Form 10-K
period 1993-12-31
CVB FINANCIAL CORP
filed 1994-03-29
CIK 354647

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993                                  or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from N/A      to   N/A

Commission file number 0-10140
                           CVB FINANCIAL CORP.
           (Exact name of registrant as specified in its charter)

     California                                  95-3629339
State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization

   701 N. Haven Avenue, Suite 350
   Ontario, California                                      91764
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code  (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered
  Common Stock                         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 15, 1994, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately
$86,493,700.

     Number of shares of common stock of the registrant outstanding as of March 15, 1994: 7,283,682.

The following document is incorporated by reference herein:

Definitive Proxy Statement for               Part III of Form 10-K
the Annual Meeting of Stockholders
which will be filed within 120
days of the fiscal year ended
December 31, 1993


               THIS REPORT INCLUDES A TOTAL OF  283  PAGES
                        EXHIBIT INDEX ON PAGE 84

PART I

ITEM 1.  BUSINESS

CVB Financial Corp.

     CVB Financial Corp. (referred to herein on an unconsolidated basis as "CVB" and on a consolidated basis as the "Company") is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank (the "Bank"), which is the Company's principal asset. The Company has two other subsidiaries, Community Trust Deed Services ("Community") and Premier Results, Inc. ("Premier").

     The Company's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. Although Premier offered item and other processing services, all of its assets were sold to Electronic Data Systems Corporation on December 31, 1992. See "Item 1. BUSINESS
- - Premier Results, Inc." The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is and will continue to be dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. BUSINESS - Supervision and Regulation - Restrictions on Transfers of Funds to CVB by the Bank." At December 31, 1993, the Company had $687.4 million in total consolidated assets, $442.1 million in total consolidated net loans and $596.0 million in total consolidated deposits.

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario,
California.

Chino Valley Bank

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. Like many other state chartered banks in California, the Bank is not a member of the Federal Reserve System. At December 31, 1993, the Bank had $686.7 million in assets, $442.1 million in net loans and $596.5 million in deposits.

     The Bank currently has 16 banking offices located in San Bernardino County, Riverside County and the eastern portion of Los Angeles County in Southern California. Of the 16 offices, the Bank opened seven as de novo branches and acquired the other nine in acquisition transactions. Since 1990, the Bank has added four offices, two in 1990 and two in 1993.

     On March 5, 1993, the Company completed its acquisition of Fontana First National Bank, a one-branch bank located in Fontana, California ("Fontana"), for an aggregate cash purchase price of $5.0 million. As of December 31, 1992, Fontana had total assets of $26.3 million, net loans of $18.5 million, deposits of $22.8 million and shareholders' equity of $3.4 million. For the year ended December 31, 1992, Fontana reported net income of $74,000.

     On October 21, 1993, the Bank entered into an agreement with the Federal Deposit Insurance Corporation for the purchase of certain assets and the assumption of deposits and other liabilities of the failed Mid City Bank. The agreement provided the Bank with the ability to re-price the deposits assumed within specific time frames, regardless of the original terms of the deposit. Net of the deposits that were re-priced and allowed to withdraw, the Bank assumed approximately $20.0 million in deposits, $2.0 million in investments, and $18.0 million in loans.

     Through its network of banking offices, the Bank emphasizes personalized service combined with offering a full range of banking services to businesses, professionals and individuals located in the service areas of its offices. Although the Bank focuses the marketing of its services to small- and medium-sized businesses, a full range of retail banking services are made available to the local consumer market.

     The Bank offers a wide range of deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts. The Bank also serves as a federal tax depository for its business customers.

     The Bank also provides a full complement of lending products, including commercial, installment and real estate loans. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Financing products for individuals include automobile financing, lines of credit and home improvement and home equity lines of credit. Real estate loans include mortgage and construction loans.

     The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services and electronic funds transfers by way of domestic and international wires and automated clearing house. The Bank also makes available investment products to customers, including a full array of fixed income vehicles and a program pursuant to which it places its customers' funds in federally insured time certificates of deposit of other institutions. The Bank does not operate a trust department; however, it makes arrangements with a correspondent institution to offer trust services to its customers on request.

Community Trust Deed Services

     The Company owns 100% of the voting stock of Community, which has one office. Community's services, which are provided to the Bank and non-affiliated persons, include preparing and filing notices of default, reconveyances and related documents and acting as a trustee under deeds of trust. At present, the assets, revenues and earnings of Community are not material in amount as compared to the Bank.

Premier Results, Inc.

     The Company owns 100% of the voting stock of Premier. Through Premier, the Company offered item processing services to the Bank and other financial institutions, in addition to statement reconcilement, bookkeeping, check filing, lock box, microfilm development and on-site printing. On December 31, 1992, the Company sold all of the assets of Premier to Electronic Data Systems Corporation. The assets, revenues and earnings of Premier were not material in amount as compared to the Bank.


Economic Environment in the Bank's Market Area

     The Bank concentrates on marketing to, and serving the needs of, businesses, professionals and individuals in San Bernardino, Riverside, northern Orange and eastern Los Angeles counties. The general economy in Southern California, including the Bank's market area, and particularly the real estate market, is suffering from the effects of a prolonged recession that has negatively impacted upon the ability of certain borrowers to perform their obligations to their lending institutions, including the Bank.

     According to The UCLA Business Forecast For California, December 1993 Report (the "UCLA Report"), the current recession in California is expected to continue until at least the second half of 1994, despite the presence of a moderate national economic recovery. The UCLA Report attributes the length and depth of the California recession, which began in 1990, to a number of negative economic factors, including permanent cutbacks in the California defense industries and military base closings, a cyclical downturn in

California residential real estate construction, lower rates on international trade growth as a result of the worldwide recession and the effects on employment of an increased global emphasis on cost controls and downsizing. The statewide unemployment rate in November 1993 was 8.6%, compared with the national average of 6.4%. The UCLA Report notes that while statewide unemployment figures have improved recently, this was due to a decline in the size of the labor force and that total CalifoRnia employment has declined. Nevertheless, the UCLA Report expects a weak job recovery to begin in California during the second half of 1994, approaching a normal growth rate over the next four years. Based on its assessment of recent economic reports and the current economic environment in the Company's market areas, management believes that the California recession may continue beyond 1994.

     The overall general economic conditions and the real estate market in Southern California have had and may continue to have an adverse impact on certain of the Bank's borrowing customers and their debt service capacities. The Bank's nonperforming assets increased from $19.0 million at year end 1992 to $23.0 million at year end 1993. While management believes that the allowance for credit losses at December 31, 1993 was adequate to absorb the then known or inherent losses in the loan portfolio, declining real estate values in Southern California have reduced the value of the real estate collateral that secures certain of the Bank's loans and increased the loan-to-value ratio of those credits. As of December 31, 1993, the Bank had approximately $322.9 million in loans secured by real estate located in Southern California. For a further discussion of the Bank's nonperforming assets and allowance for possible credit losses, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Competition

     The Bank faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market and mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in the Bank's market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as trust, investment and international banking services, which the Bank does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. The Bank has 16 offices located in San Bernardino, Riverside, northern Orange and eastern Los Angeles counties. Neither the deposits nor loans of any office of the Bank exceed
1% of the aggregate loans or deposits of all financial intermediaries located in the counties in which such offices are located.

Employees

     At December 31, 1993, CVB, the Bank, Community and Premier employed 311 persons, 200 on a full-time and 111 on a part-time basis. The Company believes that its employee relations are satisfactory.

Effect of Governmental Policies and Recent Legislation

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

Federal Deposit Insurance Corporation Improvement Act of 1991

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC (collectively, the "federal banking agencies").

     BIF Recapitalization. The FDIC Improvement Act provides the FDIC with three additional sources of funds to protect deposits insured by the Bank Insurance Fund (the "BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury; borrow from the Federal Financing Bank up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver; and borrow from financial intermediaries that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.

     Improved Examinations. All insured depository institutions, except certain small, well managed and, well capitalized institutions, must undergo a full-scope, on-site examination by their appropriate federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

     Standards for Safety and Soundness. Pursuant to the FDIC Improvement Act, the federal banking agencies have issued proposed safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. The proposals establish, among other things, the maximum ratio of classified assets to total capital plus ineligible allowance at 1.0 and the minimum level of earnings sufficient to absorb losses without impairing capital. The proposals provide that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit an acceptable plan or to comply with an approved plan will subject the institution to further enforcement action. No assurance can be given as to the final form of the proposed regulations or, if adopted, the impact of such regulations on the Company and the Bank.

     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

     Prompt Corrective Regulatory Action. The FDIC Improvement Act requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios.
The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

     The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

           o "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

           o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

           o "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

           o "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

           o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with it.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage of assets; (v) modification or termination of specified activities;
(vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions;
(viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officers' average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

     As of December 31, 1993, the Bank had a total risk-based capital ratio of 13.0%, a Tier 1 risk-based ratio of 11.7% and a leverage ratio of 8.3%.

     Other Items.  The FDIC Improvement Act also, among other things,
(i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

     The FDIC has adopted final regulations implementing the risk-based premium system mandated by the FDIC Improvement Act.

Under the transitional regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three supervisory subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates within each of three capital categories will be as follows (expressed as cents per $100 of deposits):

                           Supervisory Subgroup
                              A      B      C
Well capitalized              23     26     29
Adequately capitalized        26     29     30
Undercapitalized              29     30     31


     In addition, the FDIC has issued final regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state banks. The regulations prohibit, subject to certain specified exceptions, insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996.

     The FDIC has also issued final regulations which prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The regulations also provide that, subject to certain specified exceptions, subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

     The impact of the FDIC Improvement Act on the Company and the Bank is uncertain, especially since many of the regulations promulgated thereunder have been only recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the limitations on investments and powers of state banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which the Bank conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect the Bank's results of operations.

Capital Adequacy Guidelines

     The Federal Reserve Board and the FDIC have issued guidelines to implement risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance-sheet financial instruments into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance-sheet financial instruments, such as letters of credit and long-term outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for credit risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

     Beginning on December 31, 1992, the guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. Higher risk-based ratios are required to be considered well capitalized under the prompt corrective action provisions of the FDIC Improvement Act. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Improvement Act of 1991 - Prompt Corrective Regulatory Action."

     A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock in an amount up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

     Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus;
(iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

     The Federal Reserve Board and the FDIC have also adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Federal Deposit Insurance Corporation Improvement Act of 1991 -Prompt Corrective Regulatory Action."

     As of December 31, 1993, the Company and the Bank had total risk-based capital ratios of 13.1% and 13.0%, Tier 1 risk-based capital ratios of 11.8% and 11.7% and leverage ratios of 8.4% and 8.3%, respectively.

     In addition, the federal banking agencies have issued proposed rules, in accordance with the FDIC Improvement Act, seeking public comment on methods for measuring interest rate risk, and two alternative methods for determining what amount of additional capital, if any, a bank may be required to have for interest rate risk. The Company cannot yet determine whether such proposals will be adopted or the impact of such regulations, if adopted, on the Company and the Bank.

      The federal banking agencies issued a statement advising that, for regulatory purposes, federally supervised banks and savings associations should report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," beginning in 1993. See "Item 1. BUSINESS -Effect of Governmental Policies and Recent Legislation - Accounting Changes." However, the federal banking agencies have advised that they will place a limit on the amount of deferred tax assets that is allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized from taxes paid in prior carryback years and from the future reversal of temporary differences would generally not be limited. Deferred tax assets that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, would be limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier 1 capital and total assets in regulatory capital calculations. The federal banking agencies have notified institutions that their capital rules will be amended to reflect this change. Management does not expect implementation of this proposal to have a material impact on the Bank's regulatory capital levels.

     The federal banking agencies issued a proposal in January
1994 seeking public comment on whether to amend their capital definitions of leverage and risk based capital to conform such definitions to the recently issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires an institution to recognize as a separate component of stockholders' equity the amount of unrealized gains and losses on securities that are deemed to be "available for sale." See "Business -- Effect of Government Policies and Recent Legislation -- Accounting Changes."

Accounting Changes

     In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, which supersedes SFAS No. 96. SFAS No. 109 is effective for fiscal years beginning after December 31, 1992, or earlier at the Company's option. SFAS
No. 109 employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. The Company adopted SFAS No. 109 in 1992, elected not to restate prior years and has determined that the cumulative effect of the implementation was immaterial.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, market prices (when available) or the fair market value of collateral for a collateral-dependent loan. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recreating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and changes the definition of in-substance foreclosures to apply only to the loans where the creditor has taken physical possession of the borrower's assets. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. Earlier implementation is permitted. The Company is currently evaluating the impact of the statement on its results of operations and financial position but is unlikely to implement the statement early.

     In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" ("SFAS No. 106"), effective for fiscal years beginning after December 15, 1992. In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Post-Employment Benefits" ("SFAS No. 112") effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits and SFAS No. 106 and SFAS No. 112 will have no impact on net income in 1994.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The Compnay adopted SFAS No. 115 effective as of January 1, 1994, and as of that date the Bank had both investment securities classified at "held to maturity" and investment securities classified as "available for sale." Securities classified as available for sale will be reported at their fair value at the end of each fiscal quarter. The value of such securities fluctuates based on changes in interest rates. Generally, an increase in interest rates would result in a decline in the value of investment securities held for sale, while a decline in interest rates would result in an increase in the value of such securities. Therefore, the value of investment securities available for sale and the Bank's shareholders' equity could be subject to fluctuation, based on changes in interest rates. As a consequence, the Bank's capital levels for regulatory purposes could change based solely on fluctuations in interest rates and fluctuations in the value of investment securities available for sale. Such change could result in additional regulatory restrictions under the prompt corrective actions provisions of the FDIC Improvement Act of 1991 and various other laws and regulations that are based, in part, on a institution's capital levels, including those dealing with the risk related insurance premium system and brokered deposit restrictions. See "Item 1, Business -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991."

Omnibus Budget Reconciliation Act of 1993

     On August 10, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 (the "Reconciliation Act"). Some of the provisions in the Reconciliation Act that may have an effect on the Company include the following: (i) the corporate income tax rate was increased from 34.04% to 35.0% for taxable income in excess of $10.0 million; (ii) mark-to-market rules for tax purposes with regard to securities held for sale by the Company; (iii) beginning in 1994 the amount of business meals and entertainment expenses that will be disallowed will be increased from the current 20.0% disallowance to 50.0% disallowance; (iv) club dues and lobbying expenses will no longer be deductible; and (v) certain intangible assets, including goodwill, will be amortized over a period of 15 years. Considering the Company's current tax situation, the Company does not expect the provisions of the Reconciliation Act to have a material effect on the Company.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law.

The Company

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

     The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Under the Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Capital Adequacy Guidelines."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in , or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.
This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California
State Banking Department.

     Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including, but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

The Bank

     The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC.

     The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent
Legislation."    Although the Bank is not a member of the Federal
Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Capital Adequacy Guidelines."

Restrictions on Transfers of Funds to CVB by the Bank

     CVB is a legal entity separate and distinct from the Bank and its subsidiaries.

     There are statutory and regulatory limitations on the amount of dividends which may be paid to CVB by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the greater of the retained earnings of the bank, the net income for such bank's last preceding fiscal year, or the net income of the bank for its current fiscal year only after obtaining the prior approval of the Superintendent.

     The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDIC Improvement Act could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. BUSINESS - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Regulatory Action and - Capital Adequacy Guidelines" for a discussion of these additional restrictions on capital distributions.

     At present, substantially all of CVB's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. At December 31, 1993, the Bank had approximately $18.0 million available for the payment of cash dividends.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of CVB or other affiliates. Such restrictions prevent CVB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CVB or to or in any other affiliate are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving CVB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act. See "Item 1. BUSINESS - Effect of Governmental Policies and Recent Legislation
- - Federal Deposit Insurance Corporation Improvement Act of 1991 - Prompt Corrective Regulatory Action."

Potential Enforcement Actions

     Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither the Company nor the Bank have been subject to any such enforcement actions.

ITEM 2.   Properties

     The principal executive offices of the Company and the Bank are located at 701 N. Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California.

     The Bank occupies the premises for ten of its offices under leases expiring at various dates from 1994 through 2014. The
Bank owns the premises for its six other offices.

      The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1993, was $2.2 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 9 to the Company's financial statements included in this report. See "Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA."

ITEM 3.   Legal Proceedings

     From time to time the Company and the Bank are party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareholders during the fourth quarter of 1993.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 1994, the principal executive officers of the Company and Chino are:

Name                     Position                             Age

George A. Borba          Chairman of the Board of              61
                         the Company and the Bank

D. Linn Wiley            President and Chief Executive         55
                         Officer of the Company and the Bank

Daniel L. Thomas         Executive Vice President/Manager      53
                         of the Chino office

Vincent T. Breitenberger Executive Vice President/Senior       60
                         Loan Officer of the Bank

Jay W. Coleman           Executive Vice President of the Bank  51

Robert J. Schurheck      Chief Financial Officer of            61
                         the Company and Executive Vice
                         President and Chief Financial Officer
                         of the Bank


     Other than George A. Borba, who is the brother of John A.
Borba, a director of the Company and the Bank, there is no family relationship among any of the above-named officers or any of the Company's directors.

     Mr. Borba has served as Chairman of the Board of the Company since its organization in April 1981 and Chairman of the Board of the Bank since its organization in December 1973. In addition, Mr. Borba is the owner of George Borba Dairy.

     Mr. Wiley has served as President and Chief Executive Officer of the Company since October 4, 1991. Mr. Wiley joined the Company and Bank as a director and as President and Chief Executive Officer designate on August 21, 1991. Prior to that, Mr. Wiley served as an Executive Vice President of Wells Fargo Bank from April 1, 1990 to August 20, 1991. From 1988 to
April 1, 1990 Mr. Wiley served as the President and Chief Administrative Officer of Central Pacific Corporation, and from 1983 to 1990 he was the President and Chief Executive Officer of American National Bank.

     Mr. Thomas assumed the position of Executive Vice
President/Manager of the Chino office effective November 1, 1988.
Prior to that time he was Executive Vice President from February 25, 1985 to October 31, 1988. Prior to that, he served as Senior Vice President of Loan Administration at Bank of Newport.

     Mr. Breitenberger has served as Executive Vice President of the Bank since April 1982, and prior to that time was Senior Vice President of the Bank from November 1980 to March 1982. He has been the Senior Loan Officer of the Bank since November 1980.

     Mr. Coleman assumed the position of Executive Vice President of the Bank on December 5, 1988. Prior to that he served as President and Chief Executive Officer of Southland Bank, N.A.
from March 1983 to April 1988.

     Mr. Schurheck assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on March 1, 1990. He served as Senior Vice President of the Bank from September 11, 1989 to February 28, 1990. Prior to that he served as Senior Vice President of General Bank from June 1988 to September 1989. From July 1987 to June 1988 Mr. Schurheck was a self-employed consultant; from December 1973 to June 1987 he was Senior Vice President of Operations and Finance of State Bank in Lake Havasu City, Arizona.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

     Shares of CVB Financial Corp. common stock price increased from an average price of $10.129 for the first quarter of 1993, to an average price of $12.538 for the fourth quarter of 1993. Fears regarding the recession, weak California real estate prices, and bank capital levels continued to dominate investors' perceptions of bank stocks, regardless of the performance of CVB Financial Corp. The average price of CVB common stock for the fourth quarter of 1993 was $12.538, and this represented a
multiple of book value of approximately 1.52.    The following table
presents the high and low sales prices for the Company's common stock during each quarter for the past three years. The share prices and cash dividend per share amounts presented for all periods in the table below have been restated to give retroactive effect to the ten percent stock dividends declared on December 15, 1993. There were approximately 1,039 shareholders as of December 31, 1993.

Three Year Summary of Common Stock Prices

Quarter
Ended       High   Low      Dividends

 3/31/91   11.57   8.58     $.058 Cash Dividend
 6/30/91   10.85   9.61     $.058 Cash Dividend
 9/30/91   10.13   8.26     $.058 Cash Dividend
12/31/91    9.50   6.82     $.066 Cash Dividend

 3/31/92   10.02   7.34     $.066 Cash Dividend
 6/30/92    8.88   8.16     $.066 Cash Dividend
 9/30/92    8.36   7.65     $.066 Cash Dividend
12/31/92    8.47   6.82     $.066 Cash Dividend
                            10% Stock Dividend

 3/31/93   12.27   8.52     $.073 Cash Dividend
 6/30/93   11.42  10.00     $.073 Cash Dividend
 9/30/93   13.41  10.91     $.073 Cash Dividend
12/31/93   13.52  11.70     $.073 Cash Dividend
                            10% Stock Dividend

The Company lists its common stock on the American
Stock Exchange under the symbol "CVB."

ITEM. 6.  SELECTED FINANCIAL DATA

                                 1993          1992          1991          1990          1989
Net Interest Income              $35,891,367   $32,020,207   $29,460,946   $29,736,722   $27,891,424
Provision for Credit Losses        1,720,000     1,772,109       604,000       545,000     1,414,000
Other Operating Income            10,744,921     7,897,796     7,038,897     6,400,600     4,900,574
Other Operating Expenses          29,353,759    23,419,389    22,709,783    20,908,041    18,692,995

Earnings Before Income Taxes      15,562,529    14,726,505    13,186,060    14,684,281    12,685,003
Income Taxes                       6,040,178     5,711,445     5,217,380     5,837,716     4,854,375

NET EARNINGS                     $ 9,522,351   $ 9,015,060   $ 7,968,680   $ 8,846,565   $ 7,830,628
Net Earnings Per Common Share<F1>      $1.27         $1.23         $1.10         $1.18         $1.05

Stock Splits                            ----          ----          ----          ----       2 for 1
Stock Dividends                          10%           10%          ----          ----           25%
Cash Dividends Declared Per Share<F1>  $0.29         $0.26         $0.24         $0.22        $0.054
Dividend Pay-Out Ratio                22.83%        21.14%        21.82%        18.64%         5.14%

Financial Position:
  Assets                        $687,407,957  $592,097,857  $560,324,296  $512,360,816  $472,657,303
  Net Loans                      442,083,848   374,661,538   365,573,877   362,757,799   342,555,462
  Deposits                       595,956,301   526,923,421   499,807,113   462,891,267   429,073,520
  Stockholders' Equity            59,957,532    52,038,215    44,188,978    38,365,267    32,500,926
  Book Value Per Share<F1>              8.24          7.19          6.25          5.44          4.52
  Equity-to-Assets Ratio<F2>           8.72%         8.79%         7.89%         7.49%         6.88%

Financial Performance:
  Return on:
      Beginning Equity                18.30%        20.40%        20.77%        27.22%        31.65%
      Average Equity                  17.46%        18.72%        19.45%        24.67%        27.51%
  Return on Average Assets             1.52%         1.62%         1.54%         1.81%         1.88%

Credit Quality:
  Allowance for Credit Losses    $ 8,849,442  $  6,461,345   $ 5,262,614  $  5,091,679  $  5,037,155
  Allowance/Total Loans                1.96%         1.70%         1.42%         1.38%         1.45%
  Total Non-Performing Loans     $13,262,357  $ 10,204,442   $ 5,847,393  $ 10,090,000  $  3,946,000
  Non-Performing Loans/Total Loans     2.94%         2.68%         1.58%         2.74%         1.14%
  Non-Performing Loans/Allowance     149.87%       157.93%       111.11%       198.17%        78.34%
  Net Charge-Offs                $   918,898  $    573,378   $   433,065  $    490,476  $     89,884
  Net Charge-Offs/Average Loans        0.22%         0.16%         0.12%         0.14%         0.03%

<F1>All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 15, 1993, as to holders of record on January 3, 1994, and payable January 17,
1994.
<F2>Stockholders' equity divided by total net assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. CVB Financial Corp., (CVB) is a bank holding company. Its primary subsidiary, Chino Valley Bank, (the Bank) is a state chartered bank with 16 branch offices located in San Bernardino, Riverside, east Los Angeles, and north Orange Counties.
Community Trust Deed Services (CTD) is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. For purposes of this analysis, the consolidated entities are referred to as the "Company".

     The results of operations, and the financial condition of the Company were affected in 1993 by two separate bank acquisitions. On March 8, 1993, the Company acquired Fontana First National Bank through merger with the "Capital B Bank" as the continuing entity. On the date of acquisition Fontana First National Bank had approximately $23.7 million in deposits and acquiring approximately $18.5 million in loans. Fontana First National Bank was purchased for $5.04 million, which resulted in $2.0 million in goodwill.

     On October 21, 1993, the Bank assumed the deposits and purchased certain assets of the failed Mid City Bank, N.A. from
the Federal Deposit Insurance Corporation (the FDIC).   The
acquisition was structured under a written agreement between the FDIC and the Bank that allowed the Bank certain rights in regard to repricing deposits and purchasing additional assets as well as providing the Bank with indemnification from prior activities of the failed bank. After exercising its right to re-price specific deposits, the Bank assumed approximately $20.0 million in deposits, and purchased $2.0 million in investments and $18.0 million in loans.

ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $9.5 million for the year ended December 31, 1993. This represented an increase of $507,000 or 5.60%, over net earnings of $9.0 million for the year ended December 31, 1992. For the year ended December 31, 1991, net earnings totaled $7.9 million. Earnings per share have increased from $1.10, to $1.23, to $1.27, for the years ended December 31, 1991, 1992, and 1993, respectively.

     The return on average assets increased from 1.54% for the year ended December 31, 1991, to 1.62% for the year ended December 31, 1992, then decreased to 1.52% for the year ended December 31, 1993. Return on average shareholders' equity decreased from 19.45%, to 18.72%, to 17.46%, for the years ended
December 31, 1991, 1992, and 1993, respectively.   The capital to
asset ratio (the leverage ratio) increased from 8.28% at December 31, 1991, to 8.37% at December 31, 1993.

     The increase in net earnings for 1993 and 1992 was primarily the result of increases in net interest income. Contributing to the increase in net interest income was a significant increase in assets and a lower cost of total deposits resulting from increased noninterest bearing demand deposits as a percent of total deposits. Significant growth in other operating income for 1993 also contributed to increased net earnings. This was the result of gains realized on securities sold during the year.

     Increases in the provision for loan losses for 1992 and 1993, and a $2.8 million provision for potential losses on other real estate owned for 1993, offset a portion of the increase in net interest income for 1992 and 1993. Growth in assets exceeded increases in earnings for 1993, resulting in a decrease in return on assets.

NET INTEREST  INCOME AND THE NET INTEREST MARGIN

     Table 1 provides average balances of assets, liabilities, and shareholders' equity, for the years ended December 31, 1993, 1992, and 1991. Interest income and interest expense and the corresponding yields and costs are included for applicable interest earning assets and interest bearing liabilities for each year ended. Rates for tax preferenced investments are provided on a taxable equivalent basis using a marginal tax rate of 34.25%.

TABLE 1 - Distribution of Average Assets, Liabilities, and
Stockholders' Equity; Interest Rates and Interest
Differentials
(amounts in thousands)
                             1993                           1992                         1991
                             Average   1993      1993       Average   1992      1992     Average   1991        1991
                             Balance   Interest  Rate       Balance   Interest  Rate     Balance   Interest    Rate
ASSETS
Investment Securities
  Taxable <F1>               $120,288   8,188    6.81%     $111,543   8,682    7.78%    $ 78,272     6,595     8.43%
  Tax preferenced <F2>          3,142     131    5.87%        9,941     355    5.03%      11,822       658     7.81%
Federal Funds Sold             14,135     414    2.93%       11,530     414    3.59%      19,640     1,097     5.59%
Net Loans <F3><F4>            410,097  37,036    9.03%      362,784  34,762    9.58%     357,298    40,491    11.33%
Total Earnings Assets         547,662  45,769    8.37%      495,798  44,213    8.95%     467,032    48,841    10.51%
Total Non-earning Assets       79,537                        61,397                       50,845
Total Assets                 $627,199                      $557,195                     $517,877

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Demand Deposits              $178,539                      $139,354                     $114,909
Savings Deposits<F5>          287,044   6,478    2.26%      276,904   8,247    2.98%     271,274    13,815     5.09%
Time Deposits                  92,472   3,180    3.44%       82,129   3,732    4.54%      79,110     5,206     6.58%
Total Deposits                558,055   9,658    1.73%      498,387  11,979    2.40%     465,293    19,021     4.09%
Other Borrowings                8,440     220    2.61%        6,548     214    3.27%       5,968       359     6.02%
Interest Bearing Liabilities  387,956   9,878    2.55%      365,581  12,193    3.34%     356,352    19,380     5.44%
Other Liabilities               6,172                         4,110                        5,653
Stockholders' Equity           54,532                        48,150                       40,963
Total Liabilities and
  Stockholders' Equity       $627,199                      $557,195                     $517,877

Net interest spread                              5.82%                         5.61%                           5.07%
Net interest margin                              6.56%                         6.49%                           6.36%
Net interest margin excluding loan fees          6.07%                         6.02%                           5.86%

<F1> Includes certificates of deposit purchased from other institutions
<F2> Yields are calculated on a taxable equivalent basis
<F3> Loan fees are included in total interest income as follows: 1993, $2,694; 1992, $2,321; 1991, $2,353
<F4> Non-performing loans are included in net loans a follows: 1993 $13,262;1992, $10,205; 1991, $5,847
<F5> Includes interest-bearing demand and money market accounts

     Net interest income is equal to the difference between the interest the Company receives on interest earning assets and the
interest it pays for interest bearing liabilities.   Net interest
income totaled $35.9 million for the year ended December 31, 1993, representing an increase of $3.9 million, or 12.1%, over net interest income of $32.0 million for the year ended December
31, 1992.   For the year ended December 31, 1991, the Company
generated net interest income of $29.5 million. The net interest margin is the net return on average interest earning assets, or net interest income measured as a percent of average interest earning assets. The net interest margin totaled 6.56%, 6.49%, and 6.36%, for the years ended December 31, 1993, 1992, and 1991, respectively.

     The increases in net interest income and net interest margin for both 1993 and 1992 were the result of continued improvement in the net interest spread. A general decline in the rate paid for interest bearing liabilities, coupled with increases in noninterest bearing demand deposits as a percent of total deposits, resulted in a decrease in the cost of funds.

     The net interest spread is the difference between the yield on interest earning assets and the cost of interest bearing liabilities. The yield on interest earning assets decreased from 10.51%, to 8.95%, to 8.37%, for the years ended December 31, 1991, 1992, and 1993, respectively. During the same period, the cost of interest bearing liabilities decreased from 5.44% for 1991, to 3.34% for 1992, to 2.55% for 1993. The decreases in the yields on interest earning assets as well as the cost of interest bearing liabilities both reflect decreases in interest rates in general during the three year period. As the decreases in the cost of interest bearing liabilities was greater than the decreases in the yield on interest earning assets, the net interest spread increased from 5.07% for 1991, to 5.61% for 1992, to 5.82% for 1993.

     Increases in net interest income and the net interest margin for 1992 and 1993 were also affected by a less costly deposit mix.
The Company's assets are primarily funded by deposits, including non-interest bearing demand deposits. Noninterest bearing demand deposits have increased from $131.5 million, to $157.4 million, to $221.6 million at December 31, 1991, 1992 and 1993,
respectively.  This represented increases of  $64.1
million, or 40.70% for 1993, and $25.9 million, or 19.75% for 1992. As a percent of average total deposits, average noninterest bearing demand deposits have increased from 24.70%, to 27.96%, to 31.99%, for the years ended December 31, 1991, 1992, and 1993, respectively. As average noninterest bearing deposits have increased as a percent of average total deposits, the cost of average total deposits has decreased from 4.09%, to 2.40%, to 1.73%, for the years ended December 31, 1991, 1992 and 1993, respectively.

     Table 2 provides a summary of the changes in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities, and the changes resulting from changes in interest rates for the years ended December 31, 1993, 1992, and 1991. The changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average rate. The changes in interest income attributable to changes in interest rates are calculated by multiplying the change in rate by the initial volume. The changes attributable to rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 - Rate and Volume Analysis for Changes in Interest
Income, Interest Expense and Net Interest Income
(amounts in thousands)
                                  1993 Compared to 1992                       1992 Compared to 1991
                                  Increase (decrease) due to                  Increase (decrease) due to
                                                     Rate/                                      Rate/
                                  Volume    Rate     Volume     Total         Volume   Rate     Volume    Total
Interest Income:
  Taxable investment securities   $  680    $(1,089)  $ (85)    $(494)        $ 2,804  $ (503)   $ (214)  $ 2,087
  Tax preferenced securities        (242)        61     (43)     (224)           (104)   (237)       38      (303)
  Fed funds                           94        (77)    (17)        0            (453)   (391)      161      (683)
  Loans                            4,534     (1,999)   (261)    2,274             622  (6,255)      (96)   (5,729)
Total earnings assets              5,066     (3,104)   (406)    1,556           2,869  (7,386)     (111)   (4,628)

Interest Expense:
  Savings deposits                   302     (1,999)    (72)   (1,769)            287  (5,736)     (119)   (5,568)
  Time deposits                      470       (907)   (115)     (552)            199  (1,611)      (62)   (1,474)
  Other borrowings                    62        (43)    (13)        6              35    (164)      (16)     (145)
Total interest bearing liabilities   834     (2,949)   (200)   (2,315)            521  (7,511)     (197)   (7,187)

Net Interest Income              $ 4,232       (155)   (206)    3,871         $ 2,348   $ 125      $ 86   $ 2,559

     The Company's primary source of revenue is the interest
income it receives on loans. In general, the Company stops accruing interest on a nonperforming loan after its principal or interest becomes 90 days or more past due. Interest that has already accrued on a nonperforming loan is reversed from income when the
loan is placed in a nonperforming status.   Interest income for
the year ended December 31, 1992, and 1991, respectively, included interest of $115,900, and $89,500 that was accrued and not reversed on nonperforming loans. There was no interest income that was accrued and not reversed on any nonperforming loan at December 31, 1993. For 1991 and 1992, the amount of interest accrued on nonperforming loans was deemed collectable primarily based on the value of collateral in which the Bank held a security interest. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of the notes, interest income would have increased by

$1,186,000, $698,600, and $1,037,200 for the years ended December
31, 1993, 1992, and 1991 respectively. Accordingly, yields on loans would have increased by 0.28%, 0.19%, and 0.29%,
respectively.   Included in Other Real Estate Owned at December
31, 1993 is a loan totaling $977,000 which, although performing according to its original terms, is accounted for as real estate held for sale as required under SFAS 66. As principal and interest payments on this loan were current at December 31, 1993, for analysis purposes, the average balance of the loan was included in total loans, and the yield on loans was adjusted accordingly.

     Loan fees and the direct costs associated with the origination of loans are deferred and netted against the outstanding loan balance. The deferred net loan fees and costs are recognized as interest income net of cost over the term of the loan in a manner that approximates the level-yield method. (See Note 1 of the Financial Statements). Fees collected on loans are an integral part of the loan pricing decision. For the year ended December
31, 1993, the Company recognized $2.7 million in loan origination fees, representing an increase of $373,000, or 16.1%, from fee income of $2.3 million recognized in 1992. Fee income recognized for 1991 totaled $2.4 million. Table 3 summarizes loan fee activity for the Bank for the three year period.

TABLE 3 - Loan Fee Activity
(amounts in thousands)
                                           1993         1992         1991
Fees collected                             $ 2,394      $ 3,419      $ 2,649
Fees and costs deferred                     (1,328)      (2,262)      (1,109)
Accretion of deferred fees and costs         1,628        1,164          813
Total fee income reported                  $ 2,694      $ 2,321      $ 2,353

Deferred net loan origination fees acquired     64            0            0
Deferred net loan origination fees
   at end of year                          $ 1,604      $ 1,840      $   718

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest income, the net interest margin, and
consequently, the Company's earnings.   The Bank's Management
actively monitors interest rate "sensitivity" to potential changes in interest rates using a maturity/repricing gap analysis. This analysis measures, for specific time intervals, the differences between interest earning assets and interest bearing liabilities for which re-pricing opportunities will occur. A positive difference, or gap, indicates that interest earning assets will reprice faster than interest bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of decreasing interest rates. Conversely, a negative gap will generally produce lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table 4 provides the Bank's maturity/repricing gap analysis at December 31, 1993 and 1992. The Bank had a positive one year cumulative gap of $22.1 million at December 31, 1993, compared to a negative one year cumulative gap of $33.5 million at
December 31, 1992.   The change from a negative gap position to a
positive gap position is primarily the result of an increase in loans that reprice within one year.

TABLE 4 - Asset and Liability Maturity/Repricing Gap
(amounts in thousands)
                                                  Over 90           Over 180
                                   90 days        days to           days to        Over
                                   or less        180 days          365 days       365 days
1993
Earnings Assets:
Fed Funds                          $ 15,000       $      0          $      0       $      0
Investment Securities and
  debt securities held for sale      22,846          4,829             3,429        118,415
Deposits with other financial
  institutions                          298              0               100             99
Total Loans                         335,776          7,109            14,571         93,477
    Total                           373,920         11,938            18,100        211,991

Interest-Bearing Liabilities
Savings Deposits                   292,550               0                 0              0
Time Deposits                       39,666          18,315            14,955          8,918
Other Borrowings                    15,848               0                 0              0
  Total                            348,064          18,315            14,955          8,918
Period GAP                        $ 25,856        $ (6,377)         $  3,145       $203,073
Cumulative GAP                    $ 25,856        $ 19,479          $ 22,624       $225,697


1992
Earnings Assets:
Fed Funds                         $ 12,290        $      0          $      0            $ 0
Investment Securities and
  debt securities held for sale     16,823           3,983             7,083         93,165
Total Loans                        280,507           3,720            11,616         85,280
  Total                            309,620           7,703            18,699        178,445

Interest-Bearing Liabilities
Savings Deposits                   295,205               0                 0              0
Time Deposits                       34,392          24,355             4,565         11,294
Other Borrowings                    10,988               0                 0              0
  Total                            340,585          24,355             4,565         11,294






Period GAP                        $(30,965)       $(16,652)         $ 14,134       $167,151
Cumulative GAP                    $(30,965)       $(47,617)         $(33,483)      $133,668

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. Specifically, changes in the prime lending rate do not always result in an immediate change in the rate paid on money market and savings accounts. In addition, the magnitude of changes in the rate charged for loans is not necessarily proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in increases or decreases in the net interest margin solely as a result of the differences between re-pricing opportunities of interest earning assets or interest bearing liabilities. The fact that the Bank reported a nominal positive gap at December 31, 1993 does not necessarily indicate that the Bank's net interest margin will increase if rates increase in 1994, or decrease if interest rates decrease. The analysis does provide a measure for the Bank's Management to determine the relative level of interest rate risk at any point in time.

SUMMARY OF CREDIT LOSS EXPOSURE

     Implicit in lending activities is the risk that losses will be experienced and the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging to earnings a provision for potential credit losses. Loans determined to be a loss are charged to the allowance. The Company's allowance for credit losses is maintained at a level considered by the Bank's Management to be adequate to provide for estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit.

     In evaluating the adequacy of the allowance for credit losses, the Bank's Management estimates the amount of potential loss for each loan that has been identified as having greater than standard credit risk, including
loans identified as nonperforming.    Loss estimates also consider the
borrowers' financial data and the current valuation of collateral when
appropriate.   In addition to the allowance for specific potential problem credits, an allowance is further allocated for all loans in the portfolio based on the risk characteristics of particular categories of loans including historical loss experience in the portfolio. Additional allowance is allocated on the basis of credit risk concentrations in the portfolio and contingent obligations under off-balance sheet commercial and standby letters of credit.

     At December 31, 1993, the allowance for credit losses was $8.8 million, representing an increase of $2.4 million or 36.96%, over the allowance for credit losses of $6.5 million at December 31, 1992. As a percent of gross loans, the allowance for credit losses increased from 1.70% at December 31, 1992, to 1.96% at December 31, 1993. The increase in the allowance for credit losses at December 31, 1993 resulted as the provision for credit losses of $1.7 million, plus acquired reserves of $1.6 million, exceeded the net amount of loans charged to the reserve of
$919,000 for the year.   Acquired reserves represent the allowance for
credit losses acquired from Fontana First National Bank, and the discount from face value of specific loans purchased from the FDIC relating to the Mid City Bank acquisition.

     Net loans charged to the allowance for credit losses totaled $433,000, $574,000, and $919,000 for the years ended December 31,
1991, 1992, and 1993, respectively. The increase in the amount charged to reserves each year reflects the increases in loans outstanding and the continued economic downturn in the Southern
California economy.   The provision for credit losses totaled
$604,000, $1,772,000, and $3,307,000, for the years ended
December 31, 1991, 1992 and 1993. The increased provision primarily reflects the increase in loans charged to the allowance
for credit losses for each period.   Net loans charged to the
reserve, as a percent of average loans totaled 0.12%, 0.16%, and 0.22% for the years ended December 31, 1991, 1992, and 1993.

     The increase in the allowance for credit losses reflects the prolonged regional economic downturn and the Bank's recognition of the possibility that the downturn may continue and the uncertain impact it may have on the Company's loan portfolio.
The increase in the allowance for credit losses has been made to support the growth in the loan portfolio and to provide an additional measure of protection in a recessionary economic environment. The Bank recognizes that the current recessionary conditions may continue, and the potential impact this may have on the loan portfolio is uncertain. Nonperforming loans increased from $10.2 million, or 2.68% of gross loans, at December 31, 1992, to $12.5 million, or 2.77% of gross loans, at December 31, 1993. While the Bank's Management believes that the allowance was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio, no assurance can be given that economic conditions that may adversely affect the Company's service area or other circumstances will not result in increased provisions for credit losses in the future.

    Table 5 provides the comparative statistics on net credit losses, the provisions for credit losses, and the allowance for credit losses. Loan losses are fully, or partially charged against the allowance for credit losses when, in the Bank's Management's judgment, the full collectability of the loan's principal is in doubt. However, there is not a precise method of predicting specific losses which ultimately may be charged against the allowance for credit losses, and as such, Management is unable to reasonably estimate the full amount of loans to be charged to the reserve in future periods.

TABLE 5 - Summary of Credit Loss Experience
(amounts in thousands)
                                          1993          1992           1991          1990            1989
Amount of Total Loans at End of Period    $ 450,933     $ 381,123      $ 370,837     $ 367,849       $ 347,593
Average Total Loans Outstanding           $ 416,984     $ 368,452      $ 362,457     $ 361,241       $ 291,476
Allowance for Credit Losses
 at Beginning of Period                   $   6,461     $   5,263      $   5,092     $   5,037       $   3,713
Loans Charged-Off:
  Real Estate Loans                             530           120            154             7               0
  Commercial and Industrial                     334           452            282           548             142
  Consumer Loans                                154           115             42            85             105
    Total Loans Charged-Off                   1,018           687            478           640             247

Recoveries:
  Real Estate Loans                               0             0              0             0               0
  Commercial and Industrial                      57            94             15           101              98
  Consumer Loans                                 42            19             30            49              59
    Total Loans Recovered                        99           113             45           150             157
Net Loans Charged-Off                           919           574            433           490              90
Provision Charged to Operating Expense        1,720         1,772            604           545           1,414
Adjustment Incident to Mergers                1,587
Allowance for Credit Losses
 at End of period                        $    8,849         6,461          5,263         5,092           5,037

Net Loans Charged-Off to
 Average Total Loans                          0.22%         0.16%          0.12%         0.14%           0.03%
Net Loans Charged-Off to Total Loans
 at End of Period                             0.20%         0.15%          0.12%         0.13%           0.03%
Allowance for Credit Losses
 to Average Total Loans                       2.12%         1.75%          1.45%         1.41%           1.73%
Allowance for Credit Losses
 to Total Loans at End of Period              1.96%         1.70%          1.42%         1.38%           1.45%
Net Loans Charged-Off to allowance
 for Credit Losses                           10.39%         8.88%          8.23%         9.62%           1.79%
Net Loans Charged-Off to Provision
 for Credit Losses                           53.43%        32.39%         71.69%        89.91%           6.36%

     Table 6 provides a summary of the allocation of the allowance for credit losses for specific loan categories for the five year period ended December 31, 1993. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within such categories, since there is a large unallocated portion of the allowance for credit losses and the total allowance is applicable to the entire loan portfolio.

Table 6 - Allocation of Allowance for Credit Losses
(amounts in thousands)
                              1993       1993           1992        1992        1991        1991
                              Allow-     % of           Allow-      % of        Allow-      % of
                              ance for   Category       ance for    Category    ance for    Category
                              Credit     to Total       Credit      to Total    Credit      to Total
                              Losses     Loans          Losses      Loans       Losses      Loans
Real Estate Loans             $   43       30.1%        $   113      27.5%      $   77       29.5%
Commercial and Industrial      3,911       62.4%          2,422      68.0%       2,587       66.8%
Consumer                          41        2.8%            164       3.0%         100        3.5%
Not Allocated                  4,854         N/A          3,762        N/A       2,499         N/A
Total                         $8,849       95.2%         $6,461      98.5%      $5,263       99.8%

                              1990       1990           1989        1989
                              Allow-     % of           Allow-      % of
                              ance for   Category       ance for    Category
                              Credit     to Total       Credit      to Total
                              Losses     Loans          Losses      Loans
Real Estate Loans             $  128     30.1%          $  219      32.4%
Commercial and Industrial      2,320     65.8%           1,920      63.2%
Consumer                         113      3.8%             130       4.0%
Not Allocated                  2,531       N/A           2,768        N/A
Total                         $5,092     99.7%           5,037      99.6%

OTHER OPERATING INCOME

     Other operating income for the Company includes service charges on deposit accounts, gain on sale of securities, gross revenue from CTD, and other revenues not derived from interest on earning assets. Other operating income increased from $7.9 million for the year ended December 31, 1992, to $10.7 million for the year ended December 31, 1993. This represented an increase of $2.8 million, or 36.05%. For 1992, other operating income increased $858,899, or 12.2%, from $7.0 million for the year ended December 31, 1991.

     The increase in other operating income for 1993 was the result of gains on securities sold. Gains on sales of securities totaled $3.7 million for the year ended December 31, 1993, compared to gains of $261,531 for 1992, and $716,608 for 1991. The gains in 1993 were a result of restructuring the portfolio in anticipation of adopting SFAS 115. (See discussion of Investment Securities for explanation of SFAS 115).

     Service charges on deposit accounts increased from $5.0 million to $5.2 million for the years ended December 31, 1992 and 1993, respectively. Service charges totaled $4.5 million for the year ended December 31, 1991. Other operating income for 1991 and 1992 included gross revenue from a subsidiary called Premier Results (Premier). Premier began operation in 1990 and provided item processing services for other financial institutions. Premier had total revenues of $870,000 in 1992, and $638,000 for 1991. In December of 1992, Premier was sold to Electronic Data Systems, Inc. as it was determined that the nature of the business was not compatible with the Company's long term strategic plans. Net earnings from
Premier for 1992 totaled $125,000.   Consequently, the divestiture did not
have a significant impact on 1993's earnings.

     Other income also includes total revenue from CTD, a subsidiary of the Company. Total revenue from CTD was approximately $238,000, $337,000, and $271,000 for the years ended December 31, 1991, 1992, and 1993, respectively.

NONINTEREST EXPENSES

     Noninterest expenses totaled $29.4 million for the year ended December 31, 1993. This represented an increase of $5.9 million, or 25.34%, from total noninterest expenses of $23.4 million for the year ended December 31, 1992. Total noninterest expenses for the year ended December 31, 1991 were $22.7 million. As a percent of average assets, total noninterest expenses decreased from 4.39% for 1991, to 4.20% for 1992, then increased to 4.68% for 1993. This increase was entirely related to expenses associated with collection and foreclosure costs on troubled credits.

     A $2.8 million provision for potential losses on the sale of other real estate owned contributed substantially to the increase in noninterest expense for 1993. Other real estate owned is property acquired by the Bank through foreclosure (See Loans). Primarily as a result of the current economic climate in Southern California, real estate values have decreased significantly over the last two years. In anticipation of a continuation of this trend in both commercial and residential real estate values, the Bank's Management has provided an allowance for potential losses on specific properties currently held by the Bank. The allowance primarily protects against further decreases in real estate
values.    Without the provision for potential losses on other
real estate owned for 1993, and the cost of carrying that real estate, total noninterest expense, as a percent of average assets, would have decreased for 1993 compared to 1992.

     Salaries and related expenses totaled $14.4 million for the year ended December 31, 1993. This represented an increase of $962,073, or 7.14%, over total salaries and related expenses of $13.5 million for the year ended December 31, 1992. Total salaries and related expenses were $13.7 million for the year ended December 31, 1991. As a percent of average assets, total salaries and related expenses have decreased from 2.64%, to 2.42%, to 2.30%, for the years ended December 31, 1991, 1992, and 1993, respectively. Full time equivalent employees decreased from 296 for 1991, to 243 for 1992, then increased to 302 for 1993. This increase in salaries for 1993 was primarily related to the acquisitions of Fontana First National Bank and Mid City Bank. As both acquisitions resulted in increased assets, the additional salaries did not impact salary expense as a percent of average assets.

INCOME TAXES

     The Company's effective tax rate for 1993 was 39.2%, compared to a rate of 38.8% for 1992, and a rate of 39.5% for 1991. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. The increase in the effective tax rate for 1993 reflects the retroactive Federal tax increase for revenues in excess of $10.0 million, and the increase in the State tax rate for 1993.

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased from $592.1 million at December 31, 1992, to $687.4 million at December 31, 1993. This represented an increase of $95.3 million, or 16.10%. Net loans increased $67.4 million, or 18.00%, from $374.7 million for the year ended December 31, 1992, to $442.1 million for the year ended December 31, 1993. As in previous years, asset growth was primarily funded by increased deposit growth. Total deposits increased from $526.9 million at December 31, 1992, to $596.0 million at December 31, 1993, an increase of $69.0 million, or 13.10%. The acquisitions of Fontana First National Bank and Mid City Bank accounted for approximately $43.0 million, or 45.0% of the $95.3 million increase in the Company's assets for 1993.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations. Note 2 of the financial statements sets forth the distribution of the investment portfolio at December 31, 1993 and 1992.

     In 1993, the Financial Accounting Standards Board introduced new mark to market accounting rules for investment securities (SFAS
115). Under the new accounting method, when adopted, securities held as "available for sale" will be reported at current market value for financial reporting purposes. Increases or decreases in market value when compared to cost will be adjusted directly to the Company's capital accounts. While the Company has demonstrated the ability and the intent to hold investment securities until maturity, changes in liquidity needs as well as changes in interest rates have resulted in the sale of investment securities in the past. The introduction of SFAS 115 has changed the methodology used in determining the type of securities purchased for the portfolio and the timing of sales of securities within the portfolio.

     The Bank's Management now reviews the portfolio from a total return perspective. Current yields, in addition to current and projected changes in market values, are now considered for both purchases and sales of investment securities. Primarily as a result of the adoption of this methodology in 1993, significant changes were made to both the structure and maturities of the investment portfolio. This restructure resulted in significant gains from the sales of securities in 1993. (See Other Operating Income)

     The Bank's Management has elected to adopt SFAS 115 effective for 1994. At December 31, 1993, the market value of the investment portfolio was approximately $150.9 million, representing an unrealized gain of approximately $1.4 million over "book value" of $149.5 million. Had SFAS 115 been adopted, stockholders' equity would have been increased by the amount of the unrealized gain at December 31, 1993, net of the tax effect. The variance between market value and the cost value reported at December 31, 1993, is not material in relation to the Company's total capital.

     In preparing for the implementation of SFAS 115 in 1994, the Bank's investment portfolio is divided into two primary categories. These included the "held for sale" portfolio and the "held to maturity" portfolio. At December 31, 1993, the held for sale portion of the portfolio comprised approximately 93.9% of the investment portfolio. The balance was allocated to securities to be held to maturity. If securities are sold prior to maturity to provide for liquidity needs or to take advantage of changes in interest rates, securities from the held for sale portion of the portfolio will be sold.

LOANS

    Table 7 sets forth the distribution of the Company's loan portfolio for each of the last five years.

TABLE 7 - Distribution of Loan Portfolio by Type
(amounts in thousands)
                                  December 31     December 31     December 31      December 31    December 31
                                  1993            1992            1991             1990           1989
Commercial and Industrial         $282,177        $260,322        $248,168         $238,533       $220,982
Real Estate
  Construction                      56,358          43,879          40,788           39,775         48,076
  Mortgage                          79,929          61,619          68,753           75,006         64,353
Consumer,
  net of unearned discount          12,517          11,642          13,067           13,948         13,818
Lease Finance Receivables           21,556           5,501             779            1,014          1,480
  Gross Loans                      452,537         382,963         371,555          368,276        348,709
Less:
  Allowance for Credit Losses        8,849           6,461           5,263            5,092          5,037
  Deferred Loan Fees                 1,604           1,840             718              426          1,116
Total Net Loans                   $442,084        $374,662        $365,574         $362,758        342,556

    Net loans increased $67.4 million, or 18.00%, from $374.7 million at December 31, 1992, to $442.1 million at December 31, 1993. Approximately $32.9 million, or 48.8% of the $67.4 million increase in net loans for 1993 resulted from the acquisitions of Fontana First National Bank and Mid City Bank. Net of acquired loans, loans increased approximately $34.5 million, or 9.2%, for 1993. The increase in loans, net of acquired loans, represents a significant increase over the increase for 1992 when net loans increased only $9.1 million, or 2.49%. The relatively slow real growth in loans (net of loans acquired) for both 1992 and 1993, reflects the prolonged economic downturn in the Southern
California economy, and the resulting decrease in loan demand.

     Approximately $192.1 million, or 42.5% of the loan portfolio matures within one year. Of this total, approximately $169.3 million, or 88.1%, have variable rates that are tied to the Bank's prime lending rate. Loans that mature within one year assist with the liquidity needs of the Bank as well as providing greater repricing opportunities. Variable rate loans tied to the Bank's prime lending rate provide immediate re-pricing opportunities when interest rates change. Table 8 provides the maturity distribution for commercial and industrial loans as well as real estate construction loans as of December 31, 1993. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 8 - Loan Maturities and Interest Rate Sensitivity
(amounts in thousands)
                                                   December 31, 1993
                                                         After One
                                          Within         But Within       After
                                          One Year       Five Years       Five Years      Total
Types of Loans:
  Commercial and industrial <F1>          135,788        159,779          40,757           336,324
  Construction                             56,358              0               0            56,358
  Total                                   192,146        159,779          40,757           392,682

Amount of Loans based upon:
  Fixed Rates                              22,869         31,778          15,424            70,071
  Floating or adjustable rates            169,277        128,001          25,333           322,611
  Total                                   192,146        159,779          40,757           392,682

<F1> Includes approximately $54.147 million in fixed rate commercial real estate loans.
     These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the  Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from cash flow from normal operations of the borrower, the requirement of real property as collateral is an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1993, approximately 97.0% of the Bank's loans secured by real estate were collateralized by properties located in Southern California.
This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

     In January of 1994, the greater Los Angeles area was affected by a major earthquake and a series of aftershocks that were centered in the San Fernando Valley. The Company is not located in the San Fernando Valley nor is the San Fernando Valley part of the Company's service area. It is not yet possible to assess the effect of the earthquake on the Company's borrowers' primary or secondary repayment sources, or its overall effect on the local economy in general. The Company's facilities and other real estate owned suffered no damage, and management is not aware of any effects from the earthquake that would materially impact its financial condition.

     At December 31, 1993, nonperforming assets totaled $22.1 million. This represented an increase of $4.1 million, or 21.6%, from total nonperforming assets of $19.0 million at December 31, 1992. Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans, other real estate owned, and in substance foreclosures. Although the Bank's Management believes that nonperforming loans are generally well secured and that potential losses are provided for in the Company's allowance for credit losses, there can be no assurance that continued deterioration in economic conditions or collateral values will not result in future credit losses. Table 9 provides information on nonperforming loans and other real estate owned for the periods indicated.

TABLE 9 - Non-Performing Assets
(amounts in thousands)
                                                      December 31
                                        1993       1992     1991     1990      1989     1988

Non-accrual loans                       $12,492    $6,642   $3,684   $9,164    $2,081   $3,828
Loans past due 90 days or more                0       272       85       19        23      174
Restructured loans                          770     3,291    2,078      907     1,842      445
Other real estate owned (OREO)            9,768     8,797    3,586        0       695      693
Total non-performing assets             $23,030   $19,002   $9,433  $10,090    $4,641   $5,140
Percentage of non-performing assets
  to total loans outstanding & OREO       5.00%     4.87%    2.52%    2.74%     1.33%    2.04%
Percentage of non-performing assets
  to total assets                         3.35%     3.21%    1.68%    1.97%     0.98%    1.38%

     At December 31, 1993, loans for which interest was no longer accruing totaled $12.5 million. All loans on a nonaccrual status were secured by real property which has a current appraisal that is less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1993, ranged between approximately 21% to 92% of the loan value. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     Except for nonperforming loans as set forth in Table 9, the Bank's Management is not aware of any loans as of December 31, 1993 for which known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact this environment may have on the Company's loan portfolio.

    At December 31, 1993, the book value of other real estate owned totaled $9.8 million. This included 9 separate parcels of property acquired through foreclosure, and one loan secured by real estate that is performing but is classified as real estate held for sale. The Bank is actively marketing these properties. The Bank's Management cannot predict when these properties will be sold or the terms of those sales when they occur. While Management recognizes that the Southern California real estate market continues to remain weak, the Bank has recent appraisals on each property that support the carrying costs of those properties at December 31, 1993. No assurance can be given that if Southern California real estate values continue to decrease, and the Bank cannot dispose of the properties held promptly, further charges to earnings may not occur.

DEPOSITS

     Total deposits increased $69.0 million, or 13.10%, from $526.9 million at December 31, 1992, to $596.0 million at December 31, 1993. The acquisitions of Fontana First National Bank and Mid
City Bank accounted for approximately $43.0 million, or 62.0%, of the $69.0 million increase in the Company's deposits for 1993. Non-interest bearing demand deposits represented the largest growth, increasing $64.1 million, or 40.73%, from $157.4 million at December 31, 1992, to $221.6 million at December 31, 1993. As a result of the increase, average non-interest bearing demand deposits represented 32.0% of average deposits for the year ended December 31, 1993. This compared with 27.96% of average deposits for 1992.

     Table 1 provides the average balances for each general deposit category, including the associated costs for the years ended December 31, 1991, 1992, and 1993. As average non-interest bearing demand deposits have increased as a percent of total average deposits for 1992 and 1993, average savings and time deposits have decreased as a percent of total average deposits. Average savings deposits, as a percent of average total deposits, have decreased from 58.30% in 1991, to 55.56% for 1992, to 51.44%
for 1993. Average time deposits, as a percent of average total deposits, have decreased from 17.00% in 1991, to 16.48% in 1992, to 16.57%, for 1993. The change in the deposit mix has resulted in a lower cost of average total deposits in 1992 and 1993.
Despite the changes in the deposit mix, the majority of funds provided from customer deposits are derived from savings deposits. Savings deposits include money market accounts as well as traditional savings accounts.

     Table 10 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds as of December 31, 1993.

TABLE 10 - Maturity Distribution of Large Denomination Time Deposits (amounts in thousands)

                                    December 31, 1993
3 months or less                    $27,242
Over 3 months through 6 months        7,732
Over 6 months through 12 months       6,716
Over 12 months                        4,172
Total                               $45,862


LIQUIDITY

     Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Bank and CVB. This includes projections of future sources and uses of funds, in addition to the maintenance of sufficient liquid reserves to provide for unanticipated events.

     For the Bank, sources of funds normally include interest and principal payments on loans and investments, proceeds from maturing or sold investments, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, advances or funding of new loans, purchases and operating expenses. The Bank maintains funds as overnight federal funds sold and other short term investment securities to provide for short term liquidity needs. In addition, the Bank maintains short term unsecured lines of credit of $50.0 million with correspondent banks to provide for contingent liquidity needs. At December 31, 1993, the Bank reported liquid assets, including cash, federal funds sold, and unpledged investment securities of $156.0 million. Liquid assets represented 22.7% of total assets at December 31, 1993.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than investments and other liquid resources, the higher the loan to deposit ratio the less liquid the Bank. For the year ended December 31, 1993, the Bank's loan to deposit ratio averaged 74.7%, compared to an average ratio of 73.9% for 1992.

     The liquidity ratio provides another measure of the Bank's liquidity. This ratio is calculated by dividing the difference between short term liquid assets from short term volatile liabilities by the sum of loans and long term investments. This ratio measures the percent of illiquid long term assets that are being funded by short term volatile liabilities. As of December 31, 1993, this ratio was 2.72%, compared to a negative 1.7%, at

December 31, 1992.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1993, approximately $20.0 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB.

     Management of CVB believes that such restrictions will not have a significant impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1993, neither the Bank nor CVB had any material commitments for capital expenditures.

     On November 16, 1993, the Company entered into a definitive agreement and plan of reorganization (the Agreement) for the Company to acquire, through merger, Western Industrial National Bank (WIN). Chino Valley Bank will be the continuing operation. The Company will provide to the shareholders of WIN $13.5 million, plus accrued earnings from December 31, 1993. WIN currently has two branch offices located in South El Monte. WIN reported total assets of $45.3 million, total deposits of $36.3 million, and gross loans of $37.5 million at December 31, 1993. It is not anticipated that the acquisition will have a significant effect on the Company's liquidity or its capital ratios.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. The Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases and anticipated mixes of assets in order to maintain adequate levels of capital. Total adjusted capital, shareholder equity plus allowance for credit losses, was $68.8 million at December 31, 1993, representing an increase of $10.3 million, or 17.6%, over total adjusted capital of $58.5 million at December 31, 1992.

     Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders' equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution's capital ratios, the established levels can result in restrictions or limits on permissible activities. The highest level for capital adequacy under Prompt Corrective Action is "Well Capitalized". To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a leverage ratio of at least 5.0%. At December 31, 1993, the Company exceeded all of the minimum capital ratios required to be considered well capitalized.

     At December 31, 1993, the Company's total risk-based capital
ratio was 13.1% compared to 13.7% on December 31, 1992.    The
ratio of Tier I capital to risk weighted assets was 11.8% at December 31, 1993, compared to a ratio of 13.3% for December 31, 1992. The decrease in the risk-based capital ratios during 1993 reflects increases in risk weighted assets greater than increases in both Tier I and total adjusted capital. The Company's risk-based capital ratio was also affected by $2.0 million in goodwill that resulted from the acquisition of Fontana First National Bank.

     In addition to the aforementioned requirement, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier 1 capital divided by the most recent quarterly period's average total assets. As of December 31, 1993, the Company's leverage ratio was 8.4%, down from a ratio of 9.2% at December 31, 1992. The Bank's leverage ratio was 8.3% at the 1993 year end, down from 8.9% at December 31, 1992. Banking regulators have established 3.0% as the minimum leverage ratio. However, institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain a leverage ratio in excess of the minimum.

     During 1992, the Board of Directors of the Company declared quarterly cash dividends that totaled 32 cents per share for the full year (29 cents per share after retroactive adjustment for the ten percent stock dividend declared on December 15,
1993). After retroactive adjustment, cash dividends declared during 1993 was equal to dividends paid for 1992. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to exceed the current minimum capital standards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     CVB Financial Corp.
          Index to consolidated Financial Statements
              and Financial Statement Schedules

Consolidated Financial Statements
                                                      Page

Consolidated Balance Sheets --                        51
  December 31, 1993 and 1992

Consolidated Statements of Earnings
  Year Ended December 31, 1993,
    1992 and 1991                                     52

Consolidated Statements of
  Stockholders' Equity Year Ended
    December 31, 1993, 1992 and 1991                  53

Consolidated Statements of Cash Flows
  for the Year Ended December 31,
    1993, 1992 and 1991                               54

Notes to Consolidated Financial Statements            57

Independent Auditors' Report                          79

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1993 AND 1992

                                                      December 31
ASSETS                                         1993                1992
Federal funds sold                             $  15,000,000       $  12,290,000
Investment securities held for investment,
  at cost  [market value of $9,506,000 (1993)
  and $107,945,000 (1992) (Note 2)]                9,153,916         103,965,120
Investment securities held for sale,
  at lower of cost or market [market value
  of $141,378,000 (1993) and $17,462,000
  (1992) (Note 2)]                               140,364,947          17,088,577
Loans and lease finance receivables,
  net (Notes 3, 4 and 5)                         442,083,848         374,661,538

  Total earning assets                           606,602,711         508,005,235

Cash and due from banks (Note 12)                 45,852,849          58,939,035
Premises and equipment, net (Note 6)               9,065,950           7,856,316
Other real estate owned (Note 5)                   9,768,298           8,796,678
Other assets                                      16,118,149           8,500,593

Total Assets                                   $687,407,957        $592,097,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 8)
    Noninterest-bearing                         $221,552,597        $157,428,049
    Interest-bearing                             374,403,704         369,495,372

                                                 595,956,301         526,923,421

  Demand note to U.S. Treasury                    14,205,027           6,652,757
  Other liabilities                               17,289,097           6,483,464

                                                 627,450,425         540,059,642
Commitments and contingencies (Note 9)

Stockholders' equity  (Notes 11 and 12):
  Preferred stock - authorized, 20,000,000
  shares without par value; no shares issued
  or outstanding Common stock - authorized,
  50,000,000 shares without par value; issued
  and outstanding, 7,274,582 (1993) and
    6,577,865 (1992)                              20,619,439          11,866,467
  Retained earnings                               39,338,093          40,171,748

                                                  59,957,532          52,038,215

Total Liabilities and Stockholders' Equity      $687,407,957        $592,097,857

CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1993

                                                   Year Ended December 31
                                       1993             1992             1991
INTEREST INCOME:
  Loans, including fees                $ 37,036,068     $ 34,762,460     $ 40,491,397
  Investment securities:
    Taxable                               8,187,804        8,681,623        6,594,842
    Tax-advantaged                          131,424          354,587          658,407

                                          8,319,228        9,036,210        7,253,249
  Federal funds sold                        413,834          414,475        1,096,701

                                         45,769,130       44,213,145       48,841,347
INTEREST EXPENSE:
  Deposits (Note 8)                       9,657,636       11,979,025       19,021,807
  Other borrowings                          220,127          213,913          358,594

                                          9,877,763       12,192,938       19,380,401

NET INTEREST INCOME BEFORE PROVISION
  FOR CREDIT LOSSES                      35,891,367       32,020,207       29,460,946

PROVISION FOR CREDIT LOSSES (Note 5)      1,720,000        1,772,109          604,000

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                      34,171,367       30,248,098       28,856,946

OTHER OPERATING INCOME:
  Service charges on deposit accounts     5,214,765        5,046,780        4,488,567
  Investment securities gains, net        3,721,041          261,531          716,608
  Service charges on item processing              0          870,505          638,630
  Other                                   1,809,115        1,718,980        1,195,092

                                         10,744,921        7,897,796        7,038,897
- -CONTINUED-

CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                               Years Ended  December 31
                                      1993             1992             1991
OTHER OPERATING EXPENSES:
  Salaries, wages and employee
    benefits (Notes 10 and 11)           14,439,434       13,477,361       13,664,021
  Occupancy (Note 9)                      2,169,864        2,039,830        1,928,636
  Equipment                               1,526,519        1,446,283        1,551,331
  Deposit insurance premiums              1,175,710        1,084,848          943,696
  Stationery and supplies                 1,068,657          982,332          854,992
  Professional services                   1,713,993        1,167,465          823,195
  Data processing                           877,542          819,765          746,285
  Promotion                               1,115,182          741,972          690,023
  Other real estate owned expense
   (Note 5)                               3,834,015          305,768          103,651
  Other                                   1,432,843        1,353,765        1,403,953

                                         29,353,759       23,419,389       22,709,783

EARNINGS BEFORE INCOME TAXES             15,562,529       14,726,505       13,186,060

INCOME TAXES (Note 7)                     6,040,178        5,711,445        5,217,380

NET EARNINGS                           $  9,522,351     $  9,015,060     $  7,968,680

NET EARNINGS PER COMMON SHARE          $       1.27     $       1.23     $       1.10


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             THREE YEARS ENDED DECEMBER 31, 1993

                                              Common Shares      Common         Retained
                                              Outstanding        Stock          Earnings
BALANCE, JANUARY 1, 1991                      5,829,708          $ 5,527,861    $32,837,406

  Repurchase of common shares                   (75,007)            (139,673)      (779,217)
  Common stock issued under
      stock option plan                          80,284              247,870
  Tax benefit from exercise of
    certain stock options                                                           204,159
  Cash dividends                                                                 (1,678,108)
  Net earnings                                                                    7,968,680

BALANCE, DECEMBER 31, 1991                    5,834,985            5,636,058     38,552,920

  Common stock issued under stock option plan
    and deferred compensation agreements        145,131              477,075
  10% stock dividend, declared on December 16,
    1992 and distributed on January 19, 1993    597,749            5,753,334     (5,753,334)
  Tax benefit from exercise of certain stock
     options                                                                        294,926
  Cash dividends                                                                 (1,937,824)
  Net earnings                                                                    9,015,060

BALANCE, DECEMBER 31, 1992                    6,577,865          11,866,467      40,171,748

  Common stock issued under stock option plan
    and deferred compensation agreements         35,753             490,922
  10% stock dividend, declared on December 15,
    1993 and distributed on January 17, 1994    660,964           8,262,050      (8,262,050)
  Tax benefit from exercise of certain
    stock options                                                                    17,485
  Cash dividends                                                                 (2,111,441)
  Net earnings                                                                    9,522,351

BALANCE, DECEMBER 31, 1993                    7,274,582         $20,619,439     $39,338,093

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1993
                                                                    Year Ended December 31
                                                         1993             1992            1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                      $ 45,518,868     $ 43,876,733    $ 48,529,441
  Service charges and other fees received                   7,023,880        7,636,265       6,322,289
  Interest paid                                           (10,246,921)     (12,533,022)    (19,721,849)
  Cash paid to suppliers and
employees                                                 (25,509,643)     (23,574,465)    (22,784,702)
  Income taxes paid                                        (6,145,842)      (5,935,205)     (5,453,759)

          Net cash provided by operating activities        10,640,342        9,470,306       6,891,420

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities             63,864,087       27,648,498      28,672,242
  Proceeds from maturities of investment securities        42,248,230       70,400,000      57,300,000
  Purchases of investment
securities                                               (117,560,921)    (116,737,235)   (101,280,042)
  Net increase in loans                                   (35,577,319)     (23,009,386)     (8,269,407)
  Loan origination fees received                            2,394,180        3,418,808       2,648,969
  Proceeds from sale of other real estate owned             2,374,291        6,847,215         535,584
  Proceeds from sale of premises and equipment                 24,212          168,442          68,277
  Purchases of premises and
equipment                                                  (2,324,386)        (539,484)       (355,630)
  Payment for purchase of Fontana First
    National Bank                                          (5,043,323)
      Other investing activities                           (2,843,235)        (192,085)       (894,659)

          Net cash used in investing activities           (52,444,184)     (31,995,227)    (21,574,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in noninterest-bearing
    deposits and money market and savings accounts         28,949,459       31,675,700      44,783,882
  Net decrease in time certificates of deposit            (14,064,629)      (4,559,392)     (7,868,036)
  Net increase (decrease) in short-term borrowings          5,246,056       (3,489,421)      6,053,474
  Cash dividends on common stock                           (2,111,441)      (1,937,824)     (1,678,108)
  Repurchases of common shares                                                                (918,890)
  Proceeds from exercise of stock options                     106,173          477,075         247,870
          Net cash provided by financing activities        18,125,618       22,166,138      40,620,192

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (23,678,224)        (358,783)      25,936,946
CASH AND CASH EQUIVALENTS, beginning of year               71,229,035       71,587,818       45,650,872
CASH AND CASH EQUIVALENTS, BEFORE ACQUISTIONS              47,550,811       71,229,035       71,587,818
Cash & cash equivalents received in purchase of Fontana
  First National Bank                                       8,235,436                0                0
Cash & cash equivalents received in purchase of
  Mid City Bank                                             5,066,602                0                0
CASH AND CASH EQUIVALENTS, end of year                   $ 60,852,849     $ 71,229,035     $ 71,587,818
- -CONTINUED-

Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities
                                                                   Year Ended December 31
                                                         1993             1992            1991
Net earnings                                             $  9,522,351     $  9,015,060    $  7,968,680
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Gain on sales of investment securities                     (3,724,956)        (333,000)       (882,000)
Loss on sales of investment securities                          3,915           71,469         165,392
Gain on sale of other real estate owned                        (5,967)        (445,844)        (39,799)
Amortization of premiums on investment securities             710,718          738,017         526,475
Provision for credit losses                                 1,720,000        1,772,109         604,000
Provision for losses on other real estate owned             2,830,000          100,000
Accretion of deferred loan fees and costs                  (1,628,527)      (1,164,459)       (812,664)
Loan fees and costs deferred                               (1,328,458)      (2,262,235)     (1,108,951)
Depreciation and amortization                               1,097,152        1,143,873       1,273,660
Change in accrued interest receivable                         667,547           90,030         (25,717)
Change in accrued interest payable                           (369,158)        (340,084)       (341,448)
Deferred tax benefit                                         (944,053)        (806,201)       (299,910)
Change in other assets and liabilities                      2,089,778        1,891,571        (136,298)
Total Adjustments                                           1,117,991          455,246      (1,077,260)
Net cash provided by operating activities                $  10,640,342     $  9,470,306    $  6,891,420

SUPPLEMENTAL  SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired through foreclosure               $  5,204,093     $ 12,157,502    $  4,275,587
  Purchase of Fontana First National Bank:
    Cash and cash equivalents acquired                   $ (8,235,436)
        Fair value of other assets acquired               (18,622,708)
    Fair value of liabilities assumed                      23,708,377
    Goodwill                                               (1,893,556)

  Cash paid for purchase of Fontana National Bank        $ (5,043,323)

  Purchase of Mid City Bank, N.A.:
    Cash and cash equivalents acquired                   $ (6,580,408)
    Fair value of other assets acquired                   (25,466,359)
    Fair value of liabilities assumed                      79,273,984
    Goodwill                                                  (50,000)

  Cash received for purchase of Mid City Bank,
    N.A. from  the FDIC                                  $ 47,177,217

The $79,273,984 of liabilities assumed in the Mid City Bank acquisition includes $62,695,886 of time certificates of deposit, of which $48,691,023 was withdrawn within 30 days of acquisition date and is not reflected in the statement of cash flows.
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 1993


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of CVB Financial Corp. and subsidiaries are in accordance with generally accepted accounting principles and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Chino Valley Bank (the "Bank"), Community Trust Deed Services and Premier Results, Inc., after elimination of all material intercompany transactions and balances.

     Investment Securities Held for Sale - The Bank has identified those investment securities which may be sold prior to maturity. These assets have been classified as held for sale on the accompanying consolidated balance sheet and are recorded at the lower of amortized cost or market value on an aggregate basis by type of asset.

     Investment Securities Held for Investment - Investment securities, excluding those held for sale, are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the estimated terms of the assets using the interest method. Such amortization and accretion are included in interest income. Sales of certain of these assets could occur if unforeseen circumstances arise, and any gain or loss on sale would be calculated based on the specific identification method. The carrying value of these assets is not adjusted for temporary declines in market value because the Bank intends and has the ability to hold them to maturity. Equity securities are accounted for at the lower of aggregate cost or market.

     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.

     The Bank receives collateral to support loans, lease finance receivables and commitments to extend credit for which collateral is deemed necessary. The most significant category of collateral is real estate, principally commercial and industrial income-producing properties.

     Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term in a manner that approximates the level-yield method.

     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio and reflects an amount that, in management's judgment, is adequate to provide for potential credit losses after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The provision for credit losses is charged to expense.

     Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the assets. Property under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial term of the lease.

     Other Real Estate Owned - Other real estate owned, shown net of an allowance for losses of $1,650,903 and $100,000 at December 31, 1993 and 1992, respectively, represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at the lower of the fair value minus estimated costs to sell or cost (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

     Goodwill - Goodwill of $2.1 million, net of amortization of $116,000 resulting from the acquisition of Fontana First National Bank during March 1993, and the excess purchase premium of $50,000 paid on assuming the deposits of Mid City Bank, N.A. in October 1993, are included in other assets. Goodwill is amortized on a straight-line basis over 15 years.

     Income Taxes - In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Prior years' financial statements have not been restated for the accounting change.

     Earnings per Common Share - Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year plus shares issuable upon the assumed exercise of outstanding common stock options (common stock equivalents). The weighted average number of common shares outstanding and common stock equivalents was 7,511,884 (1993), 7,357,187 (1992) and 7,220,967 (1991). Earnings per
common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends.

     Statement of Cash Flows- Cash and cash equivalents as reported in the statement of cash flows include cash and due from banks and federal funds sold.


     Recent Accounting Pronouncements - In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral. Collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, the statement prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. Finally, the impact of initially applying the statement is reported as a part of the provision for credit losses. The Company must adopt this standard by 1995. The Company has not yet determined the impact of the adoption of this statement or when the Company will adopt this statement.

     In May 1993, the FASB also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. Under this statement, securities will be classified into three categories as follows:

     Held-to-Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity. These securities are to be reported at amortized cost.

     Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These securities are to be reported at fair value with unrealized gains and losses included in earnings.

     Available-for-Sale Securities - Debt and equity securities not classified as either held-to-maturity or trading securities. These securities are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

     The Company has elected to adopt SFAS No. 115 as of January 1, 1994. If the Company had adopted SFAS No. 115 as of December 31, 1993, stockholders' equity would have been increased by approximately $620,000, net of $394,000 of applicable income taxes.

     Reclassifications - Certain reclassifications were made to prior years' presentations to conform them to the current-year presentation. These reclassifications are of a normal recurring nature.


2.INVESTMENT SECURITIES

      The amortized cost and estimated market value of investment securities held for investment and investment securities held for sale are shown below. All securities held are publicly traded, and estimated market value was obtained from an independent pricing service.

                                              December 31, 1993
                                              Gross            Gross
                             Amortized        Unrealized       Unrealized    Market
                             Cost             Gains            Losses        Value

Investment Securities Held
  for Investment:
  Mortgage-backed securities $ 3,296,842     $ 247,589     $    (2,431)     $ 3,542,000
  Municipal bonds              5,857,074       106,926                        5,964,000

                             $ 9,153,916     $ 354,515     $    (2,431)     $ 9,506,000


Investment Securities Held
  for Sale:
  U.S. Treasury securities   $32,923,410     $1,343,442    $    (4,852)     $34,262,000
  Mortgage-backed securities  22,579,203         76,253        (13,456)      22,642,000
  CMO/REMIC                   69,862,334         26,886       (420,220)      69,469,000
  Government Agency Fund      15,000,000          5,000                      15,005,000

                            $140,364,947     $1,451,581    $  (438,528)    $141,378,000

                                                     December 31, 1992
                                                           Gross         Gross
                                            Amortized      Unrealized    Unrealized    Market
                                            Cost           Gains         Losses        Value

Investment Securities Held
  for Investment:
  U.S. Treasury securities                  $ 71,628,597   $  3,736,403                $ 75,365,000
  Auction rate preferred stock                10,800,000                                 10,800,000
  Mortgage-backed securities                  21,536,523        473,836  $(230,359)      21,780,000

                                            $103,965,120   $  4,210,239  $(230,359)    $107,945,000

Investment Securities Held for Sale -
  U.S. Treasury securities                  $ 17,088,577   $    373,423 $      -       $ 17,462,000

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. All are issues of U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. All CMO/REMIC securities in the Bank's investment portfolio have met or surpassed the Federal Financial Institutions Examination Council's three-part test.

     At December 31, 1993 and 1992, investment securities having an amortized cost of approximately $38,780,000 and $42,553,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     The amortized cost and market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Although mortgage-backed securities/CMO/REMIC have contractual maturities through 2019, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                                                     Weighted
                                      Amortized      Market          Average
                                      Cost           Value           Yield

Due in one year or less               $ 27,997,692   $  28,185,000   6.40 %
Due after one year through five years   25,782,792      27,046,000   7.10 %

                                        53,780,484      55,231,000   6.74%
Mortgage-backed securities/CMO/REMIC    95,738,379      95,653,000   5.67 %

                                      $149,518,863    $150,884,000   6.05 %








3.LOANS AND LEASE FINANCE RECEIVABLES

     The Bank grants loans to its customers throughout its primary market in the San Gabriel Valley and Inland Empire areas of Southern California, which has recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected certain borrowers' ability to repay loans. Although management believes the level of allowances for loan losses is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increasing loan losses that cannot be reasonably predicted at December 31, 1993.

     The Bank makes loans to borrowers in a number of different industries. No industry had aggregate loan balances exceeding 10% of the December 31, 1993 or 1992 loan and lease finance receivables balance. At December 31, 1993 the Bank's loan portfolio included approximately $322.9 million of loans secured by commercial and residential real estate properties.

     The following is a summary of the components of loan and lease finance receivables:

                                                 December 31
                                                 1993             1992

Commercial, financial and industrial             $282,177,282     $260,321,437
Real estate:
  Construction                                     56,358,172       43,879,362
  Mortgage                                         79,929,218       61,618,937
Loans to individuals for household, family and
  other consumer expenditures                      12,516,627       11,642,170
Municipal lease finance receivables                21,555,980        5,500,997

                                                  452,537,279      382,962,903
Less:
  Allowance for credit losses (Note 5)              8,849,442        6,461,345
  Deferred net loan origination fees                1,603,989        1,840,020

                                                 $442,083,848     $374,661,538



     The following is a summary of nonperforming loans at December 31, 1993 and 1992:

                                              December 31
                                              1993             1992

Loans contractually past due 90 or more
  days and continuing to accrue interest                       $   272,000
Nonaccrual                                    $12,492,000        6,642,000
Troubled debt restructurings                      770,000        3,291,000

                                              $13,262,000      $10,205,000


     Interest foregone on nonperforming loans outstanding during the years ended December 31, 1993, 1992 and 1991 amounted to approximately
$1,186,000, $698,600, and $1,037,200, respectively.

4.TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

The following is an analysis of the activity of all such loans:


                                        December 31
                                        1993              1992

Outstanding balance, beginning of year  $ 3,415,000       $2,971,000
Credit granted, including renewals        3,088,000          802,000
Repayments                                3,430,000         (358,000)

Outstanding balance, end of year        $ 3,073,000       $3,415,000

5.ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

Activity in the allowance for credit losses was as follows:

                                         December 31
                                         1993            1992         1991

Balance, beginning of year               $ 6,461,345     $5,262,614   $5,091,679
Provision charged to operations            1,720,000      1,772,109      604,000
Loans charged off                         (1,018,370)      (687,360)    (478,038)
Additions to allowance resulting from
  acquisitions                             1,586,995
Recoveries on loans previously charged off    99,472        113,982       44,973

Balance, end of year                     $ 8,849,442     $6,461,345   $5,262,614


Activity in the allowance for other real estate owned losses was as follows:

                                       December 31,
                                       1993               1992
  Balance, beginning of year           $    100,000
  Provision charged to operations         2,830,000       $100,000
  Charge-offs of real estate owned       (1,279,097)

                                        $ 1,650,903       $100,000


The Company incurred expenses of $1,004,015 (1993), $205,768
(1992) and $103,651 (1991) related to the holding and disposition of other real estate owned.

6.PREMISES AND EQUIPMENT

Premises and equipment consist of:

                                         December 31
                                         1993                     1992
Land                                     $    911,845             $    911,845
Bank premises                               3,846,426                3,846,426






Furniture and equipment                    13,010,578               10,773,059
Leased property under capital lease           649,330                  649,330

                                           18,418,179               16,180,660
Less accumulated depreciation and
   amortization                             9,352,229                8,324,344

                                         $  9,065,950             $  7,856,316

7.INCOME TAXES

In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the provisions of SFAS No. 109, the Company elected not to restate prior year financial statements, and has determined that the cumulative effect of implementation was immaterial.

Income tax expense (benefit) comprised the following:


                                      Year Ended December 31,
                                      1993            1992          1991
Current provision:
  Federal                             $5,088,401       $4,792,091    $4,059,546
  State                                1,895,830        1,725,555     1,457,744

                                       6,984,231        6,517,646     5,517,290
Deferred provision (benefit):
  Federal                               (728,828)        (601,578)     (245,004)
  State                                 (215,225)        (204,623)      (54,906)

                                        (944,053)        (806,201)     (299,910)

                                      $6,040,178       $5,711,445    $5,217,380


Income tax liability (asset) comprised the following:

                                          December 31,
                                          1993                 1992
Current:
  Federal                                 $  (348,630)         $    850,125
  State                                        30,332               105,799

                                             (318,298)              955,924
Deferred:
  Federal                                  (2,765,334)           (2,036,506)
  State                                      (846,040)             (630,815)

                                           (3,611,374)           (2,667,321)

                                          $(3,929,672)          $(1,711,397)

The components of the net deferred tax asset are as follows:

                                         Year Ended December 31,
                                         1993             1992
Federal
Deferred tax liabilities:
  Depreciation                           $   339,666      $   309,929
  Leases                                     220,959          228,252
  Other                                        9,605

Gross deferred tax liability                 570,230          538,181

Deferred tax assets:
  California franchise tax                   367,426          389,235
  Bad debt and credit loss deduction       2,390,322        1,925,299
  Other real estate owned reserves           577,816
  Other                                                       260,153

Gross deferred tax asset                   3,335,564        2,574,687

Net deferred tax asset - federal          $2,765,334       $2,036,506



                                      Year Ended December 31,
                                      1993              1992
State
Deferred tax liabilities -
  Depreciation                        $   128,818       $   103,734

Gross deferred tax liability              128,818           103,734

Deferred tax assets:
  Bad debt and credit loss deduction      743,848           724,222
  Other real estate owned reserves        183,366
  Other                                    47,644            10,327

Gross deferred tax asset                  974,858           734,549

Net deferred tax asset - state        $   846,040       $   630,815

No valuation allowance under SFAS No. 109 was required. Deferred tax assets would be fully realized as an offset against reversing temporary differences, which create net future tax liabilities, or through loss carrybacks. Therefore, even if no future income was expected, deferred tax assets would still be fully realized.

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                Year Ended December 31,
                      1993         1993      1992        1992      1991        1991
                      Amount       Percent   Amount      Percent   Amount      Percent
Federal income
  tax at
  statutory rate      $5,342,369   34.3%     $5,007,012  34.0%     $4,483,260  34.0%
State franchise
  taxes, net of
  federal income
  tax benefit           1,140,830   7.3       1,069,825   7.3         926,261   7.0
Other, net               (443,021) (2.8)       (365,392) (2.5)       (192,141) (1.5)

                       $6,040,178  38.8%     $5,711,445  38.8%     $5,217,380  39.5%


8.DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $45,862,000 and $43,887,000 at December 31, 1993 and 1992, respectively. Interest expense on such deposits amounted to approximately $1,804,000 (1993), $2,044,000 (1992) and $2,856,000 (1991).

9.COMMITMENTS AND CONTINGENCIES

     The Bank leases land and buildings under operating leases for varying periods extending to 2014, at which time the Bank can exercise options that could extend the leases to 2027. The future minimum annual rental payments required, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993, excluding property taxes and insurance, are approximately as follows:




1994                              $ 1,548,000
1995                                1,498,000
1996                                1,458,000
1997                                1,444,000
1998                                1,461,000
Succeeding years                    6,475,000

Total minimum payments required   $13,884,000


     Total rental expense was approximately $1,449,000 (1993), $1,460,000
(1992) and $1,223,000 (1991).

     At December 31, 1993, the Bank had commitments to extend credit of approximately $61,543,000 and obligations under letters of credit of $7,182,000. Commitments to extend credit are agreements to lend to customers provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, evaluating customers' creditworthiness individually.

     Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

      In the ordinary course of business, the Company becomes involved in litigation. In the opinion of management and based upon discussions with legal counsel, the disposition of such litigation will not have a material effect on the Company's consolidated financial position.

      During 1993 the Company executed a definitive agreement that provides for its acquisition of Western Industrial National Bank ("WIN") through a merger of WIN and the Bank. At December 31, 1993, WIN had deposits, loans and shareholders' equity of $36.3 million, $36.6 million and $8.4 million, respectively. Management currently expects the acquisition to be consummated during the second quarter of 1994.

10.EMPLOYEE PROFIT SHARING PLAN

     The Bank sponsors a noncontributory profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service provided they have completed 1,000 service hours in the plan year. Contributions to the plan are determined by the Board of Directors. Contributions are limited to 15% of the compensation of eligible participants. The Bank contributed approximately $680,000 (1993), $639,000 (1992) and $760,000 (1991).

11.STOCK OPTION PLANS

      The Company has a plan under which options to purchase shares of the Company's common stock have been and may be granted to certain officers and directors. The plan authorizes the issuance of up to 1,028,500 shares. Option prices under the plan are to be at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than ten years from the grant date. Additional options have been granted to certain officers and directors under a plan that expired during 1991. Although no more options can be granted under the expired plan, the options granted thereunder will remain outstanding until they are exercised or canceled pursuant to their terms.

     At December 31, 1993, options for the purchase of 482,555 shares of the Company's common stock were outstanding, of which options to purchase 119,143 shares were exercisable at prices ranging from $2.66 to $14.50; 573,271 shares of common stock were available for the granting of future options. Status of all optioned shares is as follows:


                                            Shares   Price Range


Outstanding at January 1, 1991             641,570  $  2.66 - $16.14
Granted                                    348,810  $ 11.71 - $12.62
Exercised                                  (88,312) $  2.66 - $ 3.97
Canceled                                  (285,718) $  3.99 - $16.14

Outstanding at December 31, 1991           616,350  $  2.66 - $12.62
Granted                                    348,398  $  7.50 - $10.45
Exercised                                 (159,645) $  2.66 - $ 7.50
Canceled                                  (350,460) $  2.66 - $10.68

Outstanding at December 31, 1992           454,643  $  2.66 - $12.62
Granted                                     55,745  $ 10.88 - $14.50
Exercised                                  (13,753) $  7.50 - $11.70
Canceled                                   (14,080) $  7.50 - $11.71

Outstanding at December 31, 1993           482,555  $  2.66 - $14.50


     In 1993 and 1992, the Company granted to a key executive 22,000 and 10,000 shares, respectively, of the Company's common stock in accordance with his compensation agreement. The agreement also provides for the granting of an additional 60,500 shares through 1996 for which the executive is entitled to receive stock and cash dividends.

12.REGULATORY MATTERS

     Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and other affiliates in excess of 20% of the Bank's capital stock and surplus.

     In addition, California Banking Law limits the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1993, declare and pay dividends of approximately $18,025,000 to the Company. The remaining amount of Bank equity of approximately $41,265,000 is restricted with respect to dividends and represents 70% of consolidated stockholders' equity.

     As of December 31, 1993, the Company and the Bank were required to meet the risk-based capital standard set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital, which consists primarily of common stock and retained earnings, less goodwill). Additionally, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3% as of December 31, 1993. The leverage ratio basically consists of Tier 1 capital divided by average total assets. Institutions experiencing or anticipating significant growth or those with high or inordinate levels of risk are expected to maintain a leverage ratio well above the minimum level, e.g., 4% or 5%. The leverage ratio will operate in conjunction with the risk-based capital guidelines. The capital ratios of the Company and Bank at December 31, 1993 and 1992 are as follows:




                             Company      Bank     Minimum

1993
Risk-Based Capital Ratio:
  Tier 1                     11.8%        11.7%    4.00%
  Total                      13.1%        13.0%    8.00%
Leverage Ratio                8.4%         8.3%    3.00%

1992
Risk-Based Capital Ratio:
  Tier 1                     12.4%        12.1%    4.00%
  Total                      13.7%        13.3%    8.00%
Leverage Ratio                9.2%         8.9%    3.00%



     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. During the year ended December 31, 1993, required reserve balances averaged approximately $11,099,000.

13.CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS
(In thousands)




                                              December 31,
                                              1993        1992

Assets:
  Investment in Chino Valley Bank             $59,290     $50,410
  Other assets, net                               782       1,628

Total assets                                  $60,072     $52,038

Liabilities                                   $   114
Stockholders' equity                           59,958     $52,038

Total liabilities and stockholders' equity    $60,072     $52,038



STATEMENTS OF EARNINGS
(In thousands, except per-share amounts)



                                             Year Ended December 31,
                                             1993     1992     1991

Equity in earnings of Chino Valley Bank      $9,935   $8,941   $8,075
Other (expense) income, net                    (413)      74     (106)

Net earnings                                 $9,522   $9,015   $7,969

Dividends received from Chino Valley Bank    $6,098   $  956   $1,872

STATEMENTS OF CASH FLOWS
(In thousands)


                                                 Year Ended December 31,
                                                 1993       1992       1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $ 9,522    $ 9,015    $ 7,969
  Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
    Earnings of Chino Valley Bank                 (9,935)    (8,941)   (8,075)
    Other operating activities, net                1,405       (599)     (382)

          Total adjustments                       (8,530)    (9,540)   (8,457)

          Net cash provided by
          (used in) operating activities             992        525      (488)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributed earnings of Chino Valley Bank        6,098        956     1,872
  Investment in subsidiaries                      (4,693)

          Net cash provided by
          investing activities                     1,405        956     1,872

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock                  (2,111)    (1,938)   (1,678)
  Repurchases of common shares                                           (919)
  Proceeds from exercise of stock options            106        477       248

          Net cash used in financing activities   (2,005)    (1,461)   (2,349)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               392     (1,030)     (965)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                  170      1,200     2,165

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   $    562   $    170   $ 1,200


14.QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:


                                     (In thousands, except per-share amounts)
                                                Three Months Ended

                                      March 31   June 30   September 30   December 31
1993
Net interest income                   $8,439     $8,791    $9,053         $9,608
Investment securities gains, net         574      1,705     1,411             31
Provision for credit losses              420        375       450            475
Net earnings                           2,171      2,316     2,490          2,545
Earnings per common share               0.29       0.31      0.33           0.34

1992
Net interest income                   $7,613     $7,825    $8,129         $8,453
Investment securities gains, net          69          -         -            193
Provision for credit losses              547        300       225            700
Net earnings                           2,079      2,107     2,288          2,541
Earnings per common share               0.28       0.29      0.31           0.35

15.FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1993 and 1992. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                            December 31, 1993
                                            Carrying          Estimated
                                            Amount            Fair Value
Assets
Cash and due from banks                     $  45,852,849    $  45,852,849
Federal funds sold                             15,000,000       15,000,000
Investment securities held for investment       9,153,916        9,506,000
Investment securities held for sale           140,364,947      141,378,000
Loans and lease finance receivables, net      442,083,848      447,680,000

Liabilities

Deposits:
  Noninterest-bearing                          221,552,597     221,552,597
  Interest-bearing                             374,403,704     375,948,000

                                            December 31, 1992
                                            Carrying         Estimated
                                            Amount           Fair Value
Assets
Cash and due from banks                     $   58,939,035   $  58,939,035
Federal funds sold                              12,290,000      12,290,000
Investment securities held for investment      103,965,120     107,945,000
Investment securities held for sale             17,088,577      17,462,000
Loans and lease finance receivables, net       374,661,538     379,940,000

Liabilities

Deposits:
  Noninterest-bearing                          157,428,049    157,428,049
  Interest-bearing                             369,495,372    369,840,000

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

     For federal funds sold and cash and due from banks, the carrying amount is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from an independent pricing service (see also Notes 1 and 2).

     The carrying amount of loans and lease financing receivables is their contractual amounts outstanding reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses (see also Notes 1 and 3). Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans (other than such loans in nonaccrual status) is considered to be their estimated fair value.

     The fair value of fixed rate loans (other than such loans in nonaccrual status) was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

     Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

     The fair value of loans on nonaccrual status (see Note 3) has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1993 and 1992 includes the carrying amount of nonaccrual loans at each respective date.

     The amounts payable to depositors for demand, savings, and money market accounts are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

16.ACQUISITION OF BRANCH AND PURCHASE OF ASSETS AND LIABILITIES

     On March 8, 1993, the Company purchased Fontana First National Bank, assuming approximately $23.7 million in deposits and acquiring approximately $18.3 million in loans. Fontana First National Bank was purchased by the Company for $5.0 million, which resulted in the recording of $1.9 million in goodwill. The assets and liabilities were contributed to the Bank by the Company.

     On October 21, 1993, the Bank assumed the deposits and purchased certain assets of the failed Mid City Bank, N.A. from the Federal Deposit Insurance Corporation (the "FDIC"). The acquisition was structured under a written agreement between the FDIC and the Bank that allowed the Bank certain rights in regard to repricing deposits and purchasing additional assets, as well as providing the Bank with indemnification from prior activities of the failed bank. The Bank assumed approximately $79.3 million in deposits and purchased $4.6 million in investments and $20.8 million in loans.

17.SUBSEQUENT EVENT

      In January 1994, the greater Los Angeles area was affected by a major earthquake and series of aftershocks which were centered in the San Fernando Valley. The Company is not located in the San Fernando Valley, nor is the San Fernando Valley part of the Company's service area.
However, it is not yet possible to assess the effect of the   earthquake on
the Company's borrowers' primary or secondary repayment  sources, or its
overall effect on the local economy in general.  The   Company's facilities
and other real estate owned suffered no significant damage, and management is not aware of any effects from the earthquake which would materially impact its financial condition.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of CVB Financial Corp.
Ontario, California

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche
     Delloite & Touche
Los Angeles, California
January 27, 1994

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS - Election of Directors" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For
information concerning executive officers of the   Company, see "Item 4(A).
EXECUTIVE OFFICERS OF THE REGISTRANT" above.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning management remuneration and transactions is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS -Compensation of Executive Officers and Directors - Executive Compensation, - Employment Agreements and Termination of Employment Arrangements, - Stock Options, - Option Exercises and Holdings and - Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "INTRODUCTION -Principal Shareholders" and "DIRECTORS AND EXECUTIVE OFFICERS - Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS--Certain Transactions" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

Financial Statements

         Reference is made to the index to Financial Statements at page 50 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 85 of this Form 10-K.


Executive Compensation Plans and Arrangements

The following compensation plans and arrangements are filed as exhibits to this Form 10-K: 1981 Stock Option Plan, Exhibit 10.1; Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Agreement between John Cavallucci, Chino Valley Bank and CVB Financial Corp. dated March 26, 1991 and Waiver Agreement dated October 4, 1991, Exhibit 10.18; Key Employee Stock Grant Plan, Exhibit 10.19. See Index to Exhibits at Page 85 to this Form 10-K.

Reports on Form 8-K

The Company filed a Report on Form 8-K, on November 4, 1993 reporting under Item 5.

Undertaking for Registration Statement on Form S-8

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 2-76121 (filed February 18, 1982):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1994.

                                CVB FINANCIAL CORP.
                                (Registrant)


                                By /s/  D. Linn Wiley
                                D. LINN WILEY
                                President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                    Date

/s/ George A. Borba        Chairman of the Board    March 28, 1994
George A. Borba

/s/ John A. Borba          Director                 March 28, 1994
John A. Borba

/s/ Ronald O. Kruse        Director                 March 28, 1994
Ronald O. Kruse

/s/ John J. LoPorto        Director                 March 28, 1994
John J. LoPorto

/s/ Charles M. Magistro    Director                 March 28, 1994
Charles M. Magistro

/s/ John Vander Schaaf     Director                 March 28, 1994
John Vander Schaaf

/s/ Robert J. Schurheck    Chief Financial Officer  March 28, 1994
Robert J. Schurheck        (Principal Financial
                           and Accounting Officer)

/s/ D. Linn Wiley          Director, President and  March 28, 1994
D. Linn Wiley              Chief Executive Officer
                           (Principal Executive Officer)

                            INDEX TO EXHIBITS

Exhibit No.    Page

 3.1  Articles of Company, as amended.(1)                        *

 3.2  Bylaws of Company, as amended.(2)                          *

10.1  1981 Stock Option Plan, as amended.(1)                     *

10.2  Agreement by and among D. Linn Wiley, CVB
      Financial Corp. and Chino Valley Bank dated
      August 8, 1991.(2)                                         *

10.3  Chino Valley Bank Profit Sharing Plan, as amended.(3)      *

10.4  Definitive Agreement by and between CVB Financial
      Corp. and Huntington Bank dated January 6, 1987.(4)        *

10.5  Transam One Shopping Center Lease dated May 20, 1986,
      by and between Transam One and Chino Valley Bank for
      the East Chino Office.(4)                                  *

10.6  Sublease dated November 1, 1986, by and between
      Eldorado Bank and Chino Valley Bank for the East
      Highland Office.(4)                                        *

10.7  Lease Assignment, Acceptance and Assumption and
      Consent dated December 23, 1986, executed by the
      FDIC, Receiver of Independent National Bank, Covina,
      California, as Assignor, Chino Valley Bank, as
      Assignee, and INB Bancorp, as Landlord under that
      certain Ground Lease dated September 30, 1983 by and
      between INB Bancorp and Independent National Bank for
      the Covina Office.(4)                                      *

10.8  Lease Assignment dated May 15, 1987 and Consent of
      Lessor dated April 21, 1987 executed by Huntington
      Bank, as Assignor, Chino Valley Bank as Assignee and
      Gerald G. Myers and Lynn H. Myers as Lessors under
      that certain lease dated March 1, 1979 between
      Lessors and Huntington Bank for the Arcadia Office.(5)     *

10.9  Lease Assignment dated May 15, 1987 and Consent of
      Lessor dated March 18, 1987 executed by Huntington
      Bank, as Assignor, Chino Valley Bank as Assignee and
      George R. Meeker as Lessor under that certain
      Memorandum of Lease dated May 1, 1982 between Lessor
      and Huntington Bank for the South Arcadia Office.(5)       *

10.10 Lease Assignment dated May 15, 1987 and Consent of

      Lessor dated March 17, 1987 executed by Huntington
      Bank, as Assignor, Chino Valley Bank as Assignee
      and William R. Hayden and Marie Virginia Hayden as
      Lessor under that Certain Lease and Sublease, dated
      March 1, 1983, as amended, between Lessors and
      Huntington Bank for the San Gabriel Office.(5)             *

10.11 Lease Assignment dated May 15, 1987 executed by
      Huntington Bank as Assignor and Chino Valley
      Bank as Assignee under that certain Shopping
      Center Lease dated June 1, 1982, between Anita
      Associates, a limited partnership and Huntington
      Bank for the Santa Anita ATM Branch.(5)                    *

10.12 Office Building Lease between Havenpointe Partners
      Ltd. and CVB Financial Corp. dated April 14, 1987
      for the Ontario Airport Office.(6)                         *

10.13 Form of Indemnification Agreement.(7)                      *

10.14 Office Building Lease between Chicago Financial
      Association I, a California Limited Partnership and
      CVB Financial Corp. dated October 17, 1989, as
      amended, for the Riverside Branch.(1)                      *

10.15 Office Building Lease between Lobel Financial
      Corporation and Chino Valley Bank dated June 12,
      1990, for the Premier Results data processing center.(3)   *

10.16 Office Space Lease between Rancon Realty Fund IV
      and Chino Valley Bank dated September 6, 1990, for
      the Tri-City Business Center Branch.(3)                    *

10.17 1991 Stock Option Plan.(6)                                 *

10.18 Severance Agreement between John Cavallucci, Chino Valley
      Bank and CVB Financial Corp. dated March 26, 1991 and
      Waiver Agreement dated October 4, 1991.(2)                 *

10.19 Key Employee Stock Grant Plan.(8)                          *

10.20 Lease by and between Allan G. Millew and William F.
      Kragness and Chino Valley Bank dated March 5, 1993
      for the Fontana Office. (9)                                *

10.21 Office Lease by and between Mulberry Properties
      and Chino Valley Bank dated October 12, 1992. (9)          *

10.22 First Amended and Restated Agreement and Plan of
      Reorganization by and between CVB Financial Corp.,
      Chino Valley Bank and Fontana First National Bank,
      dated October 8, 1992                                     88

10.23 Purchase and Assumption Agreement among FDIC
      receiver of Mid City Bank, National Association, FDIC
      and Chino Valley Bank, dated October 21, 1993 (10)         *

10.24 Agreement and Plan of Reorganization by and between
      CVB Financial Corp., Chino Valley Bank and Western
      Industrial National Bank, dated November 16, 1993        181

10.25 Lease by and between Bank of America and Chino Valley
      Bank dated October 15, 1993, for the West Arcadia Office 230

10.26 Lease be and between RCI Loring and CVB Financial Corp
      dated March 11, 1993, for the Riverside Office.          250

22    Subsidiaries of Company. (9)                               *

23    Consent of Independent Certified Public Accountants.     283

__________________________

*Not applicable.

(1) Filed as Exhibits 3.1, 10.1 and 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989, Commission file number 0-10140, which are incorporated herein by this reference.

(2) Filed as Exhibits 3.2, 10.2 and 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 0-10140, which are incorporated herein by this reference.

(3) Filed as Exhibits 10.3, 10.15 and 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 0-10140, which are incorporated herein by this reference.

(4) Filed as Exhibits 10.4, 10.5, 10.6 and 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1986, Commission file number 0-10140, which are incorporated herein by this reference.

(5)     Filed as Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 to
        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission file number 0-10140, which are incorporated herein by this reference.

(6) Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (33-41318) filed with the Commission on June 21,
        1991, which is incorporated herein by this reference.

(7)     Filed as Exhibit 10.13 to Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1988, Commission file number 0-10140, which is incorporated herein by this reference.

(8) Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (33-50442) filed with the Commission on August 1, 1992, which is incorporated herein by this reference.

(9) Filed as Exhibit 10.20, 10.21 and 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 0-10140, which are incorporated herein by this reference.

(10)    Filed as Exhibit 99 to the Registrant's Current Report on
        Form 8-K filed with the Commission on November 4, 1993, which is incorporated herein by this reference.