Form 10-Q
period 1994-03-31
CVB FINANCIAL CORP
filed 1994-05-12
CIK 354647

May 13, 1994

Transmitted Via EDGAR

Securities and Exchange Commission
Division of Corporate Finance
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:    CVB Financial Corp. - Form 10-Q
       Commission File No. 1-10394

Gentlemen:

On behalf of CVB Financial Corp. (the "Company"), pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we are submitting the Company's Quarterly Report on Form 10-Q.

A conforming paper copy of this filing is also being filed with the Commission herewith pursuant to Rule 901(d) of Regulation S-T. Please acknowledge receipt of the conforming paper copy by stamping the enclosed copy of this letter with your "RECEIVED" stamp and returning it to our office in the enclosed envelope.

                                      Very truly yours,

                                      /s/Robert. J. Schurheck
                                      Robert J. Schurheck

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

For Quarter Ended March 31, 1994             Commission File Number: 1-10394


                              CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


          California                                            95-3629339
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


701 North Haven Ave, Suite 350, Ontario, California                      91764
     (Address of Principal Executive Offices)                         (Zip Code)

(Registrant's telephone number, including area code)             (909) 980-4030


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X       NO

Number of shares of common stock of the registrant: 7,293,682 outstanding as of
                                  May 6, 1994

 This Form 10-Q contains 18 pages.

                               CVB FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                   dollar amounts in thousands
                                                                      March 31,       December 31,
                                                                      1994            1993
                                                                      (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $9,915 and 9,506)                              $       9,911   $       9,154
Investment securities available-for-sale
     (market values of $167,541 and $141,378)                               167,541         140,365
Federal funds sold and interest-bearing
   deposits with other financial institutions                                 8,099          15,497
Loans and lease finance receivables, net                                    429,871         442,084
                                                                      -------------   -------------
     Total earning assets                                                   615,422         607,100
Cash and due from banks                                                      51,843          45,356
Premises and equipment, net                                                   9,621           9,066
Other real estate owned, net                                                  9,862           9,768
Goodwill                                                                      2,024           2,037
Other assets                                                                 11,289          14,081
                                                                      -------------   -------------
                                                                      $     700,061   $     687,408
                                                                      =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                              $     220,716   $     221,553
     Interest-bearing                                                       408,324         374,404
                                                                      -------------   -------------
                                                                            629,040         595,957
   Demand note issued to US Treasury                                          6,444          14,205
   Long-term capitalized lease                                                  508             512
   Other liabilities                                                          3,943          16,777
                                                                      -------------   -------------
                                                                            639,935         627,451
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding)                                    0               0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      7,283,682 and 7,274,582)                                               20,683          20,619
   Retained earnings                                                         40,972          39,338
   Net unrealized gains(losses) on investment
       securities available-for-sale                                        (1,529)               0
                                                                      -------------   -------------
                                                                             60,126          59,957
                                                                      $     700,061   $     687,408
                                                                      =============   =============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                 dollar amounts in thousands, except per share

                                                         For the
                                                         Three Months
                                                         Ended March 31,

                                                         1994          1993
Interest income:
  Loans, including fees                                  $      9,591  $      8,578
  Investment securities:
     Taxable                                                    2,092         2,388
     Tax-advantaged                                                72            46
                                                         ------------  ------------
                                                                2,164         2,434
  Federal funds sold and interest bearing
     deposits with other financial institutions                    85            51
                                                         ------------  ------------
                                                               11,840        11,063
Interest expense:
  Deposits                                                      2,345         2,554
  Other borrowings                                                 71            70
                                                         ------------  ------------
                                                                2,416         2,624
                                                         ------------  ------------
    Net interest income                                         9,424         8,439
Provision for credit losses                                        50           420
                                                         ------------  ------------
    Net interest income after
       provision for credit losses                              9,374         8,019
Other operating income:
   Service charges on deposit accounts                          1,248         1,252
   (Losses) Gains on sale of investment securities              (128)           574
   Gains on sale of other real estate owned                         5             0
   Other                                                          328           323
                                                         ------------  ------------
                                                                1,453         2,149
Other operating expenses:
   Salaries and employee benefits                               3,576         3,436
   Deposit insurance premiums                                     312           284
   Occupancy                                                      596           496
   Equipment                                                      458           328
   Provision for losses on other real estate owned                200           725
   Other                                                        1,958         1,510
                                                         ------------  ------------
                                                                7,100         6,779
Earnings before income taxes                                    3,727         3,389
Provision for income taxes                                      1,506         1,218
                                                         ------------  ------------
    Net earnings                                           $    2,221    $    2,171
                                                         ============  ============
Earnings per common share                                  $     0.29    $     0.29
Cash dividends per common share                            $     0.08    $     0.07

See accompanying notes to the consolidated financial statements.

              CVB FINANCIAL CORP  AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                   dollar amounts in thousands
                                                              For the Three
                                                              Months
                                                              Ended March 31,

                                                              1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                           $       10,813   $         10,569
  Service charges and other fees received                              1,586              1,575
  Interest paid                                                       (2,246)            (2,535)
  Cash paid to suppliers and employees                                (8,070)            (6,075)
  Income taxes paid                                                   (1,301)            (1,657)
                                                              ---------------    ---------------
                                                                         782              1,877
                                                              ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of investment securities                     53,170              7,278
  Proceeds from the maturity of investment securities                  9,126             21,100
  Purchase of investment securities                                  (93,134)           (32,232)
  Net (increase) decrease in loans                                    10,176            (23,112)
  Loan origination fees received                                         684                726
  Gain on sale of other real estate owned                                  5                  0
  Proceeds from sale of premises and equipment                            18                  4
  Purchase of premises and equipment                                    (915)              (284)
  Payment for purchase of Fontana First National Bank                      0             (5,043)
  Other investing activities                                          (5,617)            (4,525)
                                                              ---------------    ---------------
                                                                     (26,487)           (36,088)
                                                              ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in transaction deposits                               17,571              (3,507)
  Net increase in time deposits                                      15,512              23,706
  Net decrease in short-term borrowings                              (7,765)             (5,242)
  Dividends paid                                                       (588)               (526)
  Exercise of stock options                                              64                   3
                                                             ---------------     ---------------
                                                                     24,794              14,434
                                                             ---------------     ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (911)           (19,777)
CASH AND CASH EQUIVALENTS, beginning of year                         60,853             71,229
                                                             ---------------    ---------------
CASH AND CASH EQUIVALENTS, March 31                          $       59,942     $       51,452
                                                             ===============    ===============

                                                              For the Three Months
                                                              Ended March 31,
                                                              1994               1993
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
  Net earnings                                                $        2,221     $        2,171
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
  Loss (Gain) on sale of investment securities                           128               (574)
  Amortization of premiums on investment securities                      175                238
  Provision for loan and OREO losses                                     250               1145
  Accretion of deferred loan fees and costs                             (612)              (366)
  Loan origination costs capitalized                                    (633)              (423)
  Depreciation and amortization                                          337                259
  Change in accrued interest receivable                                 (590)              (366)
  Change in accrued interest payable                                     170                 90
  Change in other assets and liabilities                                (664)              (297)
                                                              ---------------    ---------------
                                                                      (1,439)              (294)
                                                              ---------------    ---------------
                                                              $          782     $        1,877
                                                              ===============    ===============

Supplemental Schedule of Noncash Investing and
Financing Activities

 Purchase of Fontana First National Bank:
    Cash and cash equivalents acquired                                           $       (8,235)
    Fair value of other assets acquired                                                 (18,622)
    Fair value of liabilities assumed                                                    23,708
    Goodwill                                                                             (1,894)
                                                                                 ---------------
    Cash paid for purchase of Fontana First National Bank                        $       (5,043)
                                                                                 ===============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT
               For the Three months ended March 31, 1994 and 1993

1.   Summary of Significant Accounting Policies.
     See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1993 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

2. Certain reclassifications have been made in the 1993 financial information to conform to the presentation used in 1994.

3. In the ordinary course of business, CVB Financial Corp. enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1994, the Company had entered into commitments with certain customers amounting to $59.9 million compared to $61.5 million at December 31, 1993. Letters of credit at March 31, 1994 and December 31, 1993 were $6.0 million, and $7.2 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which are, in the opinion of the management, necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1994 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1994 was 7,283,682. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 7,542,147 at March 31, 1994, and 7,531,944 at March 31, 1993. All 1993 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 15, 1993 and paid January 17, 1994.

6. Supplemenal cash flow information: during the quarter ended March 31, 1994, and March 31, 1993, loans amounting to $1.6 million and $2.5 million, respectively, were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the collateralizing real properties. OREO sold during the three-monh period, with financing substantially provided by the Bank, amounted to $1.2 million and $1.6 million at March 31, 1994, and March 31, 1993, respectively.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Reference should be made to the financial statements included in this report and in the Company's 1993 annual report for a more complete understanding of CVB Financial Corp. and its operations.

     Throughout this discussion, "Company" will refer to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" will refer to CVB Financial Corp. as the unconsolidated parent company, and "Bank" will refer to Chino Valley Bank.

     The Company adopted SFAS No. 115 as of January 1, 1994. Under the new accounting rules securities which the Company has classified as available for sale are reported at current market value with an adjustment net of taxes to shareholders' equity. The adoption resulted in a $1.5 million decrease in stockholder's equity net of $1.1 million of applicable income taxes. (See Investment Securities and Debt Securities Available-for-Sale)

     On November 16, 1993, the Company executed a definitive agreement and plan of reorganization with Western Industrial National Bank. The agreement provides for the Company to acquire Western Industrial National Bank through a merger of the Bank and Western Industrial National Bank. Consummation of the acquisition is subject to regulatory approval, and it is expected to be finalized during the second quarter of 1994.


                             RESULTS OF OPERATIONS

     The Company reported net earnings of $2,221,000, or $0.29 per share, for the quarter ended March 31, 1994. This compares to $2,171,000, or $0.29 per share, for the same period in 1993. Net earnings increased $50,000 or 2.3% between the two periods. The annualized return on average assets during the quarter ended March 31, 1994 was 1.30% and the annualized return on average equity was 14.80%, representing a decrease from the quarter ended March 31, 1993 which showed a return on average assets of 1.46% (annualized) and a return on average equity of 16.43% (annualized).

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on OREO, were $4,099,000 during the quarter ended March 31, 1994, an increase of 139,000 or 3.50% from $3,960,000 for the first quarter of 1993. This increase is attributable primarily to an increase in interest income and a decrease in interest expense. The net interest income improved primarily as a result of a 36.08% increase in average noninterest-bearing demand deposits.

Net Interest Income/Net Interest Margin
     The principal component of the Company's earnings is net interest income which is the difference between interest and fees earned on loans and investments and interest paid on deposits and other borrowings. When the net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread ("NIS") is the yield on average earning assets minus the average cost of interest-bearing funds.

     Increases in average loans outstanding and average noninterest-bearing deposits resulted in an increase in net interest income. Net interest income was $9,424,000 for the quarter ended March 31, 1994 as compared to $8,439,000 for the same period last year, an increase of $985,000 or 11.67% between the two periods.

     A continuing shift in the deposit mix towards noninterest-bearing accounts combined with a decline in interest rates in general resulted in a decrease in the Company's cost of funds. Noninterest-bearing deposits averaged 34.10% of total deposits during the quarter ended March 31, 1994 versus 28.72%
during the same period of 1993.   The cost of funds decreased from 2.72% at
March 31, 1993, to 2.37% at March 31, 1994.

     The yield on earning assets decreased from 8.42% to 7.85% at March
31, 1993 and 1994, respectively. As the decrease in the yield on earning assets was greater than the decrease in the cost of interest bearing liabilities, the net interest spread decreased from 5.70% for the quarter ended March 31, 1993,
to 5.49% for the quarter ended March 31, 1994.   The decrease in the net
interest spread contributed to a decrease in the net interest margin.   The net
interest margin also declined as a result of a decline in the yield on earning assets. The net interest margin was 6.25% for the three months ended March 31, 1994, compared to 6.42% during the same period for 1993.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three-month periods ended March 31, 1994 and 1993. Rates for tax-preferenced loans and investments are shown on a taxable equivalent basis using a 34.25% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and
Interest Differentials
(amounts in thousands)

                                                     Three-month periods ended March 31,
                                                  1994                               1993
                                                  Average                            Average
ASSETS                                            Balance      Interest  Rate        Balance       Interest  Rate
Investment Securities
  Taxable                                           $   152,934     2,092     5.47%  $     133,079     2,388     7.18%
  Tax preferenced<F1>                                     6,299        72     6.39%          5,957        46     4.36%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions            10,857        85     3.13%          7,680        51     2.66%
Net Loans<F1><F2>                                       434,392     9,591     8.83%        379,918     8,578     9.03%
                                                  ------------- --------- ---------  ------------- --------- ---------
Total Earnings Assets                                   604,482    11,840     7.85%        526,634    11,063     8.42%
Total Non-earning Assets                                 79,442                             67,877
                                                  -------------                      -------------
Total Assets                                        $   683,924                      $     594,511
                                                  =============                      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                                     $   206,214                      $     151,541
Savings Deposits<F4>                                    302,514     1,551     2.05%        280,264     1,671     2.38%
Time Deposits                                            96,077       794     3.31%         95,756       883     3.69%
                                                  ------------- --------- ---------  ------------- --------- ---------
Total Deposits                                          604,805     2,345     1.55%        527,561     2,554     1.94%
                                                   ------------ --------- ---------  ------------- --------- ---------
Other Borrowings                                         10,025        71     2.83%         10,487        70     2.67%
                                                   ------------ --------- ---------  ------------- --------- ---------
Interest-Bearing Liabilities                            408,616     2,416     2.37%        386,507     2,624     2.72%
                                                   ------------ --------- ---------  ------------- --------- ---------
Other Liabilities                                         9,052                              3,601
Stockholders' Equity                                     60,042                             52,862
                                                   ------------                      -------------
Total Liabilities and
  Stockholders' Equity                              $   683,924                      $     594,511
                                                  =============                      =============

Net interest spread                                                           5.49%                              5.70%

Net interest margin                                                           6.25%                              6.42%

<F3> Yields are calculated on a taxable equivalent basis.
<F2>Loan fees are included in total interest income as follows: 1994, $663; 1993, $661.
<F3> Nonperforming loans are included in net loans as follows: 1994, $14,269; 1993, $12,304.
<F4> Includes interest-bearing demand and money market accounts.


TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense
and Net Interest Income
(amounts in thousands)
                                                       Comparison of three-month period
                                                       ended March 31, 1994 and 1993
                                                       Increase (decrease) in interest income or
                                                       expense due to changes in
                                                       ------------------------------------------
                                                                                Rate/
                                                       Volume        Rate      Volume       Total
Interest Income:
  Taxable investment securities                           356       (567)        (85)       (296)
  Tax preferenced securities                                3          22           1          26
  Fed funds                                                21           9           4          34
  Loans                                                 1,230       (190)        (27)       1,013
                                                    ---------   ---------   ---------   ---------
Total earnings assets                                   1,610       (726)       (107)         777
                                                    ---------   ---------   ---------   ---------

Interest Expense:
  Savings deposits                                        133       (234)        (19)       (120)
  Time deposits                                             3        (92)           0        (89)
   Other borrowings                                        (3)           5         (1)           1
                                                     ---------   ---------   ---------   ---------
 Total interest-bearing liabiliites                        133       (321)        (20)       (208)
                                                     ---------   ---------   ---------   ---------
 Net Interest Income                                     1,477       (405)        (87)         985
                                                     =========   =========   =========   =========

     The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At March 31, 1994, the Bank's 90 days or less maturity/repricing gap was a negative $20.3 million as compared to a positive $25.9 million at December 31, 1993. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

Credit Loss Experience
     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for loan losses was $50,000 for the three months ended March 31, 1994, compared to a provision of $420,000 for the three months ended March 31, 1993. Loans charged to the allowance, net of recoveries totaled $140,000 for the quarter ended March 31, 1994, compared to $180,000 for the same period last year. At March 31, 1994, the allowance for credit losses totaled $8.78 million, or 2.00% of total loans, compared to $8.85
million, or 1.96% of total loans, at December 31, 1993.   The decrease in the
amount charged to the allowance for loans losses reflects the decline in the size of the loan portfolio, and the decrease in nonaccrual loans from year end. Gross loans declined $12.2 million since December 31, 1993 while nonaccrual loans declined $2.9 million since year end.


      While management believes that the allowance was adequate at March 31, 1994 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                      Three-months
                                                      ended March
                                                      31, 1994   1993      1992      1991       1990      1989
Amount of Total Loans at End of Period                $  438,655 $ 450,933 $ 381,123 $  370,837 $ 367,849 $ 347,593
                                                      ========== ========= ========= ========== ========= =========
Average Total Loans Outstanding                       $  442,739 $ 416,984 $ 368,452 $  362,457 $ 361,241 $ 291,476
                                                      ========== ========= ========= ========== ========= =========
Allowance for Credit Losses at Beginning of Period    $    8,849 $   6,461 $   5,263 $    5,092 $   5,037 $   3,713
Loans Charged-Off:
  Real Estate Loans                                            0       530       120        154         7         0
  Commercial and Industrial                                  144       334       452        282       548       142
  Consumer Loans                                               8       154       115         42        85       105
                                                      ---------- --------- --------- ---------- --------- ---------
    Total Loans Charged-Off                                  152     1,018       687        478       640       247
                                                      ---------- --------- --------- ---------- --------- ---------
Recoveries:
  Real Estate Loans                                            0         0         0          0         0         0
  Commercial and Industrial                                    9        57        94         15       101        98
  Consumer Loans                                               3        42        19         30        49        59
                                                      ---------- --------- --------- ---------- --------- ---------
    Total Loans Recovered                                     12        99       113         45       150       157
                                                      ---------- --------- --------- ---------- --------- ---------
Net Loans Charged-Off                                        140       919       574        433       490        90
                                                      ---------- --------- --------- ---------- --------- ---------
Provision Charged to Operating Expense                        50     1,720     1,772        604       545     1,414
                                                      ---------- --------- --------- ---------- --------- ---------
Adjustment Incident to Mergers                                24     1,587
Allowance for Credit Losses at End of period          $    8,783 $   8,849 $   6,461 $    5,263 $   5,092 $   5,037
                                                      ========== ========= ========= ========== ========= =========
Net Loans Charged-Off to Average Total Loans*              0.13%     0.22%     0.16%      0.12%     0.14%     0.03%
Net Loans Charged-Off to Total Loans at End of Period*     0.13%     0.20%     0.15%      0.12%     0.13%     0.03%
Allowance for Credit Losses to Average Total Loans         1.98%     2.12%     1.75%      1.45%     1.41%     1.73%
Allowance for Credit Lossess to Total Loans
at the end of the Period                                   2.00%     1.96%     1.70%      1.42%     1.38%     1.45%
Net Loans Charged-Off to allowance for Credit Losses*      6.38%    10.39%     8.88%      8.23%     9.62%     1.79%
Net Loans Charged-Off to Provision for Credit Losses*    280.00%    53.43%    32.39%     71.69%    89.91%     6.36%
* Net Loan Charge-Off amounts are annualized.


Other Operating Income
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the quarter ended March 31, 1994 was $1,576,000 compared to $1,575,000 reported for the same quarter of 1993. Other operating income for the three months ended March 31, 1993 included $574,000 in gains realized from the sale of securities. For the three months ended March 31, 1994, other operating income includes a loss on the sale of securities of $128,000.


Other Operating Expenses
     Expenses associated with salaries, equipment and promotion were the primary cause of the increase in other operating expenses. Excluding provisions for possible losses on other real estate owned ("OREO"), total other operating expenses for the quarters ended March 31, 1994 and 1993 were $6,900,000 and $6,054,000, respectively, an increase of $846,000, or 14.0%. An increase in other operating expenses for the three months ended March 31, 1994 compared with the same period last year was primarily related to the acquisitions of Fontana First National Bank and Mid City Bank. Fontana First National Bank was acquired March 8, 1993 and Mid City Bank was acquired October 21, 1993. Since both acquisitions added assets to the Company, as a percentage of average assets, other operating expenses remained at 4.0% during both three month periods.


     The Company provided $200,000 during the quarter ended March 31, 1994 to increase valuation allowances against OREO. This compares to $725,000 provided during the same period last year. Such allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future.
Note 1 of the financial statements included in the Company's 1993 annual report describes the Company's accounting for OREO.

                             BALANCE SHEET ANALYSIS

     At March 31, 1994 total assets were $700.1 million, representing an increase of $12.7 million or 1.84% from total assets of $687.4 million at
December 31, 1993.     Total deposits of $629.0 million at March 31, 1994,
increased $33.1 million, or 5.55%, from $596.0 million at December 31, 1993. Net loans declined $12.2 million, or 2.76%, from $442.1 million at December 31, 1993 to $429.9 million at March 31, 1994.

Investment Securities and Debt Securities Available-for-Sale
     In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. The Company recorded a decrease in equity capital of $1.5 million net of $1.1 million of applicable income taxes during the first quarter of 1994. Note 1 to the financial statements in the Company's 1993 Annual Report discusses its current accounting policy.

                    Table 4 sets forth investment securities held-to-maturity and available-for-sale, at March 31, 1994 and December 31, 1993.

Table 4 - Composition of Securities Portfolio
(amounts in thousands)
                                               March 31, 1994                             December 31, 1993
                                                                   Net                                       Net
                                               Amortized  Market   Unrealized             Amortized Market   Unrealized
                                               Cost       Value    Gain/(Loss)    Yield   Cost      Value    Gain/(Loss Yield

U.S. Treasury securities (available for sale)   41,751     42,339      588        6.37%    32,923    34,262  1,339      7.70%

FHLMC, FNMA CMO's, REMIC's                     117,724    114,804  (2,920)        5.47%    92,442    92,111   (331)     5.46%
and mortgage-backed pass-through securities
(available for sale)

Government Agency Fund                               0          0        0        0.00%    15,000    15,005      5      4.50%
(available for sale)

Other Government Agency Securities              10,668    10,397     (271)        4.66%         0         0      0      0.00%
(available for sale)

GNMA mortgage-backed pass-through                2,326      2,519      193        8.29%     2,750     2,995    245      8.29%
securities (held to maturity)

Tax-exempt Municipal Securities                  7,005      6,816    (189)        4.84%     5,857     5,964    107      4.90%
(held to maturity)

Other (held to maturity)                           580        580        0        7.56%       547       547      0      7.81%
                                              --------  --------- -------- ------------ --------- --------- ------      -----
                                               180,054    177,455  (2,599)        5.65%   149,519   150,884  1,365      5.90%
                                              ========  ========= ======== ============ ========= ========= ======      =====
Note: "Amortized Cost" exludes mark-to-market adjustment required under SFAS 115.


Loans Composition and Nonperforming Assets
           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (amounts in thousands):


     Table 5 - Distribution of Loan Portfolio by Type
                                               March 31,   December 31,
                                               1994        1993
     Commercial and Industrial (1)             $ 302,861   $282,177
     Real Estate:
            Construction                          34,092     56,358
            Mortgage                              70,392     79,929
     Consumer, net of discount                    11,433     12,517
     Lease finance receivables                    21,502     21,556
                                               ---------   --------
            Gross Loans                        $ 440,280   $452,537
     Less:
            Allowance for credit losses            8,784      8,849
            Deferred net loan fees                 1,625      1,604
                                               ---------   --------
     Net loans                                 $ 429,871   $442,084
                                               =========   ========

           (1) Includes $200.3 and $188.5 million of loans for which the Company holds real property as collateral at March 31, 1994 and December 31, 1993, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $24.1 million, or 3.35% of total assets, at March 31, 1994. This compares to $23.0 million, or 3.35% of total assets, at December 31, 1993, an
increase of $1.1 million or 4.8% between the two periods.   Nonperforming
assets were $21.3 million or 3.50% of total assets at March 31, 1993. Although management believes that nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.



     Table 6 - Nonperforming Assets

                                 March 31,1994    December 31, 1993

Nonaccrual loans                      $  9,548             $ 12,492
Loans past due 90 days or more
  and still accruing interest            1,272                  -0-
Restructured loans                       3,449                  770
Other real estate owned (OREO), net      9,862                9,768
                                      --------             --------
Total nonperforming assets             $24,131              $23,030
Percentage of nonperforming assets
  to total loans outstanding & OREO      5.38%                5.00%
Percentage of nonperforming
  assets to total assets                 3.35%                3.35%

     At March 31, 1994, nonaccrual loans were $9.5 million, down from $12.5
million at December 31, 1993.   All nonaccrual loans were collateralized by real
property at March 31, 1994. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings
     Total deposits increased to $629.0 million at March 31, 1994, from $596.0
million at  December 31, 1993, an increase of $33.1 million, or 5.55%.   As
indicated by Table 1, the Company's deposit mix continued to shift toward noninterest-bearing deposits during the first three months of 1994. During the first three months of 1994, noninterest-bearing deposits averaged 34.1% of total deposits, compared to 28.7% during the same three month period last year. Noninterest-bearing deposits were $220.7 million, $221.6 million and $158.9 million at March 31, 1994, December 31, 1993 and March 31, 1993, respectively. Savings deposits (money market, savings and interest-bearing checking) increased $18.4 million during the first three months of 1994. Savings deposits averaged 50.0% of total deposits during the first three months of 1994 as compared to 53.1% during the first three months of 1993. Time deposits increased by $15.5 million during the first three months of 1994. During the first three months of 1994, time deposits averaged 15.9% of total deposits, down from 18.2% during the first three months of 1993.

     Other borrowings declined $7.8 million as the U.S. Treasury maintained lower tax deposit balances at the Bank.

Liquidity
     The 1993 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At March 31,1994, the Company's loan-to-deposit ratio was 69.7% as compared to 75.7% at December 31, 1993.

     Another method used to measure liquidity is the liquidity ratio.
This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of March 31,1994 the ratio was a negative 6.6% as compared to a negative 2.7% at December 31, 1993. Conceptually, this shows that the Company was funding a modest 6.6% and 2.7% of its long-term, illiquid assets with large liabilities at these dates respectively.

     Neither the Company nor CVB had commitments for capital expenditures at March 31, 1994 or December 31, 1993 which were material to an assessment of their liquidity.

     In November 16, 1993, the Company executed a definitive agreement and plan of reorganization with Western Industrial National Bank. The agreement provides for the Company to acquire Western Industrial National Bank through a merger of the Bank and Western Industrial National Bank. The Bank will be the continuing operation. The definitive agreement provides that the shareholders of Western Industrial National Bank will receive $13,450,000, plus accrued net earnings for the period from December 31, 1992, until the acquisition is consummated. The transaction is subject to shareholder and regulatory approval. The Company intends to fund the purchase price with existing cash and does not believe that the transaction will have a material impact on its liquidity or capital adequacy.

Capital Resources
     The Company's equity capital was $60.1 million at March 31, 1994, up from $59.9 million at December 31, 1993. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1993 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1994 and December 31, 1993:

     Table 7 - Regulatory Capital Ratios

                       Required
                       Minimum     March 31, 1994     December 31, 1993
   Capital Ratios      Ratios      Company   Bank     Company     Bank

   Risk-based
   Capital Ratios:
      Tier I            4.00%       12.2%     12.1%     11.8%      11.7%
      Total             8.00%       13.5%     13.4%     13.1%      13.0%
   Leverage Ratio       3.00%        8.5%      8.4%      8.4%       8.3%

                          PART II - OTHER INFORMATION

Item 1    -Legal Proceedings
           Not Applicable

Item 2    -Changes in Securities
           Not Applicable

Item 3    -Defaults upon Senior Securities
           Not Applicable

Item 4    -Submission of Matters to a Vote of Security
           Holders Not Applicable

Item 5    -Other Information
           Not Applicable

Item 6    -Exhibits and Reports on Form 8-K
           Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CVB FINANCIAL CORP.
                                  (Registrant)




Date:     May 10, 1994
                                        /s/ Robert J. Schurheck
                                        Robert J. Schurheck
                                        Chief Financial Officer