Form 10-Q
period 1994-06-30
CVB FINANCIAL CORP
filed 1994-08-12
CIK 354647

August 12, 1994

Transmitted Via Edgar

Securities and Exchange Commission
Division of Corporate Finance
450 Fifth Street, N.W.
Washington, D.C. 20549

RE:     CVB Financial Corp. - Form 10-Q
        Commission File no. 1-10394

Gentleman:

On behalf of CVB Financial Corp. (the "Company"), pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we are submitting the Company's Quarterly Report on Form 10-Q.

A conforming paper copy of this filing is also being filed with the Commission herewith pursuant to Rule 901(d) of Regulation S-T. Please acknowledge receipt of this letter by stamping the enclosed copy of this letter with your "RECEIVED" stamp and returning it to our office in the enclosed envelope.

                                        Very Truly Yours,

                                        /s/ Robert J. Schurheck
                                        Robert J. Schurheck
                                        Chief Financial Officer



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June, 1994

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended June 30, 1994              Commission File Number: 1-10394


                               CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


California                                          95-3629339
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

701 North Haven Ave, Suite 350, Ontario, California            91764
     (Address of Principal Executive Offices)               (Zip Code)

(Registrant's telephone number, including area code)        (909) 980-4030


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X       NO

Number of shares of common stock of the registrant: 7,299,861 outstanding as of August 9, 1994

 This Form 10-Q contains 17 pages.


 PART I - FINANCIAL INFORMATION
    CVB FINANCIAL CORP. AND
          SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  DOLLAR AMOUNTS IN THOUSANDS

                                                  JUNE 30,      DECEMBER 31,
                                                  1994          1993
                                                  (UNAUDITED)
ASSETS
Investment securities held-to-maturity
     (market values of $19,297 and $9,506)        $      20,287   $     9,154
Investment securities available-for-sale
     (market values of $149,083 and $141,378)           149,083       140,365
Federal funds sold and interest-bearing
   deposits with other financial institutions            18,080        15,497
Loans and lease finance receivables, net                472,473       442,084
                                                     -----------    ---------
     Total earning assets                               659,923       607,100
Cash and due from banks                                  62,320        45,356
Premises and equipment, net                              10,926         9,066
Other real estate owned, net                             12,621         9,768
Goodwill                                                  7,964         2,037
Other assets                                             12,525        14,081
                                                     ----------    ----------
                                                  $     766,279   $   687,408
                                                     ==========    ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                          $     236,654   $   221,553
     Interest-bearing                                   434,201       374,404
                                                    -----------    ----------
                                                        670,855       595,957
   Demand note issued to US Treasury                     10,318        14,205
   Long-term capitalized lease                              503           512
   Other liabilities                                     24,676        16,777
                                                    ------------    ----------
                                                        706,352       627,451

Stockholders' Equity:
    Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding)                0             0
      Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      7,299,166 and 7,274,582)                           20,736        20,619
   Retained earnings                                     42,818        39,338
   Net unrealized gains(losses) on investment
       securities available-for-sale                     (3,627)            0
                                                    -----------     ---------
                                                         59,927        59,957
                                                    -----------     ---------
                                                  $     766,279   $   687,408
                                                    ===========   ===========

   See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP  AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
             (UNAUDITED)
 DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
              PER SHARE

                                                 FOR THE THREE      FOR THE SIX MONTHS
                                                 MONTHS             ENDED JUNE 30,
                                                 ENDED JUNE 30,

                                                  1994      1993      1994      1993
Interest income:
  Loans, including fees                        $ 10,047  $  8,953   $ 19,638   $ 17,531
  Investment securities:
     Taxable                                      2,388     2,270      4,480      4,658
     Tax-advantaged                                 102         1        174         47
                                                 ------    ------     ------     ------
                                                  2,490     2,271      4,654      4,705
Federal funds sold and interest bearing
 deposits with other financial institutions          11        87         96        139
                                                 ------    ------     ------     ------
                                                 12,548    11,311     24,388     22,375
Interest expense:
  Deposits                                        2,529     2,473      4,874      5,027
  Other borrowings                                   96        47        168        118
                                                 ------    ------     ------     ------
                                                  2,625     2,520      5,042      5,145
                                                 ------    ------     ------     ------
    Net interest income                           9,923     8,791     19,346     17,230
Provision for credit losses                         100       375        150        795
                                                 ------    ------     ------     ------
    Net interest income after
       provision for credit losses                9,823     8,416     19,196     16,435
Other operating income:
   Service charges on deposit accounts            1,437     1,293      2,685      2,546
   (Losses) Gains on sale of investment securities    0     1,705      (128)      2,279
   Gains on sale of other real estate owned           0         0          5          0
   Other                                            321       456        649        778
                                                 ------    ------     ------     ------
                                                  1,758     3,454      3,211      5,603
Other operating expenses:
   Salaries and employee benefits                 3,754     3,481      7,330      6,917
   Deposit insurance premiums                       312       292        623        576
   Occupancy                                        609       523      1,205      1,019
   Equipment                                        458       384        916        712
   Provision for losses on other real estate owned  350     1,600        550      2,325
   Other                                          2,091     1,721      4,049      3,231
                                                 ------    ------     ------     ------
                                                  7,574     8,001     14,673     14,780
                                                 ------    ------     ------     ------
Earnings before income taxes                      4,007     3,869      7,734      7,258
Provision for income taxes                        1,577     1,553      3,083      2,771
                                                 ------    ------     ------   --------
    Net earnings                               $  2,430  $  2,316   $  4,651   $  4,487
                                                 ======    ======    =======    =======

Earnings per common share                      $   0.32  $   0.31   $   0.61   $   0.60
                                                 ======    ======    =======   ========

Cash dividends per common share                $   0.08  $   0.07   $   0.16   $   0.15
                                                 ======    ======    =======   ========

See accompanying notes to the consolidated financial statements.


                  CVB FINANCIAL CORP  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                       DOLLAR AMOUNTS IN THOUSANDS

                                                          FOR THE SIX
                                                             MONTHS
                                                          ENDED JUNE 30,
                                                       1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                            $    22,786    $    22,271
     Service charges and other fees received            3,339          3,324
     Interest paid                                     (4,866)        (5,309)
     Cash paid to suppliers and employees             (15,707)       (12,236)
     Income taxes paid                                 (2,026)        (3,297)
                                                    ----------      ----------
                                                        3,526          4,753
                                                    ----------      ----------
CASHFLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of investment securities      53,369         47,542
  Proceeds from the maturity of investment securities  15,019         25,701
  Purchase of investment securities                   (94,465)       (50,249)
     Net (increase) decrease in loans                      58        (32,011)
     Loan origination fees received                     1,447          1,409
     Proceeds from sale of premises and equipment          39             56
     Purchase of premises and equipment                (2,586)        (1,074)
     Payment for purchase of Fontana First
        National Bank                                       0         (5,043)
     Payment for purchase of Western Industrial
        National Bank                                 (14,797)             0
     Other investing activities                        (5,087)           925
                                                    ----------      ---------
                                                      (47,003)       (12,744)
                                                    ----------      ---------
CASHFLOWS FROM FINANCING ACTIVITIES:
     Net increase in transaction deposits              19,080          3,620
     Net increase in time deposits                     12,298          2,436
     Net increase in short-term borrowings             16,105            514
     Dividends paid                                    (1,171)        (1,053)
     Exercise of stock options                            117             75
                                                    ----------      ---------
                                                       46,429          5,592
                                                    ----------      ---------
 NET  DECREASE IN CASH ADN CASH EQUIVALENTS             2,952         (2,399)
 CASH AND CASH EQUIVALENTS, beginning of year          60,853         71,229
                                                    ---------      ----------
 CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS         63,805         68,830
 CASH AND CASH EQUIVALENTS RECEIVED IN THE
 PURCHASE OF FONTANA FIRST NATIONAL BANK                               8,235
 CASH AND CASH EQUIVALENTS RECEIVED IN THE
 PURCHASE OF WESTERN INDUSTRIAL NATIONAL BANK          16,595
                                                    ---------      ---------
 CASH AND CASH EQUIVALENTS, June 30               $    80,400    $    77,065
                                                    =========      ==========
See accompanying notes to the consolidated financial statements.

        CVB FINANCIAL CORP  AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)
            DOLLAR AMOUNTS IN THOUSANDS

                                                        FOR THE SIX
                                                           MONTHS
                                                       ENDED JUNE 30,
                                                     1994          1993

RECONCILATION OF NET EARNINGS TO NET CASH PROVIDED
BY OPERATING ACTITIVIES:
Net earnings                                      $     4,651   $     4,487
Adjustments to reconcile net earnings to  net cash
   provided by operating activities:
Loss (Gain) on sale of investment securities              128        (2,279)
Amortization of premiums on investment securities         175           428
Provision for loan and OREO losses                        700         3,120
Accretion of deferred loan fees and costs                (984)         (821)
Loan origination costs capitalized                     (1,271)         (890)
Depreciation and amortization                             685           530
Change in accrued interest receivable                    (794)          289
Change in accrued interest payable                        175          (164)
Change in other assets and liabilities                     61            53
                                                     ---------     ---------
                                                       (1,125)          266
                                                     ---------     ---------
                                                  $     3,526   $     4,753
                                                     =========     =========

Supplemental Schedule of Noncash Investing and
Financing Activiteses

Purchase of Fontana First National Bank:
  Cash and cash equivalents acquired                            $   (8,235)
  Fair value of other assets acquired                              (18,622)
  Fair value of liabilities assumed                                 23,708
  Goodwill                                                          (1,894)
                                                                -----------
  Cash paid for purchase of Fontana First National Bank         $   (5,043)
     National Bank                                              ===========


Purchase of Western Industrial National Bank:
  Cash and cash equivalents acquired               $  (16,595)
  Fair value of other assets acquired                 (36,375)
  Fair value of liabilities assumed                    44,150
  Goodwill                                             (5,977)
                                                    ---------
  Cash paid for purchase of Western Industrial
     National Bank                                 $ (14,797)
                                                    =========







                      CVB FINANCIAL CORP. AND SUBSIDIARIES


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  ----------------------------------------------


                 For the Six months ended June 30, 1994 and 1993


1. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1993 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

2. Certain reclassifications have been made in the 1993 financial information to conform to the presentation used in 1994.

3. In the ordinary course of business, CVB Financial Corp. enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1994, the Company had entered into commitments with certain customers amounting to $43.3 million compared to $61.5 million at December 31, 1993. Letters of credit at June 30, 1994 and December 31, 1993 were $7.2 million.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications
     are of a normal and recurring nature.   Results for the period ending June
     30, 1994 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1994 was 7,299,166. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 7,646,922 and 7,750,546 for the six and three month periods ended June 30, 1994 and 7,507,469 and 7,483,264 for the six and three month periods ended June 30,1993. All 1993 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 15, 1993.

6. Supplemental cash flow information. During the six-month period ending June 30, 1994, loans amounting to $4.0 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the collateralizing real properties. OREO sold during the six-month period ended June 30, 1994 with financing substantially provided by Chino Valley Bank, amounted to $1.2 million.



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

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Chino Valley Bank.

     The Company adopted SFAS No. 115 as of January 1, 1994. Under the new accounting rules securities which the Company has classified as available for sale are reported at current market value with an adjustment net of taxes to shareholders' equity. The adoption resulted in a $3.6 million decrease in stockholder's equity net of $2.5 million of applicable income taxes. (See Investment Securities and Debt Securities Available-for-Sale)

     On November 16, 1993, the Company executed a definitive agreement and plan of reorganization with Western Industrial National Bank. The agreement provided for the Company to acquire Western Industrial National Bank through a merger of the Bank and Western Industrial National Bank. The acquisition was consummated
on June 26, 1994 for a purchase price of $14.8 million.   At the date of
acquisition, Western Industrial National Bank held total assets of approximately $53.0 million, total deposits of approximately $43.5 million and total shareholders' equity of approximately $9.0 million. Actual balances of assets acquired and liabilities assumed from the acquisition Western Industrial National Bank are included in the Company's financial statements at June 30, 1994. Average balances for the three and six months ended June 30, 1994, include only 4 days of the acquired assets and liabilities.

      On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement (the "Agreement") with the Federal Deposit Insurance Corporation ("FDIC") in its capacity as receiver for Pioneer Bank, Fullerton, California ("Pioneer"). Pursuant to the Agreement, the Bank assumed an aggregate of approximately $59.0 million in deposits of the former Pioneer Bank. The Bank acquired certain assets of Pioneer Bank that included approximately $1.5 million in loans, $3.0 million in federal funds sold and $5.2 million in investment securities. The Bank received from the FDIC approximately $48.5 million in cash. The Bank has agreed to provide full service banking in the trade area of Pioneer Bank and is currently occupying Pioneer's branch office
with an option to lease this facility.   In addition, the Bank has the option to
purchase from the FDIC certain loans and other assets of the former Pioneer
Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $2,430,000, for the three months ended June 30, 1994, and $4,651,000 for the six months ended June 30, 1994.
This represented an increase of $115,000, or 4.9%, over net earnings $2,316,000, for the three months ended June 30, 1993, and an increase of $164,000, or 3.7%,
over earnings of $4,487,000 for the six months June 30, 1993.   Earnings per
share increased from $0.31, to $0.32, and from $0.60 to $0.61, for the three and six months ended June 30, 1993 and 1994, respectively.

     The return on average assets decreased from 1.48% for the six months ended June 30, 1993, to 1.34% for the six months ended June 30, 1994. The return on average equity decreased from 16.69% for the six months ended June 30, 1993, to 15.50% for the six months ended June 30, 1994. The return on average assets during the quarter ended June 30, 1994 was 1.39% and the return on average equity was 16.19%. During the second quarter of 1993, the return on average assets was 1.50% and the return on average equity was 16.96%

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on loans and OREO, increased from $8,099,000 for the six months ended June 30, 1993, to $8,557,000
for the six months ended June 30, 1994, an increase of $458,000, or 5.7%.   This
increase is attributable to the increase in the volume of average interest earning assets for 1994 compared to 1993.

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

    Net interest income increased from $8.8 million for the three months ended June 30, 1993, to $9.9 million for the three months ended June 30, 1994, an
increase of $1.1 million, or 12.9%.   Net interest income increased from $17.2
million for the six months ended June 30, 1993, to $19.3 million for the six
months ended June 30, 1994, an increase of $2.1 million, or 12.3%.   The
increase in net interest income for both the three month and six months period was the result of increased volume of earning assets. For the six months ended June 30, 1994, the net interest margin totaled 6.37%, down from 6.46% for the same six month period for 1993. The net interest spread decreased from 5.73% for the six months ended June 30, 1993, to 5.56% for the six months ended June 30, 1994.

      For the quarter ended June 30, 1994, the net interest margin was 6.49% compared to 6.50% during the same period last year. The net interest spread decreased from 5.77% for the three months ended June 30, 1993, to 5.70% for the three months ended June 30, 1994.

      Interest income on average earning assets increased despite a decrease in the average yield on investments. Interest and fee income from loans increased from $17.5 million for the six months ended June 30, 1993, to $19.6 million for the six months ended June 30, 1994, an increase of $2.1 million, or 12.0%. The increase was the result of increased volume of average loans as yield on average loans remained 8.8% for the two six month periods. Interest income from investment securities decreased from $4.7 million for the six months ended June 30, 1993, to $4.6 million for the six months ended June 30, 1994. Yield on average investments decreased from 7.1% for the six months ended June 30, 1993, to 5.5% for the six months ended June 30, 1994, offsetting an increase in average investments from $133.4 million for the first half of 1993, compared to average investments of $167.2 million for the first half of 1994.

     Interest expense decreased from $5.1 million for the six months ended June 30, 1993, to $5.0 million for the six months ended June 30, 1994, despite an increase in average deposits of $75.3 million, or 13.9%. The decrease resulted as the cost of average deposits decreased from 1.87% for the six months ended June 30, 1993, to an average cost of 1.59% for the six months ended June 30, 1994.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1994 and 1993. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.25% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES,
AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS
(amounts in thousands)
                                                          SIX-MONTH PERIODS
                                                            ENDED JUNE 30,
                                          1994                           1993
                                          Average                        Average
ASSETS                                    Balance    Interest  Rate      Balance   Interest Rate
Investment Securities
  Taxable                                $  159,997     4,480  5.60%    $ 130,413   4,658   7.14%
  Tax preferenced <F1>                        7,171       174  6.82%        2,997      47   4.44%
Federal Funds Sold & Interest-bearing
  deposits with other financial institutions  6,072        96  3.16%        9,342     139   2.98%
Net Loans <F2> <F3>                         436,323    19,638  9.00%      390,965  17,531   8.97%
                                         ----------  -------- ------     -------- --------  -----
Total Earnings Assets                       609,563    24,388  8.02%      533,717  22,375   8.39%
Total Non-earning Assets                     82,647                        71,262
                                         ----------                      --------
Total Assets                             $  692,210                    $  604,979
                                         ==========                      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Demand Deposits                        $    214,891                     $ 160,599
Savings Deposits <F4>                       303,293     3,259  2.15%      284,548   3,345   2.35%
Time Deposits                                96,158     1,615  3.36%       93,917   1,682   3.58%
                                         ----------  -------- ------     -------- --------  -----
Total Deposits                              614,342     4,874  1.59%      539,064   5,027   1.87%
                                         ----------  -------- ------     -------- --------  -----
Other Borrowings                             11,212       168  3.00%        8,941     118   2.64%
                                         ----------  -------- ------     -------- --------  -----
Interest-Bearing Liabilities                410,663     5,042  2.46%      387,406   5,145   2.66%
                                         ----------  -------- ------     -------- --------  -----
Other Liabilities                             6,653                         3,217
Stockholders' Equity                         60,003                        53,757
                                         ----------                      --------
Total Liabilities and
  Stockholders' Equity                   $  692,210                     $ 604,979

Net interest spread                                            5.56%                        5.73%
Net interest margin                                            6.37%                        6.46%

<F1> Yields are calculated on a taxable equivalent basis.
<F2> Loan fees are included in total interest income as follows: 1994, $1,159; 1993, $1,340.
<F3> Nonperforming loans are included in net loans as follows: 1994, $17,414; 1993, $13,840.
<F4> Includes interest-bearing demand and money market accounts.

TABLE 2 - RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST
          INCOME, INTEREST EXPENSE AND NET INTEREST INCOME
           (amounts in thousands)

                                     Comparison of six-month period
                                      ended June 30, 1994 and 1993
                                 Increase (decrease) in interest income
                                    or expense  due to changes in
                                                        Rate/
                                     Volume     Rate    Volume   Total

Interest Income:
  Taxable investment securities       1,057  (1,007)    (228)   (178)
  Tax preferenced securities             67       25       35     127
  Federal funds sold & interest bearing
    deposits with other institutions    (49)       9       (3)    (43)
  Loans                               2,033       66        8   2,107
                                    -------  -------  -------  -------
Total earnings assets                 3,108     (907)    (188)  2,013
                                    -------  -------  -------  -------
Interest Expense:
  Savings deposits                      220     (287)     (19)    (86)
  Time deposits                          40     (104)      (3)    (67)
  Other borrowings                       30       16        4      50
                                    -------  -------  -------  -------
Total interest-bearing liabilities      290     (375)     (18)   (103)
                                    -------  -------  -------  -------
Net Interest Income                   2,818     (532)    (170)  2,116
                                    =======  =======  =======  ======

            The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At June 30, 1994, the Bank's 90 days or less maturity/repricing gap was a negative $26.3 million as compared to a positive $25.9 million at December 31, 1993. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

CREDIT LOSS EXPERIENCE
     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for loan losses was $150,000 for the six months ended June 30, 1994, compared to a provision of $795,000 for the six months ended June 30, 1993. Loans charged to the allowance, net of recoveries totaled $201,000 for the six months ended June 30, 1994, compared to $559,000 for the same period last year. At June 30, 1994, the allowance for credit losses totaled $9.9 million, or 2.1% of total loans, compared to an allowance of $6.9 million, or 1.6% of total loans, at June 30, 1993.

      While management believes that the allowance was adequate at June 30, 1994 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)
                                                        Six months
                                                        ended June 30,
                                                        1994         1993        1992       1991        1990       1989
Amount of Total Loans at End of Period                  482,396      450,933     381,123    370,837     367,849    347,593
Average Total Loans Outstanding                         444,935      416,984     368,452    362,457     361,241    291,476
Allowance for Credit Losses at Beginning of Period        8,849        6,461       5,263      5,092       5,037      3,713
Loans Charged-Off:
  Real Estate Loans                                           0          530         120        154           7          0
  Commercial and Industrial                                 167          334         452        282         548        142
  Consumer Loans                                             70          154         115         42          85        105
                                                        -------      -------     -------    -------     -------    -------
  Total Loans Charged-Off                                   237        1,018         687        478         640        247
                                                        -------      -------     -------    -------     -------    -------
Recoveries:
  Real Estate Loans                                           0            0           0          0           0          0
  Commercial and Industrial                                  23           57          94         15         101         98
  Consumer Loans                                             13           42          19         30          49         59
                                                        -------      -------     -------    -------     -------    -------
Total Loans Recovered                                        36           99         113         45         150        157
                                                        -------      -------     -------    -------     -------    -------
Net Loans Charged-Off                                       201          919         574        433         490         90
                                                        -------      -------     -------    -------     -------    -------
Provision Charged to Operating Expense                      150        1,720       1,772        603         545      1,414
                                                        -------      -------     -------    -------     -------    -------
Adjustment Incident to Mergers                            1,125        1,587
                                                        -------      -------
Allowance for Credit Losses at End of period              9,923        8,849       6,461      5,262       5,092      5,037
                                                        =======      =======    ========    =======    ========    =======
Net Loans Charged-Off to Average Total Loans<F1>           0.09%       0.22%       0.16%      0.12%       0.14%       .03%
Net Loans Charged-Off to Total Loans at End of Period<F1>  0.08%       0.20%       0.15%      0.12%       0.13%       .03%
Allowance for Credit Losses to Average Total Loans         2.23%       2.12%       1.75%      1.45%       1.41%      1.73%
Allowance for Cr. Losses to Total Loans at End of Period   2.06%       1.96%       1.70%      1.42%       1.38%      1.45%
Net Loans Charged-Off to allowance for Credit Losses<F1>   4.05%      10.39%       8.88%      8.23%       9.62%      1.79%
Net Loans Charged-Off to Provision for Credit Losses<F1>  134.00%      53.43%      32.39%     71.69%      89.91%      6.36%

<F1> Net Loan Charge-Off amounts are annualized.

OTHER OPERATING INCOME
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the six months ended June 30, 1994 was $3.3 million, compared to the $3.3 million in other operating income for the same period last year. Other operating income for the six months ended June 30, 1993 included $2.3 million in gains realized from the sale of securities. For the six months ended June 30, 1994, other operating income includes a loss on the sale of securities of $128,000.


OTHER OPERATING EXPENSES
     Other operating expenses decreased from $14.8 million for the six months ended June 30, 1993, to $14.7 million for the six months ended June 30, 1994. Other operating expenses for 1993 included $2,325,000 as a provision for possible losses on other real estate owned (OREO), compared to a provision for
the six months ended June 30, 1994 of $550,000.    Excluding provisions for
possible losses on other real estate owned ("OREO"), total other operating expenses for the six months ended June 30, 1994 and 1993 were $14,123,000 and $12,455,000, respectively, an increase of $1,668,000, or 13.39%. Such allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future. Note 1 of the financial statements included in the Company's 1993 annual report describes the Company's accounting for OREO. As a percent of average assets, other operating expenses decreased from 4.8% for the six months ended June 30, 1993 to 4.2% for the six months ended June 30, 1994.


                             BALANCE SHEET ANALYSIS

     At June 30, 1994 total assets were $766.3 million, representing an increase of $78.9 million or 11.47% from total assets of $687.4 million at December 31,
1993.     Total deposits of $670.9 million at June 30, 1994, increased  $74.9 million, or 12.57%, from $596.0 million at December 31, 1993. Net loans increased $30.4 million, or 6.87%, from $442.1 million at December 31, 1993 to $472.4 million at June 30, 1994.

        INVESTMENT SECURITIES AND DEBT SECURITIES AVAILABLE-FOR-SALE

            In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. The Company recorded a decrease in equity capital of $3.6 million, net of $2.5 million of applicable income taxes during the six months ended June 30, 1994.
Note 1 to the financial statements in the Company's 1993 Annual Report discusses its current accounting policy.

                    Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 1994 and December 31, 1993.

     TABLE 4 - COMPOSITION OF SECURITIES PORTFOLIO
     (amounts in thousands)


                                        June 30, 1994                                 December 1, 1993
                                        Amortized Market    Net Unreal-  Yield        Amortized   Market     Net Unreal- Yield
                                        Cost      Value     ized Gain/                Cost        Value      ized Gain/
                                                            (Loss)                                           (Loss)
U.S. Treasury securities
       Available for Sale                37,665    37,695       30        6.05%         32,923      34,262    1,339      7.70%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
       Available for Sale               106,812   100,994   (5,818)       5.47%         92,442      92,111     (331)     5.46%
       Held to Maturity                   9,635     8,807     (828)       5.61%              0           0        0

Government Agency Fund
       Available for Sale                     0         0        0                      15,000      15,005        5      4.50%

Other Government Agency Securities
       Available for Sale                10,655    10,268    (387)        4.66%              0           0        0       0.0%

GNMA mortgage-backed pass-through securities
     Available for Sale                       0         0        0                       2,750       2,995      245      8.29%
       Held to Maturity                   1,843     1,946      103        8.29%              0           0        0

Tax-exempt Municipal Securities
       Available for Sale                     0         0        0                       5,857       5,964      107      4.90%
       Held to Maturity                   8,219     7,953     (266)       4.95%              0           0        0

Other securities
       Available for Sale                   126       126        0        6.00%            547         547        0      7.81%
       Held to Maturity                     590       590        0        7.62%              0           0        0

                                        --------------------------------------         ----------------------------------------
                                        175,545   168,379   (7,166)       5.57%        149,519     150,884    1,365      5.90%
                                        =======================================        ========================================


LOANS COMPOSITION AND NONPERFORMING ASSETS
Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (amounts in thousands):


TABLE 5 - DISTRIBUTION OF LOAN PORTFOLIO BY TYPE
                                               June 30,          December 31,
                                               1994              1993

Commercial and Industrial (1)                  $333,500          $282,177
Real Estate:
  Construction                                   27,087            56,358
  Mortgage                                       82,777            79,929
Consumer, net of discount                        19,060            12,517
Lease finance receivables                        22,043            21,556
                                               --------          --------
  Gross Loans                                  $484,467          $452,537

Less:
  Allowance for credit losses                     9,923             8,849
  Deferred net loan fees                          2,071             1,604
                                               --------          --------

Net loans                                      $472,473          $442,084
                                               ========         =========



                   (1) Includes $210.0 and $188.5 million of loans for which the Company holds real property as collateral at June 30, 1994 and December 31, 1993, respectively.

            As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned)
totaled $30.0 million, or 3.92% of total assets, at June 30, 1994.  This compares to $23.0 million, or 3.35% of total assets, at December 31, 1993, an
increase of $7.0 million or 30.4 % between the two periods.   Although
management believes that nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.


     TABLE 6 - NONPERFORMING ASSETS

                                            June 30,1994    December 31, 1993
Nonaccrual loans                              $    9,252       $  12,492
Loans past due 90 days or more
and still accruing interest                          335             -0-
     Restructured loans                            7,827             770
  Other real estate owned (OREO), net             12,621           9,768
                                               ---------       ---------
  Total nonperforming assets                  $   30,035         $23,030
                                               =========       =========
Percentage of nonperforming assets
          to total loans outstanding & OREO        6.07%           5.00%
Percentage of nonperforming
          assets to total assets                   3.92%           3.35%


     At June 30, 1994, nonaccrual loans were $9.3 million, down from $12.5
million at December 31, 1993.   All nonaccrual loans were collateralized by real
property at June 30, 1994.  The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%.  The Bank has allocated specific reserves to provide for any potential loss on these loans.  Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the
Company's loan portfolio.

DEPOSITS AND OTHER BORROWINGS
     Total deposits increased to $670.9 million at June 30, 1994, from $596.0
million at  December 31, 1993, an increase of $74.9 million, or 12.57%.   For
the six months ended June 30, 1994, noninterest-bearing deposits averaged 35.0%
of total deposits, compared to 29.8% for the same six month period last year.
Noninterest-bearing deposits were $236.6 million, $221.6 million and $181.9 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively.
Savings deposits (money market, savings and interest-bearing checking) increased
$40.3 million during the first six months of 1994.  Savings deposits averaged
49.4% of total deposits during the first six months of 1994 compared to 52.8%
for the first six months of 1993.  Time deposits increased by $19.5 million during the first six months of 1994.  For the six months ended June 30, 1994, time deposits averaged 15.7% of total deposits, down from 17.4% during the same period in 1993.

  LIQUIDITY
     The 1993 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

            There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At June 30,1994, the Company's loan-to-deposit ratio was 71.9% compared to 75.7% at December 31, 1993.

             Another method used to measure liquidity is the liquidity ratio.
This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of June 30, 1994 the ratio was a negative 9.3% as compared to a negative 2.7% at December 31, 1993. Conceptually, this shows that the Company was funding a modest 9.3% and 2.7% of its long-term, illiquid assets with large liabilities at these dates respectively.

            On July 8, 1994, CVB purchased from the FDIC a commercial office building located in the city of Brea, California. The purchase price was $1.5 million. The ground floor suite of the building is currently occupied as the Brea office of the Bank. The Bank will lease the office from CVB. The building is also occupied by two accounting firms with no relation to the Bank or CVB other than as tenants. The funds for the purchase price of the building were obtained by CVB through a dividend from the Bank.

     On June 24, 1994, the acquisition of Western Industrial National Bank and merger of Western Industrial National Bank into the Bank was consummated.  The
purchase price was $14.8 million.    CVB obtained the funds for the acquisition
through a dividend received from the Bank.

CAPITAL RESOURCES
     The Company's equity capital was $59.9 million at June 30, 1994. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1993 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

             Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1994 and December 31, 1993:

        TABLE 7 - REGULATORY CAPITAL RATIOS

                              REQUIRED
                              MINIMUM  JUNE 30, 1994     DECEMBER 31,1993
   CAPITAL RATIOS             RATIOS   COMPANY   BANK     COMPANY    BANK

   Risk-based Capital Ratios:
      Tier I                  4.00%      9.8%      9.4%     11.8%    11.7%
      Total                   8.00%     11.1%     10.7%     13.1%    13.0%
   Leverage Ratio             3.00%      7.4%      7.1%      8.4%     8.3%










                           PART II - OTHER INFORMATION

Item 1   -     Legal Proceedings
               Not Applicable

Item 2   -     Changes in Securities
               Not Applicable

Item 3   -     Defaults upon Senior Securities
               Not Applicable

Item 4   -     Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Shareholders of CVB Financial Corp. was held May
          18, 1994.  At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 1994 Annual
          Meeting of Shareholders and until their successors are elected and have qualified:

                                                  Authority
                                   For            Withheld
          George A. Borba          6,299,848      4,264
          John A. Borba            6,299,606      4,506
          Ronald O. Kruse          6,299,848      4,264
          John J. LoPorto          6,299,848      4,264
          Charles M. Magistro      6,299,848      4,264
          John Vander Schaaf       6,299,606      4,506
          D. Linn Wiley            6,299,606      4,506

          The appointment of Deloitte and Touche as independent public accountants of the Company for the year ended December 31, 1994 was ratified at the 1994 annual meeting of shareholders by the following:

                    6,285,186 shares voted for
                        3,677 shares voted against
                       15,249 shares abstained

Item 5   -       Other Information
                 Not Applicable

Item 6   -     Exhibits and Reports on Form 8-K
               Not Applicable




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:     August 11, 1994
                                        /s/ Robert J. Schurheck
                                         -----------------------

                                        Robert J. Schurheck
                                        Chief Financial Officer


