Form 10-Q
period 1994-09-30
CVB FINANCIAL CORP
filed 1994-11-14
CIK 354647

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1994

                                        or

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

  For Quarter Ended September 30, 1994           Commission File Number: 1-10394


                            CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


          California                                          95-3629339
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                           Identification No.)


701 North Haven Ave, Suite 350, Ontario, California                      91764
 (Address of Principal Executive Offices)                             (Zip Code)

(Registrant's telephone number, including area code)             (909) 980-4030


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months     (or for such shorter period that the
registrant was required to file such reports), and (2) has    been subject to
such filing requirements for the past 90 days.


                                    YES  X       NO

Number of shares of common stock of the registrant: 7,324,545 outstanding as of
                                   November 9, 1994

 This Form 10-Q contains 20 pages.

                              PART I - FINANCIAL INFORMATION
                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              dollar amounts in thousands

                                                 September 30,    December 31,
                                                     1994             1993
                                                 ------------     ------------
                                                 (unaudited)
ASSETS
Investment securities held-to-maturity
(market values of $18,766 and $9,506)            $  20,050         $  9,154
Investment securities available-for-sale
(market values of $178,143 and $141,378)           178,143          140,365
Federal funds sold and interest-bearing
deposits with other financial institutions           5,693           15,497
Loans and lease finance receivables, net           478,738          442,084
                                                   -------          -------
Total earning assets                               682,624          607,100
Cash and due from banks                             67,671           45,356
Premises and equipment, net                         12,481            9,066
Other real estate owned, net                        13,318            9,768
Goodwill                                             9,277            2,037
Other assets                                        14,891           14,081
                                                   -------          -------
                                                  $800,262         $687,408
                                                   =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing                               $263,532         $221,553
Interest-bearing                                   459,445          374,404
                                                   -------          -------
                                                   722,977          595,957
Demand note issued to U.S. Treasury                  8,876           14,205
Long-term capitalized lease                            499              512
Other liabilities                                    6,027           16,777
                                                   -------          -------
                                                   738,379          627,451
Stockholders' Equity:
Preferred stock (authorized 20,000,000 shares
without par; none issued or outstanding)                 0                0
Common stock (authorized, 50,000,000 shares
without par; issued and outstanding
7,324,061 and 7,274,582)                            21,086           20,619
Retained earnings                                   45,130           39,338
Net unrealized gains(losses) on investment
securities available-for-sale                       (4,333)               0
                                                   --------         -------
                                                    61,883           59,957
                                                   --------         -------
                                                  $800,262         $687,408
                                                   =======          =======

See accompanying notes to the consolidated financial statements.

                    CVB FINANCIAL CORP.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)
               dollar amounts in thousands, except per share
                                 For the Three Months      For the Nine Months
                                  Ended September 30,       Ended September 30,
                                  1994        1993          1994         1993
Interest income:
Loans, including fees           $11,696    $ 9,472       $31,334      $27,003
Investment securities:
Taxable                           2,738      1,739         7,218        6,420
Tax-advantaged                       99         41           273           89
                               --------     ------        ------       ------
                                  2,837      1,780         7,491        6,509
Federal funds sold and
interest bearing deposits with
other financial institutions        245        122           341          237
                                 ------     ------        ------       ------
                                 14,778     11,374        39,166       33,749
Interest expense:
Deposits                          2,927      2,256         7,801        7,283
Other borrowings                    207         65           375          183
                                 ------     ------        ------       ------
                                  3,134      2,321         8,176        7,466
                                 ------     ------        ------       ------
Net interest income              11,644      9,053        30,990       26,283
Provision for credit losses         200        450           350        1,245
                                 ------     ------        ------       ------
Net interest income after
provision for credit losses      11,444      8,603        30,640       25,038
Other operating income:
Service charges on deposit
 accounts                         1,675      1,269         4,360        3,815
(Losses) Gains on sale of
investment securities                 0      1,411          (128)       3,690
Gains on sale of other
real estate owned                   (11)         0            (6)           0
Other                               510        646         1,159        1,424
                                 ------     ------        ------       ------
                                  2,174      3,326         5,385        8,929
Other operating expenses:
Salaries and employee benefits    4,231      3,699        11,561       10,616
Deposit insurance premiums          360        300           983          876
Occupancy                           829        561         2,033        1,580
Equipment                           513        406         1,429        1,118
Provision for losses on
 other real estate owned            500        355         1,050        2,680
Other                             2,155      2,395         6,205        5,626
                                -------     ------        ------       ------
                                  8,588      7,716        23,261       22,496
                                -------     ------        ------       ------
Earnings before income taxes      5,030      4,213        12,764       11,471
Provision for income taxes        2,131      1,723         5,214        4,494
                                -------     ------        ------       ------
Net earnings                    $ 2,899     $2,490        $7,550       $6,977
                                =======     ======        ======       ======
Earnings per common share       $  0.38     $ 0.33        $ 0.99       $ 0.93
                                =======     ======        ======       ======
Cash dividends per common share $  0.08     $ 0.07        $ 0.24       $ 0.22
                                =======     ======        ======       ======
See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                        dollar amounts in thousands
                                                          For the Nine Months
                                                          Ended September 30,
                                                          1994           1993
                                                      --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest  received                                   $  36,757      $  33,382
Service charges and other fees received                  5,513          5,239
Interest paid                                           (7,876)        (7,475)
Cash paid to suppliers and employees                   (23,464)       (19,608)
Income taxes paid                                       (3,676)        (5,134)
                                                      ---------       --------
                                                         7,254          6,404
                                                      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment securities          51,312         68,069
Proceeds from the maturity of investment securities      56,603         29,701
Purchase of investment securities                      (158,974)       (86,035)
Net (increase) decrease in loans                          7,809        (38,622)
Loan origination fees received                            2,315          1,957
Proceeds from sale of premises and equipment                 30             24
Purchase of premises and equipment                       (4,545)        (1,683)
Payment for purchase of Fontana First National Bank           0         (5,043)
Payment for purchase of
 Western Industrial National Bank                       (14,797)             0
Cash received for purchase of Pioneer Bank               26,619              0
Other investing activities                               (7,851)          (163)
                                                       ---------       --------
                                                        (41,479)       (31,795)
                                                       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in transaction deposits             6,906        19,725
Net increase(decrease) in time deposits                   23,870        (6,660)
Net increase(decrease) in short-term borrowings           (5,342)        1,625
Dividends paid                                            (1,758)       (1,582)
Exercise of stock options                                    466           460
                                                        --------        ------
                                                          24,142        13,568
                                                        --------        ------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS      (10,083)      (11,823)
CASH AND CASH EQUIVALENTS, beginning of year              60,853        71,229
                                                          ------        -------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS             50,770        59,406
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
FONTANA FIRST NATIONAL BANK                                              8,235
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
WESTERN INDUSTRIAL NATIONAL BANK                          16,595
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
PIONEER BANK                                               5,999
                                                        --------       -------
CASH AND CASH EQUIVALENTS, September 30,                $ 73,364       $67,641
                                                        ========       =======
See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands

                                                           For the Nine Months
                                                           Ended September 30,
                                                           1994           1993
                                                         --------      -------

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings                                            $ 7,550        $ 6,977
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Loss (Gain) on sale of investment securities                128         (3,690)
Amortization of premiums on investment securities           277            557
Provision for loan and OREO losses                        1,400          3,925
Accretion of deferred loan fees and costs                (1,443)        (1,246)
Loan origination costs capitalized                       (2,098)        (1,170)
Depreciation and amortization                             1,098            805
Change in accrued interest receivable                    (1,243)           321
Change in accrued interest payable                          300             (9)
Change in other assets and liabilities                    1,285            (66)
                                                        -------        --------
                                                           (296)          (573)
                                                        -------        --------
                                                        $ 7,254        $ 6,404
                                                        =======        =======


Supplemental Schedule of Noncash Investing and Financing Activities

Purchase of Fontana First National Bank:
Cash and cash equivalents acquired                                    $ (8,235)
Fair value of other assets acquired                                    (18,622)
Fair value of liabilities assumed                                       23,708
Goodwill                                                                (1,894)
                                                                      ---------
Cash paid for purchase of Fontana First National Bank                 $ (5,043)
                                                                      =========

Purchase of Western Industrial National Bank:
Cash and cash equivalents acquired                   $ (16,595)
Fair value of other assets acquired                    (36,375)
Fair value of liabilities assumed                       44,150
Goodwill                                                (5,977)
                                                     ----------
Cash paid for purchase of Western Industrial
National Bank                                        $ (14,797)
                                                     ==========

Purchase of Pioneer Bank:
Cash and cash equivalents acquired                    $ (5,999)
Fair value of other assets acquired                    (19,007)
Fair value of liabilities assumed                       52,925
Goodwill                                                (1,300)
                                                      ---------
Cash received for purchase of Pioneer Bank            $ 26,619
                                                      ========

                     CVB FINANCIAL CORP. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------

             For the Nine months ended September 30, 1994 and 1993

1.  Summary of Significant Accounting Policies.
See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1993 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

2. Certain reclassifications have been made in the 1993 financial information to conform to the presentation used in 1994.

3. In the ordinary course of business, CVB Financial Corp. enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1994, the Company had entered into commitments with certain customers amounting to $52.9 million compared to $61.5 million at December 31, 1993. Letters of credit at September 30, 1994 and December 31, 1993 were $7.9 million and $7.2 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1994 are not necessarily indicative of results which may be expected for ny other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1994 was 7,324,061. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 7,630,252 and 7,597,456 for the nine and three month periods ended September 30, 1994 and 7,552,686 and
7,641,645 for the nine and three month periods ended September 30, 1993.    All
1993 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 15, 1993.

6. Supplemental cash flow information. During the nine-month period ended September 30, 1994, loans amounting to $7.7 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the nine-month period ended September 30, 1994, amounted to $1.8 million.

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

  On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement (the "Agreement") with the Federal Deposit Insurance Corporation ("FDIC") in its capacity as receiver for Pioneer Bank, Fullerton, California ("Pioneer"). Pursuant to the Agreement, the Bank assumed an aggregate of approximately $59.0 million in deposits of the former Pioneer Bank. The Bank acquired certain assets of Pioneer Bank that included approximately $1.5 million in loans, $3.0 million in federal funds sold and $5.2 million in investment securities. The Bank received from the FDIC approximately $48.5 million in cash. The Bank has agreed to provide full service banking in the trade area of Pioneer Bank and is currently occupying Pioneer's branch office with an option to lease this facility. In addition, the Bank had the option to purchase from the FDIC certain loans and other assets of the former Pioneer Bank. Subsequent to July 8, 1994, the Bank purchased approximately $12.3 million in loans from the FDIC.

                             RESULTS OF OPERATIONS

  The Company reported net earnings of $2,899,000, for the three months ended September 30, 1994, and $7,550,000 for the nine months ended September 30, 1994. This represented an increase of $409,000, or 16.4%, over net earnings $2,490,000, for the three months ended September 30, 1993, and an increase of $573,000, or 8.2%, over earnings of $6,977,000 for the nine months September 30,
1993.   Earnings per share increased from $0.33, to $0.38, and from $0.93 to
$0.99, for the three and nine months ended September 30, 1993 and 1994, respectively.

  The return on average assets decreased from 1.52% for the nine months ended September 30, 1993, to 1.39% for the nine months ended September 30, 1994. The return on average equity decreased from 16.98% for the nine months ended September 30, 1993, to 16.60% for the nine months ended September 30, 1994.
The return on average assets during the quarter ended September 30, 1994 was 1.47%, and the return on average equity was 18.93%. During the third quarter of 1993, the return on average assets was 1.60%, and the return on average equity was 17.56%.

  Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on loans and OREO, increased from $11,707,000 for the nine months ended September 30, 1993, to $14,297,000 for the nine months ended September 30, 1994, an increase of
$2,590,000, or 22.1%.   This increase is attributable to the increase in the
volume of average interest earning assets for 1994 compared to 1993.

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

  Net interest income increased from $9.1 million for the three months ended September 30, 1993, to $11.6 million for the three months ended September 30, 1994, an increase of $2.6 million, or 28.6%. Net interest income increased from $26.3 million for the nine months ended September 30, 1993, to $31.0 million for the nine months ended September 30, 1994, an increase of $4.7 million, or 17.9%. The increase in net interest income for both the three month and nine months period was the result of increased volume of earning assets. However, a change in the mix of earning assets and a decrease in the yield on average investments has resulted in a decrease in the net interest margin and the net interest spread for the nine months ended September 30, 1994 compared to the same period for 1993. During the nine months ended September 30, 1994, the net interest margin totaled 6.54%, down from 6.59% for the same nine month period for 1993. The net interest spread decreased from 5.85% for the nine months ended September 30, 1993, to 5.73% for the nine months ended September 30, 1994. For the quarter ended September 30, 1994, the net interest margin was 6.84% compared to 6.74% during the same period last year. The net interest spread decreased from 5.99% for the three months ended September 30, 1993, to 5.97% for the three months ended September 30, 1994.

  Interest income from average earning assets increased despite a decrease in the average yield on investments. Interest and fee income from loans increased from $27.0 million for the nine months ended September 30, 1993, to $31.3 million for the nine months ended September 30, 1994, an increase of $4.3 million, or 16.0%. The increase was the result of increased volume of average loans and an increase in the yield on average loans. Interest income from investment securities increased from $6.5 million for the nine months ended September 30, 1993, to $7.5 million for the nine months ended September 30, 1994.

  Investments, as a percentage of average earning assets have increased from 23.1% for the nine months ended September 30, 1993, to 26.9% for the nine months ended September 30, 1994. Yield on average investments decreased from 6.9% for the nine months ended September 30, 1993, to 5.8% for the nine months ended September 30, 1994, offsetting an increase in average investments from $125.5 million for the first nine months of 1993, compared to average investments of $172.9 million for the same period of 1994.

  Interest expense increased from $7.5 million for the nine months ended September 30, 1993, to $8.2 million for the nine months ended September 30, 1994. The increase in interest expense resulted in part as average deposits increased by $104.2 million, or 19.2%. Average interest bearing deposits increased by $45.3 million or 43.5% of the total increase in average deposits. Despite the increase in average interest bearing deposits, the cost of average deposits decreased from 1.83% for the nine months ended September 30, 1993, to an average cost of 1.69% for the nine months ended September 30, 1994. The decrease in the cost of average deposits is attributable to changes in the composition of average deposits. As a percentage of total deposits, demand deposits averaged $226.3 million or 34.98% of total deposits during the nine months ended September 30, 1994 versus an average of $167.3 million or 30.84% of total deposits during the same period last year. Average savings deposits totaled $316.2 million or 48.87% of total deposits during the first nine months of this year compared to $285.3 million or 52.58% of total deposits during the same period in 1993. Average time deposits amounted to $104.5 million or 16.15% of total deposits during the nine months ended September 30, 1994 compared to $90.0 million or 16.58% of total deposits during the nine months ended September 30, 1993.

  Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1994 and 1993. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.25% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(amounts in thousands)

                                 Nine-month periods ended September 30,
                                      1994                        1993
                         ---------------------------   -----------------------
                           Average                      Average
ASSETS                     Balance   Interest  Rate     Balance Interest  Rate
                         ---------------------------   -----------------------

Investment Securities
Taxable                $  165,398     7,218   5.82%  $  122,439  6,420   6.99%
Tax preferenced (1)         7,520       273   6.80%       3,051     89   5.46%
Federal Funds Sold &
 Interest-bearing
 deposits with other
 financial institutions    11,414       341   3.98%      10,470    237   3.02%
Net Loans (2) (3)         450,173    31,334   9.28%     401,105 27,003   9.04%
                         --------------------------    -----------------------
Total Earnings Assets     634,505    39,166   8.25%     537,065 33,749   8.44%
Total Non-earning Assets   89,806                        73,221
                         --------                       -------
Total Assets           $  724,311                    $  610,286
                        =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits        $  226,251                     $  167,348
Savings Deposits (4)      316,150    5,085   2.14%       285,319  4,914   2.30%
Time Deposits             104,475    2,716   3.47%        90,001  2,369   3.51%
                         ------------------------       -----------------------
Total Deposits            646,876    7,801   1.61%       542,668  7,283   1.79%
                         ------------------------       -----------------------
Other Borrowings           10,771      375   4.64%         9,474    183   2.58%
                         ------------------------       -----------------------
Interest-Bearing
 Liabilities              431,396    8,176   2.52%       384,794  7,466   2.59%
Other Liabilities           6,014                          3,353
Stockholders' Equity       60,650                         54,791
                         --------                        -------
Total Liabilities and
  Stockholders' Equity $  724,311                     $  610,286
                         =======                        ========

Net interest spread                         5.73%                         5.85%
Net interest margin                         6.54%                         6.59%

(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 1994, $1,660; 1993, $2,034.
(3) Nonperforming loans are included in net loans as follows: 1994, $31,708; 1993, $23,346.
(4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)
                                    Comparison of nine-month period
                                   ended September 30, 1994 and 1993
                            Increase (decrease) in interest income or expense
                                         due to changes in
                            -------------------------------------------------
                                                            Rate/
                                Volume       Rate          Volume       Total
                            -------------------------------------------------

Interest Income:
Taxable investment securities    2,253     (1,077)          (378)        798
Tax preferenced securities         130         22             32         184
Federal funds sold & interest
 bearing deposits with other
 institutions                       21         76              7         104
Loans                            3,304        915            112       4,331
                               -------     ------          ------     ------
Total earnings assets            5,708        (64)          (227)      5,417
                               -------     -------         ------     ------

Interest Expense:
Savings deposits                   530       (324)           (35)        171
Time deposits                      382        (30)            (5)        347
Other borrowings                    26        146             20         192
                                ------      ------         ------      -----
Total interest-bearing
 liabilities                       938       (208)           (20)        710
                                 ------     ------         ------      -----
Net Interest Income              4,770        144           (207)      4,707
                                ======      ======         ======      =====

  The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At September 30, 1994, the Bank's 90 days or less maturity/repricing gap was a negative $49 million as compared to a positive $25.9 million at December 31, 1993. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

Credit Loss Experience
  The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for loan losses was $350,000 for the nine months ended September 30, 1994, compared to a provision of $1,245,000 for the nine months ended September 30, 1993. Loans charged to the allowance, net of recoveries totaled $669,000 for the nine months ended September 30, 1994, compared to $814,000 for the same period last year. At September 30, 1994, the allowance for credit losses totaled $9.7 million, or 1.98% of total loans, compared to an allowance of $7.1 million, or 1.65% of total loans, at September 30, 1993. The decrease in provisions to the allowance for loan losses is attributable in part to the decline in non-accrual loans. Non-accrual loans have declined from $12.5 million at December 31, 1993 to $10.6 million at September 30, 1994, a decrease of $1.9 million or 15.2%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of December 31, 1993 and September 30, 1994. As a result of acquisitions, the allowance for loan losses increased. The Company acquired reserves of $1.1 million from the purchases of Western Industrial National Bank.

  While management believes that the allowance was adequate at September 30, 1994 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)
                                   Nine-months
                              ended September 30,
                                        1994      1993      1992      1991      1990      1989
Amount of Total Loans at End of Period  $488,393  $450,933  $381,123  $370,837  $367,849  $347,593
                                        ========  ================================================
Average Total Loans Outstanding         $459,183  $416,984  $368,452  $362,457  $361,241  $291,476
                                        ========  ================================================
Allowance for Credit Losses at
Beginning of Period                     $  8,849  $  6,461  $  5,263  $  5,092  $  5,037  $  3,713
Loans Charged-Off:
Real Estate Loans                            261       530       120       154         7         0
Commercial and
Industrial                                   370       334       452       282       548       142
Consumer Loans                               102       154       115        42        85       105
                                         -------   -----------------------------------------------
Total Loans Charged-Off                      733     1,018       687       478       640       247
                                         -------   -----------------------------------------------

Recoveries:
Real Estate Loans                              0         0         0         0         0         0
Commercial and Industrial                     39        57        94        15       101        98
Consumer Loans                                25        42        19        30        49        59
                                          ------   -----------------------------------------------
Total Loans Recovered                         64        99       113        45       150       157
                                          ------   -----------------------------------------------
Net Loans Charged-Off                        669       919       574       433       490        90
                                          ------   -----------------------------------------------
Provision Charged to Operating Expense       350     1,720     1,772       604       545     1,414
                                         -------   -----------------------------------------------
Adjustment Incident to Mergers             1,125     1,587         0         0         0         0
                                         -------   -----------------------------------------------
Allowance for Credit Losses at End
 of period                               $ 9,655   $ 8,849     6,461     5,263     5,092     5,037
                                         =======   ===============================================

Net Loans Charged-Off to Average
 Total Loans<F1>                            0.19%     0.22%     0.16%     0.12%     0.14%    0.03%
Net Loans Charged-Off to Total Loans
 at End of Period<F1>                       0.18%     0.20%     0.15%     0.12%     0.13%    0.03%
Allowance for Credit Losses to Average
 Total Loans                                2.10%     2.12%     1.75%     1.45%     1.41%    1.73%
Allowance for Credit Lossess to Total
 Loans at End of Period                     1.98%     1.96%     1.70%     1.42%     1.38%    1.45%
Net Loans Charged-Off to allowance
 for Credit Losses<F1>                      9.24%    10.39%     8.88%     8.23%     9.62%    1.79%
Net Loans Charged-Off to Provision
 for Credit Losses<F1>                    191.14%    53.43%    32.39%    71.69%    89.91%    6.36%

<F1> Net Loan Charge-Off amounts are annualized.

Other Operating Income

  Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the nine months ended September 30, 1994 was $5.5 million, compared to the $5.2 million in other operating income for the same period last year. Other operating income for the nine months ended September 30, 1993 included $3.7 million in gains realized from the sale of securities. For the nine months ended September 30, 1994, other operating income includes a loss on the sale of securities of $128,000.


Other Operating Expenses
  Other operating expenses increased from $22.5 million for the nine months ended September 30, 1993, to $23.3 million for the nine months ended September 30, 1994. Other operating expenses for 1993 included $2,680,000 as a provision for possible losses on other real estate owned (OREO), compared to a provision for the nine months ended September 30, 1994 of $1,050,000. Excluding provisions for possible losses on other real estate owned ("OREO"), total other operating expenses for the nine months ended September 30, 1994 and 1993 were $22,211,000 and $19,816,000, respectively, an increase of $2,395,000, or 12.1%.
Such allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future. Note 1 of the financial statements included in the Company's 1993 annual report describes the Company's accounting for OREO.

  As a result of acquisitions, the Bank has increased the number of branches to nineteen resulting in an increase in operating expenses. However, as a percent of average assets, other operating expenses have decreased from 4.9% for the nine months ended September 30, 1993 to 4.3% for the nine months ended September 30, 1994.


                             BALANCE SHEET ANALYSIS

  At September 30, 1994 total assets were $800.3 million, representing an increase of $112.9 million or 16.42% from total assets of $687.4 million at December 31, 1993. Total deposits of $723.0 million at September 30, 1994, increased $127.0 million, or 21.31%, from $596.0 million at December 31, 1993. Net loans increased $36.7 million, or 8.29%, from $442.1 million at December 31, 1993 to $478.7 million at September 30, 1994.

Investment Securities and Debt Securities Available-for-Sale
  In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. The Company recorded a decrease in equity capital of $4.3 million, net of $3.0 million of applicable income taxes during the nine months ended September 30, 1994. Note 1 to the financial statements in the Company's 1993 Annual Report discusses its current accounting policy.

  Table 4 sets forth investment securities held-to-maturity and available-for-sale, at September 30, 1994 and December 31, 1993.

Table 4 - Composition of Securities Portfolio
(amounts in thousands)
                           September 30, 1994                          December 31, 1993
                           Amortized Market  Net Unreal-  Yield        Amortized  Market   Net Unreal-  Yield
                           Cost      Value   ized Gain/                Cost        Value   ized Gain/
                                              (Loss)                                        (Loss)
U.S. Treasury securities
Available-for-Sale           59,308   58,892    (416)      5.85%        32,923     34,262     1,339      7.70%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass
- - -through securities
Available for Sale          114,642  108,123  (6,519)      5.65%        92,442     92,111      (331)     5.46%
Held to Maturity              9,343    8,421    (922)      5.61%             0          0                0.00%

Government Agency Fund
Available for Sale                0        0       0                    15,000     15,005         5      4.50%

Other GovernmentAgency
 Securities Available
for Sale                     11,045   10,603    (442)      4.67%             0          0         0      0.00%

GNMA mortgage -backed
pass-through securities
Available for Sale                0        0       0          0          2,750      2,995       245      8.29%
Held to Maturity              1,857    1,937      80       8.29%             0          0         0

Tax-exempt Municipal
 Securities
Available for Sale                0        0       0          0          5,857      5,964       107      4.90%
Held to Maturity              8,217     7,775   (442)      4.95%             0          0         0

Other  securities
Available for Sale              525       525      0        N/A            547        547         0      7.81%
Held to Maturity                633       633      0       7.55%             0          0         0
                            ------------------------------------       ---------------------------------------

                            205,570   196,909 (8,661)      5.64%       149,519    150,884     1,365      5.90%
                            ====================================       =======================================

Note: "Amortized Cost" excludes mark-to-market adjustment required under SFAS 115.  CVB Financial Corp. adpoted SFAS 115 as of January 1, 1994.

Loans Composition and Nonperforming Assets
  Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (amounts in thousands):


Table 5 - Distribution of Loan Portfolio by Type

                                    September 30,     December 31,
                                        1994              1993
                                       --------          --------
Commercial and Industrial (1)          $319,569          $282,177
Real Estate:
     Construction                        26,383            56,358
     Mortgage                           107,347            79,929
Consumer, net of discount                16,140            12,517
Lease finance receivables                21,393            21,556
                                       ________          ________
     Gross Loans                       $490,832          $452,537
Less:
     Allowance for credit losses          9,655             8,849

     Deferred net loan fees               2,439             1,604
                                       ________          ________
     Net loans                         $478,738          $442,084
                                       ========          ========

(1) Includes $181.3 and $188.5 million of loans for which the Company holds real property as collateral at September 30, 1994 and December 31, 1993, respectively.

  As a result of acquisitions and marketing efforts of the Bank, real estate mortgage loans have increased since December 31, 1993. Real estate mortgage loans were $70.4 million at March 31, 1994, $82.8 million at June 30, 1994 and $107.3 million at September 30, 1994

  As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $31.7 million, or 3.96% of total assets, at September 30, 1994. This compares to $23.0 million, or 3.35% of total assets, at December 31, 1993, an increase of $8.7 million or 37.7 % between the two periods. Although management believes that nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.


Table 6 - Nonperforming Assets

                              September 30, 1994       December 31, 1993

Nonaccrual loans                         $10,588                 $12,492
Loans past due 90 days or more
 and still accruing interest                 155                     -0-
Restructured loans                         7,647                     770
Other real estate owned (OREO), net       13,318                   9,768
                                         _______                 _______
Total nonperforming assets               $31,708                 $23,030
Percentage of nonperforming assets
to total loans outstanding & OREO          6.32%                   5.00%
Percentage of nonperforming
assets to total assets                     3.96%                   3.35%

  At September 30, 1994, nonaccrual loans were $10.6 million, down from $12.5 million at December 31, 1993. The majority of nonaccrual loans were collateralized by real property at September 30, 1994. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings
  Total deposits increased to $723.0 million at September 30, 1994, from $596.0
million at  December 31, 1993, an increase of $127.0 million, or 21.3%.   For
the nine months ended September 30, 1994, noninterest-bearing deposits averaged 34.9% of total deposits, compared to 30.8% for the same nine month period last year. Noninterest-bearing deposits were $263.5 million, $221.6 million and $204.8 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Savings deposits (money market, savings and interest-bearing checking) increased $41.1 million during the first nine months of 1994. Savings deposits averaged 48.9% of total deposits during the first nine months of 1994 compared to 52.6% for the first nine months of 1993. Time deposits increased by $44.0 million during the first nine months of 1994. For the nine months ended September 30, 1994, time deposits averaged 16.2% of total deposits, down from 16.6% during the same period in 1993.

Liquidity
  The 1993 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

  There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At September 30,1994, the Company's loan-to-deposit ratio was 67.6% compared to 75.7% at December 31, 1993.

  Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of September 30, 1994 the ratio was a negative 6.8% as compared to a negative 2.7% at December 31, 1993. Conceptually, this shows that the Company was funding a modest 6.8% and 2.7% of its long-term, illiquid assets with large liabilities at these dates respectively.

  On July 8, 1994, CVB purchased from the FDIC a commercial office building located in the city of Brea, California. The purchase price was $1.5 million. The ground floor suite of the building is currently occupied as the Brea office of the Bank. The Bank is leasing the office from CVB. The building is also occupied by two accounting firms with no relation to the Bank or CVB other than as tenants. The funds for the purchase price of the building were obtained by CVB through a dividend from the Bank.

Capital Resources
  The Company's equity capital was $61.9 million at September 30, 1994. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1993 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

  As of December 31, 1993, the Bank and the Company were required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0% as of December 31, 1993. At September 30, 1994, the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.

  Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1994 and December 31, 1993:

        Table 7 - Regulatory Capital Ratios

                       Required
                        Minimum     September 30, 1994   December 31, 1993
Capital Ratios           Ratios      Company      Bank   Company      Bank

Risk-based Capital Ratios:
   Tier I              4.00%       10.6%       10.1%    11.8%     11.7%
   Total               8.00%       11.8%       11.4%    13.1%     13.0%
Leverage Ratio         3.00%        7.2%        6.9%     8.4%      8.3%

     The Bank and the Company's risk-based capital ratios and leverage ratios have declined since December 31, 1993. This is attributable primarily to an increase in goodwill due to the acquisitions of Pioneer Bank and Western Industrial National Bank.

                          PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings
              Not Applicable

Item 2   -    Changes in Securities
              Not Applicable

Item 3   -    Defaults upon Senior Securities
              Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5   -    Other Information
              Not Applicable

Item 6   -    Exhibits and Reports on Form 8-K
              Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CVB FINANCIAL CORP.
                                  (Registrant)




Date:     November 14, 1994                          /s/ Robert J. Schurheck
                                                      Robert J. Schurheck
                                                      Chief Financial Officer