Form 10-Q/A
period 1994-09-30
CVB FINANCIAL CORP
filed 1994-12-29
CIK 354647

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-Q/A

                            Amendment No. 1 to Form 10-Q

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

           This Form 10-Q contains 5 pages.  Exhibit Index on Page 3.

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

                         (a)  Exhibits

                              Exhibit 27 - Financial Data Schedule


                         (b)  Reports on Form 8-K

                              On July 21, 1994, a Form 8-K was filed
                              disclosing an Insured Deposit Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation.

                               Exhibit Index



   Exhibit No.          Description                         Page


          27             Financial Data Schedule               5

                                     SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CVB FINANCIAL CORP.
                                    (Registrant)


          Date:     December 28, 1994
                                              /s/ Robert J. Schurheck
                                              ------------------------
                                              Robert J. Schurheck
                                              Chief Financial Officer