Form 10-K
CVB FINANCIAL CORP
filed 1995-03-30
CIK 354647

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994
                                        or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from    N/A       to  N/A
                                -------        -------

Commission file number 1-10394
                               CVB FINANCIAL CORP.
              (Exact name of registrant as specified in its charter)

         California                 95-3629339
State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization

   701 N. Haven Avenue, Suite 350
   Ontario, California                            91764
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code  (909) 980-4030

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
Yes x No
   ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.(    )

     As of March 15, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately
$111,928,446.

     Number of shares of common stock of the registrant outstanding as of March 15, 1995: 8,066,915.

The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting   Part III of Form 10-K
  of Stockholders which will be filed within 120
  days of the fiscal year ended December 31, 1994

PART I

ITEM 1.  BUSINESS

     CVB FINANCIAL CORP.

     CVB Financial Corp. (referred to herein on an unconsolidated basis as "CVB" and on a consolidated basis as the "Company") is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank (the "Bank"), which is the Company's principal asset. The Company has one other operating subsidiary, Community Trust Deed Services ("Community").

     The Company's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is and will continue to be dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business - Supervision and Regulation - Restrictions on Transfers of Funds to CVB by the Bank." At December 31, 1994, the Company had $836.1 million in total consolidated assets, $484.6 million in total consolidated net loans and $762.6 million in total consolidated deposits.

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario,
California.

     CHINO VALLEY BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. Like many other state chartered banks in California, the Bank is not a member of the Federal Reserve System. At December 31, 1994, the Bank had $833.9 million in assets, $484.6 million in net loans and $763.5 million in deposits.

     The Bank currently has 19 banking offices located in San
Bernardino County, Riverside County and the eastern portion of Los Angeles County in Southern California. Of the 19 offices, the Bank opened seven as de novo branches and acquired the other twelve in acquisition transactions. Since 1990, the Bank has added seven offices, two in 1990, two in 1993 and three in 1994.

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

     On October 21, 1993, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") for the purchase of certain assets and the assumption of deposits and other liabilities of the failed Mid City Bank. The agreement provided the Bank with the ability to re-price the deposits assumed within specific time frames, regardless of the original terms of the deposit. Net of the deposits that were re-priced and allowed to withdraw, the Bank assumed approximately $20.0 million in deposits, $2.0 million in investments, and $18.0 million in loans.

     On June 24, 1994, the Company completed its acquisition of Western Industrial National Bank, ("WIN") a two-branch bank located in El Monte, California for an aggregate cash purchase price of $14.8 million. The Company assumed approximately $43.5 million in deposits and acquired approximately $34.1 million in loans.

     On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC for the purchase of Pioneer Bank, Fullerton, California ("Pioneer"). The Bank assumed an aggregate of approximately $52.7 million in deposits and certain assets of Pioneer Bank that included approximately $12.3 million in loans and $8.2 million in investments and federal funds sold.

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

     COMPETITION

     The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents. The Bank has 19 offices located in San Bernardino, Riverside, northern Orange and eastern Los Angeles counties. Neither the deposits nor loans of the offices of the Bank exceed 1% of the aggregate deposits or loans of all financial services companies located in the counties in which the Bank operates.

     EMPLOYEES

     At December 31, 1994, the Company employed 345 persons -- 217 on a full-time and 128 on a part-time basis. The Company believes that its employee relations are satisfactory.

     EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

     SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     THE COMPANY

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

     The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

     Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     THE BANK

     The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers.

The Bank has never been the subject of any such actions by the FDIC or the Superintendent.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Item 1. Business - Supervision and Regulation - Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

     RESTRICTIONS ON TRANSFERS OF FUNDS TO CVB BY THE BANK

     CVB is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

     There are statutory and regulatory limitations on the amount of dividends which may be paid to CVB by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of its retained earnings or its net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the bank, net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.

     The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

     At present, substantially all of CVB's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At
December 31, 1994, the Bank had $3.9 million in retained earnings available for the payment of cash dividends.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of CVB or other affiliates. Such restrictions prevent CVB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CVB or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving CVB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

     CAPITAL STANDARDS

     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 Capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

     Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109.
See "Item 1. Business - Supervision and Regulation -- Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or
(ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     As of December 31, 1994, the Company and the Bank had total risk-based capital ratios of 12.0% and 11.7%, Tier 1 risk-based capital ratios of 10.8% and 10.4% and leverage ratios of 7.5% and 7.3%, respectively.

     PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

     "Well capitalized"                  "Adequately capitalized"
Total risk-based capital of 10%;      Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%;      Tier 1 risk-based capital of 4%;
and Leverage ratio of 5%.             and Leverage ratio of 4%.

     "Undercapitalized"               "Significantly undercapitalized"
Total risk-based capital less         Total risk-based capital less
than 8%; Tier 1 risk-based capital    less than 6%; Tier 1 risk-based
less than 4%; or                      capital less than 3%; or
Leverage ratio less than 4%.          Leverage ratio less than 3%.

                "Critically undercapitalized"
         Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Item 1. Business - Supervision and Regulation -- Potential Enforcement Actions."

     SAFETY AND SOUNDNESS STANDARDS

     On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

     PREMIUMS FOR DEPOSIT INSURANCE

     Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

     INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.

     On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

     ACCOUNTING CHANGES

     In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 31, 1992, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. The Company adopted SFAS No. 109 in 1992, elected not to restate prior years and has determined that the cumulative effect of the implementation was immaterial.

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS

No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. The disclosure required by SFAS No. 107 at December 31, 1994 is presented in Note 15 to the Company's Consolidated Financial Statements. See "Item 8. Financial Statements and Supplementary Data." Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.

     The FASB has issued Statement of Financial Accounting Standards Number 119, "Disclosure about Derivative Financial Instruments and Fair Value Instruments" ("SFAS No. 119"), which requires improved disclosures about derivative financial instruments, such as futures, forwards, options, swaps, and other financial instruments with similar characteristics. SFAS No. 119 also amends other existing requirements. At December 31, 1994 the Company did not hold any financial instruments falling under the provisions of SFAS No. 119.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

     SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company has adopted SFAS No. 114 for the current year, and the Company does not believe it will have a material effect on the financial condition and results of operation of the Company.

     In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, FASB issued Statement of Financial Standards No. 112, "Employers' Accounting For Post-Employment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits.

     In May 1993, the FASB issued SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The statement is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued. The Company adopted SFAS No. 115 effective as of January 1, 1994. The cumulative effect of the change in accounting was not material.

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

     The Bank occupies the premises for fourteen of its offices under leases expiring at various dates from 1995 through 2014. The Bank owns the premises for its six other offices.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1994, was $3.2 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 9 to the Company's financial statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1994.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 1995, the principal executive officers of the Company and Chino are:

Name                     Position                             Age

George A. Borba          Chairman of the Board of              62
                         the Company and the Bank

D. Linn Wiley            President and Chief Executive         56
                         Officer of the Company and the Bank

Vincent T. Breitenberger Executive Vice President/Senior       61
                         Loan Officer of the Bank

Jay W. Coleman           Executive Vice President of the Bank  52

Robert J. Schurheck      Chief Financial Officer of            62
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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

MARKET FOR THE COMPANY'S COMMON STOCK

     Shares of CVB Financial Corp. common stock price increased from an average price of $11.09 per share for the first quarter of 1994 to an average per share price of $12.88 for the fourth quarter of 1994. Fears regarding the recession, weak California real estate prices, and bank capital levels continued to dominate investors' perceptions of bank stocks in the region, regardless of the performance of CVB Financial Corp. This represented a multiple of book value of approximately 1.68. The following table presents the high and low sales prices for the Company's common stock during each quarter for the past three years. The share prices and cash dividend per share amounts presented for all periods in the table below have been restated as appropriate to give retroactive effect to the ten percent stock dividends declared during the period. There were approximately 1,056 shareholders of record as of December 31, 1994.

Three Year Summary of Common Stock Prices

Quarter
Ended       High     Low        Dividends
03/31/92     9.11     6.67      $.060 Cash Dividend
06/30/92     8.07     7.42      $.060 Cash Dividend
09/30/92     7.60     6.95      $.060 Cash Dividend
12/31/92     7.70     6.20      $.060 Cash Dividend
                                10% Stock Dividend

03/31/93    11.15     7.75      $.066 Cash Dividend
06/30/93    10.38     9.09      $.066 Cash Dividend
09/30/93    12.19     9.92      $.066 Cash Dividend
12/31/93    12.29    10.64      $.066 Cash Dividend
                                10% Stock Dividend

03/31/94    12.05    10.34      $.073 Cash Dividend
06/30/94    13.18    10.68      $.073 Cash Dividend
09/30/94    14.55    12.84      $.073 Cash Dividend
12/31/94    14.55    12.27      $.073 Cash Dividend
                                10% Stock Dividend

The Company lists its common stock on the American
Stock Exchange under the symbol "CVB."

ITEM. 6. SELECTED FINANCIAL DATA

                                   1994           1993             1992           1991          1990
Net Interest Income            $ 42,818,669   $ 35,891,367    $ 32,020,207   $ 29,460,946   $ 29,736,722
Provision for Credit Losses         350,000      1,720,000       1,772,109        604,000        545,000
Other Operating Income            7,586,410     10,744,921       7,897,796      7,038,897      6,400,600
Other Operating Expenses         32,434,624     29,353,759      23,419,389     22,709,783     20,908,041

Earnings Before Income Taxes     17,620,455     15,562,529      14,726,505     13,186,060     14,684,281
Income Taxes                      7,185,679      6,040,178       5,711,445      5,217,380      5,837,716

NET EARNINGS                   $ 10,434,776   $  9,522,351    $  9,015,060   $  7,968,680   $  8,846,565

Net Earnings Per Common
  Share(1)                     $       1.24   $       1.15    $       1.12   $       1.00   $       1.07

Stock Dividends                         10%            10%             10%           ----           ----
Cash Dividends Declared Per
  Share(1)                     $       0.29   $       0.26    $       0.24   $       0.22   $       0.20
Dividend Pay-Out Ratio               23.39%         22.61%          21.43%         22.00%         18.69%

Financial Position:
  Assets                       $836,095,349   $687,407,957    $592,097,857   $560,324,296   $512,360,816
  Net Loans                     484,617,731    442,083,848     374,661,538    365,573,877    362,757,799
  Deposits                      762,623,921    595,956,301     526,923,421    499,807,113    462,891,267
  Stockholders' Equity           61,939,928     59,957,532      52,038,215     44,188,978     38,365,267
  Book Value Per Share(1)              7.69           7.49            6.54           5.68           4.95
  Equity-to-Assets Ratio(2)           7.41%          8.72%           8.79%          7.89%          7.49%

Financial Performance:
  Return on:
      Beginning Equity               17.40%         18.30%         20.40%          20.77%         27.22%
      Average Equity                 16.84%         17.46%         18.72%          19.45%         24.67%
  Return on Average Assets            1.40%          1.52%          1.62%           1.54%          1.81%
Credit Quality:
  Allowance for Credit Losses  $  9,470,736   $  8,849,442   $  6,461,345    $  5,262,614   $  5,091,679
  Allowance/Total Loans               1.92%          1.96%          1.70%           1.42%          1.38%
  Total Non Performing Loans   $ 21,567,108   $ 13,262,357   $ 10,204,442    $  5,847,393   $ 10,090,000
  Non Performing Loans/
   Total Loans                        4.37%          2.94%          2.68%           1.58%          2.74%
  Non Performing Loans/
   Allowance                        227.72%        149.87%        157.93%         111.11%        198.17%
  Net Charge-Offs              $    853,363   $    918,898   $    573,378    $    433,065   $    490,476
  Net Charge-Offs/
   Average Loans                      0.18%          0.22%          0.16%           0.12%          0.14%

<F1>All per share information has been retroactively adjusted to reflect the
    10% stock dividend declared December 21, 1994, as to holders of record on January 9, 1995, and paid January 24, 1995, and 10% stock dividend paid in 1994 and 1993.
<F2>Stockholders' equity divided by total assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. CVB Financial Corp., (CVB) is a bank holding company. Its primary subsidiary, Chino Valley Bank, (the Bank) is a state chartered bank with 19 branch offices located in San Bernardino,
Riverside, east Los Angeles, and north Orange Counties.   Community Trust
Deed Services (CTD) is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. For purposes of this analysis, the consolidated entities are referred to as the "Company".

     During 1993 and 1994, the Company acquired two banks through merger and the Bank purchased assets and assumed deposits of two failed banks from the FDIC, as receiver of these banks. On March 8, 1993, the Company acquired through merger Fontana First National Bank with deposits of approximately $23.7 million and loans of approximately $18.3 million. On October 21, 1993, the Bank assumed approximately $30.6 million in deposits and purchased $20.8 million in loans and $4.6 million in investments of the former Mid City Bank, N.A. from the FDIC.

     On June 24, 1994, the Company acquired through merger Western Industrial National Bank ("WIN") with deposits of approximately $43.5 million, and loans of approximately $34.1 million. On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC in its capacity as receiver for Pioneer Bank ("Pioneer"), assuming approximately $52.7 million in deposits and purchasing approximately $12.3 million in loans, and $8.2 million in investments and federal funds sold.

     As a result of these acquisitions the Bank expanded into five new branch offices over the past two years; including new branch offices in Fontana (San Bernardino County) and Brea (north Orange County) in 1993, and new branch offices in South El Monte (east Los Angeles County) and Fullerton (north Orange County), in 1994. The acquisitions and mergers contributed significantly to the growth in the Company's deposits, loans, and assets for 1993 and 1994.

ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $10.4 million for the year ended December 31, 1994. This represented an increase of $912,425, or 9.58%, over net earnings of $9.5 million for the year ended December 31, 1993.
For the year ended December 31, 1992, net earnings totaled $9.0 million. Earnings per share, adjusted for the effects of 10% stock dividends declared each year, increased from $1.12, to $1.15, to $1.24, for the years ended December 31, 1992, 1993, and 1994, respectively.

     The increase in earnings for 1994 compared to 1993 was the result of an increase in net interest income and a decrease in the provision for credit losses. The lower provision for credit losses for 1994 reflects nominal internal loan growth, net of acquired loans. Despite the lower provision, the allowance for credit losses increased in 1994 compared to 1993, reflecting lower net loans charged to the reserve and an increase in purchased reserves as a result of acquisitions. The increase in earnings for 1993 compared to 1992 was the result of increases in net interest income and an increase in other operating income resulting from gains on
the sale of investment securities.   For 1993, the Company realized a $3.7
million gain on the sale of investment securities. The gain resulted from a restructure of the investment portfolio in anticipation of the adoption of SFAS 115 in 1994.

    Increases in net interest income for both 1994 and 1993 was primarily the result of increases in the level of earning assets coupled with lower cost of average deposits. In both 1993 and 1994 the Company incurred significant costs relating to collection of loans and other real estate owned.

     Despite the increases in net earnings for both 1993 and 1994, the return on average assets has decreased from 1.62% for 1992, to 1.52% for 1993, and to 1.40% for 1994. The decreases are primarily the result of decreases in the level of average earning assets in relation to the level of average total assets. Increases in other real estate owned and goodwill contributed to the decrease in the ratio of earning assets to total assets for 1994 and 1993 compared to 1992. Return on average stockholders' equity decreased from 18.72%, to 17.46%, to 16.84%, for the years ended December 31, 1992, 1993, and 1994, respectively.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using a marginal tax rate of 35.00%.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders'
Equity; Interest Rates and Interest Differentials
(dollars in thousands)
 ASSETS                              1994                        1993                        1992

                          Average                     Average                     Average
                          Balance   Interest   Rate   Balance  Interest    Rate   Balance  Interest   Rate
Investment Securities
  Taxable (F1)            $171,806  $10,084    5.87%  $120,288 $ 8,188     6.81%  $111,543 $ 8,682    7.78%
  Tax preferenced (F2)       7,695      376    6.85%     3,142     131     5.87%     9,941     355    5.03%
Federal Funds Sold          10,297      432    4.20%    14,135     414     2.93%    11,530     414    3.59%
Net Loans (F3) (F4)        457,273   43,156    9.44%   410,097  37,036     9.03%   362,784  34,762    9.58%
Total Earning Assets       647,071   54,048    8.38%   547,662  45,769     8.37%   495,798  44,213    8.95%
Total Non-earning Assets    98,086                      79,537                      61,397
Total Assets              $745,157                    $627,199                    $557,195

LIABILITIES AND
STOCKHOLDERS' EQUITY

Demand Deposits           $236,945                    $178,539                    $139,354
Savings Deposits (F5)      321,631 $ 6,834     2.12%   287,044 $ 6,478     2.26%   276,904 $ 8,247    2.98%
Time Deposits              108,515   3,939     3.63%    92,472   3,180     3.44%    82,129   3,732    4.54%
Total Deposits             667,091  10,773     1.61%   558,055   9,658     1.73%   498,387  11,979    2.40%
Other Borrowings             9,877     456     4.62%     8,440     220     2.61%     6,548     214    3.27%
Interest Bearing
 Liabilities               440,023  11,229     2.55%   387,956   9,878     2.55%   365,581  12,193    3.34%
Other Liabilities            6,216                       6,172                       4,110
Stockholders' Equity        61,973                      54,532                      48,150
Total liabilities and
  Stockholders' Equity    $745,157                    $627,199                    $557,195

Net interest spread                            5.83%                       5.82%                      5.61%
Net interest margin                            6.64%                       6.56%                      6.49%
Net interest margin
 excluding loan fees                           6.31%                       6.07%                      6.02%

<F1> Includes certificates of deposit purchased from other institutions
<F2> Yields are calculated on a taxable equivalent basis
<F3> Loan fees are included in total interest income as follows: 1994, $2,138, 1993, $2,694; 1992, $2,321
<F4> Non-performing loans are included in net loans as follows: 1994, $21,567; 1993, $13,262;1992, $10,205
<F5> Includes interest-bearing demand and money market accounts

     The Company's operating results depend primarily on net interest income, the difference between the interest earned on loans and investments less the interest paid on deposit accounts and borrowings. Net interest income was $42.8 million for the year ended December 31, 1994. This represented an increase of $6.9 million, or 19.30%, from net interest income of $35.9 million for the year ended December 31, 1993. Net interest income increased $3.9 million, or 12.09%, for 1993, from net interest income of $32.0 million for the year ended December 31, 1992. The increases in net interest income for 1993 and 1994 resulted from increases in the net interest margin and increases in the level of earning assets.

     The net interest margin is net interest income measured as a percent of average earning assets. It can be affected by both changes in the net interest spread and changes in level of interest bearing liabilities in proportion to earning assets. The net interest spread is the difference between the yield on average earning assets less the rate paid on interest bearing liabilities.

     The Company's net interest margin increased from 6.49% for 1992, to 6.56% for 1993, to 6.64% for 1994. The ability to support greater levels of earning assets with proportionately lower levels of interest bearing liabilities contributed to the increases in the net interest margin for both 1993 and 1994. The increase in the net interest margin for 1993 was also affected by an increase in the net interest spread from 5.61% for 1992 to 5.82% for 1993. There was little change in the net interest spread for 1994 compared to 1993.

     Interest income increased from $45.8 million for the year ended December 31, 1993 to $54.0 million for the year ended December 31, 1994. This represented an increase of $8.3 million, or 18.09%. The increase was primarily the result of an increase of $99.4 million, or 18.15%, in average earning assets from $547.7 million for 1993 to $647.1 million for 1994. Interest income increased $1.6 million, or 3.52%, in 1993 from $44.2 million for 1992. The increase in interest income for 1993 resulted primarily from an increase in the level of average earning assets.

     Interest expense increased from $9.9 million for the year ended December 31, 1993 to $11.2 million for the year ended December 31, 1994. This represented an increase of $1.3 million, or 13.68%. The increase was the result of the increase in average interest bearing liabilities from $388.0 million for 1993, to $440.0 million for 1994. The cost of interest
bearing liabilities remained a constant 2.55% for 1993 and 1994.   For
1992, interest expense totaled $12.2 million and the cost of average interest bearing liabilities was 3.34%.

     The Company's cost of average deposits decreased from 2.40% for 1992, to 1.73% for 1993, to 1.61% for 1994. The decrease in the cost of average deposits for 1994 compared to 1993 was the result of greater levels of noninterest bearing demand deposits as a percent of total average deposits. Average demand deposits increased $58.4 million, or 32.7%, from $178.5 million for 1993 to $236.9 million for 1994. As a percent of total average deposits, average demand deposits increased from 27.96% for 1992, to 31.99% for 1993, to 35.52% for 1994. In addition to an increase in the ratio of demand deposits to total deposits, an overall decrease in the rate paid for interest bearing deposits contributed to the lower cost of average deposits for 1993.

     Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and interest bearing liabilities for the years indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expenses attributable to changes in interest rates are calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest
Expense, and Net Interest Income
(dollars in thousands)
                                         1994 Compared to 1993                  1993 Compared to 1992
                                       Increase (decrease) due to             Increase (decrease) due to
                                                         Rate/                               Rate/
                                    Volume     Rate     Volume   Total     Volume    Rate   Volume   Total
Interest Income:
  Taxable investment securities    $ 3,506   $(1,127)  $ (483)  $ 1,896   $  680   $(1,089) $  (85)  $ (494)
  Tax preferenced securities           191        22       32       245     (242)       61     (43)    (224)
  Fed funds                           (112)      179      (49)       18       94       (77)    (17)       0
  Loans                              4,260     1,668      192     6,120    4,534    (1,999)   (261)   2,274

Total earnings assets                7,845       742     (308)    8,279    5,066    (3,104)   (406)   1,556

Interest Expense:
  Savings deposits                     780      (378)     (46)      356      302    (1,999)    (72)  (1,769)
  Time deposits                        552       176       31       759      470      (907)   (115)    (552)
  Other borrowings                      38       169       29       236       62       (43)    (13)       6

Total interest bearing liabilites    1,370       (33)      14     1,351      834    (2,949)   (200)  (2,315)

Net Interest Income                $ 6,475       775     (322)    6,928   $4,232    $ (155) $ (206)  $3,871

     Income from loans, including interest and fees, is the Company's primary source of revenue. Income from loans increased from $37.0 million for the year ended December 31, 1993 to $43.2 million for the year ended December 31, 1994. This represented an increase of $6.1 million, or 16.52%. For 1993, income from loans increased $2.3 million, or 6.5% from a total of $34.8 million for 1992.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected.
For the year ended December 31, 1992, interest income included $115,900 of interest that was accrued and not collected on loans more than 90 days past due. Principal and interest on these loans were deemed to be collectable based on the value of collateral in which the Bank held a security interest. There was no interest income that was accrued and not reversed
on any noperforming loan at December 31, 1994 or 1993.   Had nonperforming
loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $944,318 greater in 1994, $1,186,000 greater in 1993, and $698,600 greater in 1992. Accordingly, yields on loans would have increased by 0.21%, 0.28%, and 0.19%, for the years ended December 31, 1994, 1993, and 1992, respectively.

     Included in Other Real Estate Owned at December 31, 1994 were two loans totaling $1.2 million which, although performing according to their original terms, are accounted for as other real estate owned as required under SFAS 66. As principal and interest payments on these loans were current at December 31, 1994, the average balance of the loans were included in total loans, and the yield on total loans was adjusted accordingly.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with origination of loans are deferred and netted against the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. For the year ended December 31, 1994, the Company recognized $2.1 million in loan fees. This represented a decrease of $556,000, or 20.64%, from fee income of $2.7 million recognized for the year ended December 31, 1993. Fee income for 1993, increased $373,000, or 16.07%, from fee income recognized of $2.3
million for the year ended December 31, 1992.   The decrease in loan fee
income recognized for 1994 compared to 1993, was the result of lower direct costs associated with loan recognition. Fees collected for 1994 of $2.9 million, represented an increase of $463,000, or 19.34%, over collected loan fees of $2.4 million for 1993.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 - Loan Fee Activity
(dollars in thousands)
                              1994         1993        1992
Fees Collected              $ 2,857      $ 2,394     $ 3,419
Fees and costs deferred      (2,624)      (1,328)     (2,262)
Accretion of deferred fees
 and costs                    1,905        1,628       1,164
Total fee income reported   $ 2,138      $ 2,694     $ 2,321
Deferred net loan
origination fees acquired       180           64
Deferred net loan
origination fees at end
 of year                    $ 2,503      $ 1,604     $ 1,840

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest
income, the net interest margin, and consequently, the Company's earnings.   The
Bank's management monitors the interest rate "sensitivity" to potential changes in interest rates using a maturity/repricing gap analysis. This analysis measures, for specific time intervals, the differences between earning assets and interest bearing liabilities for which repricing opportunities will occur.
A positive difference, or gap, indicates that earning assets will reprice faster than interest bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

    Table 4 provides the Bank's maturity/repricing gap analysis at December 31, 1994 and 1993. The Bank had a negative one year cumulative gap of $27.0 million at December 31, 1994, compared to a positive one year cumulative gap of
$22.6 million at December 31, 1993.   The change from a positive gap to a
negative gap is primarily the result of longer average maturities of the investment portfolio, greater levels of savings deposits, and shorter average maturities of time deposits for 1994 compared to 1993.

TABLE 4 - Asset and Liability Maturity/Repricing Gap
(dollars in thousands)
                                            Over 90       Over 180
                              90 days       days to       days to       Over
                              or less       180 days      365 days      365 days
1994
Earning Assets:
  Fed Funds                   $ 15,000      $      0      $      0      $      0
  Investment Securities
  and debt securities
  held for sale                  6,864         6,504        16,989       161,909
  Deposits with other
  financial institutions            99           100             0             0
  Total Loans                  333,447        16,965        15,479       128,197

    Total                     $355,410      $ 23,569      $ 32,468      $290,106

Interest-Bearing Liabilities
  Savings Deposits             317,401             0             0             0
  Time Deposits                 62,182        26,960        21,697         6,576
  Other Borrowings              10,248             0             0             0
    Total                      389,831        26,960        21,697         6,576

Period GAP                    $(34,421)     $ (3,391)     $ 10,771      $283,530

Cumulative GAP                $(34,421)     $(37,812)     $(27,041)     $256,489

1993
Earning Assets:
  Fed Funds                   $ 15,000      $      0      $      0      $      0
  Investment Securities
  and debt securities
  held for sale                 22,846         4,829         3,429       118,415
  Deposits with other
  financial institutions           298             0           100            99
  Total Loans                  335,776         7,109        14,571        93,477

    Total                     $373,920      $ 11,938      $ 18,100      $211,991

Interest-Bearing Liabilities
  Savings Deposits             292,550             0             0             0
  Time Deposits                 39,666        18,315        14,955         8,918
  Other Borrowings              15,848             0             0             0
    Total                      348,064        18,315        14,955         8,918

Period GAP                    $ 25,856      $ (6,377)     $  3,145      $203,073

Cumulative GAP                $ 25,856      $ 19,479      $ 22,624      $225,697

     The interest rates paid on deposit accounts do not always move in
unison with the rates charged on loans.   In addition, the magnitude of
changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in increases or decreases in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a nominal negative gap at December 31, 1994, does not necessarily indicate that changes in interest rates will have a negative effect on net interest income.

CREDIT RISK

     Implicit in lending activities is the risk that losses will be experienced and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by the Bank's management to be adequate to provide for estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit.

     In evaluating the adequacy of the allowance for credit losses, the Bank's management estimates the amount of potential loss for each loan that has been identified as having greater than standard credit risk, including
loans identified as nonperforming.    Loss estimates also consider the
borrowers' financial data and the current valuation of collateral when
appropriate.   In addition to the allowance for specific problem credits, an allowance is further allocated for all loans in the portfolio based on the risk characteristics of particular categories of loans including historical loss experience in the portfolio. Additional allowance is allocated on the basis of credit risk concentrations in the portfolio and contingent obligations under off-balance sheet commercial and standby letters of credit.

     The Financial Accounting Standards Board ("FASB") has issued SFAS 114, "Accounting by Creditors for the Impairment of a Loan." The statement prescribes that a loan is impaired when principal and interest are deemed uncollectable according to the original contractual terms of the loan. Impairment is to be measured as either the expected future cash flows (discounted at each loan's effective interest rate), the fair value of the loan's collateral, or an observable market price of the loan (if one
exists).    The amount of impairment is to be reported as a part of the
Company's provision for credit losses.

     The Company has elected to adopt the SFAS 114 effective January 1, 1995. At December 31, 1994, the book value of "impaired" loans, as prescribed by the standard, totaled $12.1 million, or 2.50% of net loans at December 31, 1994. Of this total, $8.1 million, or 66.94% were "collateral-dependent". Impaired collateral-dependent loans, for which the fair market value of the collateral was less than the principal and interest due under the original contractual terms of the loan, were provided for in the Company's allowance for credit losses at December 31,
1994.   Loans totaling $4.0 million were determined to be impaired and not collateral-dependent at December 31, 1994. For these loans, approximately $683,000, or 17.08% of the aggregate principal amount of such loans, was specifically reserved for in the allowance for credit losses at December 31, 1994. In addition, these loans were supported by collateral with an appraised value of $4.5 million. Accordingly, the Company does not anticipate that the adoption of SFAS 114 for 1995 will have a material adverse effect on the financial condition or results of operations of the Company.

     Nonperforming loans increased from $13.3 million, or 2.94% of gross loans, at December 31, 1993, to $21.6 million, or 4.37% of gross loans, at December 31, 1994. Nonperforming loans include loans for which interest is no longer accruing in addition to loans that have been renegotiated from
the original contractual terms of the  loan.    The increase in
nonperforming loans for 1994 was the result of increases in renegotiated
loans.   All of these loans were paying in accordance with renegotiated terms at December 31, 1994. While the Company's management believes that the allowance was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio, no assurances can be given that future events may not result in increases in the provision for credit losses.

     Table 5 presents a comparison of net credit losses, the provision for credit losses (including adjustments incident to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 5 - Summary of Credit Loss Experience
(dollars in thousands)
                                             1994        1993        1992        1991        1990
Amount of Total Loans at End of Period     $494,088    $450,933    $381,123    $370,837    $367,849
Average Total Loans Outstanding            $466,514    $416,984    $368,452    $362,457    $361,241
Allowance for Credit Losses at
 Beginning of Period                       $  8,849    $  6,461    $  5,263    $  5,092    $  5,037
Loans Charged-Off:
 Real Estate Loans                              402         530         120         154           7
 Commercial and Industrial                      496         334         452         282         548
 Consumer Loans                                 123         154         115          42          85
    Total Loans Charged-Off                   1,021       1,018         687         478         640
Recoveries:
  Real Estate Loans                              47           0           0           0           0
  Commercial and Industrial                      92          57          94          15         101
  Consumer Loans                                 29          42          19          30          49
    Total Loans Recovered                       168          99         113          45         150
Net Loans Charged-Off                           853         919         574         433         490
Provision Charged to Operating Expense          350       1,720       1,772         604         545
Adjustments Incident to Mergers               1,125       1,587           0           0           0
Allowance for Credit Losses at End
 of period                                 $  9,471    $  8,849    $  6,461    $  5,263    $  5,092
Net Loans Charged-Off to Average
  Total Loans                                 0.18%       0.22%       0.16%       0.12%       0.14%
Net Loans Charged-Off to Total Loans
 at End of Period                             0.17%       0.20%       0.15%       0.12%       0.13%
Allowance for Credit Losses to Average
 Total Loans                                  2.03%       2.12%       1.75%       1.45%       1.41%
Allowance for Credit Lossess to Total
 Loans at End of Period                       1.92%       1.96%       1.70%       1.42%       1.38%
Net Loans Charged-Off to allowance for
 Credit Losses                                9.01%      10.39%       8.88%       8.23%       9.62%
Net Loans Charged-Off to Provision for
 Credit Losses                              243.71%      53.43%      32.39%      71.69%      89.91%

     At December 31, 1994, the allowance for credit losses was $9.5 million, representing an increase of $622,000, or 7.02%, over the allowance for credit losses of $8.8 million at December 31, 1993. As a percent of total loans at the end of each period, the allowance for credit losses decreased slightly from 1.96% at December 31, 1993, to 1.92% at December 31, 1994. The increase in the allowance for credit losses at December 31, 1994 resulted as the provision for credit losses of $350,000, plus adjustments incident to mergers of $1.1 million, exceeded net charge offs
of $853,000 for the year.   Adjustments incident to mergers represent the
allowance for credit losses allocated to the loans acquired from Western Industrial National Bank.

     Net loan charge offs totaled $853,000, $919,000, and $574,000, for the years ended December 31, 1994, 1993, and 1992, respectively. As a percent of average total loans, net loan charge offs totaled 0.18% for 1994, 0.22% for 1993, and 0.16% for 1992.

     The provision for credit losses totaled $350,000 for the year ended December 31, 1994. This represented a significant decrease from the provision for credit losses of $1.7 million, and $1.8 million, for the years ended December 31, 1993 and 1992, respectively. The decrease in the provision for credit losses for 1994 reflects a decrease in internal loan growth (loan growth net of loans purchased through acquisitions). Internal loan growth for 1994 totaled $1.4 million, compared to internal loan growth
of $35.6 million for 1993 and $23.0 million for 1992.   Loans acquired
through acquisition of approximately $46.4 million, were supported by acquired reserves of $1.1 million.

     While the Company's management believes that the allowance was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio, no assurances can be given that future events may not result in increases in the provision for credit losses. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses, and as such, the Company's management is unable to reasonably estimate the full amount of loans to be charged to the reserve in future periods.

     Table 6 provides a summary of the allocation of the allowance for
credit losses for specific loan categories at the dates indicated.   The
allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within such categories, since there is a large unallocated portion of the allowance for credit losses, and the total allowance is applicable to the entire loan portfolio.

Table 6 - Allocation of Allowance for Credit Losses
(dollars in thousands)
December 31,       1994              1993                1992           1991              1990
              Allow-   % of      Allow-   % of      Allow-   % of      Allow-   % of      Allow- % of
              ance for Category  ance for Category  ance for Category  ance for Category  ance for Category
              Credit   to Total  Credit   to Total  Credit   to Total  Credit   to Total  Credit   to Total
              Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans
Real Estate   $   88   28.7%     $   43   30.1%     $  113   27.5%     $   77   29.5%     $  128   30.1%
Commercial/
 Industrial    4,182   63.5%      3,911   62.4%      2,422   68.0%      2,587   66.8%      2,320   65.8%
Consumer          43    3.1%         41    2.8%        164    3.0%        100    3.5%        113    3.8%
Unallocated    5,158     N/A      4,854     N/A      3,762     N/A      2,499     N/A      2,531     N/A

Total         $9,471   95.3%     $8,849   95.2%     $6,461   98.5%     $5,263   99.8%     $5,092   99.7%

OTHER OPERATING INCOME

     Other operating income for the Company includes service charges and fees (primarily from deposit accounts), gains (net of losses) from the sale of investment securities, gross revenue from CTD, and other revenues not included as interest on earning assets. Other operating income decreased from $10.7 million for the year ended December 31, 1993 to $7.6 million for the year ended December 31, 1994. This represented a decrease of $3.2 million, or 29.40%. The decrease was entirely the result of gains on the sale of investment securities of $3.7 million in 1993 compared to a loss from the sale of investment securities of $128,000 for 1994. The gain for 1993 was the result of restructuring the investment portfolio in
anticipation of adopting SFAS 115.   For 1993, other operating income
increased $2.8 million, or 36.05%, from $7.9 million for the year ended December 31, 1992. The increase was entirely due to the $3.6 million increase in the gain on sale of investment securities. Other operating income for 1992 included gross revenue of $870,000 from Premier Results (Premier), a subsidiary. Premier was sold to Electronic Data Systems, Inc. in December of 1992.

     Service charges on deposit accounts increased from $5.2 million for the year ended December 31, 1993 to $5.9 million for the year ended December 31, 1994. This represented an increase of $756,000, or 14.50%. For 1993, service charges on deposit accounts increased $168,000, or 3.33%, from total service charges of $5.0 million for the year ended December 31,
1992.   The increases  reflect the increased number of deposit
relationships each year and increased service charges.

     Other income also includes total revenue from CTD, a subsidiary of the Company. Total revenue from CTD was approximately $274,000, $271,000 and $337,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $32.4 million for the year ended December 31, 1994. This represented an increase of $3.1 million, or 10.50%, from other operating expenses of $29.4 million for the year ended December 31, 1993. Other operating expenses for 1993 increased $5.9 million, or 25.34%, over other operating expenses of $23.4 million for the
year ended December 31, 1992.   The increases in other operating expenses
for both 1993 and 1994 reflected increases in assets and branch offices primarily resulting from acquisitions. Other operating expenses were also affected in 1993 and 1994 by increases in the costs associated with collection and foreclosure of troubled credits. As a percent of average assets, other operating expenses were 4.35% for 1994, compared to 4.68% for 1993, and 4.20% for 1992.

     The Company charged a provision to earnings for potential losses from the sale of other real estate owned of $2.4 million for 1994, and $2.8 million for 1993. These charges contributed substantially to the increase in other operating expenses for both 1994 and 1993. They compare with a similar provision of $100,000 for 1992. In addition, expenses associated with the foreclosure, maintenance and disposition of other real estate owned totaled $908,133 for 1994 and $1.0 million for 1993 compared to $205,768 for 1992. Other real estate owned is property acquired by the Bank through foreclosure (See LOANS). Primarily as a result of the current economic climate in Southern California, real estate values have decreased significantly over the last two years. In anticipation of a possible continuation of this declining trend in both commercial and residential real estate values, the Bank's management has provided an allowance for potential declining values of real estate .

     Salaries and related expenses increased $802,000, or 5.56%, from $14.4 million for the year ended December 31, 1993, to $15.2 million for the year ended December 31, 1994. Salaries and related expenses for 1993 increased $962,073, or 7.14%, from $13.5 million for the year ended December 31,
1992.    As a percent of average assets, total salaries and related expenses have decreased from 2.42%, to 2.30%, to 2.05% for the years ended December 31, 1992, 1993, and 1994, respectively. Full time equivalent employees increased from 243 for 1992, to 302 for 1993, to 321 for 1994. The increase in salaries and related expenses (and the increase in the number of employees) for 1993 and 1994 reflect acquisitions and the resulting new branch offices.

INCOME TAXES

     The Company's effective tax rate for 1994 was 40.80%, compared to 38.80% for 1993, and 38.80% for 1992. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. Increases in the Federal tax rate for revenues in excess of $10.0 million in 1993, and the increase in the State tax rate for 1993 and 1994, resulted in increases in the effective tax rates for 1993 and 1994.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $836.1 million at December 31, 1994. This represented an increase of $148.7 million, or 21.63%, from total assets of $687.4 million at December 31, 1993. For 1993, total assets increased $95.3 million, or 16.10%, from $592.1 million at December 31, 1992. Loan and deposit growth for 1994 and 1993 were significantly affected by acquisitions. The level of assets at December 31, 1994 included short term deposits of approximately $40.0 million. These funds are reflected in the level of demand deposits and cash and due from banks at December 31, 1994.

     Net loans increased $42.5 million, or 9.62%, from $442.1 million at year ended December 31, 1993 to $484.6 million at December 31, 1994. For 1993, net loans increased $67.4 million, or 18.00%, from $374.7 million for the year ended December 31, 1992. Asset growth was primarily funded by increased deposit growth, including deposits assumed through acquisitions. Total deposits increased from $596.0 million at December 31, 1993, to $762.6 million at December 31, 1994. While short term deposits of approximately $40.0 million are included in total deposits at December 31, 1994, the increase in average deposits for 1994 was significant. Average total deposits increased $109.0 million, or 19.54%, from an average balance of $558.1 million for 1993 to $667.1 million in average deposits for 1994.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations. Note 2 of the financial statements sets forth the distribution of the investment portfolio at December 31, 1994 and 1993.

     The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. Increases or decreases in market value compared to amortized costs net of income taxes, are adjusted
directly to the stockholders' equity.   At December 31, 1994,  securities
held as available for sale totaled $173.2 million. This represented 90.11% of total investment securities of $192.3 million at December 31, 1994.

     At December 31, 1994, gross unrealized losses on investment securities available for sale and investment securities that were transferred to held to maturity totaled $11.6 million. This represented an adjustment of 5.69%
from the amortized cost of $202.9 million at December 31, 1994.   The
unrealized loss at December 31, 1994, resulted in a net after tax adjustment to stockholders' equity of $6.6 million.

     In 1993, significant changes were made to the structure and maturities of the Company's portfolio of investment securities. These changes resulted in a gain on sales of investments of $3.7 million for the year. The restructuring was in anticipation of the adoption of SFAS 115 and the outlook for rising interest rates in 1995 and contributed to a decrease in the average yield on taxable investment securities from 6.81% for 1993, to 5.87% for 1994.

LOANS

     At December 31, 1994, the Company reported net loans of $484.6 million. This represented an increase of $42.5 million, or 9.62%, from net loans of $442.1 million at December 31, 1993. For 1993, net loans increased $67.4 million, or 18.00%, from a total of $374.7 million at December 31, 1992. Gross loans acquired through acquisitions totaled approximately $46.4 million for 1994, and approximately $39.1 million for 1993.

     Table 7 presents the distribution of the Company's loan portfolio at the dates indicated.

TABLE 7 - Distribution of Loan Portfolio by Type
(dollars in thousands)
                                               December 31,
                            1994        1993        1992        1991      1990
Commercial/Industrial     $262,494    $249,648    $260,322    $248,168  $238,533
Real Estate
  Construction              26,302      56,358      43,879      40,788    39,775
  Mortgage                 116,077      79,929      61,619      68,753    75,006
Consumer, net of
 unearned discount          15,553      12,517      11,642      13,067    13,948
Lease Finance Receivables   23,246      21,556       5,501         779     1,014
Agribusiness                52,920      32,529           0           0         0
  Gross Loans              496,592     452,537     382,963     371,555   368,276
Less:

Allowance for Credit
   Losses                    9,471       8,849       6,461       5,263     5,092
  Deferred Loan Fees         2,503       1,604       1,840         718       426
Total Net Loans           $484,618    $442,084    $374,662    $365,574  $362,758

     Table 8 provides the maturity distribution for commercial and industrial loans as well as real estate construction loans as of December 31, 1994. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 8 - Loan Maturities and Interest Rate Sensitivity
(dollars in thousands)
December 31, 1994
                                          After One
                                             But
                                Within      Within       After
                               One Year   Five Years   Five Years     Total
Types of Loans:
  Commercial and industrial(1) $ 89,518    $206,543     $60,742      $356,803
  Construction                   26,302           0           0        26,302
  Total                        $115,820    $206,543     $60,742      $383,105

Amount of Loans based upon:
  Fixed Rates                  $ 41,028    $ 80,095     $44,950      $166,073
  Floating or adjustable rates  217,032           0           0       217,032
  Total                        $258,060    $ 80,095     $44,950      $383,105

<F1> Includes approximately $94.309 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from cash flow from normal operations of the borrower, the requirement of real property as collateral is an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1994, approximately 95.00% of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

     At December 31, 1994, nonperforming assets totaled $31.4 million.
This represented an increase of $8.4 million, or 36.46%, from total nonperforming assets of $23.0 million at December 31, 1993. Nonperforming assets include nonperforming loans (see CREDIT RISK) and other real estate owned, including in substance foreclosures. The increase in nonperforming loans for 1994 was entirely attributable to renegotiated loans. Although Management believes that nonperforming loans are generally well secured and that potential losses are provided for in the Company's allowance for credit losses, there can be no assurance that continued deterioration in economic conditions or collateral values will not result in future credit losses. Table 9 provides information on nonperforming loans and other real estate owned at the dates indicated.

TABLE 9 - Non-Performing Assets
(dollars in thousands)
                                                   December 31,
                                  1994       1993      1992      1991      1990
Non-accrual loans               $12,613    $12,492   $ 6,642   $ 3,684   $ 9,164
Loans past due 90 days or more        0          0       272        85        19
Restructured loans                8,954        770     3,291     2,078       907
Other real estate owned (OREO)    9,860      9,768     8,797     3,586         0
Total non-performing
 assets                         $31,427    $23,030   $19,002   $ 9,433   $10,090
Percentage of non-performing
 assets to total loans
 outstanding & OREO               6.24%      5.00%     4.87%     2.52%     2.74%
Percentage of non-performing
 assets to total assets           3.76%      3.35%     3.21%     1.68%     1.97%

     At December 31, 1994, loans for which interest was no longer accruing totaled $12.6 million. Approximately 95.00% of loans on a nonaccrual status at December 31, 1994 were secured by real property which has a current appraisal that is less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1994, ranged between approximately 50.00% to 93.00%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     Except for nonperforming loans as set forth in Table 9, the Bank's management is not aware of any loans as of December 31, 1994 for which known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact this environment may have on the Company's loan portfolio.

     At December 31, 1994, the book value of other real estate owned totaled $9.9 million. This included two separate parcels of property acquired through foreclosure, and two loans, secured by real estate, that were performing but classified as other real estate owned. The Bank is actively marketing these properties. The Bank's management cannot predict when these properties will be sold or the terms of those sales when they occur. While the Bank's management recognizes that the Southern California real estate market continues to remain weak, the Bank has recent appraisals on each property that support the carrying costs of those properties at December 31, 1994. No assurance can be given that if Southern California real estate values continue to decrease, and the Bank cannot dispose of the properties held promptly, that further charges to earnings may not occur.

DEPOSITS

     The Company reported total deposits of $762.6 million at December 31, 1994. This represented an increase of $166.7 million, or 27.97%, from total deposits of $596.0 million at December 31, 1993. Total deposits at December 31, 1994 included approximately $40.0 million in short term demand deposits. For 1993, total deposits increased $69.0 million, or 13.10%, from $526.9 million at December 31, 1992.

     For 1994, deposits assumed through acquisitions totaled approximately $96.2 million. This represented 57.75% of the $166.7 million increase in deposits for 1994. For 1993, deposits assumed through acquisitions totaled approximately $54.3 million, or 78.70%, of the $69.0 million increase in deposits for that year.

     Average non-interest bearing demand deposits increased from $178.5 million for 1993 to $236.9 million for the year ended December 31, 1994. This represented an increase of $58.4 million, or 32.71%. Average non-interest bearing demand deposits increased $39.2 million, or 28.12%, from $139.4 million at December 31, 1992. The increases in demand deposits for 1993 and 1994 had a significant impact on the Company's net interest income.

     Table 10 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds as of December 31, 1994.

TABLE 10 - Maturity Distribution of Large Denomination Time Deposits (dollars in thousands)

December 31, 1994

3 months or less                       $40,935
Over 3 months through 6 months          13,120
Over 6 months through 12 months         11,260
Over 12 months                           2,774
  Total                                $68,089

LIQUIDITY

     Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing need of both the Bank and CVB. This includes projections of future sources and uses of funds, in addition to the maintenance of sufficient liquid reserves to provide for unanticipated events.

     For the Bank, sources of funds normally include principal payments on loans and investments, the maturity or sale of investments, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, advances under approved lines or funding of new loans, purchases and operating expenses. The Bank maintains funds as overnight federal funds sold and other short term investment securities to provide for short term liquidity needs. In addition, the Bank maintains short term unsecured lines of credit in excess of $50.0 million with correspondent banks to provide for contingent liquidity needs.

     Cash flows from operating activities, primarily representing net interest income, totaled $9.5 million for 1994, $10.6 million for 1993, and $9.5 million for 1992. Cash flows from financing activities, primarily representing increases in deposits, totaled $60.4 million for 1994, $18.1 million for 1993, and $22.2 million for 1992. Cash and cash equivalents received as a result of acquisitions totaled $22.6 million for 1994 and $13.3 million for 1993. Net cash used in investing activities, primarily purchases of investments, totaled $43.6 million for 1994, $52.4 million for 1993, and $32.0 million for 1992.

     At December 31, 1994, the Bank reported liquid assets, including cash, federal funds sold, and unpledged investment securities of $181.7 million. Liquid assets represented 21.73% of total assets at December 31, 1994.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the year ended December 31, 1994, the Bank's loan to deposit ratio averaged 69.93%, compared to an average ratio of 74.72% for 1993.

     The liquidity ratio provides another measure of the Bank's liquidity. This ratio is calculated by dividing the difference between short term liquid assets less short term volatile liabilities by the sum of loans and long term investments. This ratio measures the percent of illiquid long term assets that are being funded by short term volatile liabilities. At December 31, 1994, this ratio was 4.48%, compared to a ratio of 2.72%, at December 31, 1993.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1994, approximately $3.9 million of the Bank's equity was unrestricted and available to be paid as dividends to
CVB.   Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1994, neither the Bank nor CVB had any material commitments for capital expenditures.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. The Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases and mixes of assets in order to maintain adequate levels of capital. Total adjusted capital, stockholders' equity plus allowance for credit losses, was $71.4 million at December 31, 1994, representing an increase of $2.6 million, or 3.78%, over total adjusted capital of $68.8 million at December 31, 1993.

     Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders' equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution's capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier 1 capital divided by the most recent quarterly period's average total assets.

     The highest level for capital adequacy under the prompt corrective
action provisions is "Well Capitalized".   To qualify for this level of
capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

     For purposes of calculating capital ratios, Federal bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. The State of California includes the adjustments to stockholders' equity for purposes
of calculating capital ratios.   At December 31, 1994, the Company exceeded
all of the minimum capital ratios required to be considered well capitalized, both with and without the inclusion of the adjustment to stockholders' equity resulting from mark to market adjustments to investment securities.

     At December 31, 1994, the Company's total risk-based capital ratio was
12.06% compared to 13.10% on December 31, 1993.    The ratio of  Tier I
capital to risk weighted assets was 10.81% at December 31, 1994, compared
to a ratio of 11.80% at December 31, 1993.    At December 31, 1994, the
Company's leverage ratio was 7.53%, down from a ratio of 8.40% at December 31, 1993. The Company's leverage ratio at December 31, 1992 was 9.20%.
The Company's risk-based capital ratio and leverage ratio were affected by increases in goodwill of $9.1 million for 1994 and $2.0 million for 1993.
The increased goodwill was the result of acquisitions.   The Bank's risk-
based capital ratio, Tier I capital ratio and leverage are slightly below those of the Company at December 31, 1994. (See NOTE 12)

     During 1994, the Board of Directors of the Company declared quarterly cash dividends that totaled 32 cents per share for the full year (29 cents per share after retroactive adjustment for the ten percent stock dividend declared on December 21, 1994. After retroactive adjustment, cash dividends declared during 1994 were the same as paid for 1993. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to exceed the current minimum capital standards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CVB Financial Corp.
          Index to consolidated Financial Statements
              and Financial Statement Schedules

Consolidated Financial Statements
                                                      Page

Consolidated Balance Sheets --
  December 31, 1994 and 1993                             45
                                                        ---
Consolidated Statements of Earnings
  Year Ended December 31, 1994,
    1993 and 1992                                        46
                                                        ---
Consolidated Statements of
  Stockholders' Equity Year Ended
    December 31, 1994, 1993 and 1992                     48
                                                        ---

Consolidated Statements of Cash Flows
  for the Year Ended December 31,
    1994, 1993 and 1992                                  49
                                                        ---

Notes to Consolidated Financial Statements               52
                                                        ---


Independent Auditors' Report                             68
                                                        ---


     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

ASSETS                                       1994             1993
Federal funds sold                    $ 15,000,000     $ 15,000,000
Investment securities
 held to maturity (Notes 1 and 2)       19,018,218        9,153,916
Investment securities available
 for sale (Notes 1 and 2)              173,248,095      140,364,947
Loans and lease finance receivables,
 net (Notes 3, 4 and 5)                484,617,731      442,083,848

        Total earning assets           691,884,044      606,602,711

Cash and due from banks                 94,828,593       45,852,849
Premises and equipment, net (Note 6)    12,801,481        9,065,950
Other real estate owned (Note 5)         9,860,467        9,768,298
Deferred taxes (Note 7)                  7,956,906        3,611,374
Goodwill                                 9,139,391        2,037,150
Other assets                             9,624,467       10,469,625

TOTAL                                 $836,095,349     $687,407,957

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits (Note 8):
    Noninterest-bearing               $327,807,389     $221,552,597
    Interest-bearing                   434,816,532      374,403,704

                                       762,623,921      595,956,301

Demand note to U.S. Treasury             6,429,970       14,205,027
  Other liabilities                      5,101,530       17,289,097

          Total liabilities            774,155,421      627,450,425

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 11 and 12):
 Preferred stock-authorized, 20,000,000
 shares without par value; no shares
 issued or outstanding Common stock-
 authorized, 50,000,000 shares without
 par value; issued and outstanding,
 8,056,774 (1994) and 7,274,582 (1993)  32,437,767       20,619,439
  Retained earnings                     36,128,068       39,338,093
  Unrealized loss on investment
   securities available for sale,
   net of tax (Notes 1 and 2)           (6,625,907)

        Total stockholders' equity      61,939,928       59,957,532

TOTAL                                 $836,095,349     $687,407,957

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1994

                                              1994              1993            1992
INTEREST INCOME:
  Loans, including fees                  $ 43,155,882      $ 37,036,068    $ 34,762,460
  Investment securities:
    Taxable                                10,084,324         8,187,804       8,681,623
    Tax-advantaged                            375,525           131,424         354,587

                                           10,459,849         8,319,228       9,036,210

  Federal funds sold                          431,699           413,834         414,475

          Total interest income            54,047,430        45,769,130      44,213,145

INTEREST EXPENSE:
  Deposits (Note 8)                        10,773,128         9,657,636      11,979,025
  Other borrowings                            455,633           220,127         213,913

          Total interest expense           11,228,761         9,877,763      12,192,938

NET INTEREST INCOME BEFORE PROVISION
  FOR CREDIT LOSSES                        42,818,669        35,891,367      32,020,207

PROVISION FOR CREDIT LOSSES
 (Note 5)                                     350,000         1,720,000       1,772,109

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                        42,468,669        34,171,367      30,248,098

OTHER OPERATING INCOME:
  Service charges on deposit accounts       5,970,972         5,214,765       5,046,780
  Investment securities (loss) gains,
   net (Note 2)                              (127,815)        3,721,041         261,531
  Other                                     1,743,253         1,809,115       2,589,485

          Total other operating income      7,586,410        10,744,921       7,897,796

OTHER OPERATING EXPENSES:
  Salaries, wages and employee benefits
   (Notes 10 and 11)                       15,241,684        14,439,434      13,477,361
  Occupancy (Note 9)                        2,805,380         2,169,864       2,039,830
  Equipment                                 1,969,544         1,526,519       1,446,283
  Deposit insurance premiums                1,342,976         1,175,710       1,084,848
  Stationery and supplies                   1,556,527         1,068,657         982,332
  Professional services                     1,850,000         1,713,993       1,167,465
  Data processing                             831,049           877,542         819,765
  Promotion                                 1,494,757         1,115,182         741,972
  Other real estate owned expense
   (Note 5)                                 3,308,133         3,834,015         305,768
  Other                                     2,034,574         1,432,843       1,353,765

                                           32,434,624        29,353,759      23,419,389
-CONTINUED-

CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                                              1994              1993            1992
EARNINGS BEFORE INCOME TAXES               17,620,455        15,562,529      14,726,505

INCOME TAXES (Note 7)                       7,185,679         6,040,178       5,711,445

NET EARNINGS                             $ 10,434,776      $  9,522,351    $  9,015,060

NET EARNINGS PER COMMON SHARE            $       1.24      $       1.15    $       1.12

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1994
                                                                           Unrealized
                                                                           Loss on
                                    Common                                 Securities
                                    Shares      Common       Retained      Available
                                    Outstanding Stock        Earnings      for Sale
BALANCE, JANUARY 1, 1992            5,834,985   $ 5,636,058  $38,552,920
  Common stock issued under
  stock optionplan and deferred
  compensation agreements             145,131       477,075
  10% stock dividend, declared
  on December 16, 1992 and
  distributed on January 19,1993      597,749     5,753,334   (5,753,334)
  Tax benefit from exercise of
  certain stock options                                          294,926
  Cash dividends                                              (1,937,824)
  Net earnings                                                 9,015,060

BALANCE, DECEMBER 31, 1992          6,577,865    11,866,467   40,171,748

  Common stock issued under
   stock option and deferred
   compensation agreements             35,753       490,922
  10% stock dividend, declared
   on December 15, 1993 and
   distributed on
   January 17, 1994                   660,964     8,262,050   (8,262,050)
  Tax benefit from exercise of
   certain stock options                                          17,485
  Cash dividends                                              (2,111,441)
  Net earnings                                                 9,522,351

BALANCE, DECEMBER 31, 1993          7,274,582    20,619,439   39,338,093

  Common stock issued under stock
    option plan and deferred
    compensation agreements            50,084       470,654
  10% stock dividend, declared on
    December 21, 1994 and
    distributed on
    January 24, 1995                  732,108    11,347,674  (11,347,674)
  Tax benefit from exercise
   of certain stock options                                       46,415
  Cash dividends                                              (2,343,542)
  Net earnings                                                10,434,776
  Unrealized losses on securities
   available for sale, net of tax                                         $(6,625,907)

BALANCE, DECEMBER 31, 1994          8,056,774   $32,437,767  $36,128,068  $(6,625,907)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1994

                                                   1994          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                           $ 51,205,480  $ 45,518,868  $ 43,876,733
  Service charges and other fees
    received                                     7,714,225     7,023,880     7,636,265
  Interest paid                                (10,663,359)  (10,246,921)  (12,533,022)
  Cash paid to suppliers and employees         (31,894,127)  (25,509,643)  (23,574,465)
  Income taxes paid                             (6,818,811)   (6,145,842)   (5,935,205)

   Net cash provided by operating
      activities                                 9,543,408    10,640,342     9,470,306

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities
   available for sale                           53,296,643    63,864,087    27,648,498
  Proceeds from maturities of securities
   available for sale                           62,480,377
  Proceeds from maturities of securities
   held to maturity                              1,119,772    42,248,230    70,400,000
  Purchases of securities available
   for sale                                   (163,500,011)
  Purchases of securities held to
   maturity                                     (2,366,781) (117,560,921) (116,737,235)
  Net increase in loans                         (1,448,189)  (35,577,319)  (23,009,386)
  Loan origination fees received                 2,857,475     2,394,180     3,418,808
  Proceeds from sale of other real
   estate owned                                  4,423,508     2,374,291     6,847,215
  Proceeds from sale of premises and
   equipment                                        56,728        24,212       168,442
  Purchases of premises and equipment           (5,324,476)   (2,324,386)     (539,484)
  Consideration (paid) received in
   business combinations                        13,324,176    (5,043,323)
  Other investing activities                    (8,496,214)   (2,843,235)     (192,085)

   Net cash used in investing
    activities                                 (43,576,992)  (52,444,184)  (31,995,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in noninterest-bearing
   deposits and money market and
   savings accounts                             53,601,842    28,949,459    31,675,700
  Net increase (decrease) in time
   certificates of deposit                      16,821,858   (14,064,629)   (4,559,392)
  Net (decrease) increase in short-term
   borrowings                                   (7,792,948)    5,246,056    (3,489,421)
  Cash dividends on common stock                (2,343,542)   (2,111,441)   (1,937,824)
  Proceeds from exercise of stock
   options                                         128,829       106,173       477,075

   Net cash provided by financing
    activities                                  60,416,039    18,125,618    22,166,138

                                                                                 (continued)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1994

                                                  1994          1993            1992
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            $ 26,382,455  $(23,678,224) $   (358,783)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                             60,852,849    71,229,035    71,587,818

CASH AND CASH EQUIVALENTS BEFORE
  ACQUISITIONS                                  87,235,304    47,550,811    71,229,035

CASH AND CASH EQUIVALENTS RECEIVED
  IN ACQUISITIONS                               22,593,289    13,302,038

CASH AND CASH EQUIVALENTS, END OF YEAR        $109,828,593  $ 60,852,849  $ 71,229,035

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                $ 10,434,776  $  9,522,351  $  9,015,060
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Gain on sales of investment securities           (3,333)   (3,724,956)     (333,000)
   Loss on sales of investment securities          131,148         3,915        71,469
   Gain on sale of premises and equipment          (16,789)
   Gain on sale of other real estate owned          (6,563)       (5,967)     (445,844)
   Amortization of premiums on investment
    securities                                     336,308       710,718       738,017
   Provision for credit losses                     350,000     1,720,000     1,772,109
   Provision for losses on other real
    estate owned                                 2,400,000     2,830,000       100,000
    Accretion of deferred loan fees and
     costs                                      (1,905,470)   (1,628,527)   (1,164,459)
   Loan fees and costs deferred                 (2,624,409)   (1,328,458)   (2,262,235)
   Depreciation and amortization                 1,549,006     1,097,152     1,143,873
   Change in accrued interest receivable        (1,272,788)      667,547        90,030
   Change in accrued interest payable              565,402      (369,158)     (340,084)
   Deferred tax provision (benefit)                308,734      (944,053)     (806,201)
   Change in other assets and liabilities         (702,614)    2,089,778     1,891,571

    Total adjustments                             (891,368)    1,117,991       455,246

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                  $  9,543,408  $ 10,640,342  $  9,470,306

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES -
  Real estate acquired through foreclosure    $  6,598,432  $  5,204,093  $ 12,157,502
                                                                           (concluded)

See accompanying notes to consolidated financial statements.

CCCVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 1994




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of CVB Financial Corp. and subsidiaries are in accordance with generally accepted accounting principles and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Chino Valley Bank (the "Bank"), Community Trust Deed Services and Premier Results, Inc. (in 1992 only), after elimination of all material intercompany transactions and balances.

INVESTMENT SECURITIES - On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new standard, the Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. The Company classifies all other debt and equity securities in its investment portfolio as available for sale. The Company holds no securities required to be classified as trading securities under SFAS No. 115. Prior to adoption of SFAS No. 115, the Company classified securities as either held for investment or held for sale. Securities classified as held for investment in 1993 are presented in the accompanying consolidated balance sheet as corresponding to the held to maturity classification for 1994, and securities classified as held for sale in 1993 are presented as corresponding to the available for sale classification for 1994.

Securities held to maturity in 1994, and securities previously classified as held for investment, are accounted for at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale in 1994 are accounted for at fair value, and net unrealized gains and losses (unless other than temporary) are presented, net of income tax effects, in a separate component of stockholders' equity. Securities previously classified as held for sale were recorded at the lower of cost or market value, and unrealized losses, if any, were recorded in periodic earnings. The effect of adoption of SFAS No. 115 on January 1, 1994 was an increase in the carrying amount of available for sale securities and an increase in stockholders' equity (before considering income tax effects) of approximately $1,013,000.

Realized gains and losses on sales of securities available for sale are recognized in earnings at the time of sale and are determined on a specific identification basis.

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

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Property under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial term of the lease.

OTHER REAL ESTATE OWNED - Other real estate owned, shown net of an allowance for losses of $1,180,090 and $1,650,903 at December 31, 1994 and 1993, respectively, represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at the lower of the fair value minus estimated costs to sell or cost (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS - The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid a premium on each transaction that has been determined to be an intangible asset, in the form of goodwill. These intangible assets are being amortized over a 15-year period on a straight-line basis.

INCOME TAXES - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

EARNINGS PER COMMON SHARE - Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year plus shares issuable upon the assumed exercise of outstanding common stock options (common stock equivalents). The weighted average number of common shares outstanding and common stock equivalents was 8,373,776 (1994), 8,263,072 (1993) and 8,092,906 (1992). Earnings per
common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends.

STATEMENT OF CASH FLOWS- Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold.

RECENT ACCOUNTING PRONOUNCEMENTS - In May 1993, the FASB issued SFAS
No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," in October 1994. These statements prescribe that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral. Collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, these statements prescribe measuring impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. Finally, the impact of initially applying the statement is reported as a part of the provision for credit losses. The Company is required to adopt this standard as of January 1, 1995. The Company has determined that adoption of this standard as of December 31, 1994 would not have had a significant impact on the financial position or results of operations at that date.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements to conform to the current-year presentation.

INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and estimated fair value was obtained from an independent pricing service.

                                                    1994
                                           Gross         Gross
                                           Unrealized    Unrealized
                            Amortized      Holding       Holding         Fair
                            Cost           Gains         Losses          Value
Investment securities
  held to maturity:
  Mortgage-backed
   securities               $ 10,171,946   $     -       $   (336,636)   $  9,835,310
  Municipal bonds              8,213,760                     (608,227)      7,605,533
  Other debt securities          632,512                                      632,512

                            $ 19,018,218   $     -       $   (944,863)   $ 18,073,355
Investment securities
  available for sale:
  U.S. Treasury
    securities              $ 59,294,064   $     -       $ (1,169,168)   $ 58,124,896
  Mortgage-backed
   securities                 15,848,051                   (1,034,674)     14,813,377
  CMO/REMICs                  97,556,299                   (7,849,704)     89,706,595
  Government agency           10,632,860                     (554,733)     10,078,127
  FHLB stock                     525,100                                      525,100

                            $183,856,374   $     -       $(10,608,279)   $173,248,095

                                                    1993

                                           Gross         Gross
                                           Unrealized    Unrealized
                            Amortized      Holding       Holding         Fair
                            Cost           Gains         Losses          Value
Investment securities held
  for investment:
  Mortgage-backed
    securities              $  3,296,842   $  247,589    $     (2,431)   $  3,542,000
  Municipal bonds              5,857,074      106,926                       5,964,000

                            $  9,153,916   $  354,515    $     (2,431)   $  9,506,000
Investment securities held
  for sale:
  U.S. Treasury
    securities              $ 32,923,410   $1,343,442    $     (4,852)   $ 34,262,000
  Mortgage-backed
    securities                22,579,203       76,253         (13,456)     22,642,000
  CMO/REMICs                  69,862,334       26,886        (420,220)     69,469,000
  Government agency
    securities                15,000,000        5,000                      15,005,000

                            $140,364,947   $1,451,581    $   (438,528)   $141,378,000

A mortgage-backed security classified as held to maturity at December 31, 1994 was transferred from the available for sale portfolio in June 1994. The amortized cost set forth above represents the market price at the date of transfer, plus the proportional accretion of the loss.

The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. All are issues of U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. All CMO/REMIC securities in the Bank's investment portfolio have met or surpassed the Federal Financial Institutions Examination Council's three-part test and are not "high-risk" securities.

At December 31, 1994 and 1993, investment securities having an amortized cost of approximately $114,669,000 and $38,780,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 1994, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2019, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                           Held to Maturity             Available for Sale
                                             Weighted                          Weighted
                        Amortized   Fair     Average   Amortized     Fair      Average
                        Cost        Value    Yield     Cost          Value     Yield
Due in one year
 or less             $   80,000  $   80,000  6.20%  $ 22,532,902 $ 22,359,366  5.90%
Due after one year
 through five years     331,949     312,366  4.40     47,394,022   45,843,657  5.75
Due after five years
 through ten years    3,432,187   3,202,138  4.77
Due after ten years   5,002,136   4,643,541  5.21        525,100      525,100

                      8,846,272   8,238,045  5.01     70,452,024   68,728,123  5.79

Mortgage-backed
 securities and
 CMO/REMICs          10,171,946   9,835,310  6.27    113,404,350  104,519,972  5.75

                    $19,018,218 $18,073,355  5.72%  $183,856,374 $173,248,095  5.77%

Gross realized gains and losses on sales of investment securities were as follows:

                                         1994           1993          1992
Gross realized gains                 $   3,333       $3,724,956     $333,000

Gross realized losses                $(131,148)      $   (3,915)    $(71,469)

LOANS AND LEASE FINANCE RECEIVABLES

The Bank grants loans to its customers throughout its primary market in the San Gabriel Valley and Inland Empire areas of Southern California, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected certain borrowers' ability to repay loans. Although management believes the level of allowances for loan losses is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy and/or increases in the interest rate charged on adjustable rate loans may result in increasing loan losses that cannot be reasonably predicted at December 31, 1994.

The Bank makes loans to borrowers in a number of different industries. No industry had aggregate loan balances exceeding 10% of the December 31, 1994 or 1993 loan and lease finance receivables balance, with the exception of loans made to the agribusiness industry. At December 31, 1994, the Bank's loan portfolio included approximately $321.8 million of loans secured by commercial and residential real estate properties. At that date the Bank held approximately $182.5 million of fixed rate loans.

The following is a summary of the components of loan and lease finance receivables:

                                                  1994              1993
Commercial, financial and industrial         $262,494,137      $249,648,356
Real estate:
  Construction                                 26,301,562        56,358,172
  Mortgage                                    116,076,598        79,929,218
Loans to individuals for household, family
  and other consumer expenditures              15,552,790        12,516,627
Municipal lease finance receivables            23,246,272        21,555,980
Agribusiness                                   52,919,802        32,528,926

                                              496,591,161       452,537,279

  Allowance for credit losses (Note 5)         (9,470,736)       (8,849,442)
  Deferred net loan origination fees           (2,502,694)       (1,603,989)

                                             $484,617,731      $442,083,848

The following is a summary of certain troubled loans at December 31, 1994 and 1993:

                                                  1994              1993
Nonaccrual                                   $ 12,613,000      $ 12,492,000
Troubled debt restructurings                    8,954,000           770,000

                                             $ 21,567,000      $ 13,262,000

Interest foregone on nonaccrual loans and troubled debt restructurings outstanding during the years ended December 31, 1994, 1993 and 1992 amounted to approximately $1,363,000, $1,186,000, and $698,600, respectively.

TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

The following is an analysis of the activity of all such loans:

                                         1994          1993          1992
Outstanding balance,
  beginning of year                  $ 3,073,000   $ 3,415,000   $ 2,971,000
Credit granted, including
   renewalS                              486,000     3,088,000       802,000
Repayments                              (216,000)   (3,430,000)     (358,000)

Outstanding balance,
   end of year                       $ 3,343,000   $ 3,073,000   $ 3,415,000

ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

Activity in the allowance for credit losses was as follows:

                                         1994          1993          1992
Balance, beginning of year           $ 8,849,442   $ 6,461,345   $ 5,262,614
Provision charged to operations          350,000     1,720,000     1,772,109
Loans charged off                     (1,021,230)   (1,018,370)     (687,360)
Additions to allowance resulting
 from acquisitions                     1,124,657     1,586,995
Recoveries on loans previously
   charged off                           167,867        99,472       113,982

Balance, end of year                 $ 9,470,736   $ 8,849,442   $ 6,461,345

Activity in the allowance for other real estate owned losses was as follows:

                                          1994          1993         1992
Balance, beginning of year           $ 1,650,903   $   100,000
Provision charged to operations        2,400,000     2,830,000   $   100,000
Charge-offs of real estate owned      (2,870,813)   (1,279,097)

                                     $ 1,180,090   $ 1,650,903   $   100,000

PREMISES AND EQUIPMENT

Premises and equipment consist of:

                                         1994          1993
Land                                 $ 1,205,845   $   911,845
Bank premises                          6,060,974     3,846,426
Furniture and equipment               15,607,727    13,010,578
Leased property under capital lease      649,330       649,330

                                      23,523,876    18,418,179
Accumulated depreciation and
  amortization                       (10,722,395)   (9,352,229)

                                     $12,801,481   $ 9,065,950

INCOME TAXES

Income tax expense (benefit) comprised the following:

                                          1994           1993         1992
Current provision:
  Federal                             $ 4,995,206    $ 5,088,401  $ 4,792,091
  State                                 1,881,739      1,895,830    1,725,555

                                        6,876,945      6,984,231    6,517,646
Deferred provision (benefit):
  Federal                                 165,756       (728,828)    (601,578)
  State                                   142,978       (215,225)    (204,623)

                                          308,734       (944,053)    (806,201)

                                      $ 7,185,679    $ 6,040,178  $ 5,711,445

Income tax liability (asset) comprised the following:

                                          1994           1993
Current:
  Federal                             $     7,577    $  (348,630)
  State                                    46,938         30,332

                                           54,515       (318,298)
Deferred:
  Federal                              (6,547,639)    (2,765,334)
  State                                (1,409,267)      (846,040)

                                       (7,956,906)    (3,611,374)

                                      $(7,902,391)   $(3,929,672)

The components of the net deferred tax asset are as follows:

Federal                                   1994           1993
Deferred tax liabilities:
  Depreciation                        $   389,835    $   339,666
  Leases                                  204,023        220,959
  Other                                    65,748          9,605

Gross deferred tax liability              659,606        570,230

Deferred tax assets:
  California franchise tax                382,938        367,426
  Bad debt and credit loss deduction    2,390,997      2,390,322
  Other real estate owned reserves        413,032        577,816
  Unrealized loss on securities         3,948,060
  Other                                    72,218

Gross deferred tax asset                7,207,245      3,335,564

Net deferred tax asset - federal      $ 6,547,639    $ 2,765,334

STATE
                                          1994           1993
 Deferred tax liabilities:
  Depreciation                        $   153,601    $   128,818
  Other                                    13,823

Gross deferred tax liability              167,424        128,818

Deferred tax assets:
  Bad debt and credit loss deduction      673,418        743,848
  Other real estate owned reserves        131,073        183,366
  Unrealized loss on securities           706,205
  Other                                    65,995         47,644

Gross deferred tax asset                1,576,691        974,858

Net deferred tax asset - state        $ 1,409,267    $   846,040

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                         1994                1993               1992
                  Amount      Percent Amount     Percent Amount       Percent
Federal income
  tax at
  statutory rate  $6,167,159  35.0%   $5,342,369 34.3%   $5,007,012 34.0%
State franchise
  taxes, net of
  federal income
  tax benefit      1,316,067   7.5     1,140,830  7.3     1,069,825  7.3
Other, net          (297,547) (1.7)     (443,021)(2.8)     (365,392)(2.5)

                  $7,185,679  40.8%   $6,040,178 38.8%   $5,711,445 38.8%

DEPOSITS

Time certificates of deposit with balances of $100,000 or more amounted to approximately $68,089,000 and $45,862,000 at December 31, 1994 and 1993,
respectively. Interest expense on such deposits amounted to approximately $2,471,000 (1994), $1,804,000 (1993) and $2,044,000 (1992).

COMMITMENTS AND CONTINGENCIES

The Bank leases land and buildings under operating leases for varying periods extending to 2014, at which time the Bank can exercise options that could extend the leases to 2027. The future minimum annual rental payments required, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994, excluding property taxes and insurance, are approximately as follows:

1995                                $ 1,806,000
1996                                  1,629,000
1997                                  1,409,000
1998                                  1,019,000
1999                                  1,043,000
Succeeding years                      3,838,000

Total minimum payments required     $10,744,000

Total rental expense was approximately $1,670,000 (1994), $1,449,000 (1993) and $1,460,000 (1992).

At December 31, 1994, the Bank had commitments to extend credit of approximately $76,673,000 and obligations under letters of credit of $5,678,000. Commitments to extend credit are agreements to lend to customers provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, evaluating customers' creditworthiness individually.

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

In the ordinary course of business, the Company becomes involved in litigation. In the opinion of management and based upon discussions with legal counsel, the disposition of such litigation will not have a material effect on the Company's consolidated financial position or results of operations.


EMPLOYEE PROFIT SHARING PLAN

The Bank sponsors a profit-sharing and 401(k) plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors, and amounted to approximately $715,000 (1994), $680,000 (1993) and $639,000 (1992).

STOCK OPTION PLANS

The Company has a plan under which options to purchase shares of the Company's common stock have been and may be granted to certain officers and directors. The plan authorizes the issuance of up to 1,131,350 shares. Option prices under the plan are to be at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than ten years from the grant date. Additional options have been granted to certain officers and directors under a plan that expired during 1991. Although no more options can be granted under the expired plan, the options granted thereunder will remain outstanding until they are exercised or canceled pursuant to their terms.

At December 31, 1994, options for the purchase of 592,622 shares of the Company's common stock were outstanding, of which options to purchase 387,741 shares were exercisable at prices ranging from $2.20 to $14.09; 593,396 shares of common stock were available for the granting of future options. Status of all optioned shares is as follows:

                                       SHARES          PRICE RANGE
Outstanding at January 1, 1992          745,784      $  2.20-$10.43
Granted                                 421,562      $  6.20-$ 8.64
Exercised                              (193,170)     $  2.20-$ 6.20
Canceled                               (424,057)     $  2.20-$ 8.83

Outstanding at December 31, 1992        550,119      $  2.20-$10.43
Granted                                  67,451      $  8.99-$11.98
Exercised                               (16,641)     $  6.20-$ 9.67
Canceled                                (17,037)     $  6.20-$ 9.68

Outstanding at December 31, 1993        583,892      $  2.20-$11.98
Granted                                  49,830      $ 10.79-$14.09
Exercised                               (28,472)     $  3.20-$ 7.50
Canceled                                (12,628)     $  6.20-$11.98

Outstanding at December 31, 1994        592,622      $  2.20-$14.09

In 1994, 1993 and 1992, the Company granted to a key executive 24,200, 22,000 and 10,000 shares, respectively, of the Company's common stock in accordance with his compensation agreement. The agreement also provides for the granting of an additional 39,930 shares through 1996 for which the executive is entitled to receive stock and cash dividends.

REGULATORY MATTERS

Section 23A of the Federal Reserve Act restricts the Bank from making loans or advances to the Company and other affiliates in excess of 20% of the Bank's capital stock and surplus.

In addition, California Banking Law limits the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1994, declare and pay dividends of approximately $3,927,000 to the Company. The remaining amount of Bank equity of approximately $55,639,000 is restricted with respect to dividends and represents 93% of the Bank's equity.

As of December 31, 1994, the Company and the Bank were required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital, which consists primarily of common stock and retained earnings, less goodwill). Additionally, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3% as of December 31, 1994. The leverage ratio basically consists of Tier 1 capital divided by average total assets. Institutions experiencing or anticipating significant growth or those with high or inordinate levels of risk are expected to maintain a leverage ratio well above the minimum level, e.g., 4% or 5%. The leverage ratio operates in conjunction with the risk-based capital guidelines. The capital ratios of the Company and Bank at December 31, 1994 are as follows:

                                      Company   Bank     Minimum
1994
Risk-Based Capital Ratio:
  Tier 1                              10.8 %    10.4 %   4.0 %
  Total                               12.0 %    11.7 %   8.0 %
Leverage Ratio                         7.5 %     7.3 %   3.0 %

Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. During the year ended December 31, 1994, required reserve balances averaged approximately $13,918,000.

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS
(In thousands)
                                              1994             1993
Assets:
  Investment in Chino Valley Bank            $59,566          $59,290
  Other assets, net                            3,083              782
Total assets                                 $62,649          $60,072
Liabilities                                  $   709          $   114
Stockholders' equity                          61,940           59,958
Total liabilities and stockholders' equity   $62,649          $60,072

STATEMENTS OF EARNINGS
(In thousands, except per-share amounts)

                                               1994        1993       1992

Equity in earnings of Chino Valley Bank      $10,724     $ 9,935    $ 8,941
Other (expense) income, net                     (289)       (413)        74

Net earnings                                 $10,435     $ 9,522    $ 9,015

STATEMENTS OF CASH FLOWS
(In thousands)

                                               1994       1993       1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                               $ 10,435    $ 9,522    $ 9,015
  Adjustments to reconcile net earnings
   to cash (used in) provided by
   operating activities:
    Earnings of Chino Valley Bank             (10,724)    (9,935)    (8,941)
    Other operating activities, net            (1,088)     1,405       (599)

          Total adjustments                   (11,812)    (8,530)    (9,540)

          Net cash (used in) provided
           by operating activities             (1,377)       992       (525)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from
    Chino Valley Bank                          18,619      6,098        956
  Investment in subsidiaries                  (14,797)    (4,693)


          Net cash provided by
            investing activities                3,822      1,405        956

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock               (2,344)    (2,111)    (1,938)
  Proceeds from exercise of
     stock options                                129        106        477

          Net cash used in financing
           activities                          (2,215)    (2,005)    (1,461)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            230        392     (1,030)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                               562        170      1,200

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                $    792    $   562    $   170

QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data follows:

1994                                           Three Months Ended
                                  March 31  June 30  September 30  December 31
                                    (In thousands, except per-share amounts)

Net interest income               $9,424    $9,923     $11,644      $11,828

Provision for credit losses           50       100         200
Investment securities gains, net    (128)
Net earnings                       2,221     2,430       2,899        2,885
Earnings per common share           0.26      0.29        0.35         0.34

1993

Net interest income               $8,439    $8,791     $ 9,053      $ 9,608
Provision for credit losses          420       375         450          475
Investment securities gains, net     574     1,705       1,411           31
Net earnings                       2,171     2,316       2,490        2,545
Earnings per common share           0.26      0.28        0.30         0.31

FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1994 and 1993. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

1994
                                             Carrying           Estimated
Assets                                        Amount            Fair Value
Cash and due from banks                   $  94,828,593       $  94,828,593
Federal funds sold                           15,000,000          15,000,000
Investment securities held to maturity       19,018,218          18,073,355
Investment securities available for sale    173,248,095         173,248,095
Loans and lease finance receivables, net    484,617,731         466,828,000

Liabilities

Deposits:
  Noninterest-bearing                       327,807,389         327,807,389
  Interest-bearing                          434,816,532         434,034,000

1993

Assets
Cash and due from banks                   $  45,852,849       $  45,852,849
Federal funds sold                           15,000,000          15,000,000
Investment securities held for investment     9,153,916           9,506,000
Investment securities for sale              140,364,947         141,378,000
Loans and lease finance receivables, net    442,083,848         447,680,000

Liabilities

Deposits:
  Noninterest-bearing                       221,552,597         221,552,597
  Interest-bearing                          374,403,704         375,948,000

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

For federal funds sold and cash and due from banks, the carrying amount is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from an independent pricing service (see Notes 1 and 2).

The carrying amount of loans and lease financing receivables is their contractual amounts outstanding reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses (see Notes 1 and 3). Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans in nonaccrual status, is considered to be their estimated fair value.

The fair value of fixed rate loans, other than such loans in nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.

Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

The fair value of loans on nonaccrual status (see Note 3) has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1994 and 1993 includes the carrying amount of nonaccrual loans at each respective date.

The amounts payable to depositors for demand, savings, and money market accounts are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

ACQUISITION OF BRANCHES AND PURCHASE OF ASSETS AND LIABILITIES

The Company purchased Western Industrial National Bank (WINB) on June 24, 1994 and Fontana First National Bank (FFNB) on March 8, 1993. The Company contributed the assets and liabilities to the Bank. In addition, the Bank assumed deposits and purchased certain assets of two failed institutions, Pioneer Bank (PB), as of July 8, 1994, and Mid City Bank N.A. (MCB) as of October 21, 1993 from the Federal Deposit Insurance Corporation. The results of operations since the dates of these acquisitions are included in the accompanying consolidated statements of earnings. A summary of the significant components of these transactions are as follows:

                                    1994                       1993
                                WINB         PB          FFNB         MCB
Cash and cash equivalents $ 16,594,750 $  5,998,539 $  8,235,436 $  6,580,408
Fair value of other assets  36,375,489   17,505,877   18,622,708   25,466,359
Fair value of liabilities
 assumed                   (44,150,079) (52,925,330) (23,708,377) (79,273,984)
Goodwill                     5,976,578    1,300,000    1,893,556       50,000

Consideration paid
  (received)              $ 14,796,738 $(28,120,914)$  5,043,323 $(47,177,217)

The $79,273,984 of liabilities assumed in the Mid City Bank acquisition includes $62,695,886 of time certificates of deposit, of which $48,691,023 was withdrawn within 30 days of acquisition date and is not reflected in the consolidated statement of cash flows for 1993.

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of CVB Financial Corp.
Ontario, California:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1994 CVB Financial Corp. changed its method of accounting for certain investment securities.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Los Angeles, California

January 20, 1995

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

Financial Statements

     Reference is made to the index to Financial Statements at page 44 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 72 of this Form 10-K.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following compensation plans and arrangements are filed as exhibits to this Form 10-K: 1981 Stock Option Plan, Exhibit 10.1; Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Agreement between John Cavallucci, Chino Valley Bank and CVB Financial Corp. dated March 26, 1991 and Waiver Agreement dated October 4, 1991, Exhibit 10.18; Key Employee Stock Grant Plan, Exhibit 10.19. See Index to Exhibits at Page 72 to this Form 10-K.

REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K, on July 8, 1994 reporting under Item 2, and a Report on Form 8-K on July 21, 1994 reporting under item 5.

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

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1995.

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

Signature                Title                    Date

/s/ George A. Borba      Chairman of the Board    March 27, 1995
George A. Borba

/s/ John A. Borba        Director                 March 27, 1995
John A. Borba

/s/ Ronald O. Kruse      Director                 March 27, 1995
Ronald O. Kruse

/s/ John J. LoPorto      Director                 March 27, 1995
John J. LoPorto

/s/ Charles M. Magistro  Director                 March 27, 1995
Charles M. Magistro

/s/ John Vander Schaaf   Director                 March 27, 1995
John Vander Schaaf

/s/ Robert J. Schurheck  Chief Financial Officer  March 27, 1995
Robert J. Schurheck      (Principal Financial
                         and Accounting Officer)

/s/ D. Linn Wiley        Director, President and  March 27, 1995
D. Linn Wiley            Chief Executive Officer
                         (Principal Executive Officer)

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

10.12 Office Building Lease between Havenpointe Partners
      Ltd. and CVB Financial Corp. dated April 14, 1987
      for the Ontario Airport Office.(5)                        *

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

10.19 Key Employee Stock Grant Plan.(8)                         *

10.20 Lease by and between Allan G. Millew and William F.
      Kragness and Chino Valley Bank dated March 5, 1993
      for the Fontana Office. (9)                               *

10.21 Office Lease by and between Mulberry Properties
      and Chino Valley Bank dated October 12, 1992. (9)         *


10.22 First Amended and Restated Agreement and Plan of
      Reorganization by and between CVB Financial Corp.,
      Chino Valley Bank and Fontana First National Bank,
      dated October 8, 1992 (11)                                *

10.23 Purchase and Assumption Agreement among FDIC
      receiver of Mid City Bank, National Association, FDIC
      and Chino Valley Bank, dated October 21, 1993 (10)        *

10.24 Agreement and Plan of Reorganization by and between
      CVB Financial Corp., Chino Valley Bank and Western
      Industrial National Bank, dated November 16, 1993 (11)    *

10.24.1 Amendment No. 1 to Agreement and Plan of Reorganization
        by and between CVB Financial Corp., Chino Valley Bank
        and Western Industrial National Bank dated
        February 14, 1994. (12)                                 *

10.24.2 Amendment No. 2 to Agreement and Plan of Reorganization by and between CVB Financial Corp., Chino Valley Bank and Western Industrial National Bank dated June 23,
        1994.(12)                                               *

10.25   Lease by and between Bank of America and Chino Valley
        Bank dated October 15, 1993, for the West Arcadia
        Office.(11)                                             *

10.26   Lease be and between RCI Loring and CVB Financial Corp
        dated March 11, 1993, for the Riverside Office. (11)    *

10.27   Lease by and between 110 Wilshire Building Partners, a
        California Partnership and Chino Valley Bank dated
        October 21, 1994 for the Fullerton Office              76

22      Subsidiaries of Company. (9)                            *

23      Consent of Independent Certified Public Accountants.  116

27      Financial Data Schedule                               117

__________________________

*Not applicable.

(1) Filed as Exhibits 3.1, 10.1 and 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1989, Commission file number 1-10394, which are incorporated herein by this reference.

(2) Filed as Exhibits 3.2, 10.2 and 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-10394, which are incorporated herein by this reference.

(3) Filed as Exhibits 10.3, 10.15 and 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(4) Filed as Exhibits 10.4, 10.5, 10.6 and 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1986, Commission file number 1-10394, which are incorporated herein by this reference.

(5)     Filed as Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 to
        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission file number 1-10394, which are incorporated herein by this reference.

(6) Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (33-41318) filed with the Commission on June 21,
        1991, which is incorporated herein by this reference.

(7)     Filed as Exhibit 10.13 to Registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(8) Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (33-50442) filed with the Commission on August 1, 1992, which is incorporated herein by this reference.

(9) Filed as Exhibit 10.20, 10.21 and 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-10394, which are incorporated herein by this reference.

(10)    Filed as Exhibit 99 to the Registrant's Current Report on
        Form 8-K filed with the Commission on November 4, 1993, which is incorporated herein by this reference.

(11) Filed as Exhibit 10.22, 10.24, 10.25 and 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-10394, which are incorporated herein by this reference.

(12) Filed as Exhibit 10.24.1 and 10.24.2 to the Registrant's current report on Form 8-K filed with the Commission on July 8, 1994, which are incorporated herein by this reference.