Form 10-Q
period 1995-03-31
CVB FINANCIAL CORP
filed 1995-05-12
CIK 354647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended March 31, 1995             Commission File Number: 1-10394


                               CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


          California                                     95-3629339
(State or other jurisdiction of             (I.R.S. Employer Identification
  incorporation or organization)                         No.)

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


                                 YES  X       NO

Number of shares of common stock of the registrant: 8,068,908 outstanding as of
                                  May 8, 1995.

This Form 10-Q contains 22 pages.  Exhibit index on page 20.

                         PART I - FINANCIAL INFORMATION
                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                March  31,   December 31,
                                                   1995          1994
                                               -----------   ------------
                                               (unaudited)
ASSETS
Investment securities held-to-maturity
  (market values of $18,636 and $18,073)       $   18,794      $  19,018
Investment securities available-for-sale          200,954        173,248
Federal funds sold and interest-bearing
  deposits with other financial institutions          100         15,199
Loans and lease finance receivables,net           474,136        484,618
                                                ---------       --------
  Total earning assets                            693,984        692,083
Cash and due from banks                            69,671         94,630
Premises and equipment, net                        12,590         12,801
Other real estate owned, net                       11,609          9,860
Goodwill                                            8,979          9,139
Other assets                                       15,212         17,582
                                                ---------       --------
                                               $  812,045      $ 836,095
                                                =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest-bearing                        $  266,630      $ 327,807
    Interest-bearing                              433,960        434,817
                                                ---------       --------
                                                  700,590        762,624
  Demand note issued to U.S. Treasury               2,926          6,430
  Long-term capitalized lease                         489            494
  Federal Funds Purchased                          11,000              0
  Repurchase Agreement                             22,675              0
  Other liabilities                                 7,324          4,607
                                                ---------       --------
                                                  745,004        774,155
Stockholders' Equity:
  Preferred stock (authorized 20,000,000
    shares without par; none issued
    or outstanding)                                     0              0
  Common stock (authorized, 50,000,000 shares
   without par; issued and outstanding
   8,066,915 and 8,056,774)                         32,501        32,438
  Retained earnings                                 38,053        36,128
  Net unrealized gains(losses) on investment
   securities available-for-sale                    (3,513)       (6,626)
                                                 ---------      --------
                                                    67,041        61,940
                                                 ---------      --------
                                                 $ 812,045     $ 836,095
                                                 =========      ========

     See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share


                                                      For the Three Months
                                                         Ended March 31,
                                                        1995         1994
                                                      --------     --------
Interest income:
  Loans, including fees                             $  12,360      $ 9,591
  Investment securities:
     Taxable                                            3,251        2,092
     Tax-advantaged                                       101           72
                                                      --------     --------
                                                        3,352        2,164
  Federal funds sold and interest bearing
     deposits with other financial institutions            25           85
                                                       15,737       11,840
                                                      --------     --------
Interest expense:
  Deposits                                              3,153        2,345
  Other borrowings                                        480           71
                                                      --------     --------
                                                        3,633        2,416
                                                      --------     --------
    Net interest income                                12,104        9,424
Provision for credit losses                             1,225           50
                                                      --------     --------
    Net interest income after
       provision for credit losses                     10,879        9,374
Other operating income:
   Service charges on deposit accounts                  1,650        1,248
   (Losses) Gains on sale of investment securities          0         (128)
   Gains on sale of other real estate owned                 6            5
   Other                                                  442          328
                                                       -------     --------
                                                        2,098        1,453
Other operating expenses:
   Salaries and employee benefits                       4,251        3,576
   Deposit insurance premiums                             397          312
   Occupancy                                              790          596
   Equipment                                              518          458
   Provision for losses on other real estate owned          0          200
   Other                                                2,664        1,958
                                                       -------     --------
                                                        8,620        7,100
                                                       -------     --------
Earnings before income taxes                            4,357        3,727
Provision for income taxes                              1,816        1,506
                                                       -------     --------
    Net earnings                                     $  2,541     $  2,221
                                                       =======     ========


Earnings per common share                            $   0.30     $   0.26
                                                       =======     ========

Cash dividends per common share                      $   0.08     $   0.07
                                                       =======     ========

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                             dollar amounts in thousands

                                                     For the Three Months
                                                       Ended March 31,
                                                     1995            1994
                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                           $  14,969       $  10,813
     Service charges and other fees received         2,098           1,586
     Interest paid                                  (3,440)         (2,246)
     Cash paid to suppliers and employees           (7,627)         (8,070)
     Income taxes paid                                (205)         (1,301)
                                                  ---------       ---------
                                                     5,795             782
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities
       available for sale                                0          53,170
     Proceeds from maturities of securities
       available for sale                            5,906           8,714
     Proceeds from maturities of securities
       held to maturity                                373             412
     Purchases of securities available for sale    (28,322)        (91,950)
     Purchases of securities held to maturity         (112)         (1,184)
     Net (increase) decrease in loans                7,777          10,176
     Loan origination fees received                    448             684
     Proceeds from sale of premises and equipment       20              18
     Purchase of premises and equipment               (216)          (915)
     Other investing activities                        729          (5,612)
                                                   --------        --------
                                                   (13,397)        (26,487)
                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase(decrease)in transaction deposits    (72,828)         17,571
  Net increase(decrease) in time deposits           10,794          15,512
  Net increase(decrease) in short-term borrowings   30,167          (7,765)
  Dividends paid                                      (652)           (588)
  Exercise of stock options                             63              64
                                                   --------        --------
                                                   (32,456)         24,794
                                                   --------        --------

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS (40,058)           (911)
CASH AND CASH EQUIVALENTS, beginning of year       109,829          60,853
                                                  ---------        --------
CASH AND CASH EQUIVALENTS, March 31,             $  69,771      $   59,942
                                                  =========        ========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                          For the Three Months
                                                            Ended March 31,
                                                             1995          1994
                                                           --------   --------

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net earnings                                            $  2,541   $  2,221
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Loss (Gain) on sale of investment securities                   0         128
  Amortization of premiums on investment securities            (25)        175
  Provision for loan and OREO losses                         1,225         250
  Accretion of deferred loan fees and costs                   (449)       (612)
  Loan origination costs capitalized                          (379)       (633)
  Depreciation and amortization                                466         337
  Change in accrued interest receivable                       (294)       (590)
  Change in accrued interest payable                           193         170
  Change in other assets and liabilities                     2,517        (664)
                                                         ---------    --------
                                                             3,254      (1,439)
                                                         ---------    --------
                                                        $    5,795    $    782
                                                         =========    ========

                       CVB FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                For the three months ended March 31, 1995 and 1994

1.  Summary of Significant Accounting Policies.  See note 1 of the
Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1994 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

    The Company adopted SFAS 114 as of January 1, 1995. The adoption of the standard did not result in an impact on the financial position or results of operations at that date. As of March 31, 1995, loans for which impairment has been recognized amounted to $9,291,000. The allowance for credit losses related to those loans amounted to $1,834,000. In addition, loans for which impairment was recognized were secured by collateral with a fair market value of $7,957,000 as of March 31, 1995. The Company recognizes the change in present value as bad-debt expense in the same manner in which impairment was recognized or as a reduction in the amount of bad-debt expense that otherwise would be reported.

2. Certain reclassifications have been made in the 1994 financial information to conform to the presentation used in 1995.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1995, the Company had entered into commitments with certain customers amounting to $80.8 million compared to $76.7 million at December 31, 1994. Letters of credit at March 31, 1995 and December 31, 1994 were $5.8 million and $5.7 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1995 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1995 was 8,066,915. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 8,403,625 at March 31, 1995 and 8,296,362 at March 31, 1994. All 1994 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 21, 1994.

6. Supplemental cash flow information. During the three-month period ended March 31, 1995, loans amounting to $1.9 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the three-month period ended March 31, 1995, amounted to $108,000.

                     CVB FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Reference should be made to the financial statements included in this report and in the Company's 1994 annual report for a more complete understanding of CVB Financial Corp. and its operations.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Chino Valley Bank.

                            RESULTS OF OPERATIONS

     The Company reported net earnings of $2,541,000, or $0.30 per share, for the quarter ended March 31, 1995, compared to $2,221,000, or $0.26 per share for the same period in 1994, an increase of $320,000, or 14.39%. The annualized return on average assets during the quarter ended March 31, 1995 was 1.26%, and the annualized return on average equity was 16.02%. For the quarter ended March 31, 1994, the annualized return on average assets was 1.30% and the annualized return on average equity was 14.80%.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on loans and OREO, were $5,576,000 during the quarter ended March 31, 1995, an increase of $1,477,000 or 36.03% from $4,099,000 for the first quarter of 1994.

Net Interest Income/Net Interest Margin
  The principal component of the Company's earnings is net interest income which is the difference between interest and fees earned on loans and investments and interest paid on deposits and other borrowings. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread ("NIS") is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds.

  Net interest income increased from $9.4 million for the three months ended March 31, 1994, to $12.1 million for the three months ended March 31, 1995 an increase of $2.7 million, or 28.45%, between the two periods. The increase in net interest income was the result of increased volume of average earning assets combined with an increase in the net interest spread and the net interest margin for the three months ended March 31, 1995. The net interest margin was 6.96%, up from 6.25% for the same three month period for 1994. The net interest spread increased from 5.49% for the three months ended March 31, 1994, to 6.00% for the three months ended March 31, 1995.

  Interest income from earning assets increased due to an increase in the yield on earning assets and a greater volume of average earning assets. Interest and fee income from loans increased from $9.6 million for the three months ended March 31, 1994, to $12.4 million for the three months ended March 31, 1995, an increase of $2.8 million, or 28.88%. Interest income from investment securities increased from $2.2 million for the three months ended March 31, 1994, to $3.4 million for the three months ended March 31, 1995, an increase of $1.2 million, or 54.89%. Interest on average earning assets increased from $11.8 million for the three months ended March 31, 1994 to $15.7 million for the three months ended March 31, 1995, an increase of $3.9 million, or 32.91%

  Interest expense increased from $2.4 million for the three months ended March 31, 1994, to $3.6 million for the three months ended March 31, 1995. The increase in interest expense resulted from an increase in average deposits of $100.8 million, or 16.66%, and an increase in the cost of deposits. Average interest bearing deposits increased by $44.0 million, or 43.7% of the total increase in average deposits. The cost of average interest bearing deposits increased from 2.35% for the three months ended March 31, 1994, to 2.85% for the
three months ended March 31, 1995.    As a percentage of total deposits, demand
deposits averaged $263.0 million, or 37.3% of total deposits during the three months ended March 31, 1995, versus an average of $206.2 million, or 34.1% of total deposits during the same period last year. Consequently, increases in interest earning assets were funded by a greater percentage of demand deposits, resulting in a lesser increase in the cost of funds in relation to the increases in the yield on earning assets.

  The yield on earning assets increased from 7.85% to 9.05% for the three months ended March 31, 1994 and 1995, respectively, an increase of 120 basis points. For the same periods, the cost of interest bearing liabilities was 2.37% and 3.05%, an increase of 68 basis points. As the increase in the yield on earning assets was greater than the increase in the cost of interest bearing liabilities, the net interest spread increased from 5.49% for the three months ended March 31, 1994 to 6.00% for the three months ended March 31, 1995.

  Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 1995 and 1994. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates
(rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

  The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At March 31, 1995, the Bank's 90 days or less maturity/repricing gap was a negative $84.7 million as compared to a negative $34.4 million at December 31, 1994. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                Three-month periods ended March 31,
                                   1995                       1994
                         ------------------------      ------------------------
                          Average                       Average
ASSETS                    Balance  Interest  Rate       Balance  Interest  Rate
                         ------------------------      ------------------------

Investment Securities
  Taxable               $ 207,015    3,251   6.28%     $ 152,934   2,092   5.47%
  Tax preferenced (1)       8,161      101   6.93%         6,299      72   6.39%
Federal Funds Sold
 & Interest-bearing
 deposits with other
 financial institutions     1,761       25   5.68%        10,857      85   3.13%
Net Loans (2) (3)         480,569   12,360  10.29%       434,392   9,591   8.83%
                         -------------------------    -------------------------
Total Earnings Assets     697,506   15,737   9.05%       604,482  11,840   7.85%
Total Non-earning
  Assets                  110,654                         79,442
                         --------                       --------
Total Assets            $ 808,160                      $ 683,924
                         ========                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits         $ 262,968                      $ 206,214
Savings Deposits (4)      313,913    1,688   2.15%       302,514   1,551   2.05%
Time Deposits             128,684    1,465   4.55%        96,077     794   3.31%
                         -------------------------    -------------------------
Total Deposits            705,565    3,153   1.79%       604,805   2,345   1.55%
                         -------------------------    -------------------------
Other Borrowings           34,349      480   5.59%        10,025      71   2.83%
                         -------------------------    -------------------------
Total Interest
 -Bearing Liabilities     476,946    3,633   3.05%       408,616   2,416   2.37%
                         --------                       --------
Other Liabilities           4,787                          9,052
Stockholders' Equity       63,459                         60,042
                         --------                       --------
Total Liabilities and
 Stockholders' Equity   $ 808,160                      $ 683,924
                         ========                       ========


Net interest spread                          6.00%                        5.49%
Net interest margin                          6.96%                        6.25%


(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 1995, $517; 1994, $663.
(3) Nonperforming loans are included in net loans as follows: 1995, $11,290; 1994, $14,269.
(4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)
                                      Comparison of three-month period
                                       ended March 31, 1995 and 1994
                              Increase (decrease) in interest income or expense
                                            due to changes in
                              -------------------------------------------------
                                                           Rate/
                                       Volume     Rate     Volume    Total
                              -------------------------------------------------

Interest Income:
  Taxable investment securities     $    740   $   310   $   109   $  1,159
  Tax preferenced securities              21         6         2         29
  Fed funds sold & interest
   bearing deposits with
   other institutions                    (71)       69       (58)       (60)
  Loans                                1,019     1,582       168      2,769
                                    ----------------------------------------
Total earnings assets                  1,709     1,967       221      3,897
                                    ----------------------------------------

Interest Expense:
  Savings deposits                        58       76          3        137
  Time deposits                          269      300        102        671
  Other borrowings                       174       69        166        409
                                    -----------------------------------------
Total interest-bearing
 liabiliites                             501      445        271      1,217
                                    -----------------------------------------

Net Interest Income                 $  1,208  $ 1,522    $   (50)  $  2,680
                                    =========================================

Credit Loss Experience
  The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for loan losses was $1,225,000 for the three months ended March 31, 1995, compared to a provision of $50,000 for the three months ended March 31, 1994. Loans charged to the allowance, net of recoveries totaled $1,503,000 for the three months ended March 31, 1995, compared to $140,000 for the same period last year. At March 31, 1995, the allowance for credit losses totaled $9.2 million, or 1.90% of total loans, compared to an allowance of $8.8 million, or 2.00% of total loans, at March 31,
1994.   Nonaccrual loans have declined from $12.6 million at December 31, 1994 to $11.3 million at March 31, 1995, a decrease of $1.3 million or 10.5%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of December 31, 1994 and March 31, 1995. The Company has adopted the methods prescribed by Financial Accounting Standard 114 for calculating the net present value of specific loans determined for which the eventual collection of all principal and interest is impaired.

  While management believes that the allowance was adequate at March 31, 1995 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience             Three-months
(amounts in thousands)                                 ended March 31,
                                                  ----------------------
                                                      1995        1994
Amount of Total Loans at End of Period            $ 483,329    $ 438,655
                                                  =========    =========
Average Total Loans Outstanding                   $ 489,660    $ 442,739
                                                  =========    =========
Allowance for Credit Losses at
 Beginning of Period                              $   9,471    $   8,849
Loans Charged-Off:
  Real Estate Loans                                   1,447            0
  Commercial and Industrial                             116          144
  Consumer Loans                                          8            8
                                                  ---------    ---------
    Total Loans Charged-Off                           1,571          152
                                                  ---------    ---------

Recoveries:
  Real Estate Loans                                      18            0
  Commercial and Industrial                              44            9
  Consumer Loans                                          6            3
                                                  ---------    ---------
    Total Loans Recovered                                68           12
                                                  ---------    ---------
Net Loans Charged-Off                                 1,503          140
                                                  ---------    ---------
Provision Charged to Operating Expense                1,225           50
                                                  ---------    ---------
Adjustment Incident to Mergers                            0           24
                                                  ---------    ---------
Allowance for Credit Losses at End of period      $   9,193    $   8,783
                                                  =========    =========

Net Loans Charged-Off to Average Total Loans<F1>       1.23%        0.13%
Net Loans Charged-Off to Total Loans at
 End of Period<F1>                                     1.24%        0.13%
Allowance for Credit Losses to Average Total Loans     1.88%        1.98%
Allowance for Credit Lossess to Total Loans at
  End of Period                                        1.90%        2.00%
Net Loans Charged-Off to allowance for
  Credit Losses<F1>                                   65.40%        6.38%
Net Loans Charged-Off to Provision for
  Credit Losses                                      122.69%      280.00%

[FN]
<F1>Net Loan Charge-Off amounts are annualized.

Other Operating Income
  Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non-bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the three months ended March 31, 1995 was $2.1 million, compared to $1.6 million for the same period last year. Fees from merchant bankcard services and sublease income contributed to the increase in Other income. Other operating income for the three months ended March 31, 1994 included a loss on the sale of securities of $128,000.


Other Operating Expenses
  Other operating expenses increased from $7.1 million for the three months ended March 31, 1994 to $8.6 million for the three months ended March 31, 1995. Other operating expenses for 1994 included $200,000 as a provision for possible losses on other real estate owned (OREO). No provision was made for possible
losses on other real estate owned during the first quarter of 1995.    Such
allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future. Note 1 of the financial statements included in the Company's 1994 annual report describes the Company's accounting for OREO. Excluding provisions for possible losses on OREO, total other operating expenses for the three months ended March 31, 1995 and 1994 were $8,620,000 and $6,900,000, respectively, an increase of $1,720,000, or 24.93%.

  As a result of the acquisitions of Western Industrial National Bank on June 24, 1994 and Pioneer Bank on July 8, 1994, the Bank has increased the number of branches by three to nineteen resulting in an increase in operating expenses. Salaries and employee benefits totaled $4,251,000, for the three months ended March 31,1995, an increase of $675,000, compared to the same period last year as a result of a general increase in wages and the acquisitions. The Bank also expanded its merchant bankcard services and created a new international banking department during the first quarter of 1995. As a percent of average assets, other operating expenses have increased from 4.15% for the three months ended March 31, 1994 to 4.27% for the three months ended March 31, 1995. As a percent of total revenue, other operating expenses have declined from 53.4% to 48.3% for the same periods, respectively.


                            BALANCE SHEET ANALYSIS

  At March 31, 1995 total assets were $812.0 million, representing a decrease of $24.1 million or 2.88% from total assets of $836.1 million at December 31, 1994. Total deposits of $700.6 million at March 31, 1995, decreased $62.0 million, or 8.13%, from $762.6 million at December 31, 1994. Net loans decreased $10.5 million, or 2.16%, from $484.6 million at December 31, 1994 to $474.1 million at March 31, 1995.

Investment Securities and Debt Securities Available-for-Sale
  In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. At March 31, 1995, the Company's unrealized losses on securities-available-for sale totaled $6.0 million. The Company recorded a decrease in equity capital of $3.5 million, net of $2.5 million of applicable income taxes during the three months ended March 31, 1995. At December 31, 1994, net unrealized losses on securities available for sale totaled $6.6 million, a decrease in unrealized losses of $3.1 million, or 46.98% between the two periods. Note 1 to the financial statements in the Company's 1994 Annual Report discusses its current accounting policy.

  Table 4 sets forth investment securities held-to-maturity and available-for-sale, at March 31, 1995 and December 31, 1994.

Table 4 - Composition of Securities Portfolio
(amounts in thousands)
                                    March 31, 1995                               December 31, 1994
                         Amortized    Market   Net Unreal  Yield      Amortized    Market   Net Unreal  Yield
                         Cost         Value    ized Gain/             Cost         Value    ized Gain/
                                               (Loss)                                       (Loss)
U.S. Treasury securities
Available for Sale       $ 58,238  $  58,059  $   (179)    6.43%      $ 59,294     $ 58,125 $  (1,169)   6.19%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed
pass-through securities
Available for Sale        114,440    109,433    (5,007)    5.75%      113,404       104,520    (8,884)   5.75%
Held to Maturity            8,183      8,139       (44)    5.72%        8,385         7,997      (388)   5.72%

Other Government Agency
Securities Available
for Sale                   32,575     32,404      (171)    6.52%       10,633        10,078      (555)  4.67%

GNMA mortgage-backed
pass-through securities
Held to Maturity            1,737      1,829        92     9.33%        1,787         1,838        51   9.09%

Tax-exempt Municipal
Securities Held
to Maturity                 8,131      7,926      (205)    4.95%        8,214         7,606      (608)  4.95%

Other  securities
Available for Sale          1,058      1,058         0      N/A           525           525         0    N/A
Held to Maturity              743        743         0     7.19%          632           632         0   7.52%
                         ---------------------------------------     ----------------------------------------

                         $225,105   $219,591   $(5,514)    6.01%     $202,874      $191,321  $(11,553)  5.27%
                         =======================================     ========================================


Loan Composition and Nonperforming Assets
  Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):


   Table 5 - Distribution of Loan Portfolio by Type
                                       March 31,    December 31,
                                        1995           1994
Commercial and Industrial (1)          $256,501       $262,494
Real Estate:
     Construction                        24,450         26,302
     Mortgage                           120,348        116,077
Consumer                                 16,318         15,553
Lease finance receivables                22,319         23,246
Agribusiness                             45,826         52,920
                                       --------       --------
     Gross Loans                       $485,762       $496,592
Less:
     Allowance for credit losses          9,193          9,471
     Deferred net loan fees               2,433          2,503
                                       --------       --------
Net loans                              $474,136       $484,618
                                       ========       ========

  (1) Includes $170.6 and $173.7 million of loans for which the Company holds real property as collateral at March 31, 1995 and December 31, 1994, respectively.

  As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $32.9 million, or 4.05% of total assets, at March 31, 1995. This compares to $31.4 million, or 3.76% of total assets, at December 31, 1994, an increase of $1.5
million or 4.69 % between the two periods.   Although management believes that
nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.

  Table 6 - Nonperforming Assets

                                   March 31, 1995  December 31, 1994

Nonaccrual loans                     $11,290          $12,613
Loans past due 90 days or more
 and still accruing interest               5              -0-
Restructured loans                     9,997            8,954
Other real estate owned (OREO), net   11,609            9,860
                                     -------           -------
Total nonperforming assets           $32,901          $31,427

Percentage of nonperforming assets
   to total loans outstanding & OREO   6.65%            6.24%
Percentage of nonperforming
   assets to total assets              4.05%            3.76%


  At March 31, 1995, nonaccrual loans were $11.3 million, down from $12.6
million at December 31, 1994.   The majority of nonaccrual loans were
collateralized by real property at March 31, 1995. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings
  Total deposits decreased to $700.6 million at March 31, 1995, from $762.6
million at  December 31, 1994, a decrease of $62.0 million, or 8.13%.   Total
deposits at December 31, 1994, included approximately $40.0 million in short term demand deposits which were subsequently withdrawn. For the three months ended March 31, 1995, noninterest-bearing deposits averaged 37.27% of total deposits, compared to 34.10% for the same three month period last year. Noninterest-bearing deposits were $266.6 million and $327.8 million at March 31, 1995 and December 31, 1994, respectively. Savings deposits averaged 44.49% of total deposits during the first three months of 1995 compared to 50.02% for the first three months of 1994. Savings deposits (money market, savings and interest-bearing checking) decreased $11.6 million during the first three months of 1995. Savings deposits were $305.8 million at March 31, 1995 compared to $317.4 million at December 31, 1994. Time deposits increased by $10.8 million during the first three months of 1995. For the three months ended March 31, 1995, time deposits averaged 18.24% of total deposits, up from 15.89% during the same period in 1994.

Liquidity
  The 1994 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

  There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At March 31, 1995, the Company's loan-to-deposit ratio was 68.99% compared to 64.79% at December 31, 1994.

  Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of March 31, 1995 the ratio was a negative 10.88% as compared to a negative 4.48% at December 31, 1994. Conceptually, this shows that the Company was funding a modest 10.88% and 4.48% of its long-term, illiquid assets with large liabilities at these dates, respectively.

  Cash flows from operating activities, primarily representing net interest income, totaled $5.8 million at March 31, 1995 compared to $782,000 at March 31, 1994. Net cash used in investing activities primarily purchases of investment securities totaled $13.4 million at March 31, 1995, and $26.5 million at March 31, 1994. Cash flows from financing activities primarily representing changes in deposits and short term borrowings totaled $32.5 million at March 31, 1995 compared to $24.8 million at March 31, 1994.


Capital Resources
  The Company's equity capital was $67.0 million at March 31, 1995. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1994 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

  As of December 31, 1994, the Bank and the Company were required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0% as of December 31, 1994. At March 31, 1995, the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.

  Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1995 and December 31, 1994:

        Table 7 - Regulatory Capital Ratios

                    Required
                     Minimum       March 31, 1995         December 31, 1994
Capital Ratios        Ratios      Company     Bank       Company       Bank
- - --------------       -------      -------     ----       -------      ----
Risk-based
Capital Ratios:
   Tier I              4.00%      11.4%    11.1%           10.8%      10.4%
   Total               8.00%      12.7%    12.3%           12.0%      11.7%
Leverage Ratio         3.00%       7.7%     7.4%            7.5%       7.3%

PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings
              Not Applicable

Item 2   -    Changes in Securities
              Not Applicable

Item 3   -    Defaults upon Senior Securities
              Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5   -    Other Information
              Not Applicable

Item 6   -    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K

                   Not Applicable

                         Exhibit Index

Exhibit No.         Description                        Page

   27              Financial Data Schedule            22

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       CVB FINANCIAL CORP.
                           (Registrant)




Date:     May 12, 1995             /s/ Robert J. Schurheck
                                       Robert J. Schurheck
                                       Chief Financial Officer