Form 10-Q
period 1995-06-30
CVB FINANCIAL CORP
filed 1995-08-11
CIK 354647

FORM 10-Q

    SECURITIES AND EXCHANGE COMMISSION
           Washington, D. C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

                             or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____ to _____

For Quarter Ended June 30, 1995              Commission File Number: 1-10394


                              CVB FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


          California                                 95-3629339
(State or other jurisdiction of           (I.R.S.Employer Identification No.)
incorporation or organization)

701 North Haven Ave, Suite 350, Ontario, California     91764
     (Address of Principal Executive Offices)          (Zip Code)

(Registrant's telephone number, including area code)   (909) 980-4030


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X       NO

 Number of shares of common stock of the registrant: 8,088,908 outstanding as of August 8, 1995.


 This Form 10-Q contains 22 pages. Exhibit index on page 20.

                       PART I - FINANCIAL INFORMATION
                    CVB FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         dollar amounts in thousands

                                                  June 30,   December 31,
                                                    1995          1994
                                                  -------    ------------
                                                (unaudited)
ASSETS
Investment securities held-to-maturity
      (market values of $20,128 and $18,073)    $  19,729    $  19,018
Investment securities available-for-sale          197,113      173,248
Federal funds sold and interest-bearing
  deposits with other financial institutions        5,000       15,199
Loans and lease finance receivables, net          467,113      484,618
                                                ---------    ---------
   Total earning assets                           688,955      692,083
Cash and due from banks                            76,881       94,630
Premises and equipment, net                        12,221       12,801
Other real estate owned, net                       12,828        9,860
Goodwill                                            8,818        9,139
Other assets                                       12,967       17,582
                                                ---------    ---------
                                                $ 812,670    $ 836,095
                                                =========    =========
LIABILITIES AND STOCKHOLDERS'EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing                          $ 271,373    $ 327,807
   Interest-bearing                               434,630      434,817
                                                ---------    ---------
                                                  706,003      762,624
   Demand note issued to U.S. Treasury              9,349        6,430
   Long-term capitalized lease                        485          494
   Repurchase Agreement                            18,500            0
   Other liabilities                                6,488        4,607
                                                ---------    ---------
                                                  740,825      774,155
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
    without par; none issued or outstanding)            0            0
   Common stock (authorized, 50,000,000 shares
    without par; issued and outstanding
    8,088,908 and 8,056,774)                       32,638       32,438
   Retained earnings                               40,053       36,128
   Net unrealized gains(losses) on investment
     securities available-for-sale                   (846)      (6,626)
                                                ---------    ---------
                                                   71,845       61,940
                                                ---------    ---------
                                                  812,670    $ 836,095
                                                =========    =========
 See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                      dollar amounts in thousands, except per share
                                   For the Three Months    For the Six Months
                                      Ended June 30,          Ended June 30,
                                      1995      1994         1995       1994
                                   --------  --------     --------   --------
Interest income:
 Loans, including fees           $  12,312  $ 10,047    $  24,672    $ 19,638
 Investment securities:
  Taxable                            3,261     2,388        6,512       4,480
  Tax-advantaged                       101       102          202         174
                                   --------  --------     --------   --------
                                     3,362     2,490        6,714       4,654
 Federal funds sold and interest
  bearing deposits with other
  financial institutions                23        11           48          96
                                   --------  --------     --------   --------
                                    15,697    12,548       31,434      24,388
 Interest expense:
  Deposits                           3,488     2,529        6,641       4,874
  Other  borrowings                    566        96        1,046         168
                                   --------  --------     --------   --------
                                     4,054     2,625        7,687       5,042
                                   --------  --------     --------   --------
   Net interest income              11,643     9,923       23,747      19,346
 Provision for credit losses           350       100        1,575         150
                                   --------  --------     --------   --------
   Net interest income after
   provision for credit losses      11,293     9,823       22,172      19,196
 Other operating income:
   Service charges on deposit
   accounts                          1,689     1,437        3,338       2,685
   (Losses) Gains on sale of
   investment securities                 0         0            0        (128)
   Gains on sale of other real
   estate owned                         18         0           25           5
   Other                               501       321          943         649
                                   --------  --------     --------   --------
                                     2,208     1,758        4,306       3,211
 Other operating expenses:
   Salaries and employee benefits    4,045     3,754        8,295       7,330
   Deposit insurance premiums          397       312          795         623
   Occupancy                           759       609        1,549       1,205
   Equipment                           557       458        1,075         916
   Provision for losses on other
   real estate owned                   250       350          250         550
   Other                             2,973     2,091        5,637       4,049
                                   --------  --------     --------   --------
                                     8,981     7,574       17,601      14,673
                                   --------  --------     --------   --------
 Earnings before income taxes        4,520     4,007        8,877       7,734
 Provision for income taxes          1,873     1,577        3,689       3,083
                                   --------  --------     --------   --------
    Net  Earnings                 $  2,647 $   2,430    $   5,188    $  4,651
                                   ========  ========     ========   ========
 Earnings per common share        $   0.31 $    0.29    $    0.61    $   0.55
                                   ========  ========     ========   ========

 Cash dividends per common share  $   0.08 $    0.07    $    0.16    $   0.15
                                   ========  ========     ========   ========

See accompanying notes to the consolidated financial statements.

                  CVB FINANCIAL CORP.  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                       dollar amounts in thousands
                                                       For the Six Months
                                                          Ended June 30,
                                                      1995           1994
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITES:
     Interest received                            $  30,337      $  22,786
     Service charges and other fees received          4,305          3,339
     Interest paid                                   (7,214)        (4,866)
     Cash paid to suppliers and employees           (16,861)       (15,707)
     Income taxes paid                               (2,311)        (2,026)
                                                   ---------      ---------
                                                      8,256          3,526
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available
     for sale                                        13,517         53,369
     Proceeds from maturities of securities
     available for sale                              11,350         14,077
     Proceeds from maturities of securities
     held to maturity                                   811            942
     Purchases of securities available for sale     (38,948)       (91,996)
     Purchases of securities held to maturity        (1,445)        (2,469)
     Net (increase)decrease in loans                 11,768             58
     Loan origination fees received                   1,101          1,447
     Proceeds from sale of premises and equipment       598             39
     Purchase of premises and equipment                (865)        (2,586)
     Payment for purchase of Western Industrial
     National Bank                                        0        (14,797)
     Other investing activities                       2,704         (5,087)
                                                   ---------      ---------
                                                        591        (47,003)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase(decrease)in transaction deposits  (76,085)        19,080
     Net increase(decrease)in time deposits          19,464         12,298
     Net increase(decrease)in short-term borrowings  20,925         16,105
     Dividends paid                                  (1,299)        (1,171)
     Exercise of stock options                          200            117
                                                   ---------      ---------
                                                    (36,795)        46,429
                                                   ---------      ---------

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVILENTS  (27,948)         2,952
CASH AND CASH EQUIVALENTS, beginning of year        109,829         60,853
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION         81,881         63,805
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE
 OF WESTERN INDUSTRIAL NATIONAL BANK                      0         16,595
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, June 30,                $ 81,881     $   80,400
                                                   =========      =========

See  accompanying notes to the consolidated financial statements.

                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                      dollar amounts in thousands

                                                   For the Six Months
                                                      Ended June 30,
                                                   1995           1994
                                                --------       --------
RECONCILIATION OF NET EARNINS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
   Net earnings                                $  5,188       $  4,651
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
   Loss (Gain) on sale of investment securities       0            128
   Amortization of premiums on investment
   securities                                       (20)           175
   Provisions for loan and OREO losses            1,825            700
   Accretion of deferred loan fees and costs       (935)          (984)
   Loan origination costs capitalized              (927)        (1,271)
   Depreciation and amortization                    920            685
   Change in accrued interest receivable           (143)          (794)
   Change in accrued interest payable               473            175
   Change in other assets and liabilities         1,875             61
                                                --------       --------
                                                  3,068         (1,125)
                                                --------       --------
                                               $  8,256       $  3,526
                                                ========       ========

Supplemental Schedule of Noncash Investing and Financing Activities
   Purchase of Western Industrial National Bank:
    Cash and cash equivalents acquired                      $ ( 16,595)
    Fair value of other assets acquired                        (36,375)
    Fair value of liabilities assumed                           44,150
    Goodwill                                                    (5,977)
                                                              ---------
    Cash paid for purchase of Western Industrial
     National Bank                                          $  (14,797)
                                                              =========

See accompanying notes to the consolidated financial statements.

                    CVB FINANCIAL CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                For the six months ended June 30, 1995 and 1994

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1994 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

     The Company adopted SFAS 114 as of January 1, 1995. The adoption of the standard did not result in a material impact on the financial position or results of operations at that date. As of June 30, 1995, loans for which impairment has been recognized amounted to $9,500,000. The allowance for credit losses related to those loans amounted to $2,000,000. In addition, loans for which impairment was recognized were secured by collateral with a fair market value of $8,000,000 as of June 30, 1995. The Company recognizes the change in present value as bad-debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad-debt expense that otherwise would be reported.

2. Certain reclassifications have been made in the 1994 financial information to conform to the presentation used in 1995.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1995,the Company had entered into commitments with certain customers amounting to $87.4 million compared to $76.7 million at December 31, 1994. Letters of credit at June 30, 1995 and December 31, 1994 were $5.3 million and
     $5.7 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1995 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1995 was 8,088,908. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 8,524,795 and 8,644,633 for the six and three month periods ended June 30, 1995 and 8,411,614 and 8,525,601 for the six and three mont periods ended June 30, 1994. All 1994 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 21, 1994.

6. Supplemental cash flow information. During the six-month period ended June 30, 1995, loans amounting to $4.9 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the six-month period ended June 30, 1995, amounted to $561,000.

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

     On April 3, 1995 and June 6, 1995, the Bank filed an application with the State Banking Department and the Federal Deposit Insurance Corporation, respectively, to close one the branches at South El Monte. The Bank had two branches in South El Monte that had been acquired on June 26, 1994 from Western Industrial National Bank. The branches are located approximately one mile apart and the Bank expects to consolidate the two branches into one. As the deposit relationships have been established and the Bank maintains additional branches in the area, no reduction of goodwill appears necessary. Subject to regulatory approval, the Bank plans to close the branch during the third quarter of 1995.

     The Bank has entered into an agreement with Vineyard National Bank to purchase its Victorville office. The transaction will include approximately $4.5 million in deposits and $2.5 million in loans. Consummation of the purchase is subject to regulatory approval.

                           RESULTS OF OPERATIONS

     The Company reported net earnings of $2,647,000, or $0.31 per share, for the quarter ended June 30, 1995, compared to $2,430,000, or $0.29 per share for the same period in 1994, an increase of $217,000, or 8.93%. Net earnings for the six months ended June 30, 1995, were $5,188,000, or $0.61 per share. This represents an increase of $537,000 or 11.55% compared with earnings of $4,651,000 or $0.55 per share for the same period of 1994.

     The annualized return on average assets during the quarter ended June 30, 1995 was 1.32%, and the annualized return on average equity was 15.48%.
   For the quarter ended June 30, 1994, the annualized return on average assets was 1.39% and the annualized return on average equity was 16.19%. For the first six months of 1995, the annualized return on average assets decreased to 1.29% from 1.34% for the six months ended June 30, 1994. The annualized return on average equity increased to 15.73% for the six months ended June 30, 1995, from 15.50% for the same period last year.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on loans and OREO, were $10,677,000 during the six months ended June 30, 1995, an increase of $2,120,000 or 24.77% from $8,557,000 for the first six months of 1994.

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

     Net interest income increased from $9.9 million for the three months ended June 30, 1994, to $11.6 million for the three months ended June 30,1995 an increase of $1.7 million, or 17.33%, between the two periods. Net interest income increased from $19.3 million for the first six months of 1994 to $23.7 million for the first six months of 1995, an increase of $4.4 million, or 22.75%. The increase in net interest income for both the three month and six month periods was the result of increased volume of average earning assets combined with an increase in the yield on earnings assets. The net interest margin for the three month period ending June 30, 1995, was 6.74% up from 6.49% for the same three month period of 1994. The net interest margin was 6.85% for the first six months of 1995 up from 6.37% for the same period last year. The net interest spread was 5.62% for the three months ended June 30, 1995, compared to 5.70% for the three months ended June 30, 1994. For the six months ended June 30, 1995, and June 30, 1994, the net interest spread was 5.81% and 5.56%, respectively.

     Interest income from earning assets increased due to an increase in the yield on earning assets and a greater volume of average earning assets. Interest and fee income from loans increased from $19.6 million for the six months ended June 30, 1994, to $24.7 million for the six months ended June 30, 1995, an increase of $5.0 million, or 25.63%. Interest income from investment securities increased from $4.7 million for the six months ended June 30, 1994, to $6.7 million for the six months ended June 30, 1995, an increase of $2.0 million, or 44.26%. Interest on average earning assets increased from $24.4 million for the six months ended June 30, 1994 to $31.4 million for the six months ended June 30, 1995, an increase of $7.0 million, or 28.89%.

     Interest expense increased from $5.0 million for the six months ended June 30, 1994, to $7.7 million for the six months ended June 30, 1995. The increase in interest expense resulted from an increase in average deposits of $84.1 million, or 13.68%, and an increase in the cost of deposits. Average interest bearing deposits increased by $37.8 million, or 45.0% of the total increase in average deposits. The cost of average interest bearing deposits increased from 2.44% for the six months ended June 30, 1994, to 3.04% for the six months ended June 30, 1995. Demand deposits averaged $261.1 million, or 37.4% of total deposits during the six months ended June 30, 1995, versus an average of $214.9 million, or 35.0% of total deposits during the same period last year. As a result, increases in interest earning assets were funded by a greater percentage of demand deposits, resulting in a lesser increase in the cost of funds in relation to the increases in the yield on earning assets.

The yield on earning assets increased from 8.02% to 9.06% for the six months ended June 30, 1994 and 1995, respectively, an increase of 104 basis points. For the same periods, the cost of interest bearing liabilities was 2.46% and 3.25%, an increase of 79 basis points. As the increase in the yield on earning assets was greater than the increase in the cost of interest bearing liabilities, the net interest spread increased from 5.56% for the six months ended June 30, 1994 to 5.81% for the six months ended June 30, 1995.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1995 and 1994. Rates for taxpreferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                     Six-month periods ended June 30,
                                     1995                   1994
                               ----------------------   ----------------------
                               Average                  Average
ASSETS                         Balance Interest  Rate   Balance Interest Rate
                               ----------------------   ----------------------
Investment Securities
 Taxable                     $ 209,186    6,512  6.23%  $159,997   4,480 5.60%
 Tax preferenced (1)             8,163      202  6.93%     7,171     174 6.82%
Federal Funds Sold & Interest-
 bearing deposits with other
 financial institutions          1,668       48  5.76%     6,072      96 3.16%
Net Loans (2) (3)              476,647   24,672 10.35%   436,323  19,638 9.00%
                               -----------------------   ---------------------
Total Earnings Assets          695,664   31,434  9.06%   609,563   24,38 8.02%
Total Non-earning Assets       110,152                    82,647
                               -------                   -------
Total Assets                 $ 805,816                  $692,210
                               =======                   =======


LIABILITIES AND STOCKHOLDERS'EQUITY

Demand Deposits              $ 261,145                  $214,891
Savings Deposits (4)           306,794    3,455  2.25%   303,293   3,259 2.15%
Time Deposits                  130,468    3,186  4.88%    96,158   1,615 3.36%
                               -----------------------   ---------------------
Total Deposits                 698,407    6,641  1.90%   614,342   4,874 1.59%
                               -----------------------   ---------------------
Other Borrowings                35,903    1,046  5.83%    11,212     168 3.00%
                               -----------------------   ---------------------
Total Interest-Bearing
Liabilities                    473,165    7,687  3.25%   410,663   5,042 2.46%
Other Liabilities                5,527                     6,653
                               -------                   -------
Stockholders' Equity            65,979                    60,003
                               -------                   -------
Total Liabilities and
  Stockholders' Equity       $ 805,816                  $692,210
                               =======                   =======


Net interest spread                              5.81%                   5.56%
Net interest margin                              6.85%                   6.37%


(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 1995, $1,108; 1994, $1,159.
(3) Nonperforming loans are included in net loans as follows: 1995, $25,968; 1994, $17,414.
(4) Includes interest-bearing demand and money market accounts.

    Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interestbearing liabilities, information is provided with respect to changes attributable to
(1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

  TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest
            Expense and Net Interest Income
            (amounts in thousands)
                                      Comparison of six-month period
                                       ended June 30, 1995 and 1994
                             Increase (decrease) in interest income or expense
                                            due to changes in
                                        --------------------------------------
                                                             Rate/
                                        Volume      Rate     Volume     Total
                                        --------------------------------------
Interest Income:
 Taxable investment securities         $ 1,377    $  501     $  154   $ 2,032
 Tax preferenced securities                 25         3          0        28
 Fed funds sold & interest bearing
  deposits with other institutions         (70)       78        (56)      (48)
 Loans                                   1,815     2,947        272     5,034
                                        --------------------------------------
Total earnings assets                    3,147     3,529        370     7,046
                                        --------------------------------------

Interest Expense:
 Savings deposits                           38       156          2       196
 Time deposits                             576       733        262     1,571
 Other borrowings                          370       159        349       878
                                        --------------------------------------
Total interest-bearing liabilities         984     1,048        613     2,645
                                        --------------------------------------
Net Interest Income                    $ 2,163    $2,481     $ (243)  $ 4,401
                                        ======================================

      The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At June 30, 1995, the Bank's 90 days or less maturity/repricing gap was a negative $57.4 million as compared to a negative $34.4 million at December 31, 1994. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

Credit Loss Experience
     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1,575,000 for the six months ended June 30, 1995, compared to a provision of $150,000 for the six months ended June 30, 1994. Loans charged to the allowance, net of recoveries totaled $2,166,000 for the six months ended June 30, 1995, compared to $201,000 for the same period last year. At June 30, 1995, the allowance for credit losses totaled $8.9 million, or 1.87% of total loans, compared to an allowance of $9.9 million, or 2.06% of total loans, at
June 30, 1994.   Nonaccrual loans have declined from $12.6 million at December
31, 1994 to $10.4 million at June 30, 1995, a decrease of $2.2 million or 17.8%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of December 31, 1994 and June 30, 1995. The Company has adopted the methods prescribed by Financial Accounting Standard 114 for calculating the fair value of specific loans determined for which the eventual collection of all principal and interest is impaired.

      While management believes that the allowance was adequate at June 30, 1995 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                    Six-months
(amounts in thousands)                                        ended June 30,
                                                             1995       1994
                                                        ----------------------
Amount of Total Loans at End of Period                  $ 475,993    $ 482,396
                                                        =========    =========
Average Total Loans Outstanding                         $ 485,766    $ 444,935
                                                        =========    =========
Allowance for Credit Losses at Beginning of Period $ 9,471 $ 8,849 Loans Charged-Off:
 Real Estate Loans                                          2,107            0
 Commercial and Industrial                                    121          167
 Consumer Loans                                                20           70
                                                        ---------    ---------
  Total Loans Charged-Off                                   2,248          237
                                                        ---------    ---------

Recoveries:
 Real Estate Loans                                              0            0
 Commercial and Industrial                                     66           23
 Consumer Loans                                                16           13
                                                        ---------    ---------
  Total Loans Recovered                                        82           36
                                                        ---------    ---------
Net Loans Charged-Off                                       2,166          201
                                                        ---------    ---------
Provision Charged to Operating Expense                      1,575          150
                                                        ---------    ---------
Adjustment Incident to Mergers                                  0        1,125
                                                        ---------    ---------
Allowance for Credit Losses at End of Period            $   8,880    $   9,923
                                                        =========    =========

Net Loans Charged-Off to Average Total Loans*               0.89%        0.09%
Net Loans Charged-Off to Total Loans at End of Period*      0.91%        0.08%
Allowance for Credit Losses to Average Total Loans          1.83%        2.23%
Allowance for Credit Lossess to Total Loans at End of
 Period                                                     1.87%        2.06%
Net Loans Charged-Off to allowance for Credit Losses*      48.78%        4.05%
Net Loans Charged-Off to Provision for Credit Losses      137.52%      134.00%

* Net Loan Charge-Off amounts are annualized.


Other Operating Income
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non-bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the six months ended June 30, 1995 was $4.3 million, compared to $3.2 million for the same period last year. Fees from merchant bankcard services and sublease income contributed to the increase in Other income. Other operating income for the three months ended June 30, 1994 included a loss on the sale of securities of $128,000.

Other Operating Expenses
     Other operating expenses increased from $14.7 million for the six months ended June 30, 1994 to $17.6 million for the six months ended June 30, 1995. Other operating expenses for 1994 included $550,000 provision for possible losses on other real estate owned (OREO). A $250,000 provision was made for possible losses on other real estate owned during the first six months of 1995. Such allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future. Note 1 of the financial statements included in the Company's 1994 annual report describes the Company's accounting for OREO. Excluding provisions for possible losses on OREO, total other operating expenses for the three months ended June 30, 1995 and 1994 were $17,351,000 and $14,123,000, respectively, an increase of $3,228,000, or 22.86%.

     As a result of the acquisitions of Western Industrial National Bank on June 24, 1994 and Pioneer Bank on July 8, 1994, the Bank has increased the number of branches by three to nineteen resulting in an increase in operating expenses. Salaries and employee benefits totaled $8,295,000, for the six months ended June 30,1995, an increase of $965,000, or 13.17% compared to $7,330,000 for the same period last year as a result of a general increase in wages and the acquisitions. The Bank also expanded its merchant bankcard services and created a new international banking department during the first quarter of 1995. As a percent of average assets, other operating expenses have increased from 4.24% for the six months ended June 30, 1994 to 4.37% for the six months ended June 30, 1995. As a percent of total revenue, other operating expenses have declined from 53.2% to 49.2% for the same periods, respectively.


                            BALANCE SHEET ANALYSIS

     At June 30, 1995 total assets were $812.7 million, representing a decrease of $23.4 million or 2.80% from total assets of $836.1 million at December 31, 1994. Total deposits of $706.0 million at June 30, 1995,
decreased $56.6 million, or   7.42%, from $762.6 million at December 31,
1994. Net loans decreased $17.5 million, or 3.61%, from $484.6 million at December 31, 1994 to $467.1 million at June 30, 1995.

Investment Securities and Debt Securities Available-for-Sale
     In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. At June 30, 1995, the Company's unrealized losses on securities-available-for sale totaled $1.4 million. Net unrealized losses at June 30, 1995 totaled $846,000. At
December 31, 1994, net unrealized losses on securities available for sale totaled $6.6 million, a decrease in unrealized losses of $5.8 million, or 87.23% between the two periods. Note 1 to the financial statements in the Company's 1994 Annual Report discusses its current accounting policy.

                    Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 1995 and December 31, 1994.


Table 4 - Composition of Securities Portfolio
(amounts in thousands)

                                              June 30, 1995
                             Amortized       Market       Net         Yield
                                Cost         Value     Unrealized
                                                       Gain/(Loss)

U.S. Treasury securities
     Available for Sale      $  42,637    $  42,919    $     282      5.84%
FHLMC, FNMA CMO's, REMIC's
and mortgage-backed
pass-through securities
   Available for Sale          115,077      113,734       (1,343)     5.89%
 Held to Maturity                7,906        8,194          288      5.71%

Other Government Agency
 Securities
   Available for Sale           38,679       38,869          190      6.58%

GNMA mortgage-backed
pass-through securities
 Held to Maturity                1,620        1,731          111      9.22%

Tax-exempt Municipal
Securities
 Held to Maturity                9,381        9,381            0      5.00%

Other securities
      Available for Sale         1,591        1,591            0       N/A
      Held to Maturity             822          822            0      7.23%
                              ---------------------------------------------
                             $ 217,713    $ 217,241      $  (472)     5.94%
                              =============================================

                               December 31,1994
                             Amortized       Market          Net      Yield
                               Cost          Value       Unrealized
                                                        Gain/(Loss)

U.S. Treasury securities
     Available for Sale      $  59,294    $  58,125     $   (1,169)   6.19%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed
pass-through securities
     Available for Sale        113,404      104,520         (8,884)   5.75%
     Held to Maturity            8,385        7,997           (388)   5.72%

Other Government Agency
Securities
     Available for Sale         10,633       10,078           (555)   4.67%

GNMA mortgage-backed
pass-through securities
     Held to Maturity            1,787        1,838             51    9.09%

Tax-exempt Municipal
Securities
     Held to Maturity            8,214        7,606           (608)   4.95%

Other securities
     Available for Sale            525          525              0     N/A
     Held to Maturity              632          632              0    7.52%
                             ----------------------------------------------
                              $202,874     $191,321      $ (11,553)   5.27%
                             ==============================================

Loan Composition and Nonperforming Assets
           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):


     Table 5 - Distribution of Loan Portfolio by Type
                                   June 30,      December 31,
                                       1995              1994
Commercial and Industrial (1)      $236,879          $262,494
Real Estate:
    Construction                     22,621            26,302
    Mortgage                        132,759           116,077
Consumer                             16,780            15,553
Lease finance receivables            21,774            23,246
Agribusiness                         47,675            52,920
                                   --------      ------------
    Gross Loans                    $478,488          $496,592
Less:
    Allowance for credit losses       8,880             9,471
    Deferred net loan fees            2,495             2,503
                                   --------      ------------
Net loans                          $467,113          $484,618
                                   ========      ============

     (1) Includes $151.8 million and $173.7 million of loans for which the Company holds real property as collateral at June 30, 1995 and December 31, 1994, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $38.8 million, or 4.77% of total assets, at June 30, 1995. This compares to $31.4 million, or 3.76% of total assets, at December 31, 1994, an
increase of $7.4 million or 23.4 % between the two periods.   Although
management believes that nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.


     Table 6 - Nonperforming Assets

                                      June 30, 1995       December 31, 1994

Nonaccrual loans                            $10,364                 $12,613
Loans past due 90 days or
 more and still accruing interest                 0                     -0-
Restructured loans                           15,604                   8,954
Other real estate owned (OREO), net          12,828                   9,860
                                      -------------        ----------------
Total nonperforming assets                  $38,796                 $31,427
Percentage of nonperforming
 assets to total loans outstanding & OREO     7.94%                   6.24%
Percentage of nonperforming
 assets to total assets                       4.77%                   3.76%


     At June 30, 1995, nonaccrual loans were $10.4 million, down from $12.6 million at December 31, 1994. The majority of nonaccrual loans were collateralized by real property at June 30, 1995. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-tovalue ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%. Resturctured loans have increased from $8.9 million at December 31, 1994 to $15.6 million at June 30,1995. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings
     Total deposits decreased to $706.0 million at June 30, 1995, from $762.6
million at  December 31, 1994, a decrease of $56.6 million, or 7.42%.   Total
deposits at December 31, 1994, included approximately $40.0 million in short term demand deposits which were subsequently withdrawn. For the six months ended June 30, 1995, noninterest-bearing deposits averaged 37.39% of total deposits, compared to 34.98% for the six month period last year. Noninterest-bearing deposits were $271.4 million and $327.8 million at June 30, 1995 and December 31, 1994, respectively. Savings deposits averaged 43.93% of total deposits during the first six months of 1995 compared to 49.37% for the first six months of 1994. Savings deposits (money market, savings and interest-bearing checking) decreased $19.7 million during the first six months of 1995. Savings deposits were $297.8 million at June 30, 1995 compared to $317.4 million at December 31, 1994. Time deposits increased by $19.5 million during the first six months of 1995. For the six months ended June 30, 1995, time deposits averaged 18.68% of total deposits, up from 15.65% during the same period in 1994.

  Liquidity
     The 1994 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-todeposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At June 30, 1995, the Company's loan-to-deposit ratio was 67.42% compared to 64.79% at December 31, 1994.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of June 30, 1995 the ratio was a negative 8.64% as compared to a negative 4.48% at December 31, 1994. Conceptually, this shows that the Company was funding a modest 8.64% and 4.48% of its long-term, illiquid assets with large liabilities at these dates, respectively.

    Cash flows provided by operating activities, primarily representing net interest income, totaled $8.3 million at June 30, 1995 compared to $3.5 million at June 30, 1994. Net cash used in investing activities primarily purchases of investment securities totaled $591,000 at June 30, 1995.
For the same period last year, net cash used in investing activities decreased by $47.0 million. Cash flows from financing activities primarily representing decreases in deposits and short term borrowings totaled
$36.8 million at June 30, 1995 compared to an increase of $46.4 million at June 30, 1994.

Capital Resources
    The Company's equity capital was $71.8 million at June 30, 1995. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1994 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

    As of December 31, 1994, the Bank and the Company were required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0% as of December 31, 1994. At June 30, 1995, the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.


             Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1995 and December 31, 1994:

        Table 7 - Regulatory Capital Ratios

                     Required
                      Minimum      June 30,1995         December 31, 1994
   Capital Ratios      Ratios     Company    Bank       Company      Bank

   Risk-based
   Capital Ratios:
      Tier I            4.00%      11.9%    11.5%        10.8%       10.4%
      Total             8.00%      13.1%    12.7%        12.0%       11.7%
   Leverage Ratio       3.00%       8.0%     7.8%         7.5%        7.3%

                          PART II - OTHER INFORMATION

Item 1  -    Legal Proceedings
             Not Applicable

Item 2  -    Changes in Securities
             Not Applicable

Item 3  -    Defaults upon Senior Securities
             Not Applicable

Item 4  -    Submission of Matters to a Vote of Security Holders
             The Annual Meeting of Shareholders of CVB Financial Corp. was held May 18, 1995. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 1996 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                              Against or           Broker
                                     For       Withheld  Abstained Non-Votes

             George A. Borba       6,311,725      -0-      596,830    -0-
             John A. Borba         6,311,268      457      596,830    -0-
             Ronald O. Kruse       6,311,725      -0-      596,830    -0-
             John J. LoPorto       6,311,725      -0-      596,830    -0-
             Charles M. Magistro   6,311,725      -0-      596,830    -0-
             John Vander Schaaf    6,311,459      266      596,830    -0-
             D. Linn Wiley         6,311,360      365      596,830    -0-

             The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 1995 was ratified at the 1995 annual meeting of shareholders by the following:

                         6,883,758           shares voted for
                               110           shares voted against
                            24,687           shares abstained
                               -0-           broker non-votes

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




                              CVB FINANCIAL CORP.
                                 (Registrant)



       Date:     August 11, 1995             /s/ Robert J. Schurheck
                                                 Robert J. Schurheck
                                                 Chief Financial Officer