Form 10-Q
period 1995-09-30
CVB FINANCIAL CORP
filed 1995-11-14
CIK 354647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

For Quarter Ended September 30, 1995         Commission File Number: 1-10394

                              CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          California                                          95-3629339

(State or other jurisdiction of incorporation              (I.R.S. Employer
                or organization                           Identification No.)

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

                                YES  X       NO

Number of shares of common stock of the registrant: 8,113,149 outstanding as of
                               November 7, 1995.

 This Form 10-Q contains 85 pages.  Exhibit index on page 23.

                PART I - FINANCIAL INFORMATION

              CVB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 DOLLAR AMOUNTS IN THOUSANDS
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1995            1994
                                                  (UNAUDITED)
ASSETS
Investment securities held-to-maturity
  (market values of $24,832 and $18,073)        $      24,570    $    19,018
Investment securities available-for-sale              217,150        173,248
Federal funds sold and interest-bearing
  deposits with other financial institutions            5,000         15,199
Loans and lease finance receivalbles, net             476,381        484,618
                                                -------------    -----------
  Total earning assets                          $     723,101    $   692,083
Cash and due from banks                                88,760         94,630
Premises and equipment, net                            12,210         12,801
Other real estate owned, net                           11,699          9,860
Goodwill                                                8,657          9,139
Other assets                                           11,366         17,582
                                                -------------    -----------
                                                $     855,793   $    836,095
                                                =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing                          $     282,123   $    327,807
   Interest-bearing                                   456,393        434,817
                                                -------------   ------------
                                                      738,516        762,624
   Demand note issued to U.S. Treasury                  9,425          6,430
   Long-term capitalized lease                            480            494
   Repurchase Agreement                                25,737              0
   Other liabilities                                    7,301          4,607
                                                -------------   ------------
                                                      781,459        774,155
 Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
     without par; none issued or outstanding)               0              0
   Common stock (authorized, 50,000,000 shares
     without par; issued and outstanding
     8,102,617 and 8,056,774)                          32,812         32,438
   Retained earnings                                   42,390         36,128
   Net unrealized losses on investment
     securities available-for-sale                       (868)        (6,626)
                                                --------------   ------------
                                                       74,334         61,940
                                                --------------   ------------
                                                $     855,793    $   836,095
                                                ==============   ============
  See accompanying notes to the consolidated financial statements.
                CVB FINANCIAL CORP.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)
            DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                     FOR THE THREE MONTHS FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                          1995      1994      1995      1994
Interest income:
 Loans, including fees                 $ 12,368  $ 11,696   $ 37,040  $ 31,334
 Investment securities:
  Taxable                                 3,351     2,738      9,864     7,218
  Tax-advantaged                            167        99        369       273
                                       --------  --------   --------  --------
                                          3,518     2,837     10,233     7,491
 Federal funds sold and interest
  bearing deposits with other financial
  institutions                               98       245        145       341
                                       --------  --------   --------  --------
                                         15,984    14,778     47,418    39,166
Interest expense:
  Deposits                                3,706     2,927     10,347     7,801
  Other borrowings                          408       207      1,454       375
                                       --------  --------   --------  --------
                                          4,114     3,134     11,801     8,176
                                       --------  --------   --------  --------
  Net interest income                    11,870    11,644     35,617    30,990
Provision for credit losses                   0       200      1,575       350
                                       --------  --------   --------  --------
  Net interest income after
   provision for credit losses           11,870    11,444     34,042    30,640
Other operating income:
  Service charges on deposit accounts     1,704     1,675      5,043     4,360
  (Losses) Gains on sale of investment
  securities                                  0         0          0     (128)
  Gains on sale of other real owned          92       (11)       117       (6)
  Other                                     443       510      1,385    1,159
                                       --------  --------   --------  --------
                                          2,239     2,174      6,545    5,385
Other operating expenses:
  Salaries and employee benefits          4,065     4,231     12,360   11,561
  Deposit insurance premiums                (49)      360        745      983
  Occupancy                                 767       829      2,317    2,033
  Equipment                                 591       513      1,666    1,429
  Provision for losses on other
  real estate owned                       1,125       500      1,375    1,050
  Other                                   2,481     2,155      8,118    6,205
                                       --------  --------   --------  --------
                                          8,980     8,588     26,581   23,261
                                       --------  --------   --------  --------
Earnings before income taxes              5,129     5,030     14,006   12,764
Provision for income taxes                2,145     2,131      5,833    5,214
                                       --------  --------   --------  --------
  Net earnings                         $  2,984  $  2,899   $  8,173  $ 7,550
                                       ========  ========   ========  ========

Earnings per common share              $   0.35  $   0.35   $   0.96  $  0.90
                                       ========  ========   ========  ========

Cash dividends per common share        $   0.08  $   0.07   $   0.24  $  0.22

See accompanying notes to the consolidated financial statements.

               CVB FINANCIAL CORP.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                    DOLLAR AMOUNTS IN THOUSANDS
                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                 $  46,338    $  36,757
     Service charges and other fees received               6,544        5,513
     Interest paid                                       (10,873)      (7,876)
     Cash paid to suppliers and employees                (23,817)     (23,464)
     Income taxes paid                                    (4,972)      (3,676)
                                                       ----------   ----------
                                                          13,220        7,254
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities
      available for sale                                  13,517       51,312
     Proceeds from maturities of securities
      available for sale                                  17,908       55,489
     Proceeds from maturities of securities
      held to maturity                                     1,255        1,114
     Purchases of securities available for sale          (65,625)    (156,461)
     Purchases of securities held to maturity             (6,691)      (2,513)
     Net decrease in loans                                 2,500        7,809
     Loan origination fees received                        1,101        2,315
     Proceeds from sale of premises and equipment            586           30
     Purchase of premises and equipment                   (1,351)      (4,545)
     Payment for purchase of Western Industrial
      National Bank                                            0      (14,797)
     Cash received for purchase of Pioneer Bank                0       26,619
     Other investing activities                            7,453       (7,851)
                                                        ---------   ----------
                                                         (29,347)     (41,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in transaction deposits                (59,273)       6,906
     Net increase in time deposits                        35,166       23,870
     Net increase(decrease) in short-term borrowings      25,738       (5,342)
     Dividends paid                                       (1,947)      (1,758)
     Exercise of stock options                               374          466
                                                        ---------   ----------
                                                              58       24,142
                                                        ---------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (16,069)     (10,083)
CASH AND CASH EQUIVALENTS, beginning of year             109,829       60,853
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION              93,760       50,770
CASH AND CASH EQUIVALENTS RECEIVED IN THE
PURCHASE OF WESTERN INDUSTRIAL NATIONAL BANK                   0       16,595
CASH AND CASH EQUIVALENTS RECEIVED IN THE
PURCHASE OF PIONEER BANK                                       0        5,999
                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, September 30,               $  93,760   $   73,364
                                                       =========   ==========
See accompanying notes to the consolidated financial statements.

               CVB FINANCIAL CORP.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                    DOLLAR AMOUNTS IN THOUSANDS
                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                             1995      1994
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
     Net earnings                                         $   8,173  $  7,550
     Adjustments to reconcile net earnings to net cash
      provided by operating activities:
     Loss on sale of investment securities                        0       128
     Amortization of premiums on investment securities          (20)      277
     Provisions for loan and OREO losses                      2,950     1,400
     Accretion of deferred loan fees and costs                 (934)   (1,443)
     Loan origination costs capitalized                        (927)   (2,098)
     Depreciation and amortization                            1,414     1,098
     Change in accrued interest receivable                     (126)   (1,243)
     Change in accrued interest payable                         928       300
     Change in other assets and liabilities                   1,762     1,285
                                                           ---------  --------
                                                              5,047      (296)
                                                           ---------  --------
                                                          $  13,220  $  7,254
                                                           =========  ========
Supplemental Schedule of Noncash Investing and Financing Activities
     Purchase of Western Industrial National Bank:
      Cash and cash equivalents acquired                             $(16,595)
      Fair value of other assets acquired                             (36,375)
      Fair value of liabilities assumed                                44,150
      Goodwill                                                         (5,977)
                                                                     ---------
      Cash paid for purchase of Western Industrial National Bank
                                                                      (14,797)
                                                                     =========
Supplemental Schedule of Noncash Investing and Financing Activities
    Purchase of Pioneer Bank:
      Cash and cash equivalents acquired                             $ (5,999)
      Fair value of other assets acquired                             (19,007)
      Fair value of liabilities assumed                                52,925
      Goodwill                                                         (1,300)
                                                                     ---------
 Cash received for purchase of Pioneer Bank                          $ 26,619
                                                                     =========
See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 1995 and 1994

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1994 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized straight line over 15 years.

     The Company adopted SFAS 114 as of January 1, 1995. The adoption of the standard did not result in a material impact on the financial position or results of operations at that date. As of September 30, 1995, loans for which impairment has been recognized amounted to $8,384,000. The allowance for credit losses related to those loans amounted to $1,349,000. In addition, loans for which impairment was recognized were secured by collateral with a fair market value of $8,511,000 as of September 30, 1995. The Company recognizes the change in present value as bad-debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad-debt expense that otherwise would be reported.

2. Certain reclassifications have been made in the 1994 financial information to conform to the presentation used in 1995.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1995, the Company had entered into commitments with certain customers amounting to $92.3 million compared to $76.7 million at December 31, 1994. Letters of credit at September 30, 1995 and December 31, 1994 were $5.6 million and $5.7 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1995 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1995 was 8,102,617. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 8,518,279 and 8,505,459 for the nine and three month periods ended September 30, 1995 and 8,393,277 and 8,357,202 for nine and three month periods ended September 30, 1994. All 1994 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 21, 1994.

6. Supplemental cash flow information. During the nine-month period ended September 30, 1995, loans amounting to $5.7 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the nine-month period ended September 30, 1995, amounted to $1.4 million.

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

     On November 1, 1995, the Bank, CVB and Citizens Commercial Trust and Savings Bank of Pasadena, California, ("Citizens"), executed a definitive agreement and plan of reorganization pursuant to which the Bank will acquire Citizens Commercial Trust and Savings Bank by merger. The definitive agreement provides that the shareholders of Citizens Commercial Trust and Savings Bank will receive $18,000,000, plus accrued net earnings, subject to adjustments, for the period from October 1, 1995 until the acquisition is consummated. The transaction, which is subject to regulatory and Citizens' shareholders approval, is expected to be completed during the second quarter of 1996. The Bank will use cash on hand to consummate the acquisition. Citizens Commercial Trust and Savings Bank had total assets of $123,228,000, deposits of $104,694,000, loans of $61,237,000 and shareholders' equity of $15,184,000 as of September 30, 1995.

     On October 23, 1995, the Bank acquired the Victorville office of Vineyard National Bank. The transaction included approximately $4.1 million in deposits and $1.0 million in loans.

     On April 3, 1995 and June 6, 1995, the Bank filed applications with the State Banking Department and the Federal Deposit Insurance Corporation, respectively, to close the branch at 10602 Rush Street, El Monte. The Bank had two branches in El Monte that had been acquired on June 24, 1994 from Western Industrial National Bank. The branches were located approximately one mile apart. As the deposit relationships have been established and the Bank maintains additional branches in the area, no reduction in goodwill appears necessary. After regulatory approval, the Bank closed the branch on August 11, 1995.

                                RESULTS OF OPERATIONS

     The Company reported net earnings of $2,984,000, or $0.35 per share, for the quarter ended September 30, 1995, compared to $2,899,000, or $0.35 per share for the same period in 1994, an increase of $85,000, or 2.93%. Net earnings for the nine months ended September 30, 1995, were $8,173,000, or $0.96 per share. This represents an increase of $623,000 or 8.25% compared with earnings of $7,550,000 or $0.90 per share for the same period of 1994.

     The annualized return on average assets during the quarter ended September 30, 1995 was 1.46%, and the annualized return on average equity was 15.99%. For the quarter ended September 30, 1994, the annualized return on average assets was 1.47% and the annualized return on average equity was 18.93%. For the first nine months of 1995, the annualized return on average assets decreased to 1.35% from 1.39% for the nine months ended September 30, 1994. The annualized return on average equity decreased to 15.77% for the nine months ended September 30, 1995, from 16.60% for the same period last year.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO and provisions for losses on loans and OREO, were $16,839,000 during the nine months ended September 30, 1995, an increase of $2,541,000 or 17.78% from $14,298,000 for the first nine months of 1994.

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

              Net interest income increased from $11.6 million for the three months ended September 30, 1994, to $11.9 million for the three months ended September 30, 1995 an increase of $226,000, or 1.94%, between the two periods. Net interest income increased from $31.0 million for the first nine months of 1994 to $35.6 million for the first nine months of 1995, an increase of $4.6 million, or 14.93%. The increase in net interest income for both the three month and nine month periods was the result of increased volume of average earning assets combined with an increase in the yield on earnings assets. The net interest margin for the three month period ending September 30, 1995, was 6.76%, down from 6.84% for the same three month period of 1994. The net interest margin was 6.82% for the first nine months of 1995 up from 6.54% for the same period last year. The net interest spread was 5.56% for the three months ended September 30, 1995, compared to 5.97% for the three months ended September 30, 1994. For the nine months ended September 30, 1995, and September 30, 1994, the net interest spread remained at 5.73%.

      Interest income from earning assets increased due to an increase in the yield on earning assets and a greater volume of average earning assets.
Interest and fee income from loans increased from $31.3 million for the nine months ended September 30, 1994, to $37.0 million for the nine months ended September 30, 1995, an increase of $5.7 million, or 18.21%. Interest income from investment securities increased from $7.5 million for the nine months ended September 30, 1994, to $10.2 million for the nine months ended September 30, 1995, an increase of $2.7 million, or 36.60%. Total interest income increased from $39.2 million for the nine months ended September 30, 1994 to $47.4 million for the nine months ended September 30, 1995, an increase of $8.3 million, or 21.07%.

     Interest expense increased from $8.2 million for the nine months ended September 30, 1994, to $11.8 million for the nine months ended September 30, 1995. The increase in interest expense resulted from an increase in average deposits of $53.4 million, or 8.25%, and an increase in the cost of deposits. Average interest bearing deposits increased by $16.1 million, or 30.2% of the total increase in average deposits. The cost of average interest bearing deposits increased from 2.47% for the nine months ended September 30, 1994, to 3.16% for the nine months ended September 30, 1995. Demand deposits averaged $263.5 million, or 37.63% of total deposits during the nine months ended September 30, 1995, versus an average of $226.3 million, or 34.98% of total deposits during the same period last year. As a result, increases in interest earning assets were funded by a greater percentage of demand deposits, resulting in a lesser increase in the cost of funds in relation to the increases in the yield on earning assets.

     The yield on average earning assets increased from 8.25% to 9.07% for the nine months ended September 30, 1994 and 1995, respectively, an increase of 82 basis points. For the same periods, the cost of interest bearing liabilities was 2.52% and 3.34%, an increase of 82 basis points. As the increase in the yield on earning assets was the same as the increase in the cost of interest bearing liabilities, the net interest spread remained the same at the end of both periods.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1995 and 1994. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume(change in volume multiplied by initial rate),(2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

            The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At September 30, 1995, the Bank's 90 days or less maturity/repricing gap was a negative $84.5 million as compared to a negative $34.4 million at December 31, 1994. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rate environment, gap analysis is only a general indicator of interest rate sensitivity.

TABLE 1 - DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
          INTEREST RATES AND INTEREST DIFFERENTIALS
(dollars in thousands)
                                  NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                                       1995                      1994
                             Average                    Average
ASSETS                       Balance  Interest  Rate    Balance  Interest Rate
Investment Securities
 Taxable                    $ 210,707   9,864  6.24%  $ 165,398    7,218  5.82%
 Tax preferenced (1)            9,848     369  7.00%      7,520      273  6.80%
Federal Funds Sold &
 Interest-bearing deposits
 with other financial
 institutions                   3,370     145  5.74%     11,414      341  3.98%
Net Loans (2) (3)             475,260  37,040 10.39%    450,173   31,334  9.28%
                            ------------------------  -------------------------
Total Earnings Assets         699,185  47,418  9.07%    634,505   39,166  8.25%
Total Non-earning Assets      110,043                    89,806
                            ---------                 ---------
Total Assets                $ 809,228                 $ 724,311
                            =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits             $ 263,507                 $ 226,251
Savings Deposits (4)          303,604   5,250  2.31%    316,150    5,085  2.41%
Time Deposits                 133,133   5,097  5.10%    104,475    2,716  3.47%
                            ------------------------  -------------------------
Total Deposits                700,244  10,347  1.97%    646,876    7,801  1.61%
                            ------------------------  -------------------------
Other Borrowings               33,738   1,454  5.75%     10,771      375  4.64%
                            ------------------------  -------------------------
Total Interest-Bearing
Liabilities                   470,475  11,801  3.34%    431,396    8,176  2.52%
                            ---------                 ----------
Other Liabilities               6,143                     6,014
Stockholders' Equity           69,103                    60,650
                            ---------                 ----------
Total Liabilities and
 Stockholder's Equity       $ 809,228                 $ 724,311
                           ==========                 ==========

Net interest spread                            5.73%                      5.73%
Net interest margin                            6.82%                      6.54%

(1) Yields are calculated on a taxabble equialent basis.
(2) Loan fees are included in total interest income as follows: 1995, $1,644; 1994, $1,660.
(3) Nonperforming loans are included in net loans as follows: 1995, $38,581; 1994, $31,708.
(4) Includes interest-bearing demand and money market accounts.

TABLE 2 - RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST INCOME,
          INTEREST EXPENSE AND NET INTEREST INCOME
(amounts in thousands)
                                         Comparison of nine-month period
                                       ended September 30, 1995 and 1994
                             Increase (decrease) in interest income or expense
                                               due to changes in
                                                            Rate/
                                    Volume      Rate      Volume       Total
Interest Income:
  Taxable investment securities     $ 1,977   $  525    $    144      $ 2,646
  Tax preferenced securities             85        8           3           96
  Fed funds sold & interest bearing
   deposits with other institutions    (241)     152        (107)        (196)
  Loans                               1,746    3,751         209        5,706
                                    ------------------------------------------
Total earnings assets                 3,567    4,436         249        8,252
                                    ------------------------------------------
Interest Expense:
  Savings deposits                     (202)     382         (15)         165
  Time deposits                         746    1,283         352        2,381
  Other borrowings                      799       89         191        1,079
                                    ------------------------------------------
Total interest-bearing liabilites     1,343    1,754         528        3,625
                                    ------------------------------------------
Net Interest Income                 $ 2,224   $2,682     $  (279)       4,627
                                    ==========================================

CREDIT LOSS EXPERIENCE

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1,575,000 for the nine months ended September 30,1995, compared to a provision of $350,000 for the nine months ended September 30,1994. Loans charged to the allowance, net of recoveries totaled $2,470,000 for the nine months ended September 30, 1995, compared to $669,000 for the same period last year. For the three months ended September 30, 1994, the provision for loan losses totaled $200,000. No provision was made to the allowance for loan losses during the same period in 1995. Loans charged to the allowance, net of recoveries, totaled $468,000 and $304,000 for the three months ended September 30, 1994 and 1995, respectively.

     At September 30, 1995, the allowance for credit losses totaled $8.6 million, or 1.77% of total loans, compared to an allowance of $9.7 million, or 1.98% of total loans, at September 30, 1994. Nonaccrual loans have increased from $12.6 million at December 31, 1994 to $14.1 million at September 30, 1995, an increase of $1.4 million or 11.43%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of December 31, 1994 and September 30, 1995. The Company has adopted the methods prescribed by Financial Accounting Standard 114 for calculating the fair value of specific loans determined for which the eventual collection of all principal and interest is impaired.

      While management believes that the allowance was adequate at September 30, 1995 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - SUMMARY OF CREDIT LOSS EXPERIENCE                  Nine-months
(amounts in thousands)                                   ended September 30,
                                                          1995        1994
Amount of Total Loans at End of Period                 $ 484,957   $ 488,393
                                                       =========   =========
Average Total Loans Outstanding                        $ 484,226   $ 459,183
                                                       =========   =========
Allowance for Credit Losses at Beginning of Period $ 9,471 $ 8,849 Loans Charged-Off:
 Real Estate Loans                                         2,167         261
 Commercial and Industrial                                   280         370
 Consumer Loans                                              152         102
                                                       ---------   ---------
  Total Loans Charged-Off                                  2,599         733

Recoveries:
 Real Estate Loans                                             0           0
 Commercial and Industrial                                    88          39
 Consumer Loans                                               41          25
                                                       ---------   ---------
  Total Loans Recovered                                      129          64
Net Loans Charged-Off                                  ---------   ---------
                                                           2,470         669
                                                       ---------   ---------
Provision Charged to Operating Expense                     1,575         350
                                                       ---------   ---------
Adjustment Incident to Mergers                                 0       1,125
                                                       ---------   ---------
Allowance for Credit Losses at End of period           $   8,576   $   9,655
                                                       =========   =========

Net Loans Charged-Off to Average Total Loans*              0.68%       0.19%
Net Loans Charged-Off to Total Loans at End of Period*     0.68%       0.18%
Allowance for Credit Losses to Average Total Loans         1.77%       2.10%
Allowance for Credit Lossess to Total Loans at End of
 Period                                                    1.77%       1.98%
Net Loans Charged-Off to allowance for Credit Losses*     38.40%       9.24%
Net Loans Charged-Off to Provision for Credit Losses     156.83%     191.14%

* Net Loan Charge-Off amounts are annualized.

OTHER OPERATING INCOME
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services, the Company's non-bank subsidiary, and other revenues not derived from interest on earning assets. Other operating income, excluding gains on sales of securities and OREO, for the nine months ended September 30, 1995 was $6.4 million, compared to $5.5 million for the same period last year. Fees from merchant bankcard services and sublease income contributed to the increase in Other income. Other operating income for the nine months ended September 30, 1994 included a loss on the sale of securities of $128,000. Other operating income for the nine months ended September 30, 1995, included a gain on sale of OREO of $117,000. For the three months ended September 30, 1995 and 1994, other operating income, excluding gains on sales of securities and OREO, remained unchanged at $2.1 million.

OTHER OPERATING EXPENSES
    Other operating expenses increased from $23.3 million for the nine months ended September 30, 1994 to $26.6 million for the nine months ended September 30, 1995. Other operating expenses for 1994 included $1,050,000 provision for possible losses on other real estate owned (OREO). A $1,375,000 provision was made for possible losses on other real estate owned during the first nine months of 1995. Such allowances reduce the possibility that the Company will experience additional losses on the ultimate disposition of the properties. However, a further decline in prices in southern California real estate may cause the Company to increase its valuation allowance in the future. Note 1 of the financial statements included in the Company's 1994 annual report describes the Company's accounting for OREO. Excluding provisions for possible losses on OREO, total other operating expenses for the nine months ended September 30, 1995 and 1994 were $25,206,000 and $22,211,000, respectively, an increase of $2,995,000, or 13.48%.

     As a result of the acquisitions of Western Industrial National Bank on June 24, 1994 and Pioneer Bank on July 8, 1994, the Bank has increased the number of branches to eighteen. The increase in the number of branches has increased operating expenses. Salaries and employee benefits totaled $12,360,000, for the nine months ended September 30, 1995, an increase of $799,000, or 6.91% compared to $11,561,000 for the same period last year as a result of a general increase in wages and the acquisitions. The Bank also expanded its merchant bankcard services and created a new international banking department during the first quarter of 1995. As a percent of average assets, other operating expenses have increased from 4.28% for the nine months ended September 30, 1994 to 4.38% for the nine months ended September 30, 1995. As a percent of total revenue, other operating expenses have declined from 52.21% to 49.26% for the same periods, respectively.

     Other operating expenses increased $329,000 to $8,980,000 for the three months ended September 30, 1995 from $8,588,000 for the same period in 1994.
The provision for losses on other real estate owned totaled $1,125,000 for the three months ended September 30, 1995 compared to $500,000 last year. The Federal Deposit Insurance Corporation announced during the third quarter of 1995 that the bank insurance fund had reached government mandated levels at the end of May. As a result, the Bank received a $426,000 refund on deposit insurance premiums paid during the second and third quarters of 1995.

                             BALANCE SHEET ANALYSIS

     At September 30, 1995 total assets were $855.8 million, representing an increase of $19.7 million or 2.36% from total assets of $836.1 million at December 31, 1994. Total deposits of $738.5 million at September 30, 1995, decreased $24.1 million, or 3.16%, from $762.6 million at December 31, 1994. Net loans decreased $8.2 million, or 1.70%, from $484.6 million at December 31, 1994 to $476.4 million at September 30, 1995.

INVESTMENT SECURITIES AND DEBT SECURITIES AVAILABLE-FOR-SALE
     In May 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115"). The Company adopted SFAS 115 in the first quarter of 1994. Under the new rules, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. At September 30, 1995, the Company's unrealized losses on securities available-for-sale totaled $1,477,000. Net unrealized losses at September 30, 1995 totaled $868,000. At December 31, 1994, net unrealized losses on securities available for sale totaled $6.6 million, a decrease in unrealized losses of $5.8 million, or 86.91% between the two periods. Note 1 to the financial statements in the Company's 1994 Annual Report discusses its current accounting policy.

        Table 4 sets forth investment securities held-to-maturity and available-for-sale, at September 30, 1995 and December 31, 1994.

TABLE 4 - COMPOSITION OF SECURITIES PORTFOLIO
(amounts in thousands)
                                                    September 30, 1995
                                 Amortized   Market     Net Unrealized   Yield
                                    Cost     Value        Gain/(Loss)
U.S. Treasury securities
  Available for Sale             $  37,631   $  37,893  $         262    6.00%
FHLMC, FNMA CMO's, REMIC's
and mortgage-backed
pass-through securities
 Available for Sale                140,194     138,838         (1,356)   6.04%
 Held to Maturity                    7,632       7,848            216    5.72%
Other Government Agency Securities
 Available for Sale                 38,680      38,813            133    6.56%
GNMA mortgage-backed
pass-through securities
 Held to Maturity                    1,494       1,601            107    9.36%
Tax-exempt Municipal Securities
 Held to Maturity                   14,468      14,407            (61)   5.11%
Other  securities
 Available for Sale                  1,606       1,606              0    N/A
 Held to Maturity                      976         976              0    7.18%
                            ---------------------------------------------------
                                 $ 242,681   $ 241,982  $        (699)   6.04%
                            ==================================================

TABLE 4 - COMPOSITION OF SECURITIES PORTFOLIO
(amounts in thousands)
                                  December 31, 1994

                                 Amortized   Market     Net Unrealized   Yield
                                   Cost      Value        Gain/(Loss)
U.S. Treasury securities
  Available for Sale             $  59,294   $  58,125  $      (1,169)   6.19%
FHLMC, FNMA CMO's, REMIC's
and mortgage-backed
pass-through securities
  Available for Sale               113,404     104,520         (8,884)   5.75%
  Held to Maturity                   8,385       7,997           (388)   5.72%
Other Government Agency
Securities
  Available for Sale                10,633      10,078           (555)   4.67%
GNMA mortgage-backed
pass-through securities
  Held to Maturity                   1,787       1,838             51    9.09%
Tax-exempt Municipal Securities
 Held to Maturity                    8,214       7,606           (608)   4.95%
Other securities
 Available for Sale                    525         525              0    N/A
 Held to Maturity                      632         632              0    7.52%
                                 ---------------------------------------------
                                 $ 202,874   $ 191,321  $     (11,553)   5.27%
                                 =============================================

LOAN COMPOSITION AND NONPERFORMING ASSETS
           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

     TABLE 5 - DISTRIBUTION OF LOAN PORTFOLIO BY TYPE
                                   SEPTEMBER 30,  DECEMBER 31,
                                         1995       1994

Commercial and Industrial (1)      $    239,422   $    262,494
Real Estate:
  Construction                           23,845         26,302
  Mortgage                              140,395        116,077
Consumer                                 15,292         15,553
Lease finance receivables                21,369         23,246
Agribusiness                             47,133         52,920
                                   ------------   ------------
  Gross Loans                      $    487,456   $    496,592
Less:
  Allowance for credit losses             8,576          9,471
  Deferred net loan fees                  2,499          2,503
                                   ------------   ------------
Net loans                          $    476,381   $    484,618
                                   ============   ============

     (1) Includes $147.0 million and $173.7 million of loans for which the Company holds real property as collateral at September 30, 1995 and December 31, 1994, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $38.6 million, or 4.51% of total assets, at September 30, 1995. This compares to $31.4 million, or 3.76% of total assets, at December 31, 1994, an increase of $7.2 million or 22.76 % between the two periods. Although management believes that nonperforming loans are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that the continued deterioration in economic conditions or collateral values will not result in future credit losses.

     TABLE 6 - NONPERFORMING ASSETS

                                    SEPTEMBER 30, 1995       DECEMBER 31, 1994

Nonaccrual loans                             $  14,055               $  12,613
Loans past due 90 days or more
 and still accruing interest                        19                     -0-
Restructured loans                              12,808                   8,954
Other real estate owned (OREO), net             11,699                   9,860
                                             ---------               ---------
Total nonperforming assets                   $  38,581               $  31,427
                                             =========               =========
Percentage of nonperforming assets
 to total loans outstanding & OREO               7.77%                   6.24%
Percentage of nonperforming
 assets to total assets                          4.51%                   3.76%

     At September 30, 1995, nonaccrual loans were $14.1 million, up from $12.6 million at December 31, 1994. The majority of nonaccrual loans were collateralized by real property at September 30, 1995. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%. Restructured loans have increased from $8.9 million at December 31, 1994 to $12.8 million at September 30, 1995. The Bank has allocated specific reserves to provide for any potential loss on nonaccrual and restructured loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

DEPOSITS AND OTHER BORROWINGS

     Total deposits decreased to $738.5 million at September 30, 1995, from $762.6 million at December 31, 1994, a decrease of $24.1 million, or 3.16%. Total deposits at December 31, 1994, included approximately $40.0 million in short term demand deposits which were subsequently withdrawn. For the nine months ended September 30, 1995, noninterest-bearing deposits averaged 37.63% of total deposits, compared to 34.98% for the nine month period last year. Noninterest-bearing deposits were $282.1 million and $327.8 million at September 30, 1995 and December 31, 1994, respectively. Savings deposits averaged 43.36% of total deposits during the first nine months of 1995 compared to 48.87% for the first nine months of 1994. Savings deposits (money market, savings and interest-bearing checking) decreased $13.6 million during the first nine months of 1995. Savings deposits were $303.8 million at September 30, 1995 compared to $317.4 million at December 31, 1994. Time deposits increased by $35.2 million during the first nine months of 1995. For the nine months ended September 30, 1995, time deposits averaged 19.01% of total deposits, up from 16.15% during the same period in 1994.

  LIQUIDITY
     The 1994 annual report describes the Company's principal sources of liquidity, liquidity management objectives and liquidity measurements.

            There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At September 30, 1995, the Company's loan-to-deposit ratio was 65.67% compared to 64.79% at December 31, 1994.

             Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of September 30, 1995, the ratio was a negative 10.51% as compared to a negative 4.48% at December 31, 1994. Conceptually, this shows that the Company was funding a modest 10.51% and 4.48% of its long-term, liquid assets with large liabilities at these dates, respectively.

     Cash flows provided by operating activities, primarily representing net interest income, totaled $13.2 million at September 30, 1995 compared to $7.3 million at September 30, 1994. Net cash used in investing activities primarily purchases of investment securities totaled $29.3 million at September 30, 1995. For the same period last year, net cash used in investing activities totaled $41.5 million. Cash flows from financing activities primarily representing decreases in deposits and short term borrowings totaled $58,000 at September 30, 1995 compared to $24.1 million at September 30, 1994.

     The Bank and CVB have executed a definitive agreement and plan of reorganization with Citizens Commercial Trust and Savings Bank of Pasadena, California. The definitive agreement provides for the Bank to acquire Citizens by merger and to pay its shareholders and aggregate amount in cash of $18,000,000 plus accrued net earnings, subject to certain adjustments, for the period from October 1, 1995 until the acquisition is consummated. The Bank will use cash on hand to consummate the acquisition. Management believes that the acquisition will not have a material impact on the ability of the Bank or the Company to meet its ongoing cash obligations. As of September 30, 1995, neither the Bank nor the Company had any material commitments for capital expenditures other than described below.

     On October 20, 1995, the Company purchased the building in which the corporate office and the Ontario Airport office are located. The purchase price of the building was $4,312,000. The funds for the purchase price of the building were obtained by CVB through a dividend and a $2.5 million loan from the Bank.

CAPITAL RESOURCES
     The Company's equity capital was $74.3 million at September 30, 1995. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1994 annual report (management's discussion and analysis and note 12 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     As of December 31, 1994, the Bank and the Company were required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0% as of December 31, 1994. At September 30, 1995, the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.

      Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1995 and December 31, 1994:


        TABLE 7 - REGULATORY CAPITAL RATIOS


                  REQUIRED
                  MINIMUM        SEPTEMBER 30, 1995       DECEMBER 31, 1994
CAPITAL RATIOS     RATIOS        COMPANY       BANK       COMPANY      BANK
Risk-based
Capital Ratios:
 Tier I             4.00%          12.1%      11.2%         10.8%     10.4%
 Total              8.00%          13.3%      12.5%         12.0%     11.7%
Leverage Ratio      3.00%           8.2%       7.7%          7.5%      7.3%

                          PART II - OTHER INFORMATION
Item 1   -     Legal Proceedings
               Not Applicable

Item 2   -     Changes in Securities
               Not Applicable

Item 3   -     Defaults upon Senior Securities
               Not Applicable

Item 4   -     Submission of Matters to a Vote of Security Holders
               Not Applicable

Item 5   -     Other Information
               Not Applicable
Item 6   -     Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    Exhibit 10.28 - Agreement and Plan of Reorganization by and between Chino Valley Bank, CVB Financial Corp. and Citizens Commercial Trust and Savings Bank of Pasadena, dated November 1, 1995.

                    Exhibit 27 - Financial Data Schedule
               (b)  Reports on Form 8-K
                    Not Applicable

                           EXHIBIT INDEX

EXHIBIT NO       DESCRIPTION                                 PAGE

10.28            Agreement and Plan of Reorganization
                 by and between Chino Valley Bank,
                 CVB Financial Corp. and Citizens
                 Commercial Trust and Savings Bank of
                 Pasadena, dated November 1, 1995.            25

27               Financial Data Schedule                      24