Form 10-K
period 1995-12-31
CVB FINANCIAL CORP
filed 1996-03-27
CIK 354647

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                        or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED]

For the transition period from   N/A  to   N/A
                                -----     -----

Commission file number 1-10394
                               CVB FINANCIAL CORP.
              (Exact name of registrant as specified in its charter)

       California                                   95-3629339
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

   701 N. Haven Avenue, Suite 350
   Ontario, California                                91764
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of March 15, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $121,008,317.

      Number of shares of common stock of the registrant outstanding as of March 15, 1996: 8,963,579.

The following documents are incorporated by reference herein:

Definitive Proxy Statement                            Part III of Form 10-K
for the Annual Meeting of Stockholders
which will be filed within 120 days of
the fiscal year ended December 31, 1995

                This report includes a total of 76 pages.
                       Exhibit Index on Page 71.

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

     The Company's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is and will continue to be dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business - Supervision and Regulation - Restrictions on Transfers of Funds to CVB by the Bank." At December 31, 1995, the Company had $936.9 million in total consolidated assets, $496.4 million in total consolidated net loans and $803.6 million in total consolidated deposits.

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

     CHINO VALLEY BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. Like many other state chartered banks in California, the Bank is not a member of the Federal Reserve System. At December 31, 1995, the Bank had $932.6 million in assets, $498.9 million in net loans and $804.5 million in deposits.

     The Bank currently has 19 banking offices located in San Bernardino County, Riverside County and the eastern portion of Los Angeles County in Southern California. Of the 19 offices, the Bank opened seven as de novo branches and acquired the other twelve in acquisition transactions. Since 1990, the Bank has added seven offices, two in 1990, two in 1993, two in 1994 and one in 1995.

     On March 5, 1993, the Company completed its acquisition of Fontana First National Bank, a one-branch bank located in Fontana, California ("Fontana") for an aggregate cash purchase price of $5.0 million. As of December 31, 1992, Fontana had total assets of $26.3 million, net loans of $18.5 million, deposits of $22.8 million and shareholders' equity of $3.4 million.

     On October 21, 1993, the Bank entered into an agreement with the Federal Deposit Insurance Corporation(the "FDIC") for the purchase of certain assets and the assumption of deposits and other liabilities of the failed Mid City Bank. The agreement provided the Bank with the ability to re-price the deposits assumed within specific time frames, regardless of the original terms of the deposit. Net of the deposits that were re-priced and allowed to withdraw, the Bank assumed approximately $20.0 million in deposits, $2.0 million in investments, and $18.0 million in loans.

     On June 24, 1994, the Company completed its acquisition of Western Industrial National Bank, ("WIN") a two-branch bank located in El Monte, California for an aggregate cash purchase price of $14.8 million. The Company assumed approximately $43.5 million in deposits and acquired approximately $34.1 million in loans. On August 11,1995, and after regulatory approval, the Bank closed the branch located at 10602 Rush Street, El Monte.

     On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC for the purchase of Pioneer Bank, Fullerton, California ("Pioneer"). The Bank assumed an aggregate of approximately $52.7 million in deposits and certain assets of Pioneer Bank that included approximately $12.3 million in loans and $8.2 million in investments and federal funds sold.

     On October 20,1995, the Bank completed its acquisition of the Victorville office of Vineyard National Bank for an aggregate cash purchase price of $200,000. The Bank assumed approximately $4.1 million in deposits and $952,000 in loans.

     On November 1,1995, the Bank, CVB and Citizens Commercial Trust and Savings Bank of Pasadena, California, ("Citizens Bank of Pasadena"), executed a definitive agreement and plan of reorganization pursuant to which the Bank will acquire Citizens Commercial Trust and Savings Bank by merger. The definitive agreement provides that the shareholders of Citizens Bank of Pasadena will receive $18,999,999, plus accrued net earnings, subject to adjustments, for the period from October 1,1995 until the acquisition is consummated. The transaction, which has been approved by the regulatory authorities and the shareholders of Citizens Bank of Pasadena, is expected to be completed either at the end of the first quarter of 1996 or during April of 1996 Citizens Bank of Pasadena had total assets of $146.0 million, deposits of $127.0 million, loans of $62.0 million and shareholders' equity of $15.7 million as of December 31, 1995. In addition, at December 31, 1995, Citizens Bank of Pasadena held trust assets of approximately $800,000,000 that were not included on the balance sheet of the bank. Upon consummation of the acquisition of Citizens Bank of Pasadena, the Bank intends to change its name to Citizens Business Bank.

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

     The Bank also provides a full complement of lending products, including commercial, agribusiness, installment and real estate loans. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Financing products for individuals include automobile financing, lines of credit and home improvement and home equity lines of credit. Real estate loans include mortgage and construction loans.

     The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services and electronic funds transfers by way of domestic and international wires and automated clearing house. The Bank also makes available investment products to customers, including a full array of fixed income vehicles and a program pursuant to which it places its customers' funds in federally insured time certificates of deposit of other institutions. Although the Bank does not currently operate a trust department, it has, in anticipation of the acquisition of Citizens Bank of Pasadena, applied for trust powers and will provide full trust services following consumation of the acquisition.

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

     EMPLOYEES

     At December 31, 1995, the Company employed 345 persons -- 217 on a full-time and 128 on a part-time basis. The Company believes that its employee relations are satisfactory.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

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

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

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

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a statutory assessment. See "Item 1. Business - Supervision and Regulation - Premiums for Deposit Insurance" Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

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

     At present, substantially all of CVB's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1995, the Bank had
3.3 million in retained earnings available for the payment of cash dividends.

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

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is

3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

     In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

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

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     As of December 31, 1995, the Company and the Bank had total risk-based capital ratios of 13.06% and 12.39%, Tier 1 risk-based capital ratios of 11.79% and 11.12% and leverage ratios of 8.05% and 7.56%, respectively.

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

     "Well capitalized"              "Adequately capitalized"

Total risk-based capital of 10%;  Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%;  Tier 1 risk-based capital of 4% and
Leverage ratio of 5%.              and Leverage ratio of 4%.

     "Undercapitalized"              "Significantly undercapitalized"

Total risk-based capital less than 8%;   Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%;  Tier 1 risk-based capital less than 3%;
or Leverage ratio less than 4%.          or Leverage ratio less than 3%.

                       "Critically undercapitalized"
                 Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized" "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

     SAFETY AND SOUNDNESS STANDARDS

     In July 1995, the federal banking agencies adopted final safety and soundness guidelines for all insured depository institutions. The guidelines set forth operational and managerial standards relating to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the guidelines are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these guidelines, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional guidelines on earnings and classified assets are expected to be issued in the near future.

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

     The FDIC implemented a final risk-based assessment system, effective January 1,1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

                   Assessment Rates Effective January 1, 1996

                         Group A   Group B   Group C

Well Capitalized               0*        3        17
Adequately Capitalized         3        10        24
Undercapitalized              10        24        27

*Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

     A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and SAIF as of January 1, 1998; (v) require savings associations to convert to state of national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years;
(vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1,

1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

     On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

     The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called ``akar banks''; (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

     In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

     INTERSTATE BANKING AND BRANCHING

     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

     In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

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

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

     In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

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

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1994, was $3.2 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareholders during the fourth quarter of 1995.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

 As of March 15, 1995, the principal excutive officers of the Company and Chino are:

Name                     Position                             Age

George A. Borba          Chairman of the Board of              63
                         the Company and the Bank

D. Linn Wiley            President and Chief Executive         57
                         Officer of the Company and the Bank

Vincent T. Breitenberger Executive Vice President/Senior       62
                         Loan Officer of the Bank

Jay W. Coleman           Executive Vice President of the Bank  53

Robert J. Schurheck      Chief Financial Officer of            63
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Shares of CVB Financial Corp. common stock price decreased from an average price of $13.01 per share for the first quarter of 1995 to an average per share price of $12.80 for the fourth quarter of 1995. Fears regarding the economy, weak California real estate prices, and bank capital levels continued to dominate investors' perceptions of bank stocks in the region, regardless of the performance of CVB Financial Corp. The average per share price for the fourth quarter of 1995 represented a multiple of book value of approximately 1.46. The following table presents the high and low sales prices for the Company's common stock during each quarter for the past three years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, of the ten percent stock dividend declared on December 20, 1995 and stock dividends declared in 1994 and 1993. The Company had approximately 1,032 shareholders of record as of December 31, 1995.

Three Year Summary of Common Stock Prices

Quarter
 Ended    High    Low       Dividends

 3/31/93  $10.14   $7.05 $.060 Cash Dividend
 6/30/93  $9.44    $8.26 $.060 Cash Dividend
 9/30/93  $11.08   $9.02 $.060 Cash Dividend
12/31/93  $11.17   $9.67 $.060 Cash Dividend
                         10% Stock Dividend

 3/31/94  $10.95   $9.40 $.066 Cash Dividend
 6/30/94  $11.98   $9.71 $.066 Cash Dividend
 9/30/94  $13.23  $11.67 $.066 Cash Dividend
12/31/94  $13.23  $11.15 $.066 Cash Dividend
                         10% Stock Dividend

 3/31/95  $14.09  $12.05 $.073 Cash Dividend
 6/30/95  $12.73  $11.48 $.073 Cash Dividend
 9/30/95  $11.93  $11.48 $.073 Cash Dividend
12/31/95  $13.75  $11.76 $.073 Cash Dividend
                         10% Stock Dividend

The Company lists its common stock on the American
Stock Exchange under the symbol "CVB."

ITEM 6. SELECTED FINANCIAL DATA

                                           1995          1994         1993          1992          1991
Net Interest Income                  $  48,140,875 $  42,818,669 $ 35,891,367 $  32,020,207 $  29,460,946
Provision for Credit Losses              2,575,000       350,000    1,720,000     1,772,109       604,000
Other Operating Income                   9,090,442     7,586,410   10,744,921     7,897,796     7,038,897
Other Operating Expenses                35,053,016    32,434,624   29,353,759    23,419,389    22,709,783
                                     ------------- ------------- ------------ ------------- -------------
Earnings Before Income Taxes            19,603,301    17,620,455   15,562,529   14,726,505     13,186,060
Income Taxes                             8,145,842     7,185,679    6,040,178    5,711,445      5,217,380
                                     ------------- ------------- ------------ ------------- -------------
NET EARNINGS                         $  11,457,459 $  10,434,776    9,522,351    9,015,060      7,968,680
                                     ============= ============= ============ ============= =============
Net Earnings Per Common Share(F1)    $        1.22 $        1.13 $       1.05 $       1.02  $        0.91
                                     ============= ============= ============ ============= =============
Stock Dividends                                10%           10%          10%          10%            ---
Cash Dividends Declared Per Share(F1)$        0.29 $       0.26          0.24         0.22           0.20
Dividend Pay-Out Ratio                      23.77%        23.01%       22.86%       21.57%         21.98%

FINANCIAL POSITION:
  Assets                             $ 936,939,922 $ 836,095,349 $ 687,407,957 $ 592,097,857 $ 560,324,296
  Net Loans                            496,448,905   484,617,731   442,083,848   374,661,538   365,573,877
  Deposits                             803,573,853   762,623,921   595,956,301   526,923,421   499,807,113
  Stockholders' Equity                  78,260,216    61,939,928    59,957,532    52,038,215    44,188,978
  Book Value Per Share(F1)                    8.77          6.99          6.81          5.95          5.16
  Equity-to-Assets Ratio(F2)                 8.35%         7.41%         8.72%         8.79%         7.89%

FINANCIAL PERFORMANCE:
  Return on:
      Beginning Equity                      18.50%        17.40%        18.30%        20.40%        20.77%
      Average Equity                        16.13%        16.84%        17.46%        18.72%        19.45%
  Return on Average Assets                   1.39%         1.40%         1.52%         1.62%         1.54%

CREDIT QUALITY:
  Allowance for Credit Losses        $   9,625,586 $   9,470,736 $   8,849,442 $   6,461,345 $   5,262,614
  Allowance/Total Loans                      1.90%         1.92%         1.96%         1.70%         1.42%
  Total Non Performing Loans         $  26,847,307 $  21,567,108    13,262,357    10,204,442     5,847,393
  Non Performing Loans/Total Loans           5.31%         4.37%         2.94%         2.68%         1.58%
  Allowance/Non Performing Loans            35.85%        43.91%        66.73%        63.32%        90.00%
  Net Charge-Offs                    $   2,420,150 $     853,363       918,898       573,378       433,065
  Net Charge-Offs/Average Loans              0.50%         0.18%         0.22%         0.16%         0.12%

<F1>All per share information has been retroactively adjusted to reflect the 10%
    stock dividend declared December 20, 1995, as to holders of record on January 8,
    1996, and paid January 23, 1996, and 10% stock dividends paid in 1995, 1994 and 1993.
<F2>Stockholders' equity divided by total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

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

     During 1994 and 1993, the Company acquired two banks through merger and the Bank purchased assets and assumed deposits of two failed banks from the FDIC, as receiver of these banks. These acquisitions and mergers provided the Bank with four new branch offices and contributed significantly to the growth of the Company's deposits, loans, and assets during 1994 and 1993. On March 8, 1993, the Company acquired through merger Fontana First National Bank with deposits of approximately $23.7 million and loans of approximately $18.3 million. On October 21, 1993, the Bank assumed approximately $30.6 million in deposits and purchased $20.8 million in loans and $4.6 million in investments of the former Mid City Bank, N.A. from the FDIC.

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

     On October 21, 1995, the Bank purchased a branch office from Vineyard National Bank with deposits of $4.1 million and loans of $952,000. In addition, on November 1, 1995, the Company and the Bank entered into a definitive agreement to acquire through merger Citizens Commercial Trust & Savings Bank of Pasadena ("Citizens Bank of Pasadena"). Citizens Bank of Pasadena has four banking offices and at December 31, 1995 had total assets of approximately $146.0 million, total deposits of approximately $127.0 million, total loans of approximately $62.0 million, and total shareholders' equity of approximately $15.7 million. At December 31, 1995, Citizens Bank of Pasadena held trust assets of approximately $800.0 million that are not included on the balance sheet of the bank. Pursuant to the definitive agreement, the Bank will pay $18 million plus an amount equal to the adjusted earnings of Citizens Bank of Pasadena between October 31, 1995 and the date of the consummation of the transaction to acquire Citizens Bank of Pasadena. The acquisition is subject to obtaining the necessary regulatory approvals and the approval of the shareholders of Citizens Bank of Pasadena. The acquisition is anticipated to close during April of 1996. If consummated, the acquisition of Citizens Bank of Pasadena will be accounted for under the purchase method of accounting and will provide significant growth in assets and liabilities and result in increases in the revenues and the expenses of the Company.

                        ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $11.5 million for the year ended December 31, 1995. This represented an increase of $1,023,000, or 9.80%, over earnings of $10.4 million for the year ended December 31, 1994. For the year ended December 31, 1993, the Company reported earnings of $9.5 million. Earnings per share, adjusted for the effects of a 10% stock dividend declared each year, were $1.22, $1.13, and $1.05 per share for 1995, 1994, and 1993, respectively.

     The increase in earnings for 1995 compared to 1994 resulted primarily from the increase in net interest income and, to a lesser extent, the increase in other operating income. Increased net interest income for 1995 generally reflected the higher volume of average earning assets coupled with higher yields on these assets. The increases were partially offset by a higher provision for credit losses and increased other operating expenses.

     The increase in earnings for 1994 compared to 1993 was also the result of an increase in net interest income due primarily to an increase in the volume of average earning assets and a lower cost of average deposits. A lower provision for credit losses also contributed to the increase in earnings for 1994 compared to the previous year. The lower provision for credit losses for 1994 compared to 1993 reflected nominal internal loan growth, net of acquired loans, and lower net charge offs for the year. Earnings for 1993 included a $3.7 million gain on the sale of investment securities that resulted from a restructure of the investment portfolio in anticipation of the adoption of SFAS No. 115.

     For the year ended December 31, 1995, the Company's return on average assets was 1.39%, compared to a return on average assets of 1.40% for the year ended December 31, 1994, and 1.52% for the year ended December 1993. The decrease in the return on average assets for the last two years is primarily the result of decreases in the level of average earning assets in relation to average total assets. Increases in other real estate owned and goodwill contributed to the increase in nonearning assets. The Company's return on average stockholders' equity was 16.13% for the year ended December 31, 1995, compared to 16.84% for the year ended December 31, 1994, and 17.46% for the year ended December 31, 1993.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using the federal marginal tax rate of 35.00%.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                               1995                         1994                      1993
                                   Average                      Average                    Average
ASSETS                             Balance  Interest   Rate     Balance  Interest  Rate    Balance  Interest  Rate
Investment Securities
  Taxable (F1)                   $ 220,427 $  13,736   6.23%  $ 171,806 $  10,084  5.87% $ 120,288 $   8,188  6.81%
  Tax preferenced (F2)              11,012       553   7.04%      7,695       376  6.85%     3,142       131  5.87%
Federal Funds Sold                   4,285       248   5.79%     10,297       432  4.20%    14,135       414  2.93%
Net Loans (F3) (F4)                477,588    50,158  10.50%    457,273    43,156  9.44%   410,097    37,036  9.03%
                                 ---------------------------  -------------------------- --------------------------
Total Earning Assets               713,312    64,695   9.10%    647,071    54,048  8.38%   547,662    45,769  8.37%
Total Non Earning Assets           112,238                       98,086                     79,537
                                 ---------                    ---------                  ---------
Total Assets                     $ 825,550                    $ 745,157                  $ 627,199
                                 =========                    =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                  $ 268,709                    $ 236,945                  $ 178,539
Savings Deposits (F5)              303,092 $   7,199   2.38%    321,631 $   6,834  2.12%   287,044 $   6,478  2.26%
Time Deposits                      140,366     7,339   5.23%    108,515     3,939  3.63%    92,472     3,180  3.44%
                                 ---------------------------  -------------------------- --------------------------
Total Deposits                     712,167    14,538   2.04%    667,091    10,773  1.61%   558,055     9,658  1.73%
                                 ---------------------------  -------------------------- --------------------------
Other Borrowings                    35,232     2,016   5.72%      9,877       456  4.62%     8,440       220  2.61%
                                 ---------------------------  -------------------------- --------------------------
Interest Bearing Liabilities       478,690    16,554   3.46%    440,023    11,229  2.55%   387,956     9,878  2.55%
                                 ---------                    ---------                  ---------
Other Liabilities                    7,103                        6,216                      6,172
Stockholders' Equity                71,048                       61,973                     54,532
Total Liabilities and
  Stockholders' Equity           $ 825,550                    $ 745,157                  $ 627,199
                                 =========                    =========                  =========
Net interest spread                                    5.64%                       5.83%                      5.82%
Net interest margin                                    6.78%                       6.64%                      6.56%
Net interest margin excluding loan fees                6.41%                       6.31%                      6.07%

<F1>Includes certificates of deposit purchased from other institutions
<F2>Yields are calculated on a taxable equivalent basis
<F3>Loan fees are included in total interest income as follows: 1995, $2,662; 1994, $2,138; 1993, $2,694
<F4>Non performing loans are included in net loans as follows: 1995, $26,847; 1994, $21,567; 1993, $13,262
<F5>Includes interest bearing demand and money market accounts

     The Company's operating results depend primarily on net interest income, the difference between the interest earned on loans and investments less the interest paid on deposit accounts and borrowed funds. Net interest income was $48.1 million for 1995, an increase of $5.3 million, or 12.4%, over net interest income of $42.8 million for 1994. Net interest income increased $6.9 million, or 19.30%, for 1994, from a total of $35.9 million for 1993. The increase in net interest income for 1995 was the result of higher yields on larger average balances of earning assets.

       The net interest margin is net interest income measured as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest bearing liabilities, as well as changes in the level of interest bearing liabilities in proportion to earning assets. The Company's net interest margin was 6.78% for 1995, compared to 6.64% for 1994, and 6.56% for 1993. The ability to fund higher levels of earning assets with noninterest bearing demand deposits contributed to the increases in the net interest margin for each of the last three years. Average noninterest bearing deposits as a percentage of earning assets increased to 32.9% for 1995, from 32.37% for 1994, and 29.9% for 1993.

       The net interest spread is the difference between the yield on average earning assets less the cost of average interest bearing liabilities. The Company's net interest spread was 5.64% for 1995. This represented a decrease from a net interest spread of 5.83% for 1994 and 5.82% for 1993. The decrease in the net interest spread for 1995 resulted from the cost of interest bearing liabilities increasing faster than the yield on earning assets.

     The Company earned total interest income of $64.7 million for 1995. This represented an increase of $10.6 million, or 19.70%, from interest income of $54.0 million for 1994. Interest income totaled $45.8 million for 1993. The increases in interest income for 1995 compared to 1994 was the result of the combined effects of an increase in the level of average earning assets and a higher yield earned on these assets. The increase in interest income for 1994 compared to 1993 was primarily due to an increase in the level of average earning assets.

     The Company paid total interest expense on deposits and other borrowed funds of $16.6 million for 1995. This represented an increase of $5.3 million, or 47.43%, over total interest expense of $11.2 million for 1994. For 1994, interest expense increased $1.3 million, or 13.68%, from $9.9 million for 1993. Greater levels of average interest bearing liabilities contributed to the increase for both years. For 1995, an increase in the cost of average interest bearing liabilities also contributed to the increase in interest expense.

     The cost of average interest bearing deposits was 3.28% for 1995, compared to an average cost of 2.50% for 1994, and 2.54% for 1993. The increase for 1995 generally reflected higher interest rates paid for money market and time deposit accounts in response to increases in the market rates of interest. The Company's cost of average total deposits was 2.04% for 1995, compared to 1.61% for 1994, and 1.73% for 1993. The Company was able to offset, in part, the impact of the increased cost of interest bearing deposits in 1995 by obtaining a greater portion of its deposits from noninterest bearing demand deposits. As a percentage of total average deposits, average demand deposits were 37.73% for 1995, compared to 35.52% for 1994, and 31.99% for 1993.

     Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest bearing liabilities for the years indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates are calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest
Expense, and Net Interest Income
(amount in thousands)
                                          1995 Compared to 1994               1994 Compared to 1993
                                        Increase (decrease) due to          Increase (decrease) due to
                                                       Rate/                               Rate/
                                    Volume     Rate   Volume    Total   Volume    Rate    Volume   Total
Interest Income:
  Taxable investment securities    $ 2,854  $   622  $   176 $  3,652  $ 3,506 $ (1,127) $  (483) $ 1,896
  Tax preferenced securities           161       11        5      177      191       22       32      245
Fed funds                             (252)     164      (96)    (184)    (112)     179      (49)      18
  Loans                              1,918    4,868      216    7,002    4,260    1,668      192    6,120
                                   ----------------------------------- ----------------------------------
Total earning assets                 4,681    5,665      301   10,647    7,845      742     (308)   8,279
                                   ----------------------------------- ----------------------------------
Interest Expense:

 Savings deposits                     (394)     805      (46)     365      780     (378)     (46)     356
  Time deposits                      1,156    1,735      509    3,400      552      176       31      759
  Other borrowings                   1,170      109      281    1,560       38      169       29      236
                                   ----------------------------------- ----------------------------------
Total interest bearing liabilities   1,932    2,649      744    5,325    1,370      (33)      14    1,351
                                   ----------------------------------- ----------------------------------
Net Interest Income                $ 2,749  $ 3,016  $  (443) $ 5,322  $ 6,475 $    775 $   (322) $ 6,928
                                   =================================== ==================================

Interest and fees on loans, the Company's primary source of revenue, totaled $50.2 million for 1995. This represented an increase of $7.0 million, or 16.23%, from $43.2 million for 1994. For 1994, interest and fees on loans increased $6.1 million, or 16.52%, from $37.0 million for 1993.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was no interest income that was accrued and not reversed on any nonperforming loan at December 31, 1995, 1994, or 1993. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $988,000 higher in 1995, $1,363,000 higher in 1994, and $1,186,000 higher in 1993. Accordingly, yields on loans would have increased by 0.20%, 0.29%, and 0.28%, for 1995, 1994, and 1993,
respectively.

     Included in Other Real Estate Owned at December 31, 1994, were two loans totaling $1.2 million which, although performing according to their original terms, were accounted for as other real estate owned as required under SFAS No.
66. As principal and interest payments on these loans were current at December 31, 1994, the average balance of the loans were included in total loans, and the yield on total loans was adjusted accordingly.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with origination of loans are deferred and netted against the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. For the year ended December 31, 1995, the Company recognized $2.7 million in loan fee income. This represented an increase of $524,000, or 24.51%, over loan fees of $2.1 million recognized for 1994. For 1993, the
                                      28
<PAGE
Company recognized $2.7 million in loan fee income. The decrease in loan fee income recognized for 1994 compared to 1993 was the result of the recognition of lower direct costs associated with loan origination.

      Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 - Loan Fee Activity
(amounts in thousands)
                                                 1995     1994      1993
Fees Collected                                $  2,622  $ 2,857  $  2,394
Fees and costs deferred                         (1,098)  (2,624)   (1,328)
Accretion of deferred fees and costs             1,138    1,905     1,628
                                              ----------------------------
Total fee income reported                     $  2,662 $  2,138  $  2,694
                                              ----------------------------
Deferred net loan origination fees acquired          0      180        64
Deferred net loan origination fees            ----------------------------
   at end of year                             $  2,463 $  2,503  $  1,604
                                              ----------------------------

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company's earnings. The Bank's management monitors the interest rate "sensitivity" for potential changes in interest rates using a maturity/repricing gap analysis. This analysis measures, for specific time intervals, the differences between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table 4 provides the Bank's maturity/repricing gap analysis at December 31, 1995, and 1994. The Bank had a negative one year cumulative gap of $116.3 million at December 31, 1995, compared to a negative one year cumulative gap of $27.0 million at December 31, 1994. The increased negative gap for 1995 compared to 1994 was primarily the result of a lower volume of loans repricing within one year, a greater level of time deposits maturing within one year, and an increase in short term borrowings for 1995 compared to 1994.

TABLE 4 - Asset and Liability Maturity/Repricing Gap
(amounts in thousands)
                                                           Over 90    Over 180
                                                 90 days   days to    days to    Over
                                                 or less   180 days   365 days   365 days
1995
Earning Assets:
  Fed Funds                                    $   7,000  $       0  $       0  $      0
  Investment Securities and
    debt securities held for sale                 23,766      9,715     20,823   230,342
  Deposits with other financial institutions           0          0          0         0
  Total Loans                                    296,031     14,795     13,377   181,874
                                               ---------  --------- ----------  --------
    Total                                      $ 326,797  $  24,510  $  34,200  $412,216
                                               =========  =========  =========  ========
Interest Bearing Liabilities
  Savings Deposits                               304,158          0          0         0
  Time Deposits                                   84,581     36,573     36,500     8,910
  Other Borrowings                                     0          0     40,000         0
                                               ---------  ---------  ---------  --------
    Total                                        388,739     36,573     76,500     8,910
                                               ---------  ---------  ---------  --------
Period GAP                                      $(61,942)  $(12,063) $ (42,300) $403,306
                                               ========== ========== ========== ========
Cumulative GAP                                  $(61,942)  $(74,005) $(116,305) $287,001
                                               ========== ========== ========== ========
1994
Earning Assets:
  Fed Funds                                     $ 15,000   $      0  $       0  $      0
  Investment Securities and
    debt securities held for sale                  6,864      6,504  $  16,989  $161,909
  Deposits with other financial institutions          99        100          0         0
  Total Loans                                    333,447     16,965     15,479   128,197
                                               ---------  ---------  ---------  --------
    Total                                        355,410     23,569     32,468   290,106
                                               =========  =========  =========  ========
Interest Bearing Liabilities
  Savings Deposits                               317,401          0          0         0
  Time Deposits                                   62,182     26,960     21,697     6,576
  Other Borrowings                                10,248          0          0         0
                                               ---------  ---------   --------  --------
    Total                                        389,831     26,960     21,697     6,576
                                               ---------  ---------   --------  --------
Period GAP                                     $ (34,421) $  (3,391)  $ 10,771  $283,530
                                               ========== ==========  ========  ========
Cumulative GAP                                 $ (34,421) $ (37,812)  $(27,041) $256,489
                                               ========== ==========  ========= ========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a negative gap at December 31, 1995, does not necessarily indicate that if interest rates decreased net interest income would increase, or if interest rates increased net interest income would decrease.

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

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan.", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The statements prescribe that a loan is impaired when principal and interest are deemed uncollectable according to the original contractual terms of the loan. Impairment is to be measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral, or an observable market price of the loan (if one exists). The amount of impairment is to be reported as a part of the Company's allowance for credit losses.

     At December 31, 1995, the Company reported an allowance for credit losses of $9.6 million. Of this total, $3.0 million represented reserves for specific problem loans, $415,093 represented reserves for specific impaired loans, and $6.0 million represented that portion allocated to provide for general risks inherent in the loan portfolio.

     Nonperforming loans totaled $26.8 million, or 5.30% of gross loans at December 31, 1995. Nonperforming loans totaled $21.6 million, or 4.37% of gross loans at December 31, 1994, and $13.3 million, or 2.94% of gross loans at December 31, 1993. Nonperforming loans include loans for which interest is no longer accruing. In addition, nonperforming loans include loans that have been renegotiated from their original contractual terms, even if the loan is paying as agreed under the renegotiated terms. The increase in nonperforming loans in 1995 was due to a $4.6 million increase in restructured loans and a $676,000 increase in nonaccrual loans. The increase in nonperforming loans for 1994 was the result of increases in restructured loans. All restructured loans were paying in accordance with the renegotiated terms at December 31, 1995. See Table 9 - Nonperforming Assets for additional information concerning nonperforming loans. While management believes that the allowance was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio, no assurances can be given that future events may not result in increases in the provision for credit losses.

     Table 5 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 5 - Summary of Credit Loss Experience
(amounts in thousands)
                                                               1995      1994      1993      1992      1991
Amount of Total Loans at End of Period                      $ 506,074 $ 494,088 $ 450,933 $ 381,123 $ 370,837
                                                            =================================================
Average Total Loans Outstanding                             $ 486,504 $ 466,514 $ 416,984 $ 368,452 $ 362,457
                                                            =================================================
Allowance for Credit Losses at Beginning of Period          $   9,471 $   8,849 $   6,461 $   5,263 $   5,092
Loans Charged-Off:
  Real Estate Loans                                             2,167       402       530       120       154
  Commercial and Industrial                                       290       496       334       452       282
  Consumer Loans                                                  162       123       154       115        42
                                                            -------------------------------------------------
    Total Loans Charged-Off                                     2,619     1,021     1,018       687       478
                                                            -------------------------------------------------
Recoveries:
  Real Estate Loans                                                55        47         0         0         0
  Commercial and Industrial                                       100        92        57        94        15
  Consumer Loans                                                   44        29        42        19        30
                                                            -------------------------------------------------
    Total Loans Recovered                                         199       168        99       113        45
                                                            -------------------------------------------------
Net Loans Charged-Off                                           2,420       853       919       574       433
                                                            -------------------------------------------------
Provision Charged to Operating Expense                          2,575       350     1,720     1,772       604
                                                            -------------------------------------------------
Adjustments Incident to Mergers                                     0     1,125     1,587         0         0
                                                            -------------------------------------------------
Allowance for Credit Losses at End of period                 $  9,626 $   9,471 $   8,849 $   6,461 $   5,263
                                                            =================================================
Net Loans Charged-Off to Average Total Loans                    0.50%     0.18%     0.22%     0.16%     0.12%
Net Loans Charged-Off to Total Loans at End of Period           0.48%     0.17%     0.20%     0.15%     0.12%
Allowance for Credit Losses to Average Total Loans              1.98%     2.03%     2.12%     1.75%     1.45%
Allowance for Credit Losses to Total Loans at End of period     1.90%     1.92%     1.96%     1.70%     1.42%
Net Loans Charged-Off to Allowance for Credit Losses           25.14%     9.01%    10.39%     8.88%     8.23%
Net Loans Charged-Off to Provision for Credit Losses           93.98%   243.71%    53.43%    32.39%    71.69%

     At December 31, 1995, the allowance for credit losses was $9.6 million. This represented an increase of $154,850, or 1.6%, over the allowance for credit losses of $9.5 million at December 31, 1994. For 1994, the allowance for credit losses increased $621,294, or 7.02%, from $8.8 million at December 31, 1993. The allowance for credit losses increased for 1995 as net loans charged to the allowance of $2.4 million were lower than the provision for credit losses of $2.6 million. Similarly, the allowance for credit losses increased for 1994 as net loan losses of $853,000 charged to the allowance were lower than the provision of $350,000, when combined with adjustments incident to mergers of $1.1 million. As a percentage of total loans at the end of each period, the allowance for loan losses declined to 1.90% at December 31, 1995, from 1.92% at December 31, 1994, and 1.96% at December 31, 1993.

     The provision for credit losses totaled $2.6 million for 1995, compared to $350,000 for 1994, and $1.7 million for 1993. The increased provision for credit losses for 1995 compared to 1994 was the result of increased loans charged to the allowance for credit losses. Net loans charged to the allowance for credit losses during 1995 included $2.1 million in real estate loans, compared to $355,000 in real estate loans charged to the allowance for credit losses during 1994. The increase reflects the continued soft Southern California economy and declining real estate values. The lower provision for credit losses for 1994, reflected a slower growth rate in loans net of acquisitions for that year. Loans acquired through merger for 1994 included an adjustment to the allowance for credit losses incidental to the merger of $1.1 million.

     While the Company's management believes that the allowance was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio, no assurances can be given that future events may not result in increases in the provision for credit losses. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses. As such, the Company's management is unable to reasonably estimate the full amount of loans to be charged to the reserve in future periods.

     Table 6 provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. There is a large unallocated portion of the allowance for credit losses and the total allowance is applicable to the entire loan portfolio.

TABLE 6 - Allocation of Allowance for Credit Losses
(amounts in thousands)
                                                                December 31,
                                 1995               1994               1993               1992               1991
                          Allow-       % of  Allow-       % of  Allow-       % of  Allow-       % of  Allow-       % of
                          ance for Category  ance for Category  ance for Category  ance for Category  ance for Category
                          Credit   to Total  Credit   to Total  Credit   to Total  Credit   to Total  Credit   to Total
                          Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans     Losses   Loans
Real Estate               $   155     34.0%  $    88     28.7%  $    43     30.1%  $   113     27.5%  $    77     29.5%
Commercial and Industrial   5,534     58.7%    4,182     63.5%    3,911     62.4%    2,422     68.0%  $ 2,587     66.8%
Consumer                       42      3.1%       43      3.1%       41      2.8%  $   164      3.0%  $   100      3.5%
Unallocated                 3,895       N/A    5,158       N/A    4,854       N/A  $ 3,762       N/A  $ 2,499       N/A
                          -----------------  -----------------  -----------------  -----------------  -----------------
Total                     $ 9,626     95.8%  $ 9,471     95.3%  $ 8,849     95.2%  $ 6,461     98.5%  $ 5,263     99.8%
                          -----------------  -----------------  -----------------  -----------------  -----------------

OTHER OPERATING INCOME

     Other operating income for the Company includes service charges and fees (primarily from deposit accounts), gains (net of losses) from the sale of investment securities, gains (net of losses) from the sale of other real estate owned, gains (net of losses) from the sale of fixed assets; gross revenue from CTD; and other revenues not included as interest on earning assets. Other operating income totaled $9.1 million for 1995. This represented an increase of

$1.5 million, or 19.83%, over other operating income of $7.6 million for 1994. The increase was primarily due from increased service charges and fee income for 1995 compared to 1994.

     For 1994, other operating income decreased $3.2 million, or 29.40%, from $10.7 million for 1993. The decrease was the result of gains on the sale of investment securities of $3.7 million in 1993 compared to a loss from the sale of investment securities of $128,000 for 1994. The gain for 1993 resulted from restructuring the investment portfolio in anticipation of adopting SFAS No. 115.

     Other income also includes revenue from CTD, a subsidiary of the Company. Total revenue from CTD was approximately $256,000, $274,000, and $271,000 for 1995, 1994, and 1993, respectively.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $35.1 million for 1995. This represented an increase of $2.6 million, or 8.07%, from total other operating expenses of $32.4 million for 1994. For 1994, other operating expenses increased $3.1 million, or 10.50%, from other operating expenses of $29.4 million for the year ended December 31, 1993.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Company and the number of branch offices have increased. Management's ability to control costs in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. For 1995, operating expenses as a percentage of average assets totaled 4.25%, compared to 4.35% for 1994, and 4.68% for 1993. Management's ability to control costs in relation to the level of revenue can be measured in terms of operating expenses as a percentage of total revenue. For 1995, operating expenses as a percentage of total revenue declined to 47.51%, compared to 52.61% for 1994, and 51.94% for 1993. The decline in the percentage for 1995 reflects the ability to generate greater levels of revenue with proportionately lower levels of operating expenses.

     Salaries and related expenses comprise the greatest portion of other operating expenses. For 1995, salaries and related expenses totaled $16.5 million. This represented an increase of $1.3 million, or 8.22%, over salaries and related expenses of $15.2 million for 1994. Salaries and related expenses totaled $14.4 million for 1993. The increase primarily reflects an increase in average staffing levels during the year. Despite the increase in average staffing levels, at year end, full time equivalent employees decreased to 297 at December 31, 1995, compared to 321 at December 31, 1994, and 302 at December 31, 1993. As a percentage of average assets, salaries and related expenses totaled 2.00% for 1995, a decrease from 2.05% for 1994, and 2.30% for 1993.

     Equipment expense totaled $2.3 million for 1995, an increase of $309,000, or 15.70%, from $2.0 million for 1994. Equipment expense increased $443,000, or 29.02%, in 1994 from $1.5 million for 1993. Stationary and supplies totaled $1.8 million for 1995, an increase of $276,000, or 17.75%, from $1.6 million for 1994. Stationary and supplies increased $488,000, or 45.65% in 1994, from $1.1 million for 1993. The increases reflected the greater number of branch offices in 1994 and 1995. Professional expenses totaled $2.9 million for 1995, an increase of $1.0 million, or 54.62%, from total professional expenses of $1.9 million for 1994. Professional expenses increased $136,000, or 7.94%, in 1994, from $1.7 million for 1993. The increase in professional expenses for 1995 reflects increased litigation expense.

     Included as other operating expenses is a provision charged to earnings for potential losses from the sale of other real estate owned. This provision totaled $1.9 million, $2.4 million, and $2.8 million, for the years ended December 31, 1995, 1994, and 1993, respectively. These charges contributed to the increase in other operating expenses for each year. Additional expenses associated with the foreclosure, maintenance and disposition of other real estate owned totaled $1,360,000 for 1995, $908,000 for 1994, and $1,004,000 for
1993. Other real estate owned is property acquired by the Bank through foreclosure (See LOANS). Primarily as a result of the current economic climate in Southern California, real estate values have decreased significantly over the last three years. In anticipation of a possible continuation of this declining trend in both commercial and residential real estate values, the Bank's management has provided an allowance for potential declining values of real estate .

     Other operating expenses for 1995 were affected by a decrease in insurance premiums paid by the Company to the FDIC for the Bank Insurance Fund (the BIF). For 1995, the Company paid a total premium of $811,000, compared to a premium of $1.3 million for 1994, and $1.2 million for 1993. The decrease for 1995 reflects the reduction in premiums as the BIF attained target reserve levels.

INCOME TAXES

     The Company's effective tax rate for 1995 was 41.55%, compared to an effective tax rate of 40.80% for 1994, and 38.80% for 1993. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. The increases in the combined effective tax rates each year resulted from increases in the Federal tax rate for revenues in excess of $10.0 million, and increases in the State tax rate.

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $936.9 million at December 31, 1995. This represented an increase of $100.8 million, or 12.06%, from total assets of $836.1 million at December 31, 1994. During 1994, total assets increased $148.7 million, or 21.63%, from total assets of $687.4 million at December 31, 1993. The level of assets at December 31, 1995, and 1994, included short term deposits of approximately $48.0 million and $40.0 million, respectively. These funds were reflected in the level of demand deposits and cash and due from banks at December 31, 1995, and 1994. Asset and deposit growth for 1994 was affected significantly by the acquisitions of Western Industrial National Bank and Pioneer Bank.

     A greater portion of the increase in assets for 1995 was allocated to investment securities. The increase in assets for 1994 was allocated approximately equally between loans and investment securities. Increases in assets for 1995 were funded by both increases in deposits and other borrowed funds. Increases in assets for 1994 were primarily funded by increased deposits.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 1995, and 1994. At December 31, 1995, the Company reported total investment securities of $284.6 million. This represented an increase of $92.4 million, or 48.05%, over total investment securities of $192.3 million at December 31, 1994. In addition, at December 31, 1995, federal funds sold totaled $7.0 million, compared to $15.0 million at December 31, 1994.

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 1995, securities held as available for sale totaled $260.4 million, representing 91.47% of total investment securities of $284.6 million at December 31, 1995. At December 31, 1995, net unrealized gains on investment securities available for sale totaled $303,789, which includes the unamoritized loss on an investment security that was transferred from available for sale to held to maturity.

LOANS

     At December 31, 1995, the Company reported net loans of $496.4 million. This represented an increase of $11.8 million, or 2.44%, from net loans of $484.6 million at December 31, 1994. During 1994, net loans increased $42.5 million, or 9.62%, from $442.1 million at year ended December 31, 1993. Gross loans acquired through acquisitions totaled approximately $46.4 million for 1994, and approximately $39.1 million for 1993.

     Table 7 presents the distribution of the Company's loan portfolio at the dates indicated.

TABLE 7 - Distribution of Loan Portfolio by Type
(amounts in thousands)
                                                             December 31,
                                        1995       1994       1993       1992       1991       1990
Commercial and Industrial           $ 234,709  $ 262,494  $ 249,648  $ 260,322  $ 248,168  $ 238,533
Real Estate
  Construction                         23,805     26,302     56,358     43,879     40,788     39,775
  Mortgage                            149,039    116,077     79,929     61,619     68,753     75,006
Consumer, net of unearned discount     15,876     15,553     12,517     11,642     13,067     13,948
Municipal Lease Finance Receivables    21,529     23,246     21,556      5,501        779      1,014
Agribusiness                           63,580     52,920     32,529          0          0          0
                                    ----------------------------------------------------------------
  Gross Loans                         508,538    496,592    452,537    382,963    371,555    368,276
                                    ----------------------------------------------------------------
Less:
  Allowance for Credit Losses           9,626      9,471      8,849      6,461      5,263      5,092
  Deferred Loan Fees                    2,463      2,503      1,604      1,840        718        426
                                    ----------------------------------------------------------------
Total Net Loans                     $ 496,449  $ 484,618  $ 442,084  $ 374,662  $ 365,574  $ 362,758
                                    ================================================================

     Table 8 provides the maturity distribution for commercial and industrial loans as well as real estate construction loans as of December 31, 1995. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 8 - Loan Maturities and Interest Rate Sensitivity
(amounts in thousands)
December 31, 1995
                                            After One
                                            But
                                 Within     Within     After
                                 One Year   Five Years Five Years  Total
Types of Loans:
  Commercial and industrial (1)  $ 229,401  $  93,078  $  51,904   $ 374,383
  Construction                      23,805          0          0      23,805
  Agribusiness                      55,121      3,144      5,315      63,580
                                 -------------------------------------------
                                 $ 308,327  $  96,222  $  57,219   $ 461,768
                                 ===========================================
Amount of Loans based upon:
  Fixed Rates                    $  61,103  $  93,078  $  51,904   $ 206,085
  Floating or adjustable rates     247,224      3,144      5,315     255,683
                                 -------------------------------------------
                                 $ 308,327  $  96,222  $  57,219   $ 461,768
                                 ===========================================

<F1>Includes approximately $125.6 million in fixed rate commercial real estate loans.
These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the
Company's books.

      As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in

Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1995, approximately 97.00% of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

     At December 31, 1995, nonperforming assets, which included nonperforming loans (see CREDIT RISK) and other real estate owned, totaled $35.1 million. This represented an increase of $3.7 million, or 11.69%, from total nonperforming assets of $31.4 million at December 31, 1994. The increase in nonperforming assets for 1995 was the result of increased nonperforming loans. Other real estate owned declined 16.30%, to $8.3 million at December 31, 1995, compared to $9.9 million at December 31, 1994.

     Although management believes that nonperforming loans are generally well secured and that potential losses are provided for in the Company's allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses. Table 9 provides information on nonperforming loans and other real estate owned at the dates indicated.

TABLE 9 - Non-Performing Assets
(amounts in thousands)
                                       December 31,
                                       1995      1994      1993      1992      1991
Non accrual loans                   $ 13,289  $ 12,613  $ 12,492  $  6,642  $  3,684
Loans past due 90 days or more             0         0         0       272        85
Restructured loans                    13,558     8,954       770     3,291     2,078
Other real estate owned (OREO)         8,253     9,860     9,768     8,797     3 586
                                    ------------------------------------------------
Total non performing assets         $ 35,100  $ 31,427  $ 23,030  $ 19,002  $  9,433
                                    ================================================
Percentage of non performing assets
  to total loans outstanding & OREO    6.82%     6.24%     5.00%     4.87%     2.52%
                                    ================================================
Percentage of non performing assets
  to total assets                      3.75%     3.76%     3.35%     3.21%     1.68%
                                    ================================================

     At December 31, 1995, the Company had loans for which interest was no longer accruing totaling $13.3 million. Approximately 40.00% of these nonaccrual loans were secured by real property which had a current appraisal that was less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1995, ranged between approximately 26.00% to 103.00%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan for which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan, due to the borrower's financial condition. At December 31, 1995, the Company had a total of $13.6 million in loans that were classified as restructured.

     Except for nonperforming loans as set forth in Table 9, and loans disclosed as impaired, the Bank's management is not aware of any loans as of December 31, 1995, for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact the current economic environment may have on the loan portfolio.

     At December 31, 1995, the net book value of the 17 properties held as other real estate owned totaled $8.3 million. The Bank is actively marketing these properties. The Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. While the Bank's management recognizes that the Southern California real estate market continues to remain weak, the Bank has recent appraisals on each property that support the carrying costs of these properties at December 31, 1995. No assurances can be given that further charges to earnings may not occur if Southern California real estate values continue to decrease, and the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $803.6 million at December 31, 1995. This represented an increase of $40.9 million, or 5.37%, from total deposits of $762.6 million at December 31, 1994. Total deposits included approximately $48.0 million in short term demand deposits at December 31, 1995, and $40.0 million in short term demand deposits at December 31, 1994. At December 31, 1993, total deposits were $596.0 million. During 1994, deposits assumed through acquisitions totaled approximately $96.2 million. This represented 57.75% of the $166.7 million increase in deposits for that year.

     Average noninterest bearing demand deposits totaled $268.7 million for the year ended December 31, 1995. This represented an increase of $31.7 million, or 13.41%, over average noninterest bearing demand deposits of $236.9 million for the year ended December 31, 1994. Noninterest bearing demand deposits averaged $178.5 million for the year ended December 31, 1993. The ability to fund greater portions of average assets with noninterest bearing demand deposits has contributed significantly to increases in the Company's net interest margin for each of the last three years.

     Table 10 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 1995.

TABLE 10 - Maturity Distribution of Large Denomination Time Deposits (amounts in thousands)

DECEMBER 31, 1995

3 months or less                    $  61,940
Over 3 months through 6 months         18,778
Over 6 months through 12 months        23,705
Over 12 months                          4,617
                                    ---------
  Total                             $ 109,040
                                    =========

LIQUIDITY

     Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Bank and CVB. Liquidity management includes projections of future sources and uses of funds to insure the availability of sufficient liquid reserves to provide for unanticipated circumstances.

     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses. The Bank maintains funds as overnight federal funds sold and other short term investment securities to provide for short term liquidity needs. In addition, the Bank maintains short term unsecured lines of credit with correspondent banks to provide for contingent liquidity needs.

     Other borrowed funds averaged $35.2 million for the year ended December 31, 1995. This represented an increase of $26.5 million over average borrowed funds of $8.7 million for the year ended December 31, 1994. The increased borrowing for 1995 is primarily the result of a secured short term loan from the Federal Home Loan Bank. Borrowed funds were used to purchase investment securities at a positive net interest spread.

     Net cash provided by operating activities, primarily representing net interest income, totaled $18.2 million for 1995, $9.5 million for 1994, and $10.6 million for 1993. Financing activities were primarily comprised of increased time certificates of deposits of $47.8 million, short term borrowed funds of $40.3 million, and a decrease in noninterest bearing deposits and money market and savings accounts of $11.0 million. Net cash provided by financing activities was $60.4 million for 1994, and $18.1 million for 1993. Cash and cash equivalents received as a result of acquisitions totaled $126,000 for 1995, $22.6 million for 1994 and $13.3 million for 1993. Net cash used in investing activities, primarily representing purchases of investments and to a lesser extent increases in loans, totaled $91.1 million for 1995, $43.6 million for 1994, and $52.4 million for 1993.

     At December 31, 1995, the Bank reported liquid assets, including cash, federal funds sold, and unpledged investment securities of $280.1 million. Liquid assets represented 29.90% of total assets at December 31, 1995.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For 1995, the Bank's loan to deposit ratio averaged 68.31%, compared to an average of 69.93% for 1994 and an average of 74.72% for 1993.

     The liquidity ratio provides another measure of the Bank's liquidity. This ratio is calculated by dividing the difference between short term liquid assets less short term volatile liabilities by the sum of loans and long term investments. This ratio measures the percentage of illiquid long term assets that are being funded by short term volatile liabilities. At December 31, 1995, this ratio was 13.44%, compared to 4.48% at December 31, 1994, and 2.72%, at December 31, 1993.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1995, approximately $3.3 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1995, neither the Bank nor CVB had any material commitments for capital expenditures. The purchase of Citizens Bank of Pasadena will require approximately $18.0 million in cash from the Bank. Investment securities maturing in the first quarter of 1996, coupled with the projected cash and cash equivalents to be purchased from Citizens Bank of Pasadena will provide sufficient funds to provide for the required cash purchase price.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to insure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases and mixes of assets.

     Tier 1 capital, stockholders' equity less intangible assets, was $69.4 million at December 31, 1995. This represented an increase of $10.0 million, or 16.86%, over Tier 1 capital of $59.4 million at December 31, 1994. Total adjusted capital, Tier 1 capital plus the lesser of the reserve for credit losses or 1.25% of risk weighted assets, totaled $76.9 million at December 31,

1995. This represented an increase of $10.6 million, or 15.97%, over total adjusted capital of $66.3 million at December 31, 1994.

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

     For purposes of calculating capital ratios, Federal bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. At December 31, 1995, the Company had an unrealized gain on investment securities net of taxes of $304,000, compared to a loss net of taxes of $6.6 million at December 31, 1994. At December 31, 1995, and 1994, the Company exceeded all of the minimum capital ratios required to be considered well capitalized.

     At December 31, 1995, the Company's total risk-based capital ratio was 13.06%, compared to a ratio of 12.06% at December 31, 1994. The ratio of Tier 1 capital to risk weighted assets was 11.79%, compared to a ratio of 10.81% at December 31, 1994. At December 31, 1995, the Company's leverage ratio was 8.05%, compared to a ratio of 7.53% at December 31, 1994. (See NOTE 13 of the Notes to the Consolidated Financial Statements.)

     Management has prepared calculations of the resulting capital ratios based on projected asset size and additional goodwill that will result from the purchase of Citizens Bank of Pasadena. Projected increases in goodwill were based on estimates of the market values of the assets to be purchased and liabilities assumed. Based on these projections, it is anticipated that the Company will continue to exceed all of the minimum capital ratios required to be considered well capitalized

     During 1995, the Board of Directors of the Company declared quarterly cash dividends that totaled 32 cents per share for the full year (29 cents per share after retroactive adjustment of the ten percent stock dividend declared on December 20, 1995). After retroactive adjustment, cash dividends declared during 1995 were the same as paid for 1994. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to exceed the current minimum capital standards.

     In October of 1995, the Financial Standards Accounting Board issued the SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 does not rescind or interpret the existing accounting rules for stock-based arrangements. The Company currently accounts for stock-based compensation under APB Opinion No. 25. The Company has unequivocally elected not to adopt SFAS No. 123 and continue to account for stock-based compensation as provided under APB Opinion No. 25.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CVB Financial Corp.
          Index to consolidated Financial Statements
              and Financial Statement Schedules

Consolidated Financial Statements
                                                      Page

Consolidated Balance Sheets --
  December 31, 1995 and 1994                           44

Consolidated Statements of Earnings
  Year Ended December 31, 1995,
     1994 and 1993                                     45

Consolidated Statements of
  Stockholders' Equity Year Ended
    December 31, 1995, 1994 and 1993                   46

Consolidated Statements of Cash Flows
  for the Year Ended December 31,
    1995, 1994 and 1993                                47

 Notes to Consolidated Financial Statements            48

Independent Auditors' Report                           66

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                                                        1995          1994
  Federal funds sold                                                     $   7,000,000 $  15,000,000
  Investment securities held to maturity (Note 2)                           24,272,507    19,018,218
  Investment securities available for sale (Note 2)                        260,373,597   173,248,095
  Loans and lease finance receivables, net
    (Notes 3,4 and 5)                                                      496,448,905   484,617,731
                                                                         ------------- -------------
      Total earning assets                                                 788,095,009   691,884,044

  Cash and due from banks                                                  104,886,440    94,828,593
  Premises and equipment, net (Note 6)                                      17,219,247    12,801,481
  Other real estate owned, net (Note 5)                                      8,253,002     9,860,467
  Deferred taxes (Note 7)                                                    4,472,177     7,956,906
  Goodwill                                                                   8,508,237     9,139,391
  Other assets                                                               5,505,810     9,624,467
                                                                         ------------- -------------
TOTAL                                                                    $ 936,939,922 $ 836,095,349
                                                                         ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits (Note 8):
    Noninterest-bearing                                                  $ 332,851,336 $ 327,807,389
    Interest-bearing                                                       470,722,517   434,816,532
                                                                         ------------- -------------
                                                                           803,573,853   762,623,921

  Demand note to U.S. Treasury                                               6,738,465     6,429,970
  Short-term borrowings (Note 9)                                            40,000,000
  Other liabilities                                                          8,367,388     5,101,530
                                                                         ------------- -------------
      Total liabilities                                                    858,679,706   774,155,421
                                                                         ------------- -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 12 and 13):
  Preferred stock - authorized, 20,000,000 shares without par value;
   no shares issued or outstanding
  Common stock - authorized, 50,000,000 shares without par value:
   issued and outstanding, 8,926,707 (1995) and 8,056,774 (1994)            43,436,317    32,437,767
  Retained earnings                                                         34,520,110    36,128,068
  Unrealized gain (loss) on investment securities available for sale,
   net of tax (Note 2)                                                         303,789    (6,625,907)
                                                                         ------------- --------------
      Total stockholders' equity                                            78,260,216    61,939,928
                                                                         ------------- --------------
TOTAL                                                                    $ 936,939,922 $ 836,095,349
                                                                         ============= ==============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1995

                                         1995         1994        1993
INTEREST INCOME:
  Loans, including fees              $ 50,158,139 $ 43,155,882 $ 37,036,068
                                     ------------ ------------ ------------
Investment securities:
    Taxable                            13,736,369   10,084,324    8,187,804
    Tax-advantaged                        552,926      375,525      131,424
                                     ------------ ------------ ------------
                                       14,289,295   10,459,849    8,319,228
                                     ------------ ------------ ------------
  Federal funds sold                      247,966      431,699      413,834
                                     ------------ ------------ ------------
       Total interest income           64,695,400   54,047,430   45,769,130
                                     ------------ ------------ ------------
INTEREST EXPENSE:
  Deposits (Note 8)                    14,538,843   10,773,128    9,657,636
  Other borrowings                      2,015,682      455,633      220,127
                                     ------------ ------------ ------------
       Total interest expense          16,554,525   11,228,761    9,877,763
                                     ------------ ------------ ------------
NET INTEREST INCOME BEFORE PROVISION
  FOR CREDIT LOSSES                    48,140,875   42,818,669   35,891,367

PROVISION FOR CREDIT LOSSES (Note 5)    2,575,000      350,000    1,720,000
                                     ------------ ------------ ------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                    45,565,875   42,468,669   34,171,367
                                     ------------ ------------ ------------
OTHER OPERATING INCOME:
  Service charges on deposit accounts   6,727,166    5,970,972    5,214,765
  Gain (loss) on sale of investment           369     (127,815)   3,721,041
    securities, net (Note 2)
  Other                                 2,362,907    1,743,253    1,809,115
                                     ------------ ------------ ------------
      Total other operating income      9,090,442    7,586,410   10,744,921
                                     ------------ ------------ ------------

OTHER OPERATING EXPENSES:
  Salaries, wages and employee
   benefits (Notes 11 and 12)        $ 16,494,846 $ 15,241,684 $ 14,439,434
  Occupancy (Note 10)                   2,984,170    2,805,380    2,169,864
  Equipment                             2,278,699    1,969,544    1,526,519
  Deposit insurance premiums              810,969    1,342,976    1,175,710
  Stationery and supplies               1,832,810    1,556,527    1,068,657
  Professional services                 2,860,529    1,850,000    1,713,993
  Data processing                         659,252      831,049      877,542
  Promotion                             1,448,851    1,494,757    1,115,182
  Other real estate owned expense
   (Note 5)                             3,259,884    3,308,133    3,834,015
  Other                                 2,423,006    2,034,574    1,432,843
                                     ------------ ------------  -----------
 Total other operating expenses        35,053,016   32,434,624   29,353,759
                                     ------------ ------------  -----------
  EARNINGS BEFORE INCOME TAXES         19,603,301   17,620,455   15,562,529

INCOME TAXES (Note 7)                   8,145,842    7,185,679    6,040,178
                                     ------------ ------------  -----------
 NET EARNINGS                        $ 11,457,459 $ 10,434,776  $ 9,522,351
                                     ============ ============  ===========
NET EARNINGS PER COMMON SHARE        $       1.22 $       1.13  $      1.05
                                     ============ ============  ===========

See accompanying notes to consolidated financial statements.
                                                            (Concluded)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995

                                                                                       UNREALIZED
                                                                                       GAIN/(LOSS)
                                               COMMON                                  ON SECURITIES
                                               SHARES       COMMON       RETAINED      AVAILABLE
                                               OUTSTANDING  STOCK        EARNINGS      FOR SALE
BALANCE, JANUARY 1, 1993                       6,577,865  $ 11,866,467  $ 40,171,748
   Common stock issued under stock option
    and deferred compensation agreements          35,753       490,922
  10% stock dividend, declared on
    December 15, 1993 and distributed
    on January 17, 1994                          660,964     8,262,050    (8,262,050)
  Tax benefit from exercise of certain
    stock options                                                             17,485
  Cash dividends                                                          (2,111,441)
  Net earnings                                                             9,522,351
                                               ---------   -----------   ------------
BALANCE, DECEMBER 31, 1993                     7,274,582    20,619,439    39,338,093

   Common stock issued under stock
    option plan and deferred compensation
    agreements                                    50,084       470,654
  10% stock dividend, declared on
    December 21, 1994 and distributed
    on January 24, 1995                          732,108    11,347,674   (11,347,674)
  Tax benefit from exercise of certain
    stock options                                                             46,415
  Cash dividends                                                          (2,343,542)
  Net earnings                                                            10,434,776
  Unrealized losses on securities available
    for sale, net of tax                                                              $(6,625,907)
                                               ---------   -----------   ------------ ------------
BALANCE, DECEMBER 31, 1994                     8,056,774    32,437,767    36,128,068   (6,625,907)

  Common stock issued under stock
    option plan and deferred compensation
    agreements                                    58,843       454,380
  10% stock dividend, declared on
    December 20, 1995 and distributed
    on January 23, 1996                          811,090    10,544,170   (10,544,170)
  Tax benefit from exercise of certain
    stock options                                                             75,825
  Cash dividends                                                          (2,597,072)
  Net earnings                                                            11,457,459
  Unrealized gains on securities available
    for sale, net of tax                                                               6,929,696
                                               ---------   -----------   ------------ -----------
 BALANCE, DECEMBER 31, 1995                    8,926,707  $ 43,436,317   $34,520,110  $  303,789
                                               =========  ============   ============ ===========

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995

                                                      1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                             $  62,860,948   $  51,205,480   $  45,518,868
  Service charges and other fees received           9,090,073       7,714,225       7,023,880
  Interest paid                                   (14,960,400)    (10,663,359)    (10,246,921)
  Cash paid to suppliers and employees            (31,269,910)    (31,894,127)    (25,509,643)
  Income taxes paid                                (7,557,407)     (6,818,811)     (6,145,842)
                                                --------------  --------------  --------------
      Net cash provided by operating activities    18,163,304       9,543,408      10,640,342
                                                --------------  --------------  --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available
    for sale                                       13,516,987      53,296,643      63,864,087
  Proceeds from maturities of securities available
    for sale                                       28,692,902      62,480,377
  Proceeds from maturities of securities held to
    maturity                                        1,667,623       1,119,772      42,248,230
  Purchases of securities available for sale     (117,966,851)   (163,500,011)
  Purchases of securities held to maturity         (6,767,297)     (2,366,781)   (117,560,921)
  Net increase in loans                           (20,186,658)     (1,448,189)    (35,577,319)
  Loan origination fees received                    2,622,019       2,857,475       2,394,180
  Proceeds from sale of other real estate owned     5,775,784       4,423,508       2,374,291
  Proceeds from sale of premises and equipment        586,858          56,728          24,212
  Purchases of premises and equipment              (6,828,719)     (5,324,476)     (2,324,386)
  Consideration received (paid) in business
    combinations                                    2,822,309      13,324,176      (5,043,323)
  Other investing activities                        4,974,883      (8,496,214)     (2,843,235)
                                                --------------  --------------  --------------
      Net cash used in investing activities       (91,090,160)    (43,576,992)    (52,444,184)
                                                --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in noninterest-bearing
     deposits and money market and savings
     accounts                                     (10,948,901)     53,601,842      28,949,459
  Net increase (decrease) in time certificates of
     deposit                                       47,832,612      16,821,858     (14,064,629)
  Net increase (decrease) in short-term borrowings 40,288,754      (7,792,948)      5,246,056
  Cash dividends on common stock                   (2,597,072)     (2,343,542)     (2,111,441)
  Proceeds from exercise of stock options             283,014         128,829         106,173
                                                --------------  -------------  ---------------
    Net cash provided by financing activities      74,858,407      60,416,039      18,125,618
                                                --------------  -------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              $   1,931,551   $  26,382,455   $ (23,678,224)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                               109,828,593      60,852,849      71,229,035
                                                -------------   -------------   --------------
CASH AND CASH EQUIVALENTS, END OF
   YEAR, BEFORE ACQUISITIONS                      111,760,144      87,235,304      47,550,811

CASH AND CASH EQUIVALENTS RECEIVED
  IN ACQUISITIONS                                     126,296      22,593,289      13,302,038
                                                -------------   -------------   --------------
CASH AND CASH EQUIVALENTS, END OF YEAR          $ 111,886,440   $ 109,828,593   $  60,852,849
                                                =============   =============   ==============
RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                  $  11,457,459   $  10,434,776   $   9,522,351
                                                -------------   -------------   --------------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Gain on sales of investment securities           (184,430)         (3,333)     (3,724,956)
    Loss on sales of investment securities            184,061         131,148           3,915
    Gain on sale of premises and equipment             (3,960)        (16,789)
    Gain on sale of other real estate owned          (277,608)         (6,563)         (5,967)
    Amortization of premiums on investment
      securities                                      274,095         336,308         710,718
    Provision for credit losses                     2,575,000         350,000       1,720,000
    Provision for losses on other real estate owned 1,900,000       2,400,000       2,830,000
    Accretion of deferred loan fees and costs      (1,137,727)     (1,905,470)     (1,628,527)
    Loan fees and costs deferred                   (1,097,674)     (2,624,409)     (1,328,458)
    Depreciation and amortization                   1,881,702       1,549,006       1,097,152
    Change in accrued interest receivable            (970,821)     (1,272,788)        667,547
    Change in accrued interest payable              1,594,125         565,402        (369,158)
    Deferred tax (benefit) provision               (1,382,537)        308,734        (944,053)
    Change in other assets and liabilities          3,351,619        (702,614)      2,089,778
                                                --------------   -------------   -------------
          Total adjustments                         6,705,845        (891,368)      1,117,991
                                                --------------   -------------   -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                    $  18,163,304    $  9,543,408    $ 10,640,342
                                                ==============   =============   =============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES -
  Real estate acquired through foreclosure      $   6,345,927    $  6,598,432   $   5,204,093
                                                ==============   =============  ==============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of CVB Financial Corp. and subsidiaries are in accordance with generally accepted accounting principles and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Chino Valley Bank (the "Bank") and Community Trust Deed Services, after elimination of all material intercompany transactions and balances.

    Nature of Operations - The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank's customers consist of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley and Orange County. The Bank operates 19 branches with the headquarters located in the City of Ontario.

    Investment Securities - The Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available for sale. Securities held to maturity are accounted for at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities available for sale are recognized in earnings at the time of sale and are determined on a specific identification basis.

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

    On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and provides guidance concerning the measurement of impairment on such loans and the recording of the related reserves. The adoption of this statement did not have a material affect on the results of operations or the financial position of the Bank taken as a whole.

    Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial term of the lease.

    Other Real Estate Owned - Other real estate owned, shown net of an allowance for losses of $1,195,843 and $1,180,090 at December 31, 1995 and 1994,
    respectively, represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

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

    Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    Earnings per Common Share - Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year, plus shares issuable upon the assumed exercise of outstanding common stock options (common stock equivalents). The weighted average number of common shares outstanding and common stock equivalents was 9,322,681 (1995), 9,211,154 (1994) and 9,089,379 (1993). Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends.

    Statement of Cash Flows- Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold.

    Recent Accounting Pronouncements - In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995 and encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at their intrinsic value at the date of grant.

    Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications - Certain amounts in previous years' financial statements and related footnote disclosures were reclassified to conform to the current year presentation.

2.  INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and estimated fair value was obtained from an independent pricing service.

                                                           1995
                                                      GROSS      GROSS
                                                   UNREALIZED  UNREALIZED
                                    AMORTIZED        HOLDING    HOLDING     FAIR
                                      COST            GAINS      LOSSES     VALUE
Investment securities held to
  maturity:
  Mortgage-backed securities     $   8,759,019   $   576,366  $ (145,242)  $   9,190,143
  Municipal bonds                   14,465,144       380,424     (52,922)     14,792,646
  Other debt securities              1,048,344                                 1,048,344
                                 -------------   -----------  -----------  -------------
                                 $  24,272,507   $   956,790  $ (198,164)  $  25,031,133
                                 =============   ===========  ===========  =============
Investment securities available
  for sale:
  U.S. Treasury securities       $  30,612,310   $   445,285  $  (29,615)  $  31,027,980
  Mortgage-backed securitie         15,259,068        27,893     (58,265)     15,228,696
  CMO/REMIC's                      165,226,252       934,042    (464,368)    165,695,926
  Government agency                 41,659,418       182,579     (53,002)     41,788,995
  FHLB stock                         6,632,000                                 6,632,000
                                 -------------   -----------  -----------  -------------
                                 $ 259,389,048   $ 1,589,799  $ (605,250)  $ 260,373,597
                                 =============   ===========  ===========  =============

                                                           1994
                                                      GROSS      GROSS
                                                   UNREALIZED  UNREALIZED
                                    AMORTIZED        HOLDING    HOLDING         FAIR
                                      COST            GAINS      LOSSES         VALUE
Investment securities held to
  maturity:
  Mortgage-backed securities     $  10,171,946   $    60,732  $   (397,368)  $  9,835,310
  Municipal bonds                    8,213,760                    (608,227)     7,605,533
  Other debt securities                632,512                                    632,512
                                 -------------   -----------  -------------  ------------
                                 $  19,018,218   $    60,732  $ (1,005,595)  $ 18,073,355
                                 =============   ===========  =============  ============
Investment securities available
  for sale:
  U.S. Treasury securities       $  59,294,064   $    59,331  $ (1,228,499)  $ 58,124,896
  Mortgage-backed securities        15,848,051                  (1,034,674)    14,813,377
  CMO/REMIC's                       97,556,299        99,626    (7,949,330)    89,706,595
  Government agency                 10,632,860                    (554,733)    10,078,127
  FHLB stock                           525,100                                    525,100
                                 -------------   -----------  -------------  ------------
                                 $ 183,856,374   $   158,957  $(10,767,236)  $173,248,095
                                 =============   ===========  =============  ============

    A mortgage-backed security classified as held to maturity at December 31, 1995 and 1994 was transferred from the available for sale portfolio in June 1994. The unrealized loss on this security was approximately $467,000 and $672,000, net of accretion, at December 31, 1995 and 1994, respectively.

    The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. All are issues of U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.

    At December 31, 1995 and 1994, investment securities having an amortized cost of approximately $116,056,000 and $114,669,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

    The amortized cost and fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMIC's have contractual maturities through 2022, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                   HELD TO MATURITY                  AVAILABLE FOR SALE
                                                     WEIGHTED                              WEIGHTED
                            AMORTIZED       FAIR     AVERAGE   AMORTIZED          FAIR     AVERAGE
                               COST         VALUE     YIELD       COST            VALUE     YIELD
Due in one year
 or less                                                     $  37,434,086  $  37,564,705  6.48%
Due after one year
 through five years      $    333,486  $    339,388  4.40 %     34,837,642     35,252,270  5.91%
Due after five years
 through ten years          4,770,474     4,771,939  4.78 %
Due after ten years        10,409,528    10,729,663  5.48 %
                         ------------  ------------  ------  -------------  -------------  -----
                           15,513,488    15,840,990  4.89 %     72,271,728     72,816,975  6.19%
FHLB stock                                                       6,632,000      6,632,000
Mortgage-backed
 securities and
 CMO/REMICs                 8,759,019     9,190,143  6.26 %    180,485,320    180,924,622  6.10%
                         ------------  ------------  ------  -------------  -------------  -----
                         $ 24,272,507  $ 25,031,133  5.42 %  $ 259,389,048  $ 260,373,597  6.13%
                         ============  ============  ======  =============  =============  =====

    Net realized gains and losses on sales of investment securities are as follows:
                                     1995         1994         1993
Gross realized gains            $    184,430  $     3,333  $ 3,724,956
Gross realized losses               (184,061)    (131,148)      (3,915)
                                ------------- ------------ ------------
                                $        369  $  (127,815) $ 3,721,041
                                ============= ============ ============

3.  LOANS AND LEASE FINANCE RECEIVABLES

    The Bank grants loans to its customers throughout its primary market in the San Gabriel Valley, Inland Empire and Orange County areas of Southern California, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected certain borrowers' ability to repay loans. Although management believes the level of allowances for credit losses is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy and/or increases in the interest rate charged on adjustable rate loans may result in increasing loan losses that cannot be reasonably predicted at December 31, 1995.

    The Bank makes loans to borrowers in a number of different industries. No industry had aggregate loan balances exceeding 10% of the December 31, 1995 or 1994 loan and lease finance receivables balance, with the exception of loans made to the agribusiness industry, which represents 13% and 11% of net loans outstanding at December 31, 1995 and 1994, respectively. At December 31, 1995, the Bank's loan portfolio included approximately $326.7 million of loans secured by commercial and residential real estate properties where the borrowers are involved in several industries.

    At December 31, 1995 the Bank held approximately $247.6 million of fixed rate loans.

    The following is a summary of the components of loan and lease finance receivables:
                                                    1995          1994
Commercial, financial and industrial             $234,708,614  $262,494,137
Real estate:
  Construction                                     23,804,890    26,301,562
  Mortgage                                        149,037,733   116,076,598
Loans to individuals for household, family and
  other consumer expenditures                      15,876,904    15,552,790
Municipal lease finance receivables                21,528,868    23,246,272
Agribusiness                                       63,580,122    52,919,802
                                                 ------------- -------------
                                                  508,537,131   496,591,161
Allowance for credit losses (Note 5)               (9,625,586)   (9,470,736)
Deferred loan origination fees, net                (2,462,640)   (2,502,694)
                                                 ------------- -------------
                                                 $496,448,905  $484,617,731
                                                 ============= =============

4.  TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

    In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

    The following is an analysis of the activity of all such loans:

                                               1995          1994
Outstanding balance, beginning of year      $ 3,343,000    $ 3,073,000
Credit granted, including renewals              270,000        486,000
Repayments                                     (558,000)      (216,000)
                                            ------------   ------------
Outstanding balance, end of year            $ 3,055,000    $ 3,343,000
                                            ============   ============

5.  ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

    Activity in the allowance for credit losses was as follows:

                                                1995           1994          1993
Balance, beginning of year                  $ 9,470,736    $ 8,849,442   $ 6,461,345
Provision charged to operations               2,575,000        350,000     1,720,000
Additions to allowance resulting from
  acquisitions                                               1,124,657     1,586,995
Loans charged off                            (2,619,620)    (1,021,230)   (1,018,370)
Recoveries on loans previously charged off      199,470        167,867        99,472
                                            ------------   ------------  ------------
Balance, end of year                        $ 9,625,586    $ 9,470,736   $ 8,849,442
                                            ============   ============  ============

    At December 31, 1995, the Bank had classified $559,233 of its loans as impaired and recorded a specific reserve of approximately $415,093 on such loans. At December 31, 1995, the Bank also classified $29,676,000 of its loans impaired, however, these loans are collateral dependent and, because the estimated fair value of the collateral exceeds the book value of the related loans at the date of measurement, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114 at that date. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $30,459,000. Interest income of $2,267,300 was recognized on impaired loans during the year ended December 31, 1995.

    At December 31, 1995, loans on nonaccrual status totaled $13,289,000, all of which are included in the impaired loans discussed above, compared to $12,613,000 at December 31, 1994.

    Due to financial difficulties encountered by certain borrowers, the Bank has restructured the terms of certain loans to facilitate loan payments. As of December 31, 1995 and 1994, loans with these restructured terms totaled $13,558,000 and $8,954,000, respectively. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1995, are considered impaired.

    Interest foregone on nonaccrual and restructured loans outstanding during the years ended December 31, 1995, 1994 and 1993 amounted to approximately $988,000, $1,363,000, and $1,186,000, respectively.

    Activity in the allowance for other real estate owned losses was as follows:

                                         1995          1994          1993
Balance, beginning of year          $  1,180,090  $  1,650,903  $    100,000
Provision charged to operations        1,900,000     2,400,000     2,830,000
Charge-offs of real estate owned      (1,884,247)   (2,870,813)   (1,279,097)
                                    ------------- ------------- -------------
Balance, end of year                $  1,195,843  $  1,180,090  $  1,650,903
                                    ============= ============= =============

    The Company incurred additional expenses of $1,359,884 (1995), $908,133
    (1994) and $1,004,015 (1993) related to the holding and disposition of other real estate owned.

6.  PREMISES AND EQUIPMENT

    Premises and equipment consist of:

                                                 1995          1994
Land                                       $   2,613,493  $   1,205,845
Bank premises                                  8,819,086      6,060,974
Furniture and equipment                       17,073,983     15,607,727
Leased property under capital lease              649,330        649,330
                                           -------------- --------------
                                              29,155,892     23,523,876
Accumulated depreciation and amortization    (11,936,645)   (10,722,395)
                                           --------------  -------------
                                           $  17,219,247   $ 12,801,481
                                           ==============  =============

7.  INCOME TAXES

    Income tax expense (benefit) comprised the following:

                                     1995           1994           1993
Current provision:
  Federal                        $ 7,141,463    $ 4,995,206    $ 5,088,401
  State                            2,386,916      1,881,739      1,895,830
                                 -----------    -----------    -----------
                                   9,528,379      6,876,945      6,984,231
                                 -----------    -----------    -----------
Deferred (benefit) provision:
  Federal                         (1,144,867)       165,756       (728,828)
  State                             (237,670)       142,978       (215,225)
                                 ------------   -----------    ------------
                                  (1,382,537)       308,734       (944,053)
                                 ------------   -----------    ------------
                                 $  8,145,842   $ 7,185,679    $ 6,040,178
                                 ============   ===========    ============

    Income tax liability (asset) comprised the following:

                                     1995           1994
Current:
  Federal                        $ 1,868,265   $     7,577
  State                              248,461        46,938
                                 ------------  ------------
                                   2,116,726        54,515
                                 ------------  ------------
Deferred:
  Federal                         (3,563,446)   (6,547,639)
  State                             (908,731)   (1,409,267)
                                 ------------  ------------
                                  (4,472,177)   (7,956,906)
                                 ------------  ------------
                                 $(2,355,451)  $(7,902,391)
                                 ============  ============

    The components of the net deferred tax asset are as follows:

FEDERAL                                      1995        1994
Deferred tax liabilities:
  Depreciation                           $   400,038  $   389,835
  Leases                                     183,558      204,023
  Unrealized gains on securities             181,000
  Other                                       75,608       65,748
                                         -----------  -----------
Gross deferred tax liability                 840,204      659,606
                                         -----------  -----------
Deferred tax assets:
  California franchise tax                   437,663      382,938
  Bad debt and credit loss deduction       2,965,394    2,390,997
  Other real estate owned reserves           940,153      413,032
  Unrealized loss on securities                         3,948,060
  Other                                       60,440       72,218
                                         -----------  -----------
Gross deferred tax asset                   4,403,650    7,207,245
                                         -----------  -----------
Net deferred tax asset - federal         $ 3,563,446  $ 6,547,639
                                         ===========  ===========

STATE                                         1995         1994

Deferred tax liabilities:
  Depreciation                           $   164,420  $   153,601
  Unrealized gain on securities               32,000
  Other                                       17,674       13,823
                                         -----------  -----------
Gross deferred tax liability                 214,094      167,424
                                         -----------  -----------
Deferred tax assets:
  Bad debt and credit loss deduction         756,110      673,418
  Other real estate owned reserves           303,535      131,073
  Unrealized loss on securities                           706,205
  Other                                       63,180       65,995
                                         -----------  -----------
Gross deferred tax asset                   1,122,825    1,576,691
                                         -----------  -----------
Net deferred tax asset - state           $   908,731  $ 1,409,267
                                         ===========  ===========

    A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                              1995                  1994
                        AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT     PERCENT
Federal income
  tax at
  statutory rate     $ 6,861,155   35.0 %   $ 6,167,159   35.0%   $ 5,342,369   34.3%
State franchise
  taxes, net of
  federal benefit      1,397,010    7.1       1,316,067    7.5      1,140,830    7.3
Tax-exempt interest     (627,409)  (3.2)       (561,837)  (3.2)      (335,131)  (2.2)
Other, net               515,086    2.6         264,290    1.5       (107,890)  (0.6)
                     ------------  -----    ------------  -----   ------------  -----
                     $ 8,145,842   41.5 %   $ 7,185,679   40.8%   $ 6,040,178   38.8%
                     ============  ======   ============  =====   ============  =====

8.  DEPOSITS

    Time certificates of deposit with balances of $100,000 or more amounted to approximately $109,040,000 and $68,089,000 at December 31, 1995 and 1994,
    respectively. Interest expense on such deposits amounted to approximately $4,924,000 (1995), $2,471,000 (1994) and $1,804,000 (1993).

9.  SHORT-TERM BORROWINGS

    On November 29, 1995, the Bank entered into a short-term borrowing agreement with the Federal Home Loan Bank ("FHLB") maturing on November 29, 1996. At December 31, 1995, the Bank had borrowed $40,000,000 at 5.5% annual interest. The FHLB is holding certain investment securities of the Bank as collateral for the borrowings.

10. COMMITMENTS AND CONTINGENCIES

    The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend the leases to 2031. The future minimum annual rental payments required, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995, excluding property taxes and insurance, are approximately as follows:

  1996                               $ 1,198,000
  1997                                 1,178,000
  1998                                 1,062,000
  1999                                 1,086,000
  2000                                 1,060,000
  Succeeding years                     3,117,000
                                     -----------
  Total minimum payments required    $ 8,701,000
                                     ===========

    Total rental expense for the Company was approximately $1,785,000 (1995), $1,670,000 (1994) and $1,449,000 (1993).

    At December 31, 1995, the Bank had commitments to extend credit of approximately $79,373,000 and obligations under letters of credit of $8,871,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

11. EMPLOYEE PROFIT SHARING PLAN

    The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors, and amounted to approximately $780,000 (1995), $715,000 (1994) and $680,000 (1993).

12. STOCK OPTION PLANS

    The Company has 1981 and 1991 plans under which options to purchase shares of the Company's common stock have been or may be granted to certain officers and directors. Under the 1981 plan, which expired in 1994, there are 84,795 options outstanding. No further grants can be made under this plan. Although no more options can be granted under this plan, the options granted thereunder will remain outstanding until they are exercised or canceled pursuant to their terms. The 1991 plan authorizes the issuance of up to 1,244,485 shares. Option prices under both plans are to be determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than ten years from the grant date.

    At December 31, 1995, options for the purchase of 711,271 shares of the Company's common stock were outstanding under both plans, of which options to purchase 538,528 shares were exercisable at prices ranging from $2.00 to $12.81; 545,452 shares of common stock were available for the granting of future options under the 1991 plan. The status of all optioned shares is as follows:

                                       SHARES        PRICE RANGE
Outstanding at January 1, 1993        605,130     $  2.00 - $  9.48
Granted                                74,197     $  8.17 - $ 10.89
Exercised                             (18,305)    $  5.63 - $  8.79
Canceled                              (18,741)    $  5.63 - $  8.80
                                     ---------

Outstanding at December 31, 1993      642,281     $  2.00 - $ 10.89
Granted                                54,813     $  9.80 - $ 12.81
Exercised                             (31,320)    $  2.91 - $  6.82
Canceled                              (13,891)    $  5.64 - $ 10.89
                                     ---------

Outstanding at December 31, 1994      651,883     $  2.00 - $ 12.81
Granted                               123,603     $ 12.73 - $ 13.49
Exercised                             (50,093)    $  5.64 - $ 10.89
Canceled                              (14,122)    $  5.64 - $  5.64
                                     ---------

Outstanding at December 31, 1995      711,271     $  2.00 - $ 13.49
                                     ========

    In 1995, 1994 and 1993, the Company granted to a key executive 13,310, 24,200, and 22,000 shares, respectively, of the Company's common stock in accordance with his compensation agreement. The agreement also provides for the granting of an additional 29,282 shares through 1996, for which the executive is entitled to receive stock and cash dividends.

13. REGULATORY MATTERS

    The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets.

    The Company meets all capital adequacy requirements to which it is subject as of December 31, 1995. The Company is considered well capitalized. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier 1 capital divided by average total assets) ratios.

    The Company's actual capital ratios at December 31 are as follows:

                                            WELL
                                            CAPITALIZED       ACTUAL
                                            REQUIREMENT    1995     1994
Total Capital (to Risk Weighted Assets)      10.0 %         13.0 %   12.0 %
Tier I Capital (to Risk Weighted Assets)      6.0 %         11.8 %   10.8 %
Tier I Capital (to Average Assets)            5.0 %          8.0 %    7.5 %

    In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1995, declare and pay additional dividends of approximately $3,278,000.

    Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 1995, this reserve requirement was approximately $16,684,000.

14. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                BALANCE SHEETS
                                (IN THOUSANDS)
                                            1995        1994
Assets:
  Investment in Chino Valley Bank           $ 73,832    $ 59,566
  Other assets, net                            7,736       3,083
                                            --------    --------
Total assets                                $ 81,568    $ 62,649
                                            ========    ========

Liabilities                                 $  3,308    $    709
Stockholders' equity                          78,260      61,940
                                            --------    --------
Total liabilities and stockholders' equity  $ 81,568    $ 62,649
                                            ========    ========

                            STATEMENTS OF EARNINGS
                                (IN THOUSANDS)

                                            1995        1994       1993
Equity in earnings of Chino Valley Bank     $ 11,632    $ 10,724   $  9,935
Other expense, net                              (175)       (289)      (413)
                                            ---------   ---------  ---------
Net earnings                                $ 11,457    $ 10,435   $  9,522
                                            =========   =========  =========

                              STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                 1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $ 11,457  $ 10,435  $   9,522
                                                 --------  --------  ---------
  Adjustments to reconcile net earnings to cash
    (used in) provided by operating activities
    Earnings of Chino Valley Bank                 (11,632) (10,724)     (9,935)
    Other operating activities, net                (1,839)  (1,088)      1,405
                                                 --------- --------   ---------
          Total adjustments                       (13,471) (11,812)     (8,530)
                                                 --------- --------   ---------
  Net cash (used in) provided by operating
    activities                                     (2,014)  (1,377)        992
                                                 --------- --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Chino Valley Bank         4,296   18,619       6,098
  Investment in subsidiaries                               (14,797)     (4,693)
                                                 --------- --------   ---------
      Net cash provided by operating activities     4,296    3,822       1,405
                                                 --------- --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock                   (2,597)  (2,344)     (2,111)
  Proceeds from exercise of stock options             283      129         106
                                                 --------- --------   ---------
      Net cash used in financing activities        (2,314)  (2,215)     (2,005)
                                                 --------- --------   ---------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                (32)     230         392

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                   792      562         170
                                                 --------- --------   ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                    $    760  $   792    $    562
                                                 ========= ========   =========

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data follows:

                                                         THREE MONTHS ENDED
                                            MARCH 31   JUNE 30  SEPTEMBER 30 DECEMBER 31
1995                                           (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Net interest income                         $ 12,104  $ 11,643  $ 11,870     $ 12,524
Provision for credit losses                    1,225       350                  1,000
Net earnings                                   2,541     2,647     2,985        3,284
Earnings per common share                       0.27      0.28      0.32         0.35

1994

Net interest income                         $  9,424  $  9,923  $ 11,644     $ 11,828
Provision for credit losses                       50       100       200
Loss on sale of investment securities, net       128
Net earnings                                   2,221     2,430     2,899        2,885
Earnings per common share                       0.24      0.26      0.32         0.31

16. FAIR VALUE INFORMATION

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1995 and 1994. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                       1995
                                              CARRYING      ESTIMATED
ASSETS                                         AMOUNT      FAIR VALUE
Cash and due from banks                   $ 104,886,440  $ 104,886,400
Federal funds sold                            7,000,000      7,000,000
Investment securities held to maturity       24,272,507     25,031,133
Investment securities available for sale    260,373,597    260,373,597
Loans and lease finance receivables, net    496,448,905    496,956,000

LIABILITIES

Deposits:
  Noninterest-bearing                       332,851,336    332,851,336
  Interest-bearing                          470,722,517    471,475,000
Demand note to U.S. Treasury                  6,738,465      6,738,465
Short-term borrowings                        40,000,000     40,000,000

                                                       1994

                                              CARRYING      ESTIMATED
ASSETS                                         AMOUNT      FAIR VALUE

Cash and due from banks                   $  94,828,593  $  94,828,593
Federal funds sold                           15,000,000     15,000,000
Investment securities held to maturity       19,018,218     18,073,355
Investment securities available for sale    173,248,095    173,248,095
Loans and lease finance receivables, net    484,617,731    466,828,000

LIABILITIES

Deposits:
  Noninterest-bearing                       327,807,389    327,807,389
  Interest-bearing                          434,816,532    434,034,000
Demand note to U.S. Treasury                  6,429,970      6,429,970

    The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

      For federal funds sold and cash and due from banks the carrying amount is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from an independent pricing service.

      The carrying amount of loans and lease financing receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees, and the allocable portion of the allowance for credit losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans in nonaccrual status, is considered to be their estimated fair value.

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

      The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1995 and

      1994 includes the carrying amount of nonaccrual loans at each respective date.

      The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, and short-term borrowings with the FHLB are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

17. BUSINESS ACQUISITIONS

    On November 3, 1995, the Board of Directors of the Company and Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"), announced the execution of a definitive agreement regarding the acquisition of Citizens by the Bank.

    The transaction is subject to appropriate regulatory approvals and approval by the shareholders of Citizens. It is anticipated that the transaction will close during the second quarter of 1996, with Citizens being merged into the Bank.

    On October 20, 1995, the Bank purchased the Victorville branch of Vineyard National Bank ("VNB"). On June 24, 1994, the Company purchased Western Industrial National Bank ("WINB") and contributed the assets and liabilities of WINB to the Bank. In addition, the Bank assumed deposits and purchased certain assets of a failed institution, Pioneer Bank ("PB"), as of July 8, 1994, from the Federal Deposit Insurance Corporation. The results of operations since the dates of these acquisitions are included in the accompanying consolidated statements of earnings. A summary of the significant components of these transactions are as follows:

                                      1995         1994
                                      VNB          WINB          PB
Cash and cash equivalents         $    126,296  $ 16,594,750  $  5,998,539
Fair value of other assets           1,155,703    36,375,489    17,505,877
Fair value of liabilities assumed   (4,104,308)  (44,150,079)  (52,925,330)
Goodwill                                           5,976,578     1,300,000
                                  ------------- ------------- -------------
Consideration (received) paid     $ (2,822,309) $ 14,796,738  $(28,120,914)
                                  ============= ============  =============

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of
 CVB Financial Corp.
Ontario, California:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries, as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/S/Deloitte & Touche LLP
Deloitte & Touche LLP
January 26, 1996
Los Angeles, California

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

Financial Statements

     Reference is made to the Index to Financial Statements at page 43 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 71 of this Form 10-K.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following compensation plans and arrangements are filed as exhibits to this Form 10-K: 1981 Stock Option Plan, Exhibit 10.1; Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Agreement between John Cavallucci, Chino Valley Bank and CVB Financial Corp. dated March 26, 1991 and Waiver Agreement dated October 4, 1991, Exhibit 10.18; Key Employee Stock Grant Plan, Exhibit 10.19. See Index to Exhibits at Page 71 to this Form 10-K.

REPORTS ON FORM 8-K

None

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

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

                                CVB FINANCIAL CORP.
                                (Registrant)


                                By
                                /S/D.Linn Wiley
                                D. LINN WILEY
                                President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                    Date

/S/George A. Borba       Chairman of the Board    March 27, 1996
George A. Borba

/S/John A. Borba         Director                 March 27, 1996
John A. Borba

/S/Ronald O. Kruse       Director                 March 27, 1996
Ronald O. Kruse

/S/John J. LoPorto       Director                 March 27, 1996
John J. LoPorto

/S/Charles M. Magistro   Director                 March 27, 1996
Charles M. Magistro

/S/John Vander Schaaf    Director                 March 27, 1996
John Vander Schaaf

/S/Robert J. Schurheck   Chief Financial Officer  March 27, 1996
Robert J. Schurheck      (Principal Financial
                         and Accounting Officer)

/S/D. Linn Wiley         Director, President and  March 27, 1996
D. Linn Wiley            Chief Executive Officer
                         (Principal Executive Officer)

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

10.25   Lease by and between Bank of America and Chino Valley
        Bank dated October 15, 1993, for the West Arcadia
        Office.(11)                                             *

10.26   Lease be and between RCI Loring and CVB Financial Corp
        dated March 11, 1993, for the Riverside Office. (11)    *

10.27   Lease by and between 110 Wilshire Building Partners, a
        California Partnership and Chino Valley Bank dated
        October 21, 1994 for the Fullerton Office (13)          *

10.28   Agreement and Plan of Reorganization between
        Chino Valley Bank, CVB Financial Corp. and Citizens
        Commercial Trust & Savings Bank of Pasadena,
        dated November 1, 1995. (14)                            *

22      Subsidiaries of Company. (9)                            *

23      Consent of Independent Certified Public Accountants.   75

27      Financial Data Schedule                                76

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

(13) Filed as Exhibit 10.27 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.

(14) Filed as Exhibit 10.28 to the Registrants Quarterly report on Form 10-Q filed with the Commission on November 13, 1995 which is incorporated herein by this reference.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the 1981 Stock Option Plan Registration Statement No. 2-76121 on Form S-8, the 1991 Stock Option Plan Registration Statement No. 33-41318 on Form S-8 and the Key Employee Stock Grant Plan Registration Statement No. 33-50442 on Form S-8 of our report dated January 26, 1996, appearing on page 66 in this Annual Report on Form 10-K of CVB Financial Corp. for the fiscal year ended December 31, 1995.

/S/Deloitte & Touche LLP
Deloitte & Touche LLP
March 27, 1996
Los Angeles, California