Form 10-Q
period 1996-03-31
CVB FINANCIAL CORP
filed 1996-05-14
CIK 354647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

For Quarter Ended March 31, 1996             Commission File Number: 1-10394

                              CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          California                                95-3629339
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                 No.)

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

                                YES  X       NO

Number of shares of common stock of the registrant: 9,035,051 outstanding as of
                                  May 9, 1996.

 This Form 10-Q contains 23 pages.  Exhibit index on page 21.

                 PART I - FINANCIAL INFORMATION
             CVB FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  dollar amounts in thousands

                                                MARCH 31,    DECEMBER 31,
                                                   1996         1995
                                               (UNAUDITED)
ASSETS
Investment securities held-to-maturity
   (market values of $26,207 and $25,031)      $    25,817  $      24,272
Investment securities available-for-sale           295,064        260,374
Federal funds sold and interest-bearing
   deposits with other financial institutions       30,000          7,000
Loans and lease finance receivables, net           545,407        496,449
                                               ------------ -------------

     Total earning assets                          896,288        788,095
Cash and due from banks                             82,281        104,886
Premises and equipment, net                         23,575         17,219
Other real estate owned, net                         7,537          8,253
Goodwill                                            11,986          8,508
Other assets                                        16,710          9,979
                                               ------------ -------------
                                               $ 1,038,377  $     936,940
                                               ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                       $   331,532  $     332,851
     Interest-bearing                              565,782        470,723
                                               ------------ -------------
                                                   897,314        803,574
   Demand note issued to U.S. Treasury               7,069          6,738
   Long-term capitalized lease                         469            475
   Repurchase Agreement                             40,000         40,000
   Other liabilities                                14,689          7,893
                                               ------------ -------------
                                                   959,541        858,680
                                               ------------ -------------
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding)           0              0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      9,035,051 and 8,926,707)                      43,657         43,436
   Retained earnings                                36,554         34,520
   Net unrealized losses on investment
       securities available-for-sale                (1,375)           304
                                               ------------ -------------
                                                    78,836         78,260
                                               ------------ -------------
                                               $ 1,038,377 $      936,940
                                               =========== ==============

See accompanying notes to the consolidated financial statements.

                 CVB FINANCIAL CORP.  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                        (unaudited)
             dollar amounts in thousands, except per share

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                     1996     1995
Interest income:
  Loans, including fees                            $12,397  $12,360
  Investment securities:
     Taxable                                         3,769    3,251
     Tax-advantaged                                    193      101
                                                   -------  -------
                                                     3,962    3,352
  Federal funds sold and interest bearing
     deposits with other financial institutions        143       25
                                                   -------  -------
                                                    16,502   15,737
Interest expense:
  Deposits                                           4,214    3,153
  Other borrowings                                     640      480
                                                   -------  -------
                                                     4,854    3,633
                                                   -------  -------
    Net interest income                             11,648   12,104
Provision for credit losses                          1,213    1,225
                                                   -------  -------
    Net interest income after
       provision for credit losses                  10,435   10,879
Other operating income:
   Service charges on deposit accounts               1,735    1,650
   Gains on sale of other real estate owned             80        6
   Other                                             2,777      442
                                                   -------  -------
                                                     4,592    2,098
Other operating expenses:
   Salaries and employee benefits                    4,236    4,251
   Deposit insurance premiums                            1      397
   Occupancy                                           772      790
   Equipment                                           644      518
   Provision for losses on other real estate owned   2,069        0
   Other                                             2,545    2,664
                                                   -------  -------
                                                    10,267    8,620
                                                   -------  -------
Earnings before income taxes                         4,760    4,357
Provision for income taxes                           2,002    1,816
                                                   -------  -------
    Net earnings                                   $ 2,758  $ 2,541
                                                   =======  =======
Earnings per common share                          $  0.30  $  0.27
                                                   =======  =======
Cash dividends per common share                    $  0.08  $  0.07
                                                   =======  =======

See accompanying notes to the consolidated financial statements.
                  CVB FINANCIAL CORP.  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                       dollar amounts in thousands

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                   1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                         $  15,767  $  14,969
     Service charges and other fees received                       4,592      2,098
     Interest paid                                                (4,630)    (3,440)
     Cash paid to suppliers and employees                         (8,758)    (7,627)
     Income taxes paid                                              (265)      (205)
                                                               ---------- ----------
                                                                   6,706      5,795
                                                               ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of securities available for sale    24,537      5,906
     Proceeds from maturities of securities held to maturity         395        373
     Purchases of securities available for sale                   (9,662)   (28,322)
     Purchases of securities held to maturity                     (7,408)      (112)
     Net decrease in loans                                         6,749      7,777
     Loan origination fees received                                  514        448
     Proceeds from sale of premises and equipment                     15         20
     Purchase of premises and equipment                             (439)      (216)
     Consideration paid in business combinations                 (18,322)         0
     Other investing activities                                      (38)       729
                                                               ---------- ----------
                                                                  (3,659)   (13,397)
                                                               ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in transaction deposits                      (24,506)   (72,828)
     Net increase in time deposits                                 6,510     10,794
     Net increase in short-term borrowings                           326     30,167
     Dividends paid                                                 (725)      (652)
     Proceeds from exercise of stock options                         221         63
                                                               ---------- ----------
                                                                 (18,174)   (32,456)
                                                               ---------- ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (15,127)   (40,058)
CASH AND CASH EQUIVALENTS, beginning of year                     111,886    109,829
                                                               ---------- ----------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                      96,759     69,771
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
  CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA          15,522          0
                                                               ---------- ----------
CASH AND CASH EQUIVALENTS, March 31,                           $ 112,281  $  69,771
                                                               ========== ==========

See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                        dollar amounts in thousands

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                  1996       1995
RECONCILIATION OF NET EARNINGS TO NET CASH
PROVIDED BY
OPERATING ACTIVITIES:
     Net earnings                                              $   2,758  $   2,541
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
     Amortization of premiums (accretion of discount)
       on investment securities                                      146        (25)
     Provisions for loan and OREO losses                           3,282      1,225
     Accretion of deferred loan fees and costs                      (378)      (449)
     Loan origination costs capitalized                             (331)      (379)
     Depreciation and amortization                                   576        466
     Change in accrued interest receivable                          (502)      (294)
     Change in accrued interest payable                              224        193
     Change in other assets and liabilities                          931      2,517
                                                               ---------- ----------
                                                                   3,948      3,254
                                                               ---------- ----------
                                                               $   6,706  $   5,795
                                                               ========== ==========

Supplemental Schedule of Noncash Investing and Financing Activities
     Purchase of Citizens Commercial Trust and Savings Bank:
      Cash and cash equivalents acquired                       $  15,522
      Fair value of other assets acquired                         98,350
      Fair value of liabilities assumed                         (117,512)
      Intangibles                                                  3,640
                                                               ----------
     Consideration (received) paid                             $       0
                                                               ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1996 and 1995

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1995 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material affect on the results of operations or the financial position of the Bank taken as a whole. At March 31, 1996, the Bank had classified $4.2 million of its loans as impaired and recorded a specific reserve of approximately $4.0 million on such loans. At March 31, 1996, the Bank also classified $25.7 million of its loans as impaired, however, these loans are collateral dependent and, because the estimated fair value of the collateral exceeds the book value of the related loans at the date of measurement, no specific loss reserve was recorded on these loans in accordance with SFAS No. 114 at that date.

2. Certain reclassifications have been made in the 1995 financial information to conform to the presentation used in 1996.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1996, the Company had entered into commitments with certain customers amounting to $101.7 million compared to $79.4 million at December 31, 1995. Letters of credit at March 31, 1996 and December 31, 1995 were $8.5 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1996 was 9,035,051. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 9,226,083 at March 31, 1996 and 9,243,988 at March 31, 1995. All 1995 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 20, 1995.

6. Supplemental cash flow information. During the three-month period ended March 31, 1996, loans amounting to $2.1 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the three-month period ended March 31, 1996, amounted to $795,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1995 annual report.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

     On March 29, 1996, the Bank acquired through merger Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). As a result of the merger, the Bank acquired assets with a market value of approximately $117.5 million, net loans with a market value of approximately $58.9 million, and deposits with a market value of approximately $111.7 million. In addition, at December 31, 1995 Citizens held trust assets of approximately $800 million that were not included on the balance sheet of the Bank. As the merger was effective on the evening of the final business day of the quarter, there was no impact to the Bank or Company's earnings for the quarter ended March 31, 1996. However, as a result of the acquisition, revenues and expenses will be higher during subsequent quarters of 1996. The assets acquired and liabilities assumed are included in the Company's March 31, 1996 consolidated balance sheet. Coincidental with the merger, the Bank changed its name to Citizens Business Bank from Chino Valley Bank.

                                RESULTS OF OPERATIONS

     The Company reported net earnings of $2,758,000, or $0.30 per share, for the quarter ended March 31, 1996, compared to $2,541,000, or $0.27 per share, for the quarter ended March 31, 1995. This represented an increase in earnings of $217,000, or 8.53%. For the quarter ended March 31, 1996, the annualized return on average assets was 1.23%, and the annualized return on average equity was 13.73%. For the quarter ended March 31, 1995, the annualized return on average assets was 1.26%, and the annualized return on average equity was 16.02%.

     Pre-tax operating earnings, which excludes the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the settlement of litigation, totaled $5,862,000 for the quarter ended March 31, 1996. This represented an increase of $286,000 or 5.13%, over pre-tax operating income of $5,576,000 for the quarter ended March 31, 1995.

NET INTEREST INCOME/NET INTEREST MARGIN
     The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing deposits and borrowed funds.

     The net interest margin was 6.03% for the quarter ended March 31, 1996, compared to a net interest margin of 6.96% for the quarter ended March 31, 1995. The decrease in the net interest margin resulted as net interest income declined and average earning assets increased. Net interest income totaled $11.6 million for the quarter ended March 31, 1996. This represented a decrease of $456,000, or 3.77%, from net interest income of $12.1 million for the quarter ended March 31, 1995. Earning assets averaged $778.2 million for the quarter ended March 31, 1996. This represented an increase of $80.7 million, or 11.57%, over average earning assets of $697.5 million for the quarter ended March 31, 1995.

     The decrease in net interest income was the result of a decrease in the net interest spread. The net interest spread decreased to 4.81% for the quarter ended March 31, 1996, from 6.00% for the quarter ended March 31, 1995. The decrease in the net interest spread resulted from a decrease in the yield on average earning assets coupled with an increase in the cost of average deposits and other borrowings. The yield on average earning assets decreased to 8.52% for the quarter ended March 31, 1996, from 9.05% for the quarter ended March 31, 1995. The cost of average interest bearing liabilities increased to 3.71% for the quarter ended March 31, 1996, compared to 3.05% for the quarter ended March 31, 1995.

     For the quarter ended March 31, 1996, the Company earned interest and fees of $12.4 million on average loans of $503.8 million, representing an annualized yield of 9.84%. For the quarter ended March 31, 1995, the Company earned interest and fees of $12.3 million on average loans of $489.7 million, for an annualized yield of 10.10%. For the quarter ended March 31, 1996, investment income totaled $4.1 million, on average investments of $283.9 million, representing an annualized yield of 5.78%. This compared to investment income of $3.4 million, on average investments of $216.9 million, for an annualized yield of 6.23% for the quarter ended March 31, 1995. The decrease in yields on loans and investments for the first quarter of 1996, compared to the first quarter of 1995, reflected lower interest rates between the two periods.

     Although interest rates in general were lower for first quarter of 1996 compared to the first quarter of 1995, the cost of deposits increased. The increase in the cost of deposits reflected increased competition for funds. For the quarter ended March 31, 1996, the Bank paid total interest expense of $4.9 million on average interest bearing liabilities of $523.2 million, representing an annualized cost of 3.71%. This compared to total interest expense of $3.6 million, on average interest bearing liabilities of $476.9 million, for an annualized cost of 3.05% for the quarter ended March 31, 1995.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 1996 and 1995. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS
(dollars in thousands)

                                                   THREE-MONTH PERIODS ENDED MARCH 31,
                                                            1996                           1995
                                               Average                       Average
ASSETS                                         Balance   Interest   Rate     Balance    Interest   Rate
Investment Securities
  Taxable                                     $ 257,921     3,769   5.85%    $ 207,015     3,251   6.28%
  Tax advantaged (F1)                            15,201       193   6.93%        8,161       101   6.93%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions    10,808       143   5.29%        1,761        25   5.68%
Net Loans (F2) (F3)                             494,265    12,397  10.03%      480,569    12,360  10.29%
                                              ---------------------------    ---------------------------
Total Earnings Assets                           778,195    16,502   8.52%      697,506    15,737   9.05%
Total Non-earning Assets                        116,321                        110,654
                                              ---------                      ---------
Total Assets                                  $ 894,516                      $ 808,160
                                              =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                               $ 283,029                      $ 262,968
Savings Deposits (F4)                           302,032     1,874   2.48%      313,913     1,688   2.15%
Time Deposits                                   174,161     2,340   5.37%      128,684     1,465   4.55%
                                              ---------------------------    ---------------------------
Total Deposits                                  759,222     4,214   2.22%      705,565     3,153   1.79%
                                              ---------------------------    ---------------------------
Other Borrowings                                 47,020       640   5.44%       34,349       480   5.59%
                                              ---------------------------    ---------------------------
Total Interest-Bearing Liabilities              523,213     4,854   3.71%      476,946     3,633   3.05%
                                              ---------                      ---------
Other Liabilities                                 7,954                          4,787
Stockholders' Equity                             80,320                         63,459
                                              ---------                      ---------
Total Liabilities and
  Stockholders' Equity                        $ 894,516                      $ 808,160
                                              =========                      =========

Net interest spread                                                 4.81%                          6.00%
Net interest margin                                                 6.03%                          6.96%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1996, $561; 1995, $517.
(F3) Nonperforming loans are included in net loans as follows: 1996, $12,907; 1995, $11,290.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST INCOME, INTEREST EXPENSE AND NET INTEREST INCOME
(amounts in thousands)

                                              Comparison of three-month period
                                                ended March 31, 1996 and 1995
                                      Increase (decrease) in interest income or expense
                                                    due to changes in
                                                                Rate/
                                        Volume        Rate      Volume            Total
Interest Income:
  Taxable investment securities       $    799     $  (226)     $  (55)        $    518
  Tax advantaged securities                 87           3           2               92
  Fed funds sold & interest bearing
   deposits with other institutions        129          (2)         (9)             118
  Loans                                    352        (306)         (9)              37
                                       --------------------------------------------------
Total earning assets                     1,367        (531)        (71)             765
                                       --------------------------------------------------
Interest Expense:
  Savings deposits                        (64)         261         (10)             187
  Time deposits                            518         263          93              874
  Other borrowings                         178         (13)         (5)             160
                                      --------------------------------------------------
Total interest-bearing liabilities         632         511          78            1,221
                                      --------------------------------------------------
Net Interest Income                   $    735     $(1,042)     $ (149)        $   (456)
                                      ===================================================

      The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At March 31, 1996, the Bank's 90 days or less maturity/repricing gap was a negative $81.3 million, compared to a negative gap of $61.9 million at December 31, 1995. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates earned on different asset products and interest rates paid for different liability products offered by the Bank respond differently to changes in market interest rates, gap analysis is only a general indicator of interest rate sensitivity.

CREDIT LOSS EXPERIENCE
     The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $11.5 million at March 31, 1996. This represented an increase of $1.8 million, or 19.2%, over the allowance for credit losses of $9.6 million at December 31, 1995. At March 31, 1996, the allowance for credit losses was equal to 2.06% of gross loans, representing an increase from an allowance for credit losses that was equal to 1.90% of gross loans at December 31, 1995.

     For the quarter ended March 31, 1996, the provision for credit losses was $1,213,000, representing a decrease of $12,000, or 1.0%, from a provision for credit losses of $1,225,000 for the quarter ended March 31, 1995. In addition, for the quarter ended March 31, 1996, the allowance for credit losses was increased by $1,020,000 as a result of adjustments incident to the Citizens merger. Loans charged to the allowance for credit losses, net of recoveries, totaled $387,000 for the quarter ended March 31, 1996, compared to net loans charged to the allowance for credit losses of $1,503,000 for the quarter ended March 31, 1995.

     Nonaccrual loans declined to $12.9 million at March 31, 1996, compared to $13.3 million at December 31, 1995. This represented a decrease of $382,000, or 2.9%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of March 31, 1996, and December 31, 1995. The Company has adopted the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

      While management believes that the allowance was adequate at March 31, 1996 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - SUMMARY OF CREDIT LOSS EXPERIENCE                     Three-months
(amounts in thousands)                                        ended March 31,
                                                                 1996     1995
Amount of Total Loans at End of Period                       $ 556,879 $ 483,329
                                                             ========= =========
Average Total Loans Outstanding                              $ 503,800 $ 489,660
                                                             ========= =========
Allowance for Credit Losses at Beginning of Period           $   9,626 $   9,471
Loans Charged-Off:
  Real Estate Loans                                                300     1,447
  Commercial and Industrial                                        152       116
  Consumer Loans                                                    23         8
                                                             --------- ---------
    Total Loans Charged-Off                                        475     1,571
                                                             --------- ---------
Recoveries:
  Real Estate Loans                                                 84        18
  Commercial and Industrial                                          2        44
  Consumer Loans                                                     2         6
                                                             --------- ---------
    Total Loans Recovered                                           88        68
                                                             --------- ---------
Net Loans Charged-Off                                              387     1,503
                                                             --------- ---------
Provision Charged to Operating Expense                           1,213     1,225
                                                             --------- ---------
Adjustment Incident to Mergers                                   1,020         0
                                                             --------- ---------
Allowance for Credit Losses at End of period                 $  11,472 $   9,193
                                                             ========= =========

Net Loans Charged-Off to Average Total Loans*                    0.31%     1.23%
Net Loans Charged-Off to Total Loans at End of Period*           0.28%     1.24%
Allowance for Credit Losses to Average Total Loans               2.28%     1.88%
Allowance for Credit Losses to Total Loans at End of Period      2.06%     1.90%
Net Loans Charged-Off to allowance for Credit Losses*           13.49%    65.40%
Net Loans Charged-Off to Provision for Credit Losses            31.90%   122.69%

* Net Loan Charge-Off amounts are annualized.

OTHER OPERATING INCOME
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services (the Company's non-bank subsidiary), and other revenues not derived from interest on earning assets. Other operating income for the quarter ended March 31, 1996 was $4.6 million. This represented an increase of $2.5 million, or 118.9%, over other operating income of $2.1 million for the quarter ended March 31, 1995. Included as other income for the quarter ended March 31, 1996, was a $2.1 million settlement paid to the Bank resulting from litigation with a former officer of the Bank and Company.

OTHER OPERATING EXPENSES
     Other operating expenses totaled $10.3 million for the quarter ended March 31, 1996. This represented an increase of $1.6 million, or 19.1%, over other operating expenses of $8.6 million for the quarter ended March 31, 1995. Other operating expenses for the quarter ended March 31, 1996, were affected by a $2.1 million provision for potential losses from the sale of other real estate owned. Recent appraisals valuing specific real estate acquired by the Bank through foreclosure indicated that real estate values in the Bank's market territory continued to decline. The $2.1 million provision for potential losses adjusted the book values of all of the Bank's other real estate owned to reflect these most recent valuations. There was no provision for potential losses on other real estate owned for the quarter ended March 31, 1995.

     Net of the provision for potential losses from the sale of other real estate owned, operating expenses totaled $8.2 million for the quarter ended March 31, 1996. This represented a decrease of $422,000, or 4.90%, from operating expenses of $8.6 million for the quarter ended March 31, 1995. Salaries and employee benefit expense totaled $4.2 million for the quarter ended March 31, 1996. This represented a decrease of $15,000, or 0.35%, over salaries and employee benefit expense of $4.3 million for the quarter ended March 31, 1995. Annualized, and measured as a percent of average assets, salaries and employee benefit expense decreased to 1.89% for the quarter ended March 31, 1996, compared to 2.10% for the quarter ended March 31, 1995. Deposit insurance premiums totaled $1,000 for the quarter ended March 31, 1996, compared to a premium of $397,000, for the quarter ended March 31, 1995. The decrease reflected a lower assessment from the Bank Insurance Fund. Professional services totaled $479,497 for the quarter ended March 31, 1996. This represented a decrease of $301,673, or 38.62%, from total professional services of $781,170, for the quarter ended March 31, 1995. The decrease was the result of lower legal costs related to litigation.

                             BALANCE SHEET ANALYSIS

     At March 31, 1996 total assets were $1.04 billion, representing an increase of $101.4 million, or 10.83%, from total assets of $936.9 million at December 31, 1995. Total deposits of $897.3 million at March 31, 1996, increased $93.7 million, or 11.67%, from $803.6 million at December 31, 1995. Net loans increased $49.0 million, or 9.86%, from $496.4 million at December 31, 1995, to $545.4 million at March 31, 1996. For the most part, the increase in assets, loans, and deposits, for the first quarter of 1996 was the result of the merger with Citizens.

INVESTMENT SECURITIES AND DEBT SECURITIES AVAILABLE-FOR-SALE
     At March 31, 1996, investment securities (including federal funds sold) totaled $350.9 million. This represented an increase of $59.2 million, or 20.31%, over total investments of $291.6 million at December 31, 1995. Table 4 sets forth investment securities classified as held-to-maturity and available-for-sale at March 31, 1996 and December 31, 1995.

TABLE 4 - COMPOSITION OF SECURITIES PORTFOLIO
(amounts in thousands)

                                                         March 31, 1996                      December 31, 1995
                                            Amortized  Market    Net         Yield    Amortized  Market     Net          Yield
                                            Cost       Value     Unrealized           Cost       Value      Unrealized
                                                                 Gain/(Loss)                                Gain/(Loss)
U.S. Treasury securities
     Available for Sale                     $  52,552  $ 52,755  $     203   5.95%    $  30,612  $ 31,028  $      416    6.24%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
     Available for Sale                       196,362   194,165     (2,197)  6.15%      180,485   180,925         440    5.97%
     Held to Maturity                           7,079     7,267        188   5.74%        7,358     7,679                5.73%

Other Government Agency Securities
     Available for Sale                        36,807    36,838         31   5.99%       41,659    41,789         130    6.51%

GNMA mortgage-backed pass-through
securities
     Held to Maturity                           1,354     1,468        114   9.41%        1,402     1,511         109    9.21%

Tax-exempt Municipal Securities
     Held to Maturity                          16,334    16,422         88   5.20%       14,465    14,793         328    5.23%

Other securities
     Available for Sale                         6,681     6,681          0   0.00%        6,632     6,632           0
     Held to Maturity                           1,050     1,050          0   6.67%        1,048     1,048           0    6.80%

Corporate Bonds
     Available for Sale                         4,625     4,625          0   6.71%            0         0           0
                                            --------------------------------------    ----------------------------------------
                                            $ 322,844  $321,271  $  (1,573)  5.94%    $ 283,661  $285,405  $    1,423    5.92%
                                            ======================================    ========================================

        At March 31, 1996, the Company's unrealized losses on securities-available-for-sale totaled $2.4 million. The Company recorded a decrease in equity captial of $1.7 million net of $1.2 million of applicable income taxes at the quarter ended March 31, 1996. At December 31, 1995, the Company reported a net unrealized gain on investment securities available for sale of $304,000. Note 1 to the financial statements in the Company's 1995 Annual Report discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available for sale.

Loan Composition and Nonperforming Assets
        Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

        TABLE 5 - DISTRIBUTION OF LOAN PORTFOLIO BY TYPE

                                     March 31,     December 31,
                                        1996          1995
Commercial and Industrial (F1)      $ 241,697     $ 234,709
Real Estate:
     Construction                      23,751        23,805
     Mortgage                         182,179       149,039
Consumer                               35,333        15,876
Lease finance receivables              21,014        21,529
Agribusiness                           56,482        63,580
                                    ---------     ---------
     Gross Loans                    $ 560,456     $ 508,538
Less:
     Allowance for credit losses       11,472         9,626
     Deferred net loan fees             3,577         2,463
                                    ---------     ---------
Net Loans                           $ 545,407     $ 496,449
                                    =========     =========

(F1) Includes $146.7 million and $142.0 million of loans for which the Company holds real property as collateral at March 31, 1996 and December 31, 1995, respectively,

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $31.8 million, or 3.06% of total assets, at March 31, 1996. This compared to nonperforming assets of $35.1 million, or 3.75% of total assets, at December 31, 1995. Nonperforming assets decreased $3.3 million, or 9.42%, between March 31, 1996 and December 31,1995.

     Although management believes that nonperforming loans are generally well secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that a deterioration in economic conditions, or collateral values, will not result in future credit losses.

     TABLE 6 - NONPERFORMING ASSETS

                                       MARCH 31, 1996  DECEMBER 31, 1995
Nonaccrual loans                             $ 12,907           $ 13,289
Loans past due 90 days or more
 and still accruing interest                        8                -0-
Restructured loans                             11,341             13,558
Other real estate owned (OREO), net             7,537              8,253
                                             --------           --------
Total nonperforming assets                   $ 31,793           $ 35,100
                                             ========           ========
Percentage of nonperforming assets
   to total loans outstanding & OREO            5.63%              6.82%
Percentage of nonperforming
   assets to total assets                       3.06%              3.75%

     At March 31, 1996, nonaccrual loans were $12.9 million. This represented a decrease of $382,000, or 2.87%, from nonaccrual loans of $13.3 million at December 31, 1995. The majority of nonaccrual loans were collateralized by real property at March 31, 1996. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 46% to 126%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may worsen or the full impact such an environment may have on the Company's loan portfolio.

DEPOSITS AND OTHER BORROWINGS
     At March 31, 1996, deposits totaled $897.3 million. This represented an increase of $93.7 million, or 11.67%, over total deposits of $803.6 million at December 31, 1995. The increase included approximately $111.7 million in deposits assumed in the merger with Citizens. Seasonal fluctuations in agricultural deposits normally result in large short term balances at the end of December, contributing to a decrease in deposits between December and March of each year.

     Non interest bearing demand deposits totaled $331.5 million at March 31, 1996. This represented a decrease of $1.3 million, or 0.40%, from non interest bearing demand deposits of $332.9 million at December 31, 1995. The decrease was despite a $38.0 million increase in non interest bearing demand deposits that resulted from the Citizens merger. Again, seasonal fluctuations in agricultural deposits normally result in a decrease in the Bank's non interest bearing demand deposits between December and March of each year.

LIQUIDITY
     The 1995 annual report describes the Company's principal sources of liquidity, management's liquidity objectives, and the methods used to measure performance to these objectives.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At March 31, 1996, the Company's loan-to-deposit ratio was 62.06%, compared to a ratio of 62.98% at December 31, 1995.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and longer term less liquid liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds), by the sum of gross loans and long-term investments. As of March 31, 1996, the ratio was a negative 10.07%, compared to a negative 13.44% ratio at December 31, 1995. Conceptually, this shows that the Company was funding a modest 10.07%, and 13.44% of its long-term, illiquid assets with large liabilities at these dates, respectively.

     Cash flows from operating activities totaled $6.7 million for the quarter ended March 31, 1996, compared to a cash flow from operating activities of $5.8 million for the quarter ended March 31, 1995. Net cash used for investing activities totaled $3.7 million for the quarter ended March 31, 1996, and $13.4 million for the quarter ended March 31, 1995. Cash used for financing activities totaled $18.2 million for the quarter ended March 31, 1996 compared to $32.5 million for the quarter ended March 31, 1995. The increase in cash provided from operating activities resulted from higher interest and fees received for the quarter ended March 31, 1996. Cash used for investing activities for the quarter ended March 31, 1996, included the cash purchase price of Citizens.

CAPITAL RESOURCES
     The Company's equity capital was $78.8 million at March 31, 1996. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1995 annual report (management's discussion and analysis and note 13 of such accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At March 31, 1996, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

             Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1996, and December 31, 1995:

        TABLE 7 - REGULATORY CAPITAL RATIOS

                 REQUIRED
                 MINIMUM   MARCH 31, 1996   DECEMBER 31, 1995
CAPITAL RATIOS   RATIOS    COMPANY   BANK   COMPANY      BANK
Risk-based
Capital
Ratios:
   Tier I          4.00%     10.3%   9.8%     11.8%     11.1%
   Total           8.00%     11.6%  11.1%     13.0%     12.4%
Leverage Ratio     3.00%      7.7%   7.3%      8.0%      7.6%

                             PART II - OTHER INFORMATION

Item 1   -     Legal Proceedings
               Not Applicable

Item 2   -     Changes in Securities
               Not Applicable

Item 3   -     Defaults upon Senior Securities
               Not Applicable

Item 4   -     Submission of Matters to a Vote of Security Holders
               Not Applicable

Item 5   -     Other Information
               Not Applicable

Item 6   -     Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K
               Not Applicable

                                 Exhibit Index


Exhibit No.         Description                             Page


27                  Financial Data Schedule                   23

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CVB FINANCIAL CORP.
                             (Registrant)


Date:  May 14, 1996                    /s/ Robert J. Schurheck
                                       Robert J. Schurheck
                                       Chief Financial Officer