Form 10-Q
period 1996-06-30
CVB FINANCIAL CORP
filed 1996-08-13
CIK 354647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

  For Quarter Ended June 30, 1996          Commission File Number: 1-10394


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


                                    YES X NO

 Number of shares of common stock of the registrant: 9,037,259 outstanding as of
                                 August 8, 1996.

           This Form 10-Q contains 22 pages. Exhibit index on page 20.

                      PART I - FINANCIAL INFORMATION

                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      dollar amounts in thousands

                                                       June 30,      December 31,
                                                       1996          1995
                                                      (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $35,500 and $25,031             $    35,649   $    24,272
Investment securities available-for-sale                   293,944       260,374
Federal funds sold and interest-bearing
   deposits with other financial institutions                7,000         7,000
Loans and lease finance receivables, net                   553,740       496,449
                                                       -----------   -----------
     Total earning assets                                  890,333       788,095
Cash and due from banks                                     88,309       104,886
Premises and equipment, net                                 23,829        17,219
Other real estate owned, net                                 6,284         8,253
Goodwill and intangibles                                    12,326         8,508
Other assets                                                21,573         9,979
                                                       -----------   -----------
                                                       $ 1,042,654   $   936,940
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                               $   333,701   $   332,851
     Interest-bearing                                      561,585       470,723
                                                       -----------   -----------
                                                           895,286       803,574
   Demand note issued to U.S. Treasury                      12,245         6,738
   Long-term capitalized lease                                 464           475
   Repurchase Agreement                                     40,000        40,000
   Other liabilities                                        14,643         7,893
                                                       -----------   -----------
                                                           962,638       858,680
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding                    0             0
(authorized, 50,000,000 shares
      without par; issued and outstanding
      9,035,771 and 8,926,707                               43,775        43,436
   Retained earnings                                        39,125        34,520
   Net unrealized losses on investment
       securities available-for-sale                        (2,884)          304
                                                       -----------   -----------
                                                            80,016        78,260
                                                       -----------   -----------
                                                       $ 1,042,654   $   936,940
                                                       ===========   ===========

See accompanying notes to the consolidated financial statements.

          CVB FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
                      (unaudited)
     dollar amounts in thousands, except per share

                                                  For the Three Months  For the Six Months
                                                      Ended June 30,      Ended  June 30,
                                                       1996     1995       1996     1995
Interest income:
  Loans, including fees                             $13,819  $12,312    $26,216  $24,672
  Investment securities:
     Taxable                                          4,853    3,261      8,622    6,512
     Tax-advantaged                                     243      101        436      202
                                                    -------  -------    -------  -------
                                                      5,096    3,362      9,058    6,714
  Federal funds sold and interest bearing
     deposits with other financial institutions         124       23        267       48
                                                    -------  -------    -------  -------
                                                     19,039   15,697     35,541   31,434
Interest expense:
  Deposits                                            4,688    3,488      8,902    6,641
  Other borrowings                                      672      566      1,312    1,046
                                                    -------  -------    -------  -------
                                                      5,360    4,054     10,214    7,687
                                                    -------  -------    -------  -------
    Net interest income                              13,679   11,643     25,327   23,747
Provision for credit losses                             430      350      1,643    1,575
                                                    -------  -------    -------  -------
    Net interest income after
       provision for credit losses                   13,249   11,293     23,684   22,172
Other operating income:
   Service charges on deposit accounts                1,780    1,689      3,515    3,338
   Gains on sale of other real estate owned              23       18        104       25
   Other                                              1,398      501      4,175      943
                                                    -------  -------    -------  -------
                                                      3,201    2,208      7,794    4,306
Other operating expenses:
   Salaries and employee benefits                     5,337    4,045      9,573    8,295
   Deposit insurance premiums                             1      397          2      795
   Occupancy                                            831      759      1,602    1,549
   Equipment                                            762      557      1,406    1,075
   Provision for losses on other real estate owned      665      250      2,734      250
   Other                                              3,229    2,973      5,776    5,637
                                                    -------  -------    -------  -------
                                                     10,825    8,981     21,093   17,601
                                                    -------  -------    -------  -------
Earnings before income taxes                          5,625    4,520     10,385    8,877
Provision for income taxes                            2,328    1,873      4,330    3,689
                                                    -------  -------    -------  -------
    Net earnings                                    $ 3,297  $ 2,647    $ 6,055  $ 5,188
                                                    =======  =======    =======  =======

Earnings per common share                           $  0.35  $  0.28    $  0.65  $  0.55
                                                    =======  =======    =======  =======

Cash dividends per common share                     $  0.08  $  0.07    $  0.16  $  0.15
                                                    =======  =======    =======  =======

See accompanying notes to the consolidated financial statements.

                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                      dollar amounts in thousands

                                                                  For the Six Months
                                                                    Ended June 30,
                                                                    1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest received                                          $  34,016   $  30,337
        Service charges and other fees received                        7,794       4,305
        Interest paid                                                (10,491)     (7,214)
        Cash paid to suppliers and employees                         (20,053)    (16,861)
        Income taxes paid                                               (862)     (2,311)
                                                                    ---------  ----------
                                                                      10,404       8,256
                                                                    ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available for sale               0      13,517
        Proceeds from maturities of securities available for sale     42,098      11,350
        Proceeds from maturities of securities held to maturity          782         811
        Purchases of securities available for sale                   (34,205)    (38,948)
        Purchases of securities held to maturity                     (12,125)     (1,445)
        Net (increase)decrease in loans                               (2,097)     11,768
        Loan origination fees received                                 1,282       1,101
        Proceeds from sale of premises and equipment                      35         598
        Purchase of premises and equipment                            (1,377)       (865)
        Consideration paid in business combinations                  (18,322)          0
        Other investing activities                                    (2,783)      2,704
                                                                     --------- ----------
                                                                     (26,712)        591
                                                                     --------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) in transaction deposits                       (31,501)    (76,085)
        Net increase in time deposits                                 11,476      19,464
        Net increase in short-term borrowings                          5,347      20,925
        Dividends paid                                                (1,452)     (1,299)
        Proceeds from exercise of stock options                          339         200
                                                                    ---------  ----------
                                                                     (15,791)    (36,795)
                                                                    ---------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (32,099)    (27,948)
CASH AND CASH EQUIVALENTS, beginning of year                         111,886     109,829
                                                                    ---------  ----------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                          79,787      81,881
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
  CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA              15,522           0
                                                                    ---------  ----------
CASH AND CASH EQUIVALENTS, June 30,                                $  95,309   $  81,881
                                                                    =========  ==========

See accompanying notes to the consolidated financial statements.

                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                      dollar amounts in thousands

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                      1996         1995
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
        Net earnings                                                               $   6,055   $   5,188
        Adjustments to reconcile net earnings to net cash
           provided by operating activities:
        Amortization of premiums (accretion of discount) on investment securities        130         (20)
        Provisions for loan and OREO losses                                            4,377       1,825
        Accretion of deferred loan fees and costs                                     (1,017)       (935)
        Loan origination costs capitalized                                              (854)       (927)
        Depreciation and amortization                                                  1,239         920
        Change in accrued interest receivable                                           (637)       (143)
        Change in accrued interest payable                                              (278)        473
        Change in other assets and liabilities                                         1,389       1,875
                                                                                   ---------   ---------
                                                                                       4,349       3,068
                                                                                   ---------   ---------
                                                                                   $  10,404   $   8,256
                                                                                   =========   =========

Supplemental Schedule of Noncash Investing and Financing Activities
        Purchase of Citizens Commercial Trust and Savings Bank:
          Cash and cash equivalents acquired                                       $  15,522
          Fair value of other assets acquired                                         97,746
                                                                                   ---------
            Total                                                                    113,268
                                                                                   ---------
          Fair value of deposits acquired                                            111,736
          Fair value of other liabilities                                              5,776
                                                                                   ---------
            Total                                                                    117,512
                                                                                   ---------
          Goodwill and intangibles                                                 $   4,244
                                                                                   =========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 1996 and 1995

1 Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1995 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank taken as a whole. Impaired loans totaled $27.5 million at June 30, 1996. Of this total, $17.1 million, or 62.18%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $33.9 million. At June 30, 1996, $10.4 million , or 37.82%, of total impaired loans represented loans for which repayment was projected to come from cash flows. The impairment amount on these loans was $3.8 million.

2. Certain reclassifications have been made in the 1995 financial information to conform to the presentation used in 1996.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1996, the Company had entered into commitments with certain customers amounting to $113.3 million compared to $79.4 million at December 31, 1995. Letters of credit at June 30, 1996 and December 31, 1995 were $7.8 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1996 was 9,035,771. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 9,270,761 and 9,322,629 for the six and three month periods ended June 30, 1996 and 9,377,275 and 9,509,096 for the six and three month periods ended June 30, 1995. All 1995 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 20, 1995.


6.   Supplemental cash flow information. During the six-month period ended
     June 30, 1996, loans amounting to $2.7 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the six-month period ended June 30, 1996, amounted to $2.1 million.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Reference should be made to the financial statements included in this report and in the Company's 1995 annual report for a more complete understanding of CVB Financial Corp. and its operations.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

     On March 29, 1996, the Bank acquired through merger Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). As a result of the merger, the Bank acquired assets with a market value of approximately $117.5 million, net loans with a market value of approximately $58.9 million, and deposits with a market value of approximately $111.7 million. In addition, at December 31, 1995 Citizens held trust assets of approximately $800 million that were not included on the balance sheet of Citizens.

     As the merger was effective on the evening of the final business day of the first quarter of 1996, the Bank and Company's earnings for the second quarter of 1996 were impacted by the acquisition, while earnings for the first quarter of 1996 were not. Coincidental with the merger, the Bank changed its name to Citizens Business Bank from Chino Valley Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $3.3 million, or $0.35 per share for the quarter ended June 30, 1996, compared to net earnings of $2.6 million, or $0.28 per share, for the quarter ended June 30, 1995. This represented an increase of $650,000, or 24.56%. Net earnings for the six months ended June 30, 1996 totaled $6.0 million, or $0.65 per share. This represented an increase of $867,000, or 16.70%, over net earnings of $5.2 million, or $0.55 per share, for the six months ended June 30, 1995.

     The Company generated an annualized return on average assets of 1.28%, for the quarter ended June 30, 1996. This compared to an annualized return on average assets of 1.32%, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Company's annualized return on average assets was 1.26%, compared to an annualized return of 1.29%, for the first six months of 1995. The Company generated an annualized return on average equity of 16.21%, for the quarter ended June 30, 1996, compared to an annualized return on average equity of 15.48%, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the annualized return on average equity was 14.98%, compared to a return on average equity of 15.73% for the six months ended June 30, 1995.

     Both the return on average assets and the return on average equity were affected by a lower net yield on earning assets for 1996, compared to 1995. The Company's greater average equity to average asset ratio for the first six months of 1996, contributed to the decrease in the return on average equity for the six month period. The assets acquired decreased the Company's average equity to average asset ratio for the quarter ended June 30, 1996, contributing to the increase in the return on average equity.

     Pre-tax operating earnings, exclude the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the amount received as settlement for litigation. Pre-tax operating earnings totaled $12.6 million for the six months ended June 30, 1996, compared to operating earnings of $10.7 million, for the six months ended June 30, 1995, representing an increase of $1.9 million, or 17.63%.

Net Interest Income/Net Interest Margin

     The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits and other borrowings. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds.

     For the six months ended June 30, 1996, net interest income was $25.3 million. This represented an increase of $1.6 million, or 6.65%, over net interest income of $23.7 million for the first six months of 1995. Net interest income increased for both the three month and six month periods ended June 30, 1996, compared to their respective periods for 1995. The increases were the result of increases in average earning assets.

     Interest income totaled $35.5 million for the six months ended June 30, 1996. This represented an increase of $4.1 million, or 13.06%, over total interest income of $31.4 million for the six months ended June 30, 1995. The increase was the result of a $46.2 million increase in average loans, and a $84.4 million increase in average investments, for the six months ended June 30, 1996, compared to the averages for the six months ended June 30, 1995.

     The yield on average earning assets was 8.57% for the six months ended June 30, 1996, 49 basis points lower than a yield of 9.06% for the six months ended June 30, 1995. The decrease in yields generally reflects the re-pricing sensitivity of the Bank's loan and investment portfolios in a falling interest rate environment.

     Interest expense totaled $10.2 million for the six months ended June 30, 1996. This represented an increase of $2.5 million, or 32.86%, from total interest expense of $7.7 million for the six months ended June 30, 1995. The increase in interest expense was due in part to an increase in average interest bearing liabilities of $90.2 million, for the six months ended June 30, 1996, compared to the same period for 1995. The increase in interest expense was also the result of an increase in the average cost of interest bearing liabilities to 3.63%, for the six months ended June 30, 1996, from 3.25%, for the six month period ended June 30, 1995. The increase in the cost of interest bearing liabilities reflected increased price competition for deposits.

     The decrease in the yield on average earning assets, coupled with the increase in cost of average interest bearing liabilities, resulted in a decrease in the Bank's net interest spread to 4.94% for the six months ended June 30, 1996, from a spread of 5.81% for the six months ended June 30, 1995. The increase in average earning assets was proportionately greater than the increase in net interest income, resulting in a decrease in the net interest margin to 6.12% for the six months ended June 30, 1996, from a margin of 6.85%, for the six months ended June 30, 1995.

     Similar to the six month periods, net interest income increased to $13.7 million for the quarter ended June 30, 1996, from $11.6 million for the quarter ended June 30, 1995, representing an increase of $2.0 million, or 17.49%. The increase in income was the result of a $194.3 million increase in average earning assets for the quarter ended June 30, 1996, compared to the same three months of 1995. A decrease in the yield on earning assets to 8.62%, from 9.07%, and an increase in the cost of funds to 3.55%, from 3.45%, resulted in a decrease in the net interest spread to 5.07% for the quarter ended June 30, 1996, from a spread of 5.62% for the quarter ended June 30, 1995. The net interest margin decreased to 6.20%, for the quarter ended June 30, 1996, from 6.74%, for the quarter ended June 30, 1995.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1996, and 1995. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials (dollars in thousands)

                                                                              Six-month periods ended June 30,
                                                                         1996                               1995
                                                              Average                                 Average
ASSETS                                                        Balance    Interest        Rate         Balance   Interest     Rate
  Taxable                                               $     284,350       8,622        6.06%  $     209,186      6,512     6.23%
  Tax-advantaged (F1)                                          17,351         436        7.05%          8,163        202     6.93%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                   9,942         267        5.37%          1,668         48     5.76%
Net Loans (F2) (F3)                                           521,526      26,216       10.05%        476,647     24,672    10.35%
                                                        --------------------------------------- -----------------------------------
Total Earning Assets                                          833,169      35,541        8.57%        695,664     31,434     9.06%
Total Non-earning Assets                                      127,962                                 110,152
                                                        --------------                          --------------
Total Assets                                            $     961,131                           $     805,816
                                                        ==============                          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                                         $     306,211                           $     261,145
Savings Deposits (F4)                                         332,657       4,124        2.48%        306,794      3,455     2.25%
Time Deposits                                                 181,311       4,778        5.27%        130,468      3,186     4.88%
                                                        --------------------------------------- -----------------------------------
Total Deposits                                                820,179       8,902        2.17%        698,407      6,641     1.90%
                                                        --------------------------------------- -----------------------------------
Other Borrowings                                               49,365       1,312        5.32%         35,903      1,046     5.83%
                                                        --------------------------------------- -----------------------------------
Total Interest-Bearing Liabilities                            563,333      10,214        3.63%        473,165      7,687     3.25%
                                                        --------------                          --------------
Other Liabilities                                              10,751                                   5,527
Stockholders' Equity                                           80,836                                  65,979
                                                        --------------                          --------------
Total Liabilities and
  Stockholders' Equity                                  $     961,131                           $     805,816
                                                        ==============                          ==============

Net interest spread                                                                      4.94%                               5.81%
Net interest margin                                                                      6.12%                               6.85%

<F1>Yields are calculated on a taxable equivalent basis.
<F2>Loan fees are included in total interest income as follows: 1996, $1,444; 1995, $1,108.
<F3>Nonperforming loans are included in net loans as follows: 1996, $16,037; 1995, $25,968.
<F4>Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                                  Comparison of six-month period
                                                      ended June, 1996 and 1995
                                          Increase (decrease) in interest income or expense
                                                          due to changes in
                                                                          Rate/
                                            Volume          Rate         Volume         Total
Interest Income:
  Taxable investment securities      $       2,341 $        (170) $        (61) $        2,110
  Tax-advantaged securities                    227             3             4             234
  Fed funds sold & interest bearing
   deposits with other institutions            236            (3)          (14)            219
  Loans                                      2,323          (712)          (67)          1,544
                                     ----------------------------------------------------------
Total earning assets                         5,127          (882)         (138)          4,107
                                     ----------------------------------------------------------

Interest Expense:
  Savings deposits                             291           349            29             669
  Time deposits                              1,243           251            98           1,592
  Other borrowings                             393           (92)          (35)            266
                                     ----------------------------------------------------------
Total interest-bearing liabilities           1,927           508            92           2,527
                                     ----------------------------------------------------------

Net Interest Income                  $       3,200 $      (1,390) $       (230) $        1,580
                                     ==========================================================

  The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At June 30, 1996, the Bank's 90 days or less maturity/repricing gap was a negative $149.8 million, compared to a gap of a negative $61.9 million at December 31, 1995. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rates, gap analysis is only a general indicator of interest rate sensitivity.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.6 million for the six months ended June 30, 1996, an increase of $68,000, or 4.32%, from the provision for credit losses for the six months ended June 30, 1995.

     The allowance for credit losses at June 30, 1996, was $11.5 million. This represented an increase of $1.9 million, or 19.95%, over the allowance for credit losses of $9.6 million at December 31, 1995. The allowance for credit losses was equal to 2.04% of gross loans at June 30, 1996, compared to an allowance for credit losses equal to 1.90% of gross loans at December 31, 1995. For the six months ended June 30, 1996, net loans charged to the allowance for credit losses totaled $435,000, compared to net loans charged to the reserve of $2.2 million for the first six months of 1995.

     Nonperforming assets, which includes loans on nonaccrual, restructured loans, and other real estate owned, decreased to $29.1 million at June 30, 1996, from $35.1 million at December 31, 1995, a decrease of $6.0 million, or 17.16%. The decrease is a result of a reduction in restructured loans and OREO. Nonaccrual loans were greater at June 30, 1996. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of June 30, 1996, and December 31, 1995.

     The Company has adopted the methods prescribed by Financial Accounting Standard No. 114 for calculating the fair value of specific loans determined for which the eventual collection of all principal and interest is impaired. Impaired loans totaled $27.5 million at June 30, 1996. Of this total, $17.1 million, or 62.18%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $33.9 million. At June 30, 1996, $10.4 million, or 37.82%, of total impaired loans represented loans for which repayment was projected to come from cash flows. The impairment amount on these loans was $3.8 million.

     While management believes that the allowance was adequate at June 30, 1996 to absorb losses from known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                       Six-months
(dollars in thousands)                                          ended June 30,
                                                                1996       1995
Amount of Total Loans at End of Period                        $565,286   $475,993
                                                              ========   ========
Average Total Loans Outstanding                               $532,010   $485,766
                                                              ========   ========
Allowance for Credit Losses at Beginning of Period            $  9,626   $  9,471
Loans Charged-Off:
  Real Estate Loans                                                400      2,107
  Commercial and Industrial                                        175        121
  Consumer Loans                                                    43         20
                                                              --------   --------
    Total Loans Charged-Off                                        618      2,248
                                                              --------   --------

Recoveries:
  Real Estate Loans                                                 85          0
  Commercial and Industrial                                         90         66
  Consumer Loans                                                     8         16
                                                              --------   --------
    Total Loans Recovered                                          183         82
                                                              --------   --------
Net Loans Charged-Off                                              435      2,166
                                                              --------   --------
Provision Charged to Operating Expense                           1,643      1,575
                                                              --------   --------
Adjustment Incident to Mergers                                     712          0
                                                              --------   --------
Allowance for Credit Losses at End of period                  $ 11,546   $  8,880
                                                              ========   ========

Net Loans Charged-Off to Average Total Loans*                     0.16%      0.89%
Net Loans Charged-Off to Total Loans at End of Period*            0.15%      0.91%
Allowance for Credit Losses to Average Total Loans                2.17%      1.83%
Allowance for Credit Lossess to Total Loans at End of Period      2.04%      1.87%
Net Loans Charged-Off to allowance for Credit Losses*             7.54%     48.78%
Net Loans Charged-Off to Provision for Credit Losses             26.48%    137.52%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

     Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, service charges and fees from trust services, other fee oriented products and services, gains on sale of securities, gains on the sale of other real estate owned, gross revenue from Community Trust Deed Services, and for the six months ended June 30, 1996, settlement of pending litigation.

     Other operating income increased to $7.8 million for the six months ended June 30, 1996. This represented an increase of $3.5 million, or 81.00%, over other operating income of $4.3 million for the six months ended June 30, 1995. Included as other operating income for 1996 was a $2.1 million settlement of litigation paid to the Bank in March of this year. Net of this settlement, other operating income increased $1.4 million, or 32.23%, for the six months ended June 30, 1996, compared to the same period for 1995.

     For the quarter ended June 30, 1996, other operating income was 3.2 million. This represented an increase of $993,000, or 44.97%, over other operating income of $2.2 million for the quarter ended June 30, 1995. Contributing to the increase in other operating income for the quarter ended June 30, 1996, was $815,000 in fee income associated with the operation of a full service trust department acquired through the merger with Citizens in March of this year.

Other Operating Expenses

     Other operating expenses increased to $21.1 million for the six months ended June 30, 1996, from $17.6 million for the six months ended June 30, 1995. This represented an increase of $3.5 million, or 19.84%. The increase was primarily the result of salaries and employee benefits which increased $1.3 million, or 15.41%, and the provision for potential losses on other real estate owned by the Bank, which was $2.5 million greater for the first six months of 1996 compared to the same period for 1995.

     For the most part, the increase in salaries and other employee benefits was the result of the acquisition of Citizens on March 29, 1996. Salaries and employee benefits for the quarter ended June 30, 1996 totaled $5.3 million. This represented an increase of $1.3 million, or 31.94%, over salaries and employee benefits of $4.0 million for the quarter ended June 30, 1995.

     Deposit insurance premiums totaled $2,000 for the six months ended June 30, 1996. This represented a decrease of $793,000, or 99.75%, from deposit insurance premiums of $795,000 for the first six months of 1995. The decrease in deposit insurance premiums resulted as the Bank Insurance Fund had achieved required reserve targets late in 1995.

     As a percent of average assets, other operating expenses increased to 4.39% for the six months ended June 30, 1996, compared to a ratio of 4.37%, for the six months ended June 30, 1995. For the most part, the 2 basis point increase was the result of the increased provision for potential losses on the sale of other real estate owned. For the quarter ended June 30, 1996, other operating expenses were 4.21% of average assets, down from a ratio of 4.47% for the quarter ended June 30, 1995.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.04 billion at June 30, 1996. This represented an increase of $105.7 million, or 11.28%, over total assets of $936.9 million at December 31, 1995. Gross loans totaled $565.3 million at June 30, 1996, an increase of $59.2 million, or 11.70%, from gross loans of $506.1 million at December 31, 1995. Total deposits increased $91.7 million, or 11.41%, to $895.3 million at June 30, 1996, from $803.6 million at December 31, 1995. The acquisition of Citizens in March of this year, contributed significantly to the increases in assets, loans and deposits for 1996.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $329.6 million at June 30, 1996. This represented an increase of $44.9 million, or 15.79%, over total investment securities of $284.6 million at December 31, 1995. Federal funds sold totaled $7.0 million at June 30, 1996, equal to total federal funds sold at December 31, 1995.

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115"). Under the standard, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded as a separate component of stockholders' equity. Securities "held to maturity" are carried at amortized cost.

     At June 30, 1996, unrealized losses on securities available for sale totaled $5.0 million. The Company recorded a decrease in equity capital of $2.9 million net of $2.1 million of applicable income taxes at June 30, 1996. At December 31, 1995, the Company reported net unrealized gains on investment securities available for sale of $304,000. Note 1 to the financial statements in the Company's 1995 Annual Report discusses in detail the Company's policy for accounting for investment securities.

     Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 1996 and December 31, 1995.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                       June 30, 1996                                 December 31, 1996
                                            Amortized  Market Value     Net        Yield    Amortized  Market Value  Net       Yield
                                               Cost                  Unrealized                Cost                 Unrealized
                                                                     Gain/(Loss)                                    Gain/(Loss)
U.S. Treasury securities
          Available for Sale                $  44,491  $ 44,420      $   (71)      6.01%   $  60,612  $  31,028  $    416      6.24%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
          Available for Sale                  201,904   197,421       (4,483)      6.18%     180,485    180,925       440      5.97%
          Held to Maturity                      6,750     6,874          124       5.74%       7,358      7,679       321      5.73%

Other Government Agency Securities
          Available for Sale                   40,785    40,739          (46)      5.94%      41,659     41,789       130      6.51%

GNMA mortgage-backed pass-through securities
          Held to Maturity                      1,305     1,396           91       9.43%       1,402      1,511       109      9.21%

Tax-exempt Municipal Securities
          Held to Maturity                     26,477    26,114         (363)      5.02%      14,465     14,793       328      5.23%

Other securities
          Available for Sale                    6,772     6,772            0         N/A       6,632      6,632         0       N/A
          Held to Maturity                      1,117     1,117            0        6.49%      1,048      1,048         0      6.80%

Corporate Bonds
          Available for Sale                    4,614     4,592          (22)       6.16%          0          0         0      0.00%
                                           -----------------------------------------------------------------------------------------
                                           $  334,215  $329,445     $ (4,770)       5.92%  $ 283,661  $ 285,405     1,741      5.92%
                                           =========================================================================================

Loan Composition and Nonperforming Assets

           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollars in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                                        June 30,    December 31,
                                                          1996           1995
Commercial and Industrial (F1)                          $245,274        $234,709
Real Estate:
     Construction                                         26,429          23,805
     Mortgage                                            194,745         149,039
Consumer                                                  22,043          15,876
Lease finance receivables                                 20,873          21,529
Agribusiness                                              59,381          63,580
                                                        --------        --------
     Gross Loans                                         568,745         508,538
                                                        --------        --------
Less:
     Allowance for credit losses                          11,546           9,626
     Deferred net loan fees                                3,459           2,463
                                                        --------        --------
Net loans                                               $553,740        $496,449
                                                        ========        ========

<F1>Includes $111.8 million and $142.0 million of loans for which the Company holds real property as collateral at June 30, 1996 and December 31, 1995, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $29.1 million at June 30, 1996. This represented a decrease of $6.0 million, or 17.16%, from nonperforming assets of $35.1 million at December 31, 1995. As a percent of total assets, nonperforming assets decreased to 2.79% at June 30, 1996, from 3.75% at December 31, 1995. Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

         Table 6 - Nonperforming Assets
                  (dollars in thousands)

                                             June 30, 1996     December 31, 1995
Nonaccrual loans                                   $16,037              $13,289
Loans past due 90 days or more
 and still accruing interest                             2                  -0-
Restructured loans                                   6,755               13,558
Other real estate owned (OREO), net                  6,284                8,253
                                                   -------              -------
Total nonperforming assets                         $29,078              $35,100
                                                   =======              =======
Percentage of nonperforming assets
   to total loans outstanding & OREO                  5.09%                6.82%
Percentage of nonperforming
   assets to total assets                             2.79%                3.75%

     The decrease in nonperforming assets was a result of a decrease in restructured loans and other real estate owned. Restructured loans decreased to $6.8 million at June 30, 1996, from $13.5 million at December 31, 1995. This represented a decrease of $6.8 million, or 50.18%. Other real estate owned decreased to $6.3 million at June 30, 1996. This represented a decrease of $1.9 million, or 23.86%, from other real estate owned of $8.3 million at December 31, 1995. At June 30, 1996, nonaccrual loans were $16.0 million, an increase of $2.7 million, or 20.68%, from nonaccrual loans of $13.3 million at December 31, 1995. The majority of nonaccrual loans were collateralized by real property at June 30, 1996. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%.

     The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     Total deposits increased to $895.3 million at June 30, 1996. This represented an increase of $91.7 million, or 11.41%, over total deposits of $803.6 million at December 31, 1995. Deposit relationships assumed as a result of the acquisition of Citizens contributed to the increase.

     Most of the increase in total deposits was the result of increases in interest bearing deposits. Noninterest bearing deposits increased only $850,000, or 0.26%, to $333.7 million at June 30, 1996, from $332.9 million at December 31, 1995. Interest bearing deposits increased $90.9 million, or 19.30%, to $561.6 million at June 30, 1996, from $470.7 million at December 31, 1995. As a result of this increase, interest bearing deposits increased to 62.73% of total deposits at June 30, 1996. This compared to a ratio of interest bearing deposits to total deposits of 58.58% at December 31, 1995.

     Historically, at each year end, the Bank's deposits mix is impacted by short term increases in agricultural related seasonal deposits. Total demand deposits at December 31, 1995, included approximately $45.0 million of these agriculture related deposits which normally are withdrawn within the first 60 days of the new year.

Liquidity

     The 1995 annual report describes in detail the Company's principal sources of liquidity, liquidity management policy objectives, and methods used to measure liquidity.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At June 30, 1996, the Company's loan-to-deposit ratio was 63.14% compared to a ratio of 62.98% at December 31, 1995.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. As of June 30, 1996 the ratio was a negative 12.01% as compared to a negative 13.44% at December 31, 1995. Conceptually, this shows that the Company was funding a modest 12.01% and 13.44% of its long-term, illiquid assets with large liabilities at these dates, respectively.

     Cash flows provided by operating activities, primarily interest received, totaled $10.4 million for the six months ended June 30, 1996 compared to $8.3 million for the six months ended June 30, 1995. Net cash used in investing activities, primarily purchases of investment securities and consideration paid in business combinations, totaled $26.7 million for the six months ended June 30, 1996, compared to a source of funds of $591,000 for the six months ended June 30, 1995. Net cash used for financing activities totaled $15.8 million for the six months ended June 30, 1996, compared to $36.8 million for the same period last year. The decrease is primarily the result of a lower decrease in transaction deposits for 1996.

Capital Resources

     The Company's equity capital was $80.0 million at June 30, 1996. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1995 annual report (management's discussion and analysis and note 13 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At June 30, 1996 the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1996, and December 31, 1995:

        Table 7 - Regulatory Capital Ratios

                                   Required
                                    Minimum    June 30, 1996    December 31, 1995
Capital Ratios                       Ratios   Company    Bank    Company     Bank
Risk-based Capital
Ratios:
   Tier I                             4.00%    10.6%     10.1%     11.8%     11.1%
   Total                              8.00%    11.8%     11.4%     13.0%     12.4%
Leverage Ratio                        3.00%     6.9%      6.7%      8.0%      7.6%

                           PART II - OTHER INFORMATION

Item 1   -     Legal Proceedings
               Not Applicable

Item 2   -     Changes in Securities
               Not Applicable

Item 3   -     Defaults upon Senior Securities
               Not Applicable

Item 4   -     Submission of Matters to a Vote of Security Holders The Annual
               Meeting of Shareholders of CVB Financial Corp. was held May 15,
               1996. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 1997 Annual
               Meeting of Shareholders and until their successors are elected and have qualified.

                                         Against or               Broker
                          For            Withheld     Abstained   Non-votes
George A. Borba           7,482,496      -0-          -0-         -0-
John A. Borba             7,482,496      -0-          -0-         -0-
Ronald O. Kruse           7,482,496      -0-          -0-         -0-
John J. LoPorto           7,482,496      -0-          -0-         -0-
Charles M. Magistro       7,482,496      -0-          -0-         -0-
John Vander Schaaf        7,482,496      -0-          -0-         -0-
D. Linn Wiley             7,482,496      -0-          -0-         -0-

               The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 1996 was ratified at the 1996 Annual Meeting of Shareholders by the following:

                          7,394,476              shares voted for
                              2,568              shares voted against
                             85,452              shares abstained
                                -0-              broker non-votes

Item 5   -     Other Information
               Not Applicable

Item 6   -     Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        Exhibit 27 - Financial Data Schedule

                (b)      Reports on Form 8-K
                         On April 12, 1996, the Company filed a Report on Form 8-K, reporting under Item 2, and Item 7. The Company filed Citizens Commercial Trust and Savings Bank of Pasadena Balance Sheets as of December 31, 1995 and 1994; Statements of Income for the years ended December 31, 1995 and 1994; Statements of Shareholders' Equity for the years ended December 31, 1995 and 1994; Statements of Cash Flows for the years ended December 31, 1995 and 1994; Notes to Financial Statements and Independent Auditors' Report. Also, included Pro-Forma Financial Statements relating to the acquisition.

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




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date: August 13, 1996                               /s/ Robert J. Schurheck
                                                    ------------------------
                                                    Robert J. Schurheck
                                                    Chief Financial Officer