Form 10-Q
period 1996-09-30
CVB FINANCIAL CORP
filed 1996-11-14
CIK 354647

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended September 30, 1996            Commission File Number: 1-10394


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


                                    YES X NO

 Number of shares of common stock of the registrant: 9,059,514 outstanding as of
                                November 5, 1996.

 This Form 10-Q contains 25 pages. Exhibit index on page 23.

                         PART I - FINANCIAL INFORMATION
                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                    September 30,   December 31,
                                                         1996           1995
                                                     (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $46,639 and $25,031)        $      46,373    $    24,272
Investment securities available-for-sale                 319,927        260,374
Federal funds sold and interest-bearing
   deposits with other financial institutions                  0          7,000
Loans and lease finance receivables, net                 560,775        496,449
                                                   --------------   ------------
     Total earning assets                                927,075        788,095
Cash and due from banks                                   81,226        104,886
Premises and equipment, net                               23,801         17,219
Other real estate owned, net                               4,984          8,253
Goodwill and intangibles                                  12,028          8,508
Other assets                                              18,928          9,979
                                                   --------------   ------------
                                                   $   1,068,042    $   936,940
                                                   ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                           $     345,342    $   332,851
     Interest-bearing                                    561,604        470,723
                                                   --------------   ------------
                                                         906,946        803,574
   Demand note issued to U.S. Treasury                    13,319          6,738
   Long-term capitalized lease                               458            475
   Repurchase Agreement                                   40,000         40,000
   Federal Funds Purchased                                 8,000              0
   Other liabilities                                      14,916          7,893
                                                   --------------   ------------
                                                         983,639        858,680
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding                  0              0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      9,058,928 and 8,926,707)                            44,062         43,436
   Retained earnings                                      42,057         34,520
   Net unrealized losses on investment
       securities available-for-sale                      (1,716)           304
                                                   --------------   ------------
                                                          84,403         78,260
                                                   --------------   ------------
                                                   $   1,068,042    $   936,940
                                                   ==============   ============

 See accompanying notes to the consolidated financial statements.

    CVB FINANCIAL CORP.  AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF EARNINGS
                (unaudited)
    dollar amounts in thousands, except per share

                                                      For the Three Months        For the Nine Months
                                                        Ended September 30,       Ended September 30,
                                                           1996        1995         1996          1995
    Interest income:
      Loans, including fees                           $   14,078   $   12,368   $   40,294   $   37,040
      Investment securities:
         Taxable                                           4,899        3,351       13,521        9,864
         Tax-advantaged                                      397          167          833          369
                                                      -----------  -----------  -----------  -----------
                                                           5,296        3,518       14,354       10,233
      Federal funds sold and interest bearing
         deposits with other financial institutions          171           98          438          145
                                                      -----------  -----------  -----------  -----------
                                                          19,545       15,984       55,086       47,418
    Interest expense:
      Deposits                                             4,846        3,706       13,748       10,347
      Other borrowings                                       698          408        2,010        1,454
                                                      -----------  -----------  -----------  -----------
                                                           5,544        4,114       15,758       11,801
                                                      -----------  -----------  -----------  -----------
        Net interest income                               14,001       11,870       39,328       35,617
    Provision for credit losses                              515            0        2,158        1,575
                                                      -----------  -----------  -----------  -----------
        Net interest income after
           provision for credit losses                    13,486       11,870       37,170       34,042
    Other operating income:
       Service charges on deposit accounts                 1,814        1,704        5,329        5,043
       Gains on sale of other real estate owned                3           92          107          117
       Other                                               1,320          443        5,495        1,385
                                                      -----------  -----------  -----------  -----------
                                                           3,137        2,239       10,931        6,545
    Other operating expenses:
       Salaries and employee benefits                      5,154        4,065       14,727       12,360
       Deposit insurance premiums                              1          (49)           2          745
       Occupancy                                             814          767        2,417        2,317
       Equipment                                             852          591        2,258        1,666
       Provision for losses on other real estate owned       350        1,125        3,084        1,375
       Other                                               3,156        2,481        8,932        8,118
                                                      -----------  -----------  -----------  -----------
                                                          10,327        8,980       31,420       26,581
                                                      -----------  -----------  -----------  -----------
    Earnings before income taxes                           6,296        5,129       16,681       14,006
    Provision for income taxes                             2,640        2,145        6,970        5,833
                                                      -----------  -----------  -----------  -----------
        Net earnings                                  $    3,656   $    2,984   $    9,711   $    8,173
                                                      ===========  ===========  ===========  ===========

    Earnings per common share                         $     0.39   $     0.32   $     1.05   $     0.87
                                                      ===========  ===========  ===========  ===========

    Cash dividends per common share                   $     0.08   $     0.07   $     0.24   $     0.22
                                                      ===========  ===========  ===========  ===========

    See accompanying notes to the consolidated financial statements.

                     CVB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          dollar amounts in thousands

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                                $   52,316   $    46,338
     Service charges and other fees received                              10,930         6,544
     Interest paid                                                       (15,297)      (10,873)
     Cash paid to suppliers and employees                                (29,201)      (23,817)
     Income taxes paid                                                    (6,443)       (4,972)
                                                                      -----------  ------------
                                                                          12,305        13,220
                                                                      -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale                  4,054        13,517
     Proceeds from maturities of securities available for sale            55,116        17,908
     Proceeds from maturities of securities held to maturity               1,114         1,255
     Purchases of securities available for sale                          (75,529)      (65,625)
     Purchases of securities held to maturity                            (22,495)       (6,691)
     Net (increase)decrease in loans                                      (9,195)        2,500
     Loan origination fees received                                        2,097         1,101
     Proceeds from sale of premises and equipment                             36           586
     Purchase of premises and equipment                                   (2,074)       (1,351)
     Consideration paid in business combinations                         (18,322)            0
     Other investing activities                                            2,211         7,453
                                                                      -----------  ------------
                                                                         (62,987)      (29,347)
                                                                      -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in transaction deposits                              (22,596)      (59,273)
     Net increase in time deposits                                        14,231        35,166
     Net increase in short-term borrowings                                14,415        25,738
     Dividends paid                                                       (2,176)       (1,947)
     Proceeds from exercise of stock options                                 626           374
                                                                      -----------  ------------
                                                                           4,500            58
                                                                      -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (46,182)      (16,069)
CASH AND CASH EQUIVALENTS, beginning of year                             111,886       109,829
                                                                      -----------  ------------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                              65,704        93,760
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
  CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA                  15,522             0
                                                                      -----------  ------------
CASH AND CASH EQUIVALENTS, September 30,                                  81,226   $    93,760
                                                                      ===========  ============

See accompanying notes to the consolidated financial statements.

                     CVB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          dollar amounts in thousands

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                    1996         1995
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
    Net earnings                                                               $    9,711   $    8,173
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
    Amortization of premiums (accretion of discount) on investment securities        (262)         (20)
    Provisions for loan and OREO losses                                             5,242        2,950
    Accretion of deferred loan fees and costs                                      (1,705)        (934)
    Loan origination costs capitalized                                             (1,434)        (927)
    Depreciation and amortization                                                   1,964        1,414
    Change in accrued interest receivable                                            (804)        (126)
    Change in accrued interest payable                                                461          928
    Change in other assets and liabilities                                           (868)       1,762
                                                                               -----------  -----------
                                                                                    2,594        5,047
                                                                               -----------  -----------
                                                                               $   12,305   $   13,220
                                                                               ===========  ===========

Supplemental Schedule of Noncash Investing and Financing  Activities Purchase of
        Citizens Commercial Trust and Savings Bank:
          Cash and cash equivalents acquired                                   $   15,522
          Fair value of other assets acquired                                      97,746
                                                                               -----------
             Total                                                                113,268
                                                                               -----------
          Fair value of deposits acquired                                         111,736
          Fair value of other liabilities                                           5,776
                                                                               -----------
             Total                                                                117,512
                                                                               -----------
          Goodwill and intangibles                                             $    4,244
                                                                               ===========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              For the nine months ended September 30, 1996 and 1995

1. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1995 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank taken as a whole. Impaired loans totaled $38.3 million at September 30, 1996. Of this total, $27.0 million, or 70.50%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $40.8 million. At September 30, 1996, $11.3 million, or 29.50%, of total impaired loans represented loans for which repayment was projected to come from cash flows. The impairment amount on these loans was $5.0 million.

2. Certain reclassifications have been made in the 1995 financial information to conform to the presentation used in 1996.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1996, the Company had entered into commitments with certain customers amounting to $112.4 million compared to $79.4 million at December 31, 1995. Letters of credit at September 30, 1996 and December 31, 1995 were $7.8 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1996 was 9,058,928. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 9,265,882 and 9,360,758 for the nine and three month periods ended September 30, 1996 and 9,370,107 and 9,356,005 for the nine and three month periods ended September 30, 1995. All 1995 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 20, 1995.

6. Supplemental cash flow information. During the nine-month period ended September 30, 1996, loans amounting to $2.7 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the nine-month period ended September 30, 1996, amounted to $3.1 million.

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

     On March 29, 1996, the Bank acquired through merger Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). As a result of the merger, the Bank acquired assets with a market value of approximately $117.5 million, net loans with a market value of approximately $58.9 million, and deposits with a market value of approximately $111.7 million. In addition, at December 31, 1995 Citizens held trust assets of approximately $800,000,000 that were not included on the balance sheet of Citizens.

     As the merger was effective on the evening of the final business day of the first quarter of 1996, the Bank and Company's earnings for the second and third quarters of 1996 were impacted by the acquisition, while earnings for the first quarter of 1996 were not. Coincidental with the merger, the Bank changed its name to Citizens Business Bank from Chino Valley Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $3.7 million, or $0.39 per share, for the quarter ended September 30, 1996, compared to net earnings of $3.0 million, or $0.32 per share, for the quarter ended September 30, 1995. This represented an increase of $672,000, or 22.53%. For the quarter ended September 30, 1996, the Company generated an annualized return on average assets of 1.39%, compared to an annualized return on average assets of 1.46%, for the quarter ended September 30, 1995. The Company's annualized return on average equity increased to 17.69%, for the quarter ended September 30, 1996, compared to an annualized return on average equity of 15.99%, for the quarter ended September 30, 1995.

     Net earnings for the nine months ended September 30, 1996 totaled $9.7 million, or $1.05 per share. This represented an increase of $1.5 million, or 18.83%, over net earnings of $8.2 million, or $0.87 per share, for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company's annualized return on average assets was 1.30%, compared to an annualized return of 1.35%, for the first nine months of 1995. The Company generated an annualized return on average equity of 15.89%, for the nine months ended September 30, 1996, compared to an annualized return on average equity of 15.77%, for the nine months ended September 30, 1995.

     The Company's return on average assets for 1996 was affected by a lower net yield on earning assets. However, the assets acquired as a result of the Citizens merger resulted in a decrease in the ratio of average equity to average assets for 1996. The increase in the ratio of average assets to equity, resulted in the increase in the return on average equity for 1996, compared to 1995.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the amount received as settlement for litigation, were $19.7 million for the nine months ended September 30, 1996. This compared to operating earnings of $16.8 million, for the nine months ended September 30, 1995, representing an increase of $2.8 million, or 17.08%.

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

     For the quarter ended September 30, 1996, net interest income increased to $14.0 million, compared to $11.9 million for the quarter ended September 30, 1995. This represented an increase of $2.1 million, or 17.95%. For the nine months ended September 30, 1996, net interest income totaled $39.3 million. This represented an increase of $3.7 million, or 10.42%, over net interest income of $35.6 million for the first nine months of 1995.

     The increases in the Company's net interest income for both the three month and nine month periods ended September 30, 1996, resulted as increases in the volume of average earning assets were sufficient to off-set decreases in the Company's net interest margin. Earning assets averaged $859.8 million for the first nine months of 1996, compared to an average of $699.2 million for 1995. This represented an increase of $160.6 million, or 22.97%. The net interest margin decreased to 6.21% for the quarter ended September 30, 1996, from 6.76%, for the quarter ended September 30, 1995. For the nine months ended September 30,1996, the Company's net interest margin was 6.15%, compared to a margin of 6.82%, for the same period last year.

     The increase in the volume of average earning assets for 1996 compared to 1995, was primarily the result of the acquisition of Citizens. The decrease in the net interest margin for 1996, compared to 1995, reflected both a lower yield on average earning assets and an increased cost of average interest bearing liabilities.

     Interest income represents interest and fees that the Company earns from loans and interest on investments. For the quarter ended September 30, 1996, interest income totaled $19.5 million. This represented an increase of $3.6 million, or 22.29%, over interest income of $16.0 million, for the quarter ended September 30, 1995. The Company earned interest income of $55.1 million for the nine months ended September 30, 1996. This represented an increase of $7.7 million, or 16.17%, from interest income of $47.4 million, for the nine months ended September 30, 1995.

     For both the three month and nine month periods ended September 30, 1996, the increase in interest income reflected the increase in the volume of average earning assets. The yield on earning assets decreased to 8.64%, for the quarter ended September 30, 1996, from a yield of 9.09%, for the quarter ended September 30, 1995. Similarly, total yield on earning assets decreased to 8.59%, from 9.07%, for the nine months ended September 30, 1996, and 1995, respectively. The lower yields on average earning assets reflected generally lower prevailing market interest rates for 1996 compared to 1995.

     Interest expense totaled $5.5 million, for the quarter ended September 30, 1996. This represented an increase of $1.4 million, or 34.76%, compared to total interest expense of $4.1 million, for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, interest expense totaled $15.8 million. This represented an increase of $4.0 million, or 33.53%, over total interest expense of $11.8 million for the nine months ended September 30, 1995.

     The increases in interest expense for both the three month and nine month periods ended September 30, 1996, reflected an increase in the volume of interest paying liabilities, and an increase in the cost of average interest bearing liabilities, compared to the same periods last year. For the first nine months of 1996, interest bearing liabilities averaged $581.5 million. This represented an increase of $111.0 million, or 23.60%, over average interest bearing liabilities of $470.5 million for 1995. The cost of average interest bearing liabilities increased to 3.59% for the quarter ended September 30, 1996, compared to an average cost of 3.53% for the same period last year. For the nine months ended September 30, 1996, the cost of average interest bearing liabilities increased to 3.61%, compared to 3.34%, for the same nine month period for 1995. The increased cost of interest bearing liabilities primarily reflected increased regional competition for deposits in 1996.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1996, and 1995. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

     The net interest spread and the net interest margin can be affected by the Company's ability to reprice assets and liabilities as interest rates change. At September 30, 1996, the Bank's 90 days or less maturity/repricing gap was a negative $235.3 million, compared to a negative gap of $61.9 million at December 31, 1995. Generally, a negative gap produces a higher net interest margin and net interest spread when interest rates fall and a lower net interest margin and net interest spread when interest rates rise. However, as interest rates for different asset and liability products offered by the Bank respond differently to changes in interest rates, gap analysis is only a general indicator of interest rate sensitivity.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials (dollars in thousands)

                                                            Nine-month periods ended September 30,
                                                             1996                            1995
                                                Average                          Average
ASSETS                                          Balance     Interest    Rate     Balance     Interest   Rate
Investment Securities
  Taxable                                      $294,307      13,521     6.13%    210,707       9,864    6.24%
  Tax-advantaged (F1)                            22,106         833     7.05%      9,848         369    7.00%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions    10,681         438     5.47%      3,370         145    5.74%
Net Loans (F2) (F3)                             532,666      40,294    10.09%    475,260      37,040   10.39%
                                                -----------------------------    ----------------------------
Total Earning Assets                            859,760      55,086     8.59%    699,185      47,418    9.07%
Total Non-earning Assets                        132,711                          110,043
                                               --------
Total Assets                                   $992,471                         $809,228
                                               ========                         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                                $316,805                         $263,507
Savings Deposits (F4)                           345,490       6,479     2.50%    303,604       5,250    2.31%
Time Deposits                                   185,357       7,269     5.23%    133,133       5,097    5.10%
                                               ------------------------------   -----------------------------
Total Deposits                                  847,652      13,748     2.16%    700,244      10,347    1.97%
                                               ------------------------------   -----------------------------
Other Borrowings                                 50,640       2,010     5.29%     33,738       1,454    5.75%
                                               ------------------------------   -----------------------------
Total Interest-Bearing Liabilities              581,487      15,758     3.61%    470,475      11,801    3.34%
                                               ------------------------------   -----------------------------
Other Liabilities                                12,711                            6,143
Stockholders' Equity                             81,468                           69,103
                                               --------                         --------
Total Liabilities and
  Stockholders' Equity                         $992,471                         $809,228
                                               ========                         ========


Net interest spread                                                     4.98%                           5.73%
Net interest margin                                                     6.15%                           6.82%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1996, $2,368; 1995, $1,644.
(F3) Nonperforming loans are included in net loans as follows: 1996, $23,458; 1995, $26,882.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income (amounts in thousands)

                         Comparison of nine-month period
                         ended September, 1996 and 1995
                Increase (decrease) in interest income or expense
                                due to changes in
                                                           Rate/
                                        Volume     Rate    Volume     Total
Interest Income:
  Taxable investment securities      $   3,914  $  (184)  $   (73)  $  3,657
  Tax-advantaged securities                459        2         3        464
  Fed funds sold & interest bearing
   deposits with other institutions        316       (7)      (16)       293
  Loans                                  4,473    1,088)     (131)     3,254
                                     ---------------------------------------
Total earning assets                     9,162    (1,277)    (217)     7,668
                                     ---------------------------------------

Interest Expense:
  Savings deposits                         724      444        61      1,229
  Time deposits                          1,999      124        49      2,172
  Other borrowings                         729     (115)      (58)       556
                                     ---------------------------------------
Total interest-bearing liabilities       3,452      453        52      3,957
                                     ---------------------------------------

Net Interest Income                  $   5,710 $ (1,730) $   (269) $   3,711
                                     =======================================

Credit Loss Experience

     The Company maintains an allowance for potential credit losses to provide for potential specific or general loan losses. The allowance is increased by a provision for credit losses charged against operating results and recoveries on loans previously charged to the reserve. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses totaled $11.4 million at September 30, 1996. This represented an increase of $1.8 million, or 18.87%, over the allowance for credit losses of $9.6 million at December 31, 1995. As a percent of gross loans, the allowance for credit losses increased to 2.0%, at September 30, 1996, compared to a ratio of 1.9%, at December 31, 1995.

     For the quarter ended September 30, 1996, the provision for loan losses was $515,000. There was no provision for credit losses for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the provision for loan losses totaled $2.2 million. This represented an increase of $583,000, or 37.02%, over the provision for credit losses of $1.6 million, for the nine months ended September 30, 1995.

     For the quarter ended September 30, 1996, net loans charged to the allowance were $619,000. This represented an increase of $315,000, or 103.6%, over net loans charged to the allowance of $304,000 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, loans charged to the allowance for credit losses, net of recoveries totaled $1.1 million, compared to net loans charged to the allowance for credit losses of $2.5 million for the nine months ended September 30, 1995.

     Nonperforming assets, which includes loans on nonaccrual, restructured loans, and other real estate owned, decreased to $28.4 million at September 30, 1996. This represented a decrease of $6.7 million, or 18.97%, from nonperforming assets of $35.1 million at December 31, 1995. The decrease is a result of a reduction in restructured loans and OREO. Nonaccrual loans totaled $16.5 million at September 30, 1996. This represented an increase $3.2 million, or 23.8%, over total nonaccrual loans of $13.3 million at December 31, 1995.

     Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of September 30, 1996, and December 31, 1995.

     The Company has adopted the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 114 for calculating the fair value of specific loans for which the eventual collection of all principal and interest is determined to be impaired. At September 30, 1996, impaired loans totaled $38.3 million. Of this total, $27.0 million, or 70.50%, were considered collateral dependent, with collateral values of approximately $40.8 million. At September 30, 1996, $11.3 million, or 29.50%, of total impaired loans represented loans for which repayment was projected to come from cash flows. The impairment amount on these loans was $5.0 million.

     While management believes that the allowance was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(dollars in thousands

                                                                           Nine-months
                                                                        ended September 30,
                                                                     1996               1995
Amount of Total Loans at End of Period                        $     572,217      $     484,957
                                                              ==============     ==============
Average Total Loans Outstanding                               $     543,496      $     484,226
                                                              ==============     ==============
Allowance for Credit Losses at Beginning of Period            $       9,626      $       9,471
Loans Charged-Off:
  Real Estate Loans                                                   1,293              2,167
  Commercial and Industrial                                             187                280
  Consumer Loans                                                         65                152
                                                              --------------     --------------
    Total Loans Charged-Off                                           1,545              2,599
                                                             --------------     --------------
Recoveries:
  Real Estate Loans                                                     312                  0
  Commercial and Industrial                                             168                 88
  Consumer Loans                                                         11                 41
                                                              --------------     --------------
    Total Loans Recovered                                               491                129
                                                              --------------     --------------
Net Loans Charged-Off                                                 1,054              2,470
                                                              --------------     --------------
Provision Charged to Operating Expense                                2,158              1,575
                                                              --------------     --------------
Adjustment Incident to Mergers                                          712                  0
                                                              --------------     --------------
Allowance for Credit Losses at End of period                  $      11,442      $       8,576
                                                              ==============     ==============

Net Loans Charged-Off to Average Total Loans*                         0.26%              0.68%
Net Loans Charged-Off to Total Loans at End of Period*                0.25%              0.68%
Allowance for Credit Losses to Average Total Loans                    2.11%              1.77%
Allowance for Credit Lossess to Total Loans at End of Period          2.00%              1.77%
Net Loans Charged-Off to Allowance for Credit Losses*                12.28%             38.40%
Net Loans Charged-Off to Provision for Credit Losses                 48.84%            156.83%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

     Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, service charges and fees from trust services, other fee oriented products and services, gains on sale of securities, gains on the sale of other real estate owned, gross revenue from Community Trust Deed Services, and for the nine months ended September 30, 1996, settlement of litigation.

     For the quarter ended September 30, 1996, other operating income totaled $3.1 million. This represented an increase of $898,000, or 40.11%, over other operating income of $2.2 million for the quarter ended September 30, 1995. Contributing to the increase for the quarter ended September 30, 1996, were service charges and fee income generated by the Bank's new trust division which was purchased with the acquisition of Citizens.

     For the nine months ended September 30, 1996, other operating income totaled $10.9 million. This represented an increase of $4.4 million, or 67.02%, over other operating income of $6.5 million for the nine months ended September 30, 1995. Included as other operating income for 1996 was a $2.1 million settlement of litigation paid to the Bank in March of 1996. Net of this settlement, other operating income increased $2.3 million or 34.93%. The settlement arose from a suit filed by the Bank against a former officer and director for violation of an agreement not to compete. The litigation, which was settled in the first quarter of this year, resulted in the $2.1 million payment to the Bank, from the defendant.

Other Operating Expenses

     Other operating expenses increased to $10.3 million, for the quarter ended September 30, 1996. This represented an increase of $1.3 million, or 15.00%, over other operating expenses of $9.0 million, for the quarter ended September 30, 1995. Increases in other operating expenses for the third quarter of 1996 primarily reflected the increased operating expenses associated with the addition of four new branch offices and the new trust division, resulting from the acquisition of Citizens. As a percent of average assets, other operating expenses decreased to 3.92%, for the quarter ended September 30, 1996, compared to a ratio of 4.40% for the quarter ended September 30, 1995. As a percent of net revenue, operating expenses decreased to 60.26% for the quarter ended September 30, 1996, compared to a ratio of 63.65%, for the same period last year.

     For the nine months ended September 30, 1996, other operating expenses totaled $31.4 million. This represented an increase of $4.8 million, or 18.20%, over other operating expenses of $26.6 million for the nine months ended September 30, 1995.

     For the nine months ended September 30, 1996, salaries and related expenses totaled $14.7 million. This represented an increase of $2.4 million, or 19.14%, over salaries and related expenses of $12.4 million for the nine months ended September 30, 1995. The increase was a primarily a result of increased number of associates for the additional branches and trust division acquired through the Citizens' merger.

     Occupancy and equipment expenses totaled $4.7 million for the nine months ended September 30, 1996. This represented an increase of $692,000, or 17.37%, from total occupancy and equipment expenses of $4.0 million, for the nine months ended September 30, 1995. The increase was a primarily a result of additional branch facilities acquired through the Citizens' merger.

     Other expenses increased to $8.9 million for the nine months ended September 30, 1996. This represented an increase of $814,000, or 10.03%, over other expenses of $8.1 million for the nine months ended September 30, 1995. Contributing to the increase in other expenses was the amortization of goodwill and intangibles resulting from the Citizens acquisition which totaled $254,000 for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the provision for potential losses on other real estate owned was $3.1 million. This represented an increase of $1.7 million, or 124.29%, over a provision for losses on other real estate owned of $1.4 million for the nine months ended September 30, 1995.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.07 billion at September 30, 1996. This represented an increase of $131.1 million, or 13.99%, from total assets of $936.9 million at December 31, 1995. Gross loans totaled $572.2 million at September 30, 1996, an increase of $66.1 million, or 13.07%, for gross loans of $506.1 million at December 31, 1995. Total deposits increased to $906.9 million at September 30, 1996. This represented an increase of $103.4 million, or 12.86%, over total deposits of $803.6 million at December 31, 1995. The acquisition of Citizens in March of this year, contributed significantly to the increases in assets, loans and deposits for 1996.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $366.3 million at September 30, 1996. This represented an increase of $81.7 million, or 28.69%, over total investment securities of $284.6 million at December 31, 1995. The Bank reported no federal funds sold at September 30, 1996, compared to federal funds sold of $7.0 million at December 31, 1995.

     The Company has adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under the standard, securities "available for sale" are carried at their market values and changes in the securities' market values, net of taxes, are recorded to equity capital. Securities "held to maturity" are carried at amortized cost.

     At September 30, 1996, the unrealized losses on securities available for sale totaled $2.6 million. This compared to unrealized gains of $517,000, at December 31, 1995. Note 1 to the financial statements in the Company's 1995 Annual Report discusses in detail the Company's policy for accounting for investment securities.

     Approximately 60.00% of the Bank's investment portfolio consists of mortgage backed securities. The average life of these securities can be affected by changes in interest rates. Underlying mortgages tend to pay-off slower as interest rates increase, subjecting the portfolio to extension risk. Conversely, underlying mortgages tend to pay-off faster as interest rates decrease, subjecting to portfolio to pre-payment risk. Prepayment and extension risk can affect the yield to maturity on existing securities. In addition, prepayment and extension risk can affect future yields on the Bank's investment portfolio as lower yields are generally available when underlying mortgages prepay and higher yields are generally available when underlying mortgages extend.

     Table   4   sets   forth   investment   securities   held-to-maturity   and
available-for-sale, at September 30, 1996 and December 31, 1995.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                     September 30, 1996                        December 31, 1995
                                               Amortized    Market      Net      Yield      Amortized     Market      Net      Yield
                                                  Cost      Value    Unrealized               Cost        Value   Unrealized
                                                                     Gain/(Loss)                                  Gain/(Loss)
U.S. Treasury securities
        Available for Sale                   $    50,449  $  50,530   $     81    6.07%     $  30,612 $   31,028   $     416   6.24%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
          Available for Sale                     213,515    210,806     (2,709)   6.24%       180,485    180,925         440   5.97%
          Held to Maturity                         6,451      6,614        163    5.74%         7,358      7,679         321   5.73%

Other Government Agency Securities
          Available for Sale                      47,124     47,116         (8)   5.94%        41,659     41,789         130   6.51%

GNMA mortgage-backed pass-through
securities
          Held to Maturity                         1,264      1,357         93    9.43%         1,402      1,511         109   9.21%

Tax-exempt Municipal Securities
          Held to Maturity                        37,544     37,554         10    4.97%        14,465     14,793         328   5.23%

Other  securities
          Available for Sale                       6,874      6,874          0     N/A          6,632      6,632           0    N/A
          Held to Maturity                         1,114      1,114          0    6.47%         1,048      1,048           0   6.80%

Corporate Bonds
          Available for Sale                       4,602      4,601         (1)   6.17%             0          0           0   0.00%
                                             ------------------------------------------     ----------------------------------------
                                             $   368,937 $  366,566   $ (2,371)   5.93%     $ 283,661 $  285,405   $   1,744   5.92%
                                             ==========================================     ========================================

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                         September 30,      December 31,
                                             1996               1995
Commercial and Industrial (F1)            $ 236,261           $ 234,709
Real Estate:
     Construction                            31,552              23,805
     Mortgage                               211,317             149,039
Consumer                                     19,956              15,876
Lease finance receivables                    21,063              21,529
Agribusiness                                 55,418              63,580
                                          ---------           ---------
     Gross Loans                          $ 575,567           $ 508,538
Less:
     Allowance for credit losses             11,442               9,626
     Deferred net loan fees                   3,350               2,463
                                          ---------           ---------
Net loans                                 $ 560,775           $ 496,449
                                          =========           =========

     (F1) Includes $97.7 million and $142.0 million of loans for which the Company holds real property as collateral at September 30, 1996 and December 31, 1995, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $28.4 million at September 30, 1996. This represented a decrease of $6.7 million, or 18.97%, from nonperforming assets of $35.1 million at December 31, 1995. As a percent of total assets, nonperforming assets decreased to 2.66% at September 30, 1996, from 3.75% at December 31, 1995. Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

         Table 6 - Nonperforming Assets

                                    September 30, 1996   December 31, 1995
Nonaccrual loans                          $ 16,452            $ 13,289
Loans past due 90 days or more
 and still accruing interest                   379                   0
Restructured loans                           6,627              13,558
Other real estate owned (OREO), net          4,984               8,253
                                          --------            --------
Total nonperforming assets                $ 28,442            $ 35,100
                                          =========           ========
Percentage of nonperforming assets
   to total loans outstanding & OREO         4.93%               6.82%
Percentage of nonperforming
   assets to total assets                    2.66%               3.75%

     The decrease in nonperforming assets was a result of a decrease in restructured loans and other real estate owned. Restructured loans decreased to $6.6 million at September 30, 1996, from $13.5 million at December 31, 1995. This represented a decrease of $6.9 million, or 51.12%. Other real estate owned decreased to $5.0 million at September 30, 1996. This represented a decrease of $3.3 million, or 39.61%, from other real estate owned of $8.3 million at December 31, 1995. At September 30, 1996, nonaccrual loans were $16.5 million, an increase of $3.2 million, or 23.80%, from nonaccrual loans of $13.3 million at December 31, 1995. The majority of nonaccrual loans were collateralized by real property at September 30, 1996. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 90%.

     The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     Total deposits increased to $906.9 million at September 30, 1996. This represented an increase of $103.4 million, or 12.86%, over total deposits of $803.6 million at December 31, 1995. Deposit relationships assumed as a result of the acquisition of Citizens contributed to the increase.

     Most of the increase in total deposits was the result of increases in interest bearing deposits. Noninterest bearing deposits increased $12.5 million, or 3.75%, to $345.3 million at September 30, 1996, from $332.9 million at December 31, 1995. Interest bearing deposits increased $90.9 million, or 19.30%, to $561.6 million at September 30, 1996, from $470.7 million at December 31, 1995. Interest bearing deposits totaled 61.92% of total deposits at September 30, 1996. This compared to a ratio of interest bearing deposits to total deposits of 58.58% at December 31, 1995.

     Historically, at each year end, the Bank's deposit mix is impacted by short term increases in agricultural related seasonal deposits. Total demand deposits at December 31, 1995, included approximately $45.0 million of these agriculture related deposits which normally are withdrawn within the first 60 days of the new year.

Liquidity

     The 1995 annual report describes in detail the Company's principal sources of liquidity, liquidity management policy objectives, and methods used to measure liquidity.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At September 30, 1996, the Company's loan-to-deposit ratio was 63.09%, compared to a ratio of 62.98% at December 31, 1995.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets (federal funds sold and investments maturing within one year) and large liabilities (time deposits over $100,000 maturing within one year, federal funds purchased, and other borrowed funds) by the sum of loans and long-term investments. At of September 30, 1996 the liquidity ratio was a negative 13.85%, compared to a ratio of a negative 13.44% at December 31, 1995. Conceptually, this shows that the Company was funding 13.85% and 13.44% of its long-term, illiquid assets with large liabilities at these dates, respectively.

     Cash flows provided by operating activities, primarily interest received, totaled $12.3 million for the nine months ended September 30, 1996 compared to $13.2 million for the nine months ended September 30, 1995. Net cash used in investing activities, primarily purchases of investment securities and consideration paid in business combinations, totaled $62.9 million for the nine months ended September 30, 1996, compared to $29.3 million for the nine months ended September 30, 1995. Cash flows from financing activities totaled $4.5 million for the nine months ended September 30, 1996, compared to $58,000 for the same period last year.

Capital Resources

     The Company's equity capital was $84.4 million at September 30, 1996. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1995 annual report (management's discussion and analysis and note 13 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet the risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory institutions require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At September 30, 1996 the Bank and the Company met the minimum risk-based capital ratio and leverage ratio requirements.

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1996 and December 31, 1995:

        Table 7 - Regulatory Capital Ratios

                      Required
                      Minimum    September 30, 1996     December 31, 1995
Capital Ratios         Ratios    Company      Bank      Company      Bank
Risk-based Capital
Ratios:
  Tier I               4.00%      11.1%       10.7%       11.8%      11.1%
  Total                8.00%      12.3%       12.0%       13.0%      12.4%
Leverage Ratio         3.00%       7.1%        6.9%        8.1%       7.6%

                           PART II - OTHER INFORMATION

Item 1  -      Legal Proceedings
               Not Applicable

Item 2  -      Changes in Securities
               Not Applicable

Item 3  -      Defaults upon Senior Securities
               Not Applicable

Item 4  -      Submission of Matters to a Vote of Security Holders
               Not Applicable

Item 5  -      Other Information
               Not Applicable

Item 6  -      Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     Exhibit 27 - Financial Data Schedule

               (b)   Reports on Form 8-K
                     Not Applicable

                                  Exhibit Index

Exhibit No.      Description                                    Page


        27       Financial Data Schedule                         25

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:  November 14, 1996                      /s/ Robert J. Schurheck
                                              Robert J. Schurheck
                                              Chief Financial Officer