Form 10-K405
period 1996-12-31
CVB FINANCIAL CORP
filed 1997-03-25
CIK 354647

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A
                         COMMISSION FILE NUMBER 1-10394

                              CVB FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    95-3629339
        STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION

        701 N. HAVEN AVENUE, SUITE 350                            91764
             ONTARIO, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (909) 980-4030

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------------------------------------------
                 COMMON STOCK                              AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 5, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $181,654,894.

     Number of shares of common stock of the registrant outstanding as of March 5, 1997: 10,022,339.

     The following documents are incorporated by reference herein:

      Definitive Proxy Statement for the Annual Meeting      Part III of Form 10-K
       of Stockholders which will be filed within 120
       days of the fiscal year ended December 31, 1996

================================================================================

                                  INTRODUCTION

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such differences, see "Item 1. Business -- Factors that May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

                              CVB FINANCIAL CORP.

     CVB Financial Corp. (referred to herein on an unconsolidated basis as "CVB" and on a consolidated basis as the "Company") is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the "Bank"). The Bank is the Company's principal asset. The Company has one other operating subsidiary, Community Trust Deed Services ("Community").

     The Company's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business -- Supervision and Regulation -- Restrictions on Transfers of Funds to CVB by the Bank." At December 31, 1996, the Company had $1.2 billion in total consolidated assets, $576.7 million in total consolidated net loans and $990.6 million in total consolidated deposits.

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

                             CITIZENS BUSINESS BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 1996, the Bank had $1.2 billion in assets, $579.2 million in net loans and $991.8 million in deposits.

     The Bank currently has 23 banking offices located in San Bernardino County, Riverside County, the northern portion of Orange County and the eastern portion of Los Angeles County in Southern California. Of the 23 offices, the Bank opened seven as de novo branches and acquired the other sixteen in acquisition transactions. Since 1990, the Bank has added eleven offices, two in 1990, two in 1993, two in 1994, one in 1995, and four in 1996.

     On June 24, 1994, the Company completed its acquisition of Western Industrial National Bank, ("WIN") a two-branch bank located in El Monte, California for an aggregate cash purchase price of $14.8 million. The Company assumed approximately $43.5 million in deposits and acquired approximately $34.1 million in loans. On August 11,1995, the Bank consolidated the branch located at 10602 Rush Street, El Monte.

     On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC for the purchase of Pioneer Bank, Fullerton, California ("Pioneer"). The Bank assumed an aggregate of approximately $52.7 million in deposits and purchased certain assets of Pioneer that included approximately $12.3 million in loans and $8.2 million in investments and federal funds sold.

     On October 20, 1995, the Bank completed its acquisition of the Victorville office of Vineyard National Bank for an aggregate cash purchase price of $200,000. The Bank assumed approximately $4.1 million in deposits and $952,000 in loans.

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena, California, ("Citizens Bank of Pasadena"). Citizens Bank of Pasadena had four branch offices, two branches located in Pasadena, one branch located in La Canada and one branch located in San Marino. The Bank acquired approximately $59.9 million in loans, and assumed approximately $111.7 million in deposits. In addition, the Bank acquired a Trust Division that managed assets of approximately $800 million that are not included on the balance sheet of the Bank or Company. Concurrent with the acquisition, the Bank changed its name to "Citizens Business Bank."

     Through its network of banking offices, the Bank emphasizes personalized service combined with offering a full range of banking and trust services to businesses, professionals and individuals located in the service areas of its offices. Although the Bank focuses the marketing of its services to small- and medium-sized businesses, a full range of retail banking services are made available to the local consumer market.

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

     The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services and electronic funds transfers by way of domestic and international wires and automated clearing house, and on-line account access. The Bank also makes available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify its customers' funds in federally insured time certificates of deposit of other institutions.

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

  COMPETITION

     The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, the accelerating pace of consolidation among banks, and the growth of nonbank financial services providers. The Bank competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank may legally provide. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 23 branch offices located in San Bernardino, Riverside, northern Orange and eastern Los Angeles counties. Neither the deposits nor loans of the offices of the Bank exceed 1% of the aggregate deposits or loans of all financial services companies located in the counties in which the Bank operates.

  EMPLOYEES

     At December 31, 1996, the Company employed 428 persons -- 267 on a full-time and 161 on a part-time basis. The Company believes that its employee relations are satisfactory.

  EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and investment securities held in the Bank's portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services provider are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Company and the Bank are impossible to predict. See "Item 1. Business -- Supervision and Regulation."

  SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

                                  THE COMPANY

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file, with the Federal Reserve Board, quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business -- Supervision and Regulation -- Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutory prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve Board adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "Item 1.
Business -- Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

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

     Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission, (the "Commission").

                             AVAILABLE INFORMATION

     Reports filed with the Commission, including proxy statements and other information can be inspected and copied at the public reference facilities of the Commission at Room 1024, 450 Fifth Street, N.W., Washington D.C., 20549; 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511; and 7 World Trade Center, Suite 1300, New York, new York, 10048. Copies of such materials can be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The Commission maintains a Web Site that contains reports, proxy and information statements and other information. The address of the site is ht.//www.sec.gov. In addition, reports can be inspected at the office of the American Stock Exchange, 86 Trinity Place, New York, New York, 10006.

                                    THE BANK

     The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers. The Bank is not currently subject to any such actions by the FDIC or the Superintendent.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Item 1. Business -- Supervision and
Regulation -- Premiums for Deposit Insurance." Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Item 1.
Business -- Supervision and Regulation -- Capital Standards."

             RESTRICTIONS ON TRANSFERS OF FUNDS TO CVB BY THE BANK

     CVB Financial Corp. ("CVB") is a legal entity separate and distinct from the Bank. CVB's ability to pay cash dividends is limited by state law.

     There are statutory and regulatory limitations on the amount of dividends which may be paid to CVB by the Bank. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the Bank or by any majority-owned subsidiary of the Bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.

     The FDIC and the Superintendent also has authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Superintendent's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Superintendent could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. Business -- Supervision and Regulation -- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and -- "Capital Standards" for a discussion of these additional restrictions on capital distributions.

     At present, substantially all of CVB's revenues, including funds available for the payment of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank. At December 31, 1996, the Bank had $12.4 million in retained earnings available for the payment of cash dividends.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of CVB or other affiliates. Such restrictions prevent CVB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to CVB or to any other affiliate is limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving CVB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1.
Business -- Supervision and Regulation -- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

                               CAPITAL STANDARDS

     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital. Qualifying capital is the sum of Tier 1 capital and limited amounts of Tier

2 capital and Tier 1 capital. Tier 1 capital consists of, among other things,
(i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of: (i) a limited amount of the allowance for possible loan and lease losses; (ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations -- Capital Resources."

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (ALLL) which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements as of December 31, 1996.

                                              COMPANY ACTUAL          BANK ACTUAL
                                              (IN THOUSANDS)        (IN THOUSANDS)         MINIMUM
                                             -----------------     -----------------       CAPITAL
                                             AMOUNT      RATIO     AMOUNT      RATIO     REQUIREMENT
                                             -------     -----     -------     -----     -----------
Leverage ratio.............................  $77,591      7.21%    $74,832      6.96%        4.00%
Tier 1 risk-based ratio....................   77,591     11.03      74,832     10.67         4.00
Total risk-based ratio.....................   86,561     12.30      83,769     11.95         8.00

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

             "WELL CAPITALIZED"                           "ADEQUATELY CAPITALIZED"
--------------------------------------------    --------------------------------------------
Total risk-based capital of 10%;                Total risk-based capital of 8%;
  Tier 1 risk-based capital of 6%; and          Tier 1 risk-based capital of 4%; and
  Leverage ration of 5%.                        Leverage ratio of 4%.

"UNDERCAPITALIZED"                              "SIGNIFICANTLY UNDERCAPITALIZED"
--------------------------------------------    --------------------------------------------
Total risk-based capital less than 8%;          Total risk-based capital less than 6%
  or Tier 1 risk-based capital less than 4%,    or Tier 1 risk-based capital less than 3%;
  or Leverage ratio less than 4%.               or Leverage ratio less than 3%.

                         "CRITICALLY UNDERCAPITALIZED"

                 Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the FDIA; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and
(iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Item 1. Business -- Supervision and Regulation -- Potential Enforcement Actions."

SAFETY AND SOUNDNESS STANDARDS

     Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act, (the "FDICIA"). These standards are designed to identify potential safety-and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. See "Item 1.
Business -- Capital Standards -- Prompt Corrective Action and Other Enforcement Mechanisms." The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group
B), and poses a substantial probability of loss (Group C).

     The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                  ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996*

                                                          GROUP A     GROUP B     GROUP C
                                                          -------     -------     -------
        Well Capitalized................................      0           3          17
        Adequately Capitalized..........................      3          10          24
        Undercapitalized................................     10          24          27

---------------

* Assessment figures are expressed in terms of cents per $100 of deposits.

     On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund (SAIF) through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Bank, will pay
0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

     The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

                        INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

     Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

            COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach, activities or complies with other procedural requirements.

     In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

     In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on the last compliance examination conducted during the third quarter of 1995, the Bank was rated satisfactory by the FDIC.

                         POTENTIAL ENFORCEMENT ACTIONS

     Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither the Company nor the Bank currently are subject to any such enforcement actions.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Economic Conditions and Geographic Concentration. The Company's operations are located in Southern California and concentrated primarily in the area known as the Inland Empire. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas, which have been relatively volatile over the last several years. While the Southern California and Inland Empire economies recently have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

     Interest Rates. The Company anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

     Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

     Competition. The banking and financial services business in the Company's market areas are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio, Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

     Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

     The principal executive offices of the Company and the Bank are located at 701 N. Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California.

     The Bank occupies the premises for sixteen of its offices under leases expiring at various dates from 1996 through 2014. The Bank owns the premises for eight of its offices, including its data center.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1996, was $3.6 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company and the Bank are party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1996.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 1997, the principal executive officers of the Company and Bank are:

        NAME                                POSITION                        AGE
---------------------  ---------------------------------------------------  ---
George A. Borba        Chairman of the Board of the Company and the Bank    64
D. Linn Wiley          President and Chief Executive Officer of the         58
                       Company and the Bank
Frank Basirico         Executive Vice President/Senior Loan Officer of the  42
                       Bank
Jay W. Coleman         Executive Vice President of the Bank                 54
Ed Pomplun             Executive Vice President of the Bank                 50
Robert J. Schurheck    Chief Financial Officer of the Company and           64
                       Executive Vice President and Chief Financial
                       Officer of the Bank

     Other than George A. Borba, who is the brother of John A. Borba, a director of the Company and the Bank, there is no family relationship among any of the above-named officers or any of the Company's directors.

     Mr. Borba has served as Chairman of the Board of the Company since its organization in April, 1981 and Chairman of the Board of the Bank since its organization in December, 1973. In addition, Mr. Borba is the owner of George Borba Dairy.

     Mr. Wiley has served as President and Chief Executive Officer of the Company since October, 1991. Mr. Wiley joined the Company and Bank as a director and as President and Chief Executive Officer designate on August 21, 1991. Prior to that, Mr. Wiley served as an Executive Vice President of Wells Fargo Bank from April 1, 1990 to August 20, 1991. From 1988 to April 1, 1990 Mr. Wiley served as the President and Chief Administrative Officer of Central Pacific Corporation, and from 1983 to 1990 he was the President and Chief Executive Officer of American National Bank.

     Mr. Basirico has served as Executive Vice President and Senior Loan Officer of the Bank since November, 1996. From March, 1993 to November, 1996, he served as Credit Administrator of the Bank. Prior to that time he was Executive Vice President, senior loan officer at Fontana National Bank from 1981. Between 1976 and 1981 he served as Executive Vice President, senior loan officer at the Bank of Hemet.

     Mr. Coleman assumed the position of Executive Vice President of the Bank on December 5, 1988. Prior to that he served as President and Chief Executive Officer of Southland Bank, N.A. from March, 1983 to April, 1988.

     Mr. Pomplun has served as Executive Vice President and Division Manager of the Trust Division since March 29, 1996. From February, 1994 to March 29, 1996 he held that position for Citizens Bank of Pasadena. From June, 1988 through February, 1994, Mr. Pomplun served as Executive Vice President and Division Manager of the Trust Division for First National Bank in San Diego. Between 1984 and 1988, he served as Vice President for Bank of America's Trust Division. Between March, 1977 and June, 1984 he served as Trust Office Manager and Trust Marketing Head for San Diego Trust and Savings Bank.

     Mr. Schurheck assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on March 1, 1990. He served as Senior Vice President of the Bank from September 11, 1989 to February 28, 1990. Prior to that he served as Senior Vice President of General Bank from June, 1988 to September, 1989. From July, 1987 to June, 1988 Mr. Schurheck was a self-employed consultant; from December, 1973 to June, 1987 he was Senior Vice President of Operations and Finance of State Bank in Lake Havasu City, Arizona.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Shares of CVB Financial Corp. common stock price increased from an average price of $12.13 per share for the first quarter of 1996 to an average per share price of $16.39 for the fourth quarter of 1996. The following table presents the high and low sales prices and dividend information for the Company's common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, of the ten percent stock dividend declared on December 18, 1996, and a ten percent stock dividend declared in 1995. The Company had approximately 1,031 shareholders of record as of December 31, 1996.

              TABLE 11 -- TWO YEAR SUMMARY OF COMMON STOCK PRICES

QUARTER
 ENDED        HIGH       LOW            DIVIDENDS
--------     ------     ------     -------------------
 3/31/95     $12.81     $10.95     $.066 Cash Dividend
 6/30/95     $11.57     $10.44     $.066 Cash Dividend
 9/30/95     $10.85     $10.44     $.066 Cash Dividend
12/31/95     $12.50     $10.69     $.066 Cash Dividend
                                   10% Stock Dividend

 3/31/96     $12.50     $11.70     $.073 Cash Dividend
 6/30/96     $15.23     $12.16     $.073 Cash Dividend
 9/30/96     $16.36     $14.55     $.073 Cash Dividend
12/31/96     $18.98     $14.32     $.091 Cash Dividend
                                   10% Stock Dividend

     The Company lists its common stock on the American Stock Exchange under the symbol "CVB."

ITEM 6. SELECTED FINANCIAL DATA

                                               1996              1995             1994             1993             1992
                                          --------------     ------------     ------------     ------------     ------------
Net Interest Income.....................  $   53,427,982     $ 48,140,875     $ 42,818,669     $ 35,891,367     $ 32,020,207
Provision for Credit Losses.............       2,887,821        2,575,000          350,000        1,720,000        1,772,109
Other Operating Income..................      14,278,777        9,090,442        7,586,410       10,744,921        7,897,796
Other Operating Expenses................      41,909,303       35,053,016       32,434,624       29,353,759       23,419,389
                                          --------------     ------------     ------------     ------------     ------------
Earnings Before Income Taxes............      22,909,635       19,603,301       17,620,455       15,562,529       14,726,505
Income Taxes............................       9,576,299        8,145,842        7,185,679        6,040,178        5,711,445
                                          --------------     ------------     ------------     ------------     ------------
NET EARNINGS............................  $   13,333,336     $ 11,457,459     $ 10,434,776     $  9,522,351     $  9,015,060
                                          ==============     ============     ============     ============     ============
Net Earnings per Common Share(1)........  $         1.30     $       1.12     $       1.03     $       0.95     $       0.93
                                          ==============     ============     ============     ============     ============
Stock Dividends.........................              10%              10%              10%              10%              10%
Cash Dividends Declared Per Share(1)....  $         0.31     $       0.26     $       0.24     $       0.22     $       0.20
Dividend Pay-Out Ratio..................           23.85%           23.21%           23.30%           23.16%           21.51%
FINANCIAL POSITION:
  Assets................................  $1,160,420,694     $936,939,922     $836,095,349     $687,407,957     $592,097,857
  Net Loans.............................     576,686,562      496,448,905      484,617,731      442,083,848      374,661,538
  Deposits..............................     990,596,623      803,573,853      762,623,921      595,956,301      526,923,421
  Stockholders' Equity..................      89,087,071       78,260,216       61,939,928       59,957,532       52,038,215
  Book Value Per Share(1)...............            8.93             7.97             6.35             6.19             5.41
  Equity-to-Assets Ratio(2).............            7.68%            8.35%            7.41%            8.72%            8.79%
FINANCIAL PERFORMANCE
  Return on:
    Beginning Equity....................           17.04%           18.50%           17.40%           18.30%           20.40%
    Average Equity......................           16.09%           16.13%           16.84%           17.46%           18.72%
  Return on Average Assets..............            1.31%            1.39%            1.40%            1.52%            1.62%
CREDIT QUALITY:
  Allowance for Credit Losses...........  $   12,238,816     $  9,625,586     $  9,470,736     $  8,849,442     $  6,461,345
  Allowance/Total Loans.................            2.08%            1.90%            1.92%            1.96%            1.70%
  Total Non Performing Loans............  $   23,559,720     $ 26,847,307     $ 21,567,108     $ 13,262,357     $ 10,204,442
  Non Performing Loans/Total Loans......            4.00%            5.31%            4.37%            2.94%            2.68%
  Allowance/Non Performing Loans........           51.95%           35.85%           43.91%           66.73%           63.32%
  Net Charge-Offs.......................  $      985,920     $  2,420,150     $    853,363     $    918,898     $    573,378
  Net Charge-Offs/Average Loans.........            0.18%            0.50%            0.18%            0.22%            0.16%

---------------

(1) All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 18, 1996, as to holders of record on January 6, 1997, and paid January 21, 1997, and 10% stock dividends paid in 1996, 1995, 1994 and 1993.

(2) Stockholders' equity divided by total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     Management's discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1.
Business -- Factors that May Affect Future Results."

     CVB Financial Corp., ("CVB") is a bank holding company. Its primary subsidiary, Citizens Business Bank, (the "Bank") is a state chartered bank with 23 branch offices located in San Bernardino, Riverside, east

Los Angeles, and north Orange Counties. Community Trust Deed Services ("Community") is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. For purposes of this analysis, the consolidated entities are referred to as the "Company".

     On March 29, 1996, the Bank acquired Citizens Bank of Pasadena with deposits of approximately $111.7 million, and loans of approximately $59.9 million. As a result of the acquisition, the Bank acquired four new banking offices. In addition to the commercial banking operation, the Bank acquired a trust operation with approximately $800.0 million in assets under management, which are not included on the balance sheet of the Bank.

     On October 20, 1995, the Bank purchased a branch office located in Victorville, California from Vineyard National Bank with deposits of $4.1 million and loans of $952,000.

     On June 24, 1994, the Company acquired through merger Western Industrial National Bank ("WIN") with deposits of approximately $43.5 million, and loans of approximately $34.1 million. On July 8, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC in its capacity as receiver for Pioneer Bank ("Pioneer"), assuming approximately $52.7 million in deposits and purchasing approximately $12.3 million in loans, and $8.2 million in investments, including federal funds sold.

     The acquisitions and mergers during 1994, 1995 and 1996, have provided the Bank with seven new banking offices and contributed significantly to the growth of the Company's deposits, loans and assets.

     Virtually all of the Company's activities are conducted within its market area, which includes the Inland Empire and other areas of Southern California. During 1996, Southern California, and specifically the Inland Empire, continued to make progress in its recovery from a serve recession. The recession resulted from declines in the defense industry, corporate relocations and general weakness in the real estate market. During 1996, confidence improved among small business and consumers. Many industries grew at a satisfactory rate, although the construction and defense industries continued to struggle. While the Southern California economies have exhibited recent positive economic and employment trends, there is no assurance that such trends will continue.

                     ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $13.3 million for the year ended December 31, 1996. This represented an increase of $1.9 million, or 16.37%, over earnings of $11.5 million for the year ended December 31, 1995. For the year ended December 31, 1994, the Company reported net earnings of $10.4 million. Earnings per share, adjusted for the effects of a 10% stock dividend declared each year, were $1.30, $1.12, and $1.03 per share for 1996, 1995, and 1994, respectively.

     The increase in earnings for 1996 compared to 1995 was the result of an increase in net interest income and an increase in other operating income. Increased net interest income for 1996 reflected a higher volume of average earning assets. The increase in other operating income resulted from the collection of a $2.1 million settlement of litigation coupled with an increase in fee income that resulted from the acquisition of the Trust Division. The increases in revenue were partially offset by higher operating expenses, and to a lesser extent, a higher provision for credit losses.

     The increase in earnings for 1995 compared to 1994 resulted primarily from an increase in net interest income and, to a lesser extent, the increase in other operating income. Increased net interest income for 1995 generally resulted from a higher volume of interest earning assets coupled with higher yields on those assets. The increase was partially offset by a higher provision for credit losses and increased other operating expenses.

     For the year ended December 31, 1996, the Company's return on average assets was 1.31%, compared to a return on average assets of 1.39% for the year ended December 31, 1995, and 1.40% for the year ended December 1994. The Company's return on average stockholders' equity was 16.09% for the year ended December 31, 1996, compared to 16.13% for the year ended December 31, 1995, and 16.84% for the year ended December 31, 1994.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using the federal marginal tax rate of 35.00%.

     TABLE 1 -- Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials

                                       1996                                 1995                                1994
                         ---------------------------------     -------------------------------     ------------------------------
                          AVERAGE                              AVERAGE                             AVERAGE
                          BALANCE       INTEREST     RATE      BALANCE      INTEREST     RATE      BALANCE      INTEREST     RATE
                         ----------     --------     -----     --------     --------     -----     --------     --------     ----
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Investment Securities
  Taxable(1)...........  $  303,086     $ 18,613      6.14%    $220,427     $ 13,736      6.23%    $171,806     $ 10,084     5.87%
  Tax preferenced(2)...      26,330        1,318      7.02       11,012          553      7.04        7,695          376     6.85
Federal Funds Sold.....       9,893          512      5.18        4,285          248      5.79       10,297          432     4.20
Net Loans(3)(4)........     541,351       54,451     10.06      477,588       50,158     10.50      457,273       43,156     9.44
                         ----------                            --------                            --------
Total Earning Assets...     880,660       74,894      8.56      713,312       64,695      9.10      647,071       54,048     8.38
Total Non Earning
  Assets...............     135,970                             112,238                              98,086
                         ----------                            --------                            --------
Total Assets...........  $1,016,630                            $825,550                            $745,157
                         ==========                            ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits........  $  327,789                            $268,709                            $236,945
Savings Deposits(5)....     353,190     $  8,901      2.52%     303,092     $  7,199      2.38%     321,631     $  6,834     2.12%
Time Deposits..........     188,319        9,839      5.22      140,366        7,339      5.23      108,515        3,939     3.63
                         ----------                            --------                            --------
Total Deposits.........     869,298       18,740      2.16      712,167       14,538      2.04      667,091       10,773     1.61
                         ----------                            --------                            --------
Other Borrowings.......      51,185        2,726      5.33       35,232        2,016      5.72        9,877          456     4.62
                         ----------                            --------                            --------
Interest Bearing
  Liabilities..........     592,694       21,466      3.62      478,690       16,554      3.46      440,023       11,229     2.55
                         ----------                            --------                            --------
Other Liabilities......      13,276                               7,103                               6,216
Stockholders' Equity...      82,871                              71,048                              61,973
                         ----------                            --------                            --------
Total Liabilities and
  Stockholders'
  Equity...............  $1,016,630                            $825,550                            $745,157
                         ==========                            ========                            ========
Net interest spread....                               4.94%                               5.64%                              5.83%
Net interest margin....                               6.13                                6.78                               6.64
Net interest margin
  excluding loan
  fees.................                               5.76                                6.41                               6.31

---------------

(1) Includes certificates of deposit purchased from other institutions.

(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 35.00%.

(3) Loan fees are included in total interest income as follows, (000)s omitted; 1996, $3,203; 1995, $2,662; 1994, $2,138.

(4) Non performing loans are included in net loans as follows, (000)s omitted; 1996, $23,559; 1995, $26,847; 1994, $21,567.

(5) Includes interest bearing demand and money market accounts.

     The Company's operating results depend primarily on net interest income, the difference between the interest earned on loans and investments less the interest paid on deposit accounts and borrowed funds. Net interest income was $53.4 million for 1996. This represented an increase of $5.3 million, or 10.98%, over net interest income of $48.1 million for 1995. Net interest income increased $5.3 million, or 12.43%, for 1995, compared to net interest income of $42.8 million for 1994. The increase in net interest income for 1996 compared to 1995 reflected greater average balances of earning assets for 1996. The increase in net interest income for 1995 compared to 1994 was the combined result of higher average yields on greater average balances of earning assets.

     The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest bearing liabilities, as well as changes in the level of interest bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest bearing liabilities. The Company's net interest margin was 6.13% for 1996, compared to 6.78% for 1995, and 6.64% for 1994. A lower yield on average earning assets, coupled with an increase in the cost of average interest bearing liabilities, contributed to the decrease in the net interest margin for 1996 compared to 1995. The increase in the net interest margin for 1995 compared to 1994 was the result of a higher yield on average earning assets for 1995.

     The yields on earning assets for 1996 and 1995 were affected by a less profitable asset mix for each year. Loans typically have higher yields than investments and federal funds sold. Net loans averaged 61.47% of average earning asset for 1996, compared to an average of 66.95% for 1995 and 70.67% for 1994. Conversely, average investment securities, including federal funds sold, increased to 38.53% for 1996, compared to 33.05% for 1995, and 29.33% for 1994.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest bearing liabilities. The Company's net interest spread was 4.94% for 1996, compared to a net interest spread of 5.64% for 1995, and 5.83% for 1994. The decrease in the net interest spread for 1996 compared to 1995 resulted from a decrease in the yield on earning assets and an increase in the cost of average interest bearing liabilities. The decrease in the net interest spread for 1995 compared to 1994 resulted as the cost of interest bearing liabilities increased greater than the yield on earning assets.

     The Company earned total interest income of $74.9 million for 1996. This represented an increase of $10.2 million, or 15.76%, from interest income of $64.7 million for 1995. Interest income increased $10.6 million, or 19.70%, for 1995, from total interest income of $54.0 million for 1994. The increase in total interest income for 1996 compared to 1995 reflected a greater average balance of interest earning assets. The increase in interest income for 1995 compared to 1994 was the result of the combined effects of an increase in the level of average earning assets and a higher yield earned on those assets.

     The Company paid total interest expense on deposits and other borrowed funds of $21.5 million for 1996. This represented an increase of $4.9 million, or 29.67%, over total interest expense of $16.6 million for 1995. For 1995, interest expense increased $5.3 million, or 47.43%, over total interest expense of $11.2 million for 1995. For both 1996 and 1995, the increase in interest expense was the combined result of greater levels of average interest bearing liabilities and an increase in the cost of average interest bearing liabilities.

     The cost of average interest bearing liabilities increased to 3.62% for 1996, compared to 3.46% for 1995, and 2.55% for 1994. For the most part, the increase in the cost of average interest bearing liabilities for 1996 and 1995 reflected increased price competition for interest bearing deposits. For 1995, the increase in the cost of interest bearing liabilities was also affected by an increase in the cost of average borrowed funds. The Company was able to offset, in part, the impact of the increased cost of interest bearing deposits for 1995 by obtaining a greater portion of its total average deposits from noninterest bearing demand deposits. As a percentage of total average deposits, average noninterest bearing demand deposits were 37.71% for 1996, compared to 37.73% for 1995, and 35.52% for 1994.

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

TABLE 2 -- Rate and Volume Analysis for Changes in Interest Income, Interest Expense, and Net Interest Income

                                              1996 COMPARED TO 1995                 1995 COMPARED TO 1994
                                            INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                       ------------------------------------   ----------------------------------
                                                           RATE/                                RATE/
                                       VOLUME     RATE     VOLUME    TOTAL    VOLUME    RATE    VOLUME    TOTAL
                                       -------   -------   ------   -------   ------   ------   ------   -------
                                                                 (AMOUNT IN THOUSANDS)
Interest Income:
  Taxable investment securities......  $ 5,152   $  (200)  $ (75)   $ 4,877  $2,854    $  622   $ 176    $ 3,652
  Tax preferenced securities.........      769        (2)     (2)       765     161        11       5        177
  Fed funds..........................      324       (26)    (34)       264    (252)      164     (96)      (184)
  Loans..............................    6,697    (2,121)   (283)     4,293   1,918     4,868     216      7,002
                                       -------   -------   -----    -------  ------    ------   -----     ------
Total earning assets.................   12,942    (2,349)   (394)    10,199   4,681     5,665     301     10,647
                                       -------   -------   -----    -------  ------    ------   -----     ------
Interest Expense:
  Savings deposits...................    1,191       438      73      1,702    (394)      805     (46)       365
  Time deposits......................    2,508        (6)     (2)     2,500   1,156     1,735     509      3,400
  Other borrowings...................      912      (139)    (63)       710   1,170       109     281      1,560
                                       -------   -------   -----    -------  ------    ------   -----     ------
Total interest bearing liabilities...    4,611       293       8      4,912   1,932     2,649     744      5,325
                                       -------   -------   -----    -------  ------    ------   -----     ------
Net Interest Income..................  $ 8,331   $(2,642)  $(402)   $ 5,287  $2,749    $3,016   $(443)   $ 5,322
                                       =======   =======   =====    =======  ======    ======   =====     ======

     Interest and fees on loans, the Company's primary source of revenue, totaled $54.5 million for 1996. This represented an increase of $4.3 million, or 8.56%, over interest and fees on loans of $50.2 million for 1995. For 1995, interest and fees on loans increased $7.0 million, or 16.23%, from $43.2 million for 1994. The increase in interest and fee on loans for 1996 reflected an increase in the average balance of loans compared to 1995. For 1996, loan yields decreased as a result of increased price competition. For 1995, the increase in interest and fees on loans was the combined result of a greater average balance of loans and a greater average yield on those loans.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was no interest income that was accrued and not reversed on any nonperforming loan at December 31, 1996, 1995, or 1994. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $253,000 higher for 1996, $988,000 higher for 1995, and $1,363,000 higher for 1994. Accordingly, yields on loans would have increased by 0.05%, 0.20%, and 0.29%, for 1996, 1995, and 1994,
respectively.

     Included in Other Real Estate Owned at December 31, 1994, were two loans totaling $1.2 million which, although performing according to their original terms, were accounted for as other real estate owned as required under SFAS No.
66. As principal and interest payments on these loans were current at December 31, 1994, the average balance of the loans were included in total loans, and the yield on total loans was adjusted accordingly in calculating the yield.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with origination of loans are deferred and netted against the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. For the year ended December 31, 1996, the Company recognized loan fee income of $3.2 million. This represented an increase of 541,000, or 20.32% over loan fee income of $2.7 million recognized in 1995. For 1995, loan fee income increased $524,000, or 24.51%, over loan fees of $2.1 million recognized for 1994.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 - Loan Fee Activity

                                                         1996        1995        1994
                                                        -------     -------     -------
                                                            (AMOUNTS IN THOUSANDS)
        Fees Collected................................  $ 2,861     $ 2,622     $ 2,857
        Fees and costs deferred.......................   (1,959)     (1,098)     (2,624)
        Accretion of deferred fees and costs..........    2,301       1,138       1,905
                                                        -------     -------     -------
        Total fee income reported.....................  $ 3,203     $ 2,662     $ 2,138
                                                        =======     =======     =======
        Deferred net loan origination fees acquired...    1,158           0         180
                                                        =======     =======     =======
        Deferred net loan origination fees at end of
          year........................................  $ 3,279     $ 2,463     $ 2,503
                                                        =======     =======     =======

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company's earnings. The Bank's management monitors the interest rate "sensitivity" risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis.

     This analysis measures, at specific time intervals, the differences between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table 4 provides the Bank's maturity/repricing gap analysis at December 31, 1996, and 1995. The Bank had a negative cumulative 180 day gap of $212.6 million at December 31, 1996. This represented an increase of $138.6 million, or 187.26%, over the 180 day cumulative negative gap of $74.0 million at December 31, 1995. In theory, this would indicate that at December 31, 1996, $212.6 million more in liabilities than assets would re-price if there was a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decreased, the negative gap would tend to result in an increase in the net interest margin.

TABLE 4 - Asset and Liability Maturity/Repricing Gap

                                                              OVER 90      OVER 180
                                                90 DAYS       DAYS TO       DAYS TO        OVER
                                                OR LESS      180 DAYS      365 DAYS      365 DAYS
                                               ---------     ---------     ---------     ---------
                                                             (AMOUNTS IN THOUSANDS)
1996
Earning Assets:
  Investment Securities and debt securities
     held for sale...........................  $  19,359     $  16,396     $  43,047     $ 305,279
  Total Loans................................    293,359        11,422        23,111       266,795
                                               ---------     ---------     ---------      --------
     Total...................................  $ 312,718     $  27,818     $  66,158     $ 572,074
Interest Bearing Liabilities
  Savings Deposits...........................  $ 361,248     $       0     $       0     $       0
  Time Deposits..............................    107,564        48,313        33,720         8,569
  Other Borrowings...........................     26,000        10,000        20,000             0
                                               ---------     ---------     ---------      --------
     Total...................................    494,812        58,313        53,720         8,569
                                               ---------     ---------     ---------      --------
Period GAP...................................  $(182,094)    $ (30,495)    $  12,438     $ 563,505
                                               =========     =========     =========      ========
Cumulative GAP...............................  $(182,094)    $(212,589)    $(200,151)    $ 363,354
                                               =========     =========     =========      ========
1995
Earning Assets:
  Fed Funds Sold.............................  $   7,000     $       0     $       0     $       0
  Investment Securities and debt securities
     held for sale...........................     23,766         9,715        20,823       230,342
  Total Loans................................    296,031        14,795        13,377       181,874
                                               ---------     ---------     ---------      --------
     Total...................................  $ 326,797     $  24,510     $  34,200     $ 412,216
Interest Bearing Liabilities
  Savings Deposits...........................  $ 304,158     $       0     $       0     $       0
  Time Deposits..............................     84,581        36,573        36,500         8,910
  Other Borrowings...........................          0             0        40,000             0
                                               ---------     ---------     ---------      --------
     Total...................................    388,739        36,573        76,500         8,910
                                               ---------     ---------     ---------      --------
Period GAP...................................  $ (61,942)    $ (12,063)    $ (42,300)    $ 403,306
                                               =========     =========     =========      ========
Cumulative GAP...............................  $ (61,942)    $ (74,005)    $(116,305)    $ 287,001
                                               =========     =========     =========      ========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a negative gap at December 31, 1996, does not necessarily indicate that if interest rates decreased net interest income would increase, or if interest rates increased net interest income would decrease.

CREDIT RISK

     Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by the Bank's management to be adequate to provide for estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit.

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

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan.", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The statements prescribe that a loan is impaired when principal and interest are deemed uncollectible according to the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). The amount of impairment is included as a part of the Company's allowance for credit losses. See Note 5 of the Notes to the Consolidated Financial Statements for additional information concerning impaired loans.

     At December 31, 1996, the Company reported an allowance for credit losses of $12.2 million. This represented an increase of $2.6 million, or 27.15%, for 1996, compared to the allowance for credit losses of $9.6 million at December 31, 1995. For 1995, the allowance for credit losses increased $155,000, or 1.64%, from an allowance for credit losses of $9.5 million at December 31, 1994.

     Of the total $12.2 million reserve for credit losses at December 31, 1996, $3.4 million, or 28.16%, represented reserves for specific problem loans, including impaired loans, and $8.8 million, or 71.847%, represented that portion allocated to provide for general risks inherent in the loan portfolio.

     Nonperforming loans totaled $23.6 million at December 31, 1996. This represented a decrease of $3.3 million, or 12.25%, from nonperforming loans of $26.8 million at December 31, 1995. For 1995, nonperforming loans increased $5.3 million, or 24.48%, from total nonperforming loans of $21.6 million at December 31, 1994. Nonperforming loans, measured as a percent of gross loans, equaled 4.00%, 5.31%, and 4.37%, at December 31, 1996, 1995, and 1994, respectively.

     Nonperforming loans included loans for which interest is no longer accruing. In addition, nonperforming loans include loans that have been renegotiated from their original contractual terms, even if the loan is paying as agreed under the renegotiated terms. The decrease in nonperforming loans between December 31, 1996 and 1995 was the result of a $8.2 million, or 60.36%, reduction in renegotiated loans. This decrease was partially offset by a $4.3 million, or 32.17% increase in nonaccrual loans. The increase in nonperforming loans in 1995 was due to a $4.6 million increase in renegotiated loans and a $676,000 increase in nonaccrual loans. See Table 9 -- Nonperforming Assets for additional information concerning nonperforming loans.

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

TABLE 5 -- Summary of Credit Loss Experience

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (AMOUNTS IN THOUSANDS)
Amount of Total Loans at End of
  Period(1).........................  $588,925     $506,074     $494,088     $450,933     $381,123
                                      ========     ========     ========     ========     ========
Average Total Loans
  Outstanding(1)....................  $552,393     $486,504     $466,514     $416,984     $368,452
                                      ========     ========     ========     ========     ========
Allowance for Credit Losses at
  Beginning of Period...............  $  9,626     $  9,471     $  8,849     $  6,461     $  5,263
Loans Charged-Off:
  Real Estate.......................     1,434        2,167          402          530          120
  Commercial, Financial and
     Industrial.....................       200          290          496          334          452
  Agribusiness......................         0            0            0            0            0
  Municipal Lease Finance
     Receivables....................         0            0            0            0            0
  Consumer Loans....................       115          162          123          154          115
                                      --------     --------     --------     --------     --------
Total Loans Charged-Off.............     1,749        2,619        1,021        1,018          687
                                      --------     --------     --------     --------     --------
Recoveries:
  Real Estate Loans.................       564           55           47            0            0
  Commercial, Financial and
     Industrial.....................       180          100           92           57           94
  Agribusiness......................         0            0            0            0            0
  Municipal Lease Finance
     Receivables....................         0            0            0            0            0
  Consumer Loans....................        19           44           29           42           19
                                      --------     --------     --------     --------     --------
  Total Loans Recovered.............       763          199          168           99          113
                                      --------     --------     --------     --------     --------
Net Loans Charged-Off...............       986        2,420          853          919          574
                                      --------     --------     --------     --------     --------
Provision Charged to Operating
  Expense...........................     2,888        2,575          350        1,720        1,772
                                      --------     --------     --------     --------     --------
Adjustments Incident to Mergers.....       711            0        1,125        1,587            0
                                      --------     --------     --------     --------     --------
Allowance for Credit Losses at End
  of Period.........................  $ 12,239     $  9,626     $  9,471     $  8,849     $  6,461
                                      ========     ========     ========     ========     ========
Net Loans Charged-Off to Average
  Total Loans.......................      0.18%        0.50%        0.18%        0.22%        0.16%
Net Loans Charged-Off to Total Loans
  at End of Period..................      0.17%        0.48%        0.17%        0.20%        0.15%
Allowance for Credit Losses to
  Average Total Loans...............      2.22%        1.98%        2.03%        2.12%        1.75%
Allowance for Credit Losses to Total
  Loans at End of Period............      2.08%        1.90%        1.92%        1.96%        1.70%
Net Loans Charged-Off to Allowance
  for Credit Losses.................      8.06%       25.14%        9.01%       10.39%        8.88%
Net Loans Charged-Off to Provision
  for Credit Losses.................     34.14%       93.98%      243.71%       53.43%       32.39%

---------------

(1) Net of deferred loan origination fees.

     The provision for credit losses totaled $2.9 million for 1996. This represented an increase of $313,000, or 12.15%, from the provision for credit losses of $2.6 million for 1995. Loans acquired through merger for 1996 included an adjustment to the allowance for credit losses of $711,000. Net loans charged off totaled $986,000 for the year ended December 31, 1996. This represented a decrease of $1.4 million, or 59.26%, from net loans charged off of $2.4 million for 1995. The decrease was due primarily to the reduction in net real estate loans charged off.

     The Company's management believes that the allowance for credit losses at December 31, 1996 was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, nonperforming loans or net loan charge offs that would increase the provision for credit losses and thereby adversely affect the results of operations. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses.

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

TABLE 6 -- Allocation of Allowance for Credit Losses

                                                                 DECEMBER 31,
               ----------------------------------------------------------------------------------------------------------------
                       1996                   1995                   1994                   1993                   1992
               --------------------   --------------------   --------------------   --------------------   --------------------
               ALLOWANCE     % OF     ALLOWANCE     % OF     ALLOWANCE     % OF     ALLOWANCE     % OF     ALLOWANCE     % OF
                  FOR      CATEGORY      FOR      CATEGORY      FOR      CATEGORY      FOR      CATEGORY      FOR      CATEGORY
                CREDIT     TO TOTAL    CREDIT     TO TOTAL    CREDIT     TO TOTAL    CREDIT     TO TOTAL    CREDIT     TO TOTAL
                LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   --------
Real Estate...  $   395      47.8%     $   155      34.0%     $    88      28.7%     $    43     30.1%      $   113      27.5%
Commercial
  and
 Industrial...    7,794      46.1%       5,534      58.7%       4,182      63.5%       3,911     62.4%        2,422      68.0%
Consumer......      126       3.3%          42       3.1%          43       3.1%          41      2.8%          164       3.0%
Unallocated...    3,924       N/A        3,895       N/A        5,158       N/A        4,854       N/A        3,762       N/A
                -------                 ------                 ------                 ------                 ------
Total.........  $12,239                $ 9,626                $ 9,471                $ 8,849                $ 6,461
                =======                 ======                 ======                 ======                 ======

OTHER OPERATING INCOME

     Other operating income for the Company includes income derived from special services offered by the Bank, such as trust, merchant card, investment, international, and other business services; service charges and fees (primarily from deposit accounts); gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; gross revenue from Community; and other revenues not included as interest on earning assets.

     Other operating income totaled $14.3 million for 1996. This represented an increase of $5.2 million, or 57.07% over other operating income of $9.1 million for 1995. Included as other income for the year ended December 31, 1996, was a $2.1 million settlement of litigation paid to the Bank in March 1996. The settlement related to a suit filed by the Bank against a former officer and director for violation of an employment termination agreement.

     Also contributing to the increase in other operating income for the year ended December 31, 1996, was fee income originated by the Bank's new Trust Division. The Trust Division was acquired as a result of the acquisition of Citizens Bank of Pasadena in March 1996. Gross income generated from the Trust Division totaled $2.3 million for 1996.

     For 1995, other operating income increased $1.5 million, or 19.83%, over other operating income of $7.6 million for 1994. The increase was primarily due from increased service charges and fee income for 1995 compared to 1994.

     Other income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $247,000, $256,000, and $274,000, for 1996, 1995, and 1994, respectively.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $41.9 million for 1996. This represented an increase of $6.9 million, or 19.56%, over total operating expenses of $35.1 million for 1995. For 1995, other operating expenses increased $2.6 million, or 8.07%, from total other operating expenses of $32.4 million for 1994.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Company and the number of branch offices have increased. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets equaled 4.12% for 1996, compared to 4.25% for 1995, and 4.35% for 1994.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus non interest income) can be measured in terms of other operating expenses as a percentage of net revenue. For 1996, other operating expenses as a percentage of total revenue increased to 61.90%, compared to 61.25% for 1995, and 64.35% for 1994. The increase in the percentage for 1996 was primarily the result of lower net interest margins coupled with increased operating expenses that resulted from OREO expense and the name change of the Bank.

     Salaries and related expenses comprise the greatest portion of other operating expenses. For 1996, salaries and related expenses totaled $20.0 million. This represented an increase of $3.5 million, or 21.33%, over salaries and related expenses of $16.5 million for 1995. For 1995, salaries and related expenses increased $1.3 million, or 8.22%, over salaries and related expenses of $15.2 million for 1994. The increases for both 1996 and 1995 primarily resulted from increased staffing levels. The increase in staffing levels for 1996 reflected the addition of four branch offices and the Trust Division resulting from the acquisition of Citizens Bank of Pasadena. Despite the increases in salaries and related expenses, as a percentage of average assets, salaries and related expenses decreased to 1.97% for 1996, compared to a ratio of 2.00% for 1995, and 2.05% for 1994.

     Occupancy and equipment expenses primarily represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures and equipment, including data processing equipment. Accordingly, the addition of four new branch offices as a result of the Citizens Bank of Pasadena acquisition in 1996 contributed to increases in both occupancy and equipment expenses.

     Occupancy expense totaled $3.2 million for the year ended December 31, 1996. This represented an increase of $233,000, or 7.81%, from occupancy expenses of $3.0 million for the year ended December 31, 1995. Equipment expense totaled $3.1 million for 1996, representing an increase of $833,000, or 36.55%, over equipment expense of $2.3 million for 1995.

     Stationary and supply expense totaled $2.4 million for 1996. This represented an increase of $605,000, or 33.02%, over stationary and supply expense of $1.8 million for 1995. For 1995, stationary and supply expense increased $276,000, or 17.75%, from $1.6 million for 1994. Contributing to the increase for 1996 compared to 1995 was the cost of changing preprinted forms and stationary as a result of the Bank's name change in March 1996.

     Professional services decreased $875,000, or 30.60%, to $2.0 million for 1996, compared to $2.9 million for 1995. The decrease primarily reflected a reduction in legal expenses for 1996 relating to the settlement of the lawsuit against the former officer and director in March 1996. Promotion expense totaled $2.2 million for 1996. This represented an increase of $710,000, or 48.99%, over promotion expense of $1.4 million for 1995. The increase primarily reflected increased advertising and promotion as a result of the acquisition of Citizens Bank of Pasadena and the Bank's name change. Deposit insurance premiums represents the Bank's contribution to the Bank Insurance Fund which provides insurance on deposits of $100,000 or less. The decreases for 1996 and 1995 were the result of lower premiums charged by the FDIC as the insurance funds achieved target reserves and the Bank's capital position.

     The expense resulting from the amortization of goodwill and intangibles was $1.0 million for 1996. This represented an increase of $383,000, or 59.71% over the amortization expense of $643,000 for 1995. The increase represents the additional goodwill and intangibles associated with the acquisition of Citizens Bank of Pasadena. For 1995, the amortization expense from goodwill and intangibles increased $259,000, or 67.53%, over an amortization expense of $384,000 for 1994.

     Other real estate owned expense represents the cost of foreclosure, maintenance, and liquidation of real property obtained by the Bank as a result of foreclosure. Included as an expense is a provision charged to earnings for potential decreases in the value of other real estate owned. Other real estate owned expense totaled $4.7 million for 1996. This represented an increase of $1.4 million, or 44.34%, over other real estate owned expense of $3.3 million for 1995. The increase in the expenses relating to other real estate owned generally reflects the weakness in the Southern California economy over the last several years, and specifically reflects the decline in Southern California real estate values over that period.

     In October 1995, the Financial Accounting standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-based Compensation. This statement establishes a new fair value based accounting method for stock-based compensation plan and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of FAS No. 123. The recognition provisions and disclosure requirements of SFAS No. 123 were effective January 1, 1996. The Company has elected not to adopt the provisions of SFAS No. 123, but has adopted the disclosure requirements. See "Note 13 of the Consolidated Financial Statements."

INCOME TAXES

     The Company's effective tax rate for 1995 was 41.80%, compared to an effective tax rate of 41.50% for 1995, and 40.80% for 1994. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. See "Note 7 of the Consolidated Financial Statements."

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $1.2 billion at December 31, 1996. This represented an increase of $223.5 million, or 23.85%, from total assets of $936.9 million at December 31, 1995. During 1995, total assets increased $100.8 million, or 12.06%, from total assets of $836.1 million at December 31, 1994.

     The level of assets at December 31, 1996, and 1995, included short term deposits of approximately $45.0 million and $48.0 million, respectively. These funds were reflected in the level of demand deposits and cash and due from banks at December 31, 1996, and 1995. Asset, loan and deposit growth for 1996 was affected significantly by the acquisition of Citizens Bank of Pasadena.

     A greater portion of the increase in assets for 1996 was allocated to earning assets; primarily investment securities and, to a lesser extent, loans. The increase in earning assets for 1995 was allocated primarily to investment securities. Increases in assets for 1996 were primarily funded by increases in deposits, and to a lesser extent other borrowings and other liabilities. Increases in assets for 1995 were funded by both increases in deposits and other borrowed funds.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 1996, and 1995. At December 31, 1996, the Company reported total investment securities of $384.1 million. This represented an increase of $99.4 million, or 34.93%, from total investment securities of

$284.6 million at December 31, 1995. For 1995, investment securities increased $92.4 million, or 48.05%, over investment securities of $192.3 million at December 31, 1994.

     The Bank sold no federal funds on December 31, 1996, compared to federal funds sold of $7.0 million at December 31, 1995.

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 1996, securities held as available for sale had a fair market value of $333.3 million, representing 86.79% of total investment securities of $384.1 million. At December 31, 1996, net unrealized losses on investment securities totaled $196,000.

     Approximately $222.7 million, or 66.81% of total investment portfolio at December 31, 1996 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage backed securities as a result of anticipated prepayment or extension risk.

LOANS

     At December 31, 1996, the Company reported total loans, net of deferred loan fees, of $588.9 million. This represented an increase of $82.8 million, or 16.37%, over total loans, net of deferred loan fees of $506.1 million at December 31, 1995. Total loans acquired as a result of the acquisition of Citizens Bank of Pasadena were approximately $59.9 million, representing 72.3% of the increase in loans for 1996. During 1995, total loans, net of deferred loan fees, increased $12.0 million, or 2.43%, from total loans of $494.1 million at December 31, 1994.

     Table 7 presents the distribution of the Company's loan portfolio at the dates indicated.

TABLE 7 -- Distribution of Loan Portfolio by Type

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (AMOUNTS IN THOUSANDS)
Commercial and Industrial...........  $215,791     $234,709     $262,494     $249,648     $260,322
Real Estate
  Construction......................    36,925       23,805       26,302       56,358       43,879
  Mortgage..........................   244,601      149,039      116,077       79,929       61,619
Consumer, net of unearned
  discount..........................    19,576       15,876       15,553       12,517       11,642
Municipal Lease Finance
  Receivables.......................    19,825       21,529       23,246       21,556        5,501
Agribusiness........................    55,486       63,580       52,920       32,529            0
                                      --------     --------     --------     --------     --------
          Gross Loans...............   592,204      508,538      496,592      452,537      382,963
                                      --------     --------     --------     --------     --------
Less:
  Allowance for Credit Losses.......    12,239        9,626        9,471        8,849        6,461
  Deferred Loan Fees................     3,279        2,463        2,503        1,604        1,840
                                      --------     --------     --------     --------     --------
Total Net Loans.....................  $576,686     $496,449     $484,618     $442,084     $374,662
                                      ========     ========     ========     ========     ========

     Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

     Table 8 provides the maturity distribution for commercial and industrial loans as well as real estate construction loans as of December 31, 1996. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 8 -- Loan Maturities and Interest Rate Category at December 31, 1996

                                                               AFTER ONE
                                                                  BUT
                                                   WITHIN        WITHIN         AFTER
                                                  ONE YEAR     FIVE YEARS     FIVE YEARS      TOTAL
                                                  --------     ----------     ----------     --------
                                                                (AMOUNTS IN THOUSANDS)
Type of Loans:
  Commercial and industrial(1)..................  $216,130      $ 133,690      $ 94,445      $444,265
  Construction..................................    36,925              0             0        36,925
  Agribusiness..................................    55,486              0             0        55,486
                                                  --------     ----------     ----------     --------
                                                  $308,541      $ 133,690      $ 94,445      $536,676
                                                  ========       ========      ========      ========
Amount of Loans based upon:
  Fixed Rates...................................  $ 80,971      $ 133,690      $ 94,445      $309,106
  Floating or adjustable rates..................   227,570              0             0       227,570
                                                  --------     ----------     ----------     --------
                                                  $308,541      $ 133,690      $ 94,445      $536,676
                                                  ========       ========      ========      ========

---------------

(1) Includes approximately $228.5 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1996, substantially all of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

     At December 31, 1996, nonperforming assets, which included nonperforming loans (see CREDIT RISK) and other real estate owned, totaled $29.8 million. This represented a decrease of $5.3 million, or 15.23%, from total nonperforming assets of $35.1 million at December 31, 1995. During 1995, nonperforming assets increased $3.7 million, or 11.69%, from a total of $31.4 million at December 31, 1994. The decrease in nonperforming assets for 1996, reflected the decrease in renegotiated loans and other real estate owned, partially offset by an increase in nonaccrual loans. The increase in nonperforming assets for 1995 was the result of increased nonperforming loans.

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

TABLE 9 -- Non-Performing Assets

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                                           (AMOUNTS IN THOUSANDS)
Non accrual loans........................  $17,564     $13,289     $12,613     $12,492     $ 6,642
Loans past due 90 days or more...........      621           0           0           0         272
Restructured loans.......................    5,374      13,558       8,954         770       3,291
Other real estate owned (OREO)...........    6,196       8,253       9,860       9,768       8,797
                                           -------     -------     -------     -------     -------
Total non performing assets..............  $29,755     $35,100     $31,427      23,030     $19,002
                                           =======     =======     =======     =======     =======
Percentage of non performing assets to
  total loans outstanding & OREO.........     5.00%       6.82%       6.24%       5.00%       4.87%
                                           =======     =======     =======     =======     =======
Percentage of non performing assets to
  total assets...........................     2.56%       3.75%       3.76%       3.35%       3.21%
                                           -------     -------     -------     -------     -------

     At December 31, 1996, the Company had loans for which interest was no longer accruing totaling $17.6 million. This represented an increase of $4.3 million, or 32.17%, over total nonaccrual loans of $13.3 million at December 31, 1995. Approximately 31.00% of the number of nonaccrual loans, and 59.00% of the dollar volume of these nonaccrual loans were secured by real property which had a current appraisal that was less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1996, ranged between approximately 6.30% to 190.29%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan for which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan, due to the borrower's financial condition. At December 31, 1996, the Company had a total of $5.4 million in loans that were classified as restructured.

     Except for nonperforming loans as set forth in Table 9, and loans disclosed as impaired, the Bank's management is not aware of any loans as of December 31, 1996, for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, an increase in general rates of interest, or change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At December 31, 1996, the net book value of the 11 properties held as other real estate owned totaled $6.2 million. The Bank is actively marketing these properties. The Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. While the Bank's management recognizes that the Southern California real estate market continues to remain weak, the Bank has recent appraisals on each property that support the carrying costs of these properties at December 31, 1996. No assurances can be given that further charges to earnings may not occur if Southern California real estate values continue to decrease, or the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $990.6 million at December 31, 1996. This represented an increase of $187.0 million, or 23.27%, over total deposits of $803.6 million at December 31, 1995. For 1995, total deposits increased $40.9 million, or 5.37%, from total deposits of $762.6 million at December 31, 1994. Total deposits included approximately $45.0 million in short term demand deposits at December 31, 1996, and $48.0 million in short term demand deposits at December 31, 1995. The increase in total deposits for the year ended December 31, 1996, included approximately $111.7 million in deposits assumed as a result of the acquisition of Citizens Bank of Pasadena.

     Noninterest bearing demand deposits totaled $431.2 million. This represented an increase of $98.3 million, or 29.54%, over noninterest bearing demand deposits of $332.9 million at the year ended December 31, 1995. For 1995, noninterest bearing demand deposits increased $5.0 million, or 1.54%, over noninterest bearing demand deposits of $327.8 million for the year ended December 31, 1994.

     Table 10 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 1996.

     TABLE 10 -- Maturity Distribution of Large Denomination Time Deposits

                                                         DECEMBER 31, 1996
                                                       ----------------------
                                                       (AMOUNTS IN THOUSANDS)
                    3 months or less.................         $ 77,783
                    Over 3 months through 6 months...           26,762
                    Over 6 months through 12
                      months.........................           18,221
                    Over 12 months...................            2,846
                                                              --------
                              Total..................         $125,612
                                                              ========

LIQUIDITY

     Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Bank and CVB. Liquidity management includes projections of future sources and uses of funds to insure the availability of sufficient liquid reserves to provide for unanticipated circumstances.

     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses. The Bank's investment portfolio is structured to provide for continuous maturities of portions of the portfolio to provide for short term liquidity needs. In addition, the Bank maintains short term unsecured lines of credit with correspondent banks to provide for contingent liquidity needs.

     Other borrowed funds averaged $51.2 million. This represented an increase of $16.0 million, or 45.28%, over average other borrowed funds of $35.2 million for the year ended December 31, 1995. For 1995, average other borrowed funds increased $25.4 million over average borrowed funds of $9.9 million for the year ended December 31, 1994. The increases in other borrowed funds for 1996 and 1995 was primarily the result of a secured short term loan from the Federal Home Loan Bank. The funds were used to purchase investment securities at a positive net interest spread.

     Net cash provided by operating activities, primarily representing interest received, totaled $17.4 million for 1996, $18.2 million for 1995, and $9.5 million for 1994. Cash used for investing activities totaled $96.2 million for 1996, compared to $91.1 million for 1995, and $43.6 million for 1994. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Investing activities for 1996 were also affected by the $18.3 million purchase price paid for Citizens Bank of Pasadena. Funds obtained from financing activities for 1996 and 1995 were obtained as a result of increased deposits and other borrowed funds. For 1996 the increase in deposits was primarily the result of increased demand deposits. Cash and cash equivalents received as a result of acquisitions totaled $15.5 million for 1996, compared to $126,000 for 1995, $22.6 million for 1994.

     At December 31, 1996, cash and cash equivalents totaled $142.5 million compared to $111.9 million at December 31, 1995, and $109.8 million at December 31, 1994.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For 1996, the Bank's loan to deposit ratio averaged 63.54%, compared to an average ratio of 68.31% for 1995, and a ratio of 69.93% for 1994.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1996, approximately $12.4 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1996, neither the Bank nor CVB had any material commitments for capital expenditures.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to insure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases and mixes of assets.

     Tier 1 capital, stockholders' equity less intangible assets, was $77.6 million at December 31, 1996. This represented an increase of $8.1 million, or 11.73%, over tier 1 capital of $69.4 million at December 31, 1995. Total adjusted capital, Tier 1 capital plus the lesser of the reserve for credit losses or 1.25% of risk weighted assets, with $86.6 million at December 31, 1996. This represented an increase of $9.6 million, or 12.52%, over total adjusted capital of $76.9 million at December 31, 1995.

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

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. At December 31, 1996, the Company had an unrealized loss on investment securities net of taxes of $196,000, compared to a gain net of taxes of $304,000 at December 31, 1995.

     At December 31, 1996, and 1995, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 1996, the Company's total risk-based capital ratio was 12.30%, compared to a ratio of 13.06% at December 31, 1995. The ratio of Tier 1 capital to risk weighted assets was 11.03% at December 31, 1996, compared to a ratio of 11.79% at December 31, 1995. At December 31, 1996, the Company's leverage ratio was 7.21%, compared to a ratio of 8.05% at December 31, 1995. (See NOTE 14 of the Notes to the Consolidated Financial Statements.)

     During 1996, the Board of Directors of the Company declared quarterly cash dividends that totaled 34 cents per share for the full year (31 cents per share after retroactive adjustment of the ten percent stock dividend declared on December 18, 1996). After retroactive adjustment, cash dividends declared during 1996 were 2 cents greater than paid for 1995. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Company's financial statements. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions of SFAS No. 125.

     In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." SFAS 122 amends certain provisions of SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value, if it is practicable to estimate those fair values. If it is not practicable to estimate those fair values, the entire cost of the acquisition should be allocated to the mortgage loans only. SFAS 122 is effective for the fiscal year covered by this annual report. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. SFAS No. 121 is effective for the Bank's fiscal year covered by this annual report. Adoption of this statement did not have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CVB FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

                                                                                        PAGE
                                                                                        ----
Consolidated Balance Sheets -- December 31, 1996 and 1995.............................  39
Consolidated Statements of Earnings
  Years Ended December 31, 1996, 1995 and 1994........................................  40
Consolidated Statements of Stockholders' Equity Years Ended December 31, 1996, 1995
  and 1994............................................................................  41
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
  1994................................................................................  42
Notes to Consolidated Financial Statements............................................  44
Independent Auditors' Report..........................................................  61

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS -- Election of Directors" and "COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see "Item 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT" above.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning management remuneration and transactions is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS -- Compensation of Executive Officers and Directors -- Executive Compensation, -- Employment Agreements and Termination of Employment Arrangements, -- Stock Options, -- Option Exercises and Holdings and -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled
"INTRODUCTION -- Principal Shareholders" and "DIRECTORS AND EXECUTIVE
OFFICERS -- Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS -- Certain Transactions" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements at page 35 for a list of financial statements filed as part of this Report.

EXHIBITS

     See Index to Exhibits at Page 62 of this Form 10-K.

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

     See Index to Exhibits at Page 62 of this Form 10-K.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

                                          CVB FINANCIAL CORP.

                                          By:        /s/ D. LINN WILEY
                                            ------------------------------------
                                                       D. Linn Wiley
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

           /s/ GEORGE A. BORBA                    Chairman of the Board        March 19, 1997
------------------------------------------
             George A. Borba

            /s/ JOHN A. BORBA                           Director               March 19, 1997
------------------------------------------
              John A. Borba

           /s/ RONALD O. KRUSE                          Director               March 19, 1997
------------------------------------------
             Ronald O. Kruse

           /s/ JOHN J. LOPORTO                          Director               March 19, 1997
------------------------------------------
             John J. LoPorto

         /s/ CHARLES M. MAGISTRO                        Director               March 19, 1997
------------------------------------------
           Charles M. Magistro

          /s/ JOHN VANDER SCHAAF                        Director               March 19, 1997
------------------------------------------
            John Vander Schaaf

            /s/ JAMES C. SELEY                          Director               March 19, 1997
------------------------------------------
              James C. Seley

         /s/ ROBERT J. SCHURHECK                 Chief Financial Officer       March 19, 1997
------------------------------------------      (Principal Financial and
           Robert J. Schurheck                     Accounting Officer)

            /s/ D. LINN WILEY                    Director, President and       March 19, 1997
------------------------------------------       Chief Executive Officer
              D. Linn Wiley                   (Principal Executive Officer)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                     1996              1995
                                                                --------------     ------------
Federal funds sold..........................................                       $  7,000,000
Investment securities held to maturity (Note 2).............    $   50,733,695       24,272,507
Investment securities available for sale (Note 2)...........       333,347,741      260,373,597
Loans and lease finance receivables, net (Notes 3, 4 and
  5)........................................................       576,686,562      496,448,905
                                                                --------------     ------------
          Total earning assets..............................       960,767,998      788,095,009

Cash and due from banks.....................................       142,501,555      104,886,440
Premises and equipment, net (Note 6)........................        24,235,381       17,219,247
Other real estate owned, net (Note 5).......................         6,195,698        8,253,002
Deferred taxes (Note 7).....................................         4,479,662        4,472,177
Goodwill....................................................        11,692,367        8,508,237
Other assets................................................        10,548,033        5,505,810
                                                                --------------     ------------
          TOTAL.............................................    $1,160,420,694     $936,939,922
                                                                ==============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits (Note 8):
     Noninterest-bearing....................................    $  431,183,256     $332,851,336
     Interest-bearing.......................................       559,413,367      470,722,517
                                                                --------------     ------------
          Total deposits....................................       990,596,623      803,573,853

Demand note to U.S. Treasury................................        12,609,866        6,738,465
Short-term borrowings (Note 9)..............................        56,000,000       40,000,000
Other liabilities...........................................        12,127,134        8,367,388
                                                                --------------     ------------
          Total liabilities.................................     1,071,333,623      858,679,706
                                                                --------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Notes 13 and 14):
  Preferred stock -- authorized 20,000,000 shares without
     par value; no shares issued or outstanding
  Common stock -- authorized, 50,000,000 shares without par
     value; issued and outstanding, 9,972,981 (1996) and
     8,926,707 (1995).......................................        61,941,967       43,436,317
  Retained earnings.........................................        27,340,835       34,520,110
Unrealized (loss) gain on investment securities available
  for sale, net of tax (Note 2).............................          (195,731)         303,789
                                                                --------------     ------------
          Total stockholders' equity........................        89,087,071       78,260,216
                                                                --------------     ------------
          TOTAL.............................................    $1,160,420,694     $936,939,922
                                                                ==============     ============

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
INTEREST INCOME:
  Loans, including fees.............................  $54,451,505     $50,158,139     $43,155,882
                                                      -----------     -----------     -----------
  Investment securities:
     Taxable........................................   18,612,561      13,736,369      10,084,324
     Tax-advantaged.................................    1,317,992         552,926         375,525
                                                      -----------     -----------     -----------
                                                       19,930,553      14,289,295      10,459,849
                                                      -----------     -----------     -----------
  Federal funds sold................................      512,393         247,966         431,699
                                                      -----------     -----------     -----------
          Total interest income.....................   74,894,451      64,695,400      54,047,430
                                                      -----------     -----------     -----------
INTEREST EXPENSE:
  Deposits (Note 8).................................   18,740,044      14,538,843      10,773,128
  Other borrowings..................................    2,726,425       2,015,682         455,633
                                                      -----------     -----------     -----------
          Total interest expense....................   21,466,469      16,554,525      11,228,761
                                                      -----------     -----------     -----------
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT
  LOSSES............................................   53,427,982      48,140,875      42,818,669
PROVISION FOR CREDIT LOSSES (Note 5)................    2,887,821       2,575,000         350,000
                                                      -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES............................................   50,540,161      45,565,875      42,468,669
OTHER OPERATING INCOME:
  Service charges on deposit accounts...............    7,176,956       6,727,166       5,970,972
  Trust services....................................    2,326,831
  Litigation settlement (Note 10)...................    2,100,000
  Other.............................................    2,674,990       2,363,276       1,615,438
                                                      -----------     -----------     -----------
          Total other operating income..............   14,278,777       9,090,442       7,586,410
                                                      -----------     -----------     -----------
OTHER OPERATING EXPENSES:
  Salaries, wages and employee benefits (Notes 11,
     12 and 13).....................................   20,013,237      16,494,846      15,241,684
  Occupancy (Note 10)...............................    3,217,380       2,984,170       2,805,380
  Equipment.........................................    3,111,464       2,278,699       1,969,544
  Stationery and supplies...........................    2,438,084       1,832,810       1,556,527
  Professional services.............................    1,985,331       2,860,529       1,850,000
  Promotion.........................................    2,158,638       1,448,851       1,494,757
  Data processing...................................      902,962         659,252         831,049
  Deposit insurance premiums........................        2,000         810,969       1,342,976
  Other real estate owned expense (Note 5)..........    4,705,382       3,259,884       3,308,133
  Other.............................................    3,374,825       2,423,006       2,034,574
                                                      -----------     -----------     -----------
          Total other operating expenses............   41,909,303      35,053,016      32,434,624
                                                      -----------     -----------     -----------
EARNINGS BEFORE INCOME TAXES........................   22,909,635      19,603,301      17,620,455
INCOME TAXES (Note 7)...............................    9,576,299       8,145,842       7,185,679
                                                      -----------     -----------     -----------
NET EARNINGS........................................  $13,333,336     $11,457,459     $10,434,776
                                                      ===========     ===========     ===========
NET EARNINGS PER COMMON SHARE.......................  $      1.30     $      1.12     $      1.03
                                                      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                                        UNREALIZED
                                                                                        GAIN (LOSS)
                                              COMMON                                   ON SECURITIES
                                              SHARES        COMMON        RETAINED       AVAILABLE
                                            OUTSTANDING      STOCK        EARNINGS       FOR SALE
                                            -----------   -----------   ------------   -------------
BALANCE, JANUARY 1, 1994..................   7,274,582    $20,619,439   $ 39,338,093
  Common stock issued under stock option
     plan and deferred compensation
     agreements...........................      50,084        470,654
  10% stock dividend, declared on December
     21, 1994 and distributed on January
     24, 1995.............................     732,108     11,347,674    (11,347,674)
  Tax benefit from exercise of certain
     stock options........................                                    46,415
  Cash dividends..........................                                (2,343,542)
  Net earnings............................                                10,434,776
  Unrealized losses on securities
     available for sale, net of tax.......                                              $(6,625,907)
                                             ---------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1994................   8,056,774     32,437,767     36,128,068     (6,625,907)
  Common stock issued under stock option
     plan and deferred compensation
     agreements...........................      58,843        454,380
  10% stock dividend, declared on December
     20, 1995 and distributed on January
     23, 1996.............................     811,090     10,544,170    (10,544,170)
  Tax benefit from exercise of certain
     stock options........................                                    75,825
  Cash dividends..........................                                (2,597,072)
  Net earnings............................                                11,457,459
  Unrealized gains on securities available
     for sale, net of tax.................                                                6,929,696
                                             ---------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995................   8,926,707     43,436,317     34,520,110        303,789
  Common stock issued under stock option
     plan and deferred compensation
     agreements...........................     136,601        653,317
  10% stock dividend, declared on December
     18, 1996 and distributed on January
     21, 1997.............................     909,673     17,852,333    (17,852,333)
  Tax benefit from exercise of certain
     stock options........................                                   422,499
  Cash dividends..........................                                (3,082,777)
  Net earnings............................                                13,333,336
  Unrealized losses on securities
     available for sale, net of tax.......                                                 (499,520)
                                             ---------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996................   9,972,981    $61,941,967   $ 27,340,835    $  (195,731)
                                             =========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                             1996              1995              1994
                                                         -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received....................................  $  70,894,714     $  62,860,948     $  51,205,480
  Service charges and other fees received..............     14,275,786         9,090,073         7,714,225
  Interest paid........................................    (21,342,531)      (14,960,400)      (10,663,359)
  Cash paid to suppliers and employees.................    (36,795,937)      (31,269,910)      (31,894,127)
  Income taxes paid....................................     (9,643,766)       (7,557,407)       (6,818,811)
                                                         -------------     -------------     -------------
          Net cash provided by operating activities....     17,388,266        18,163,304         9,543,408
                                                         -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for
     sale..............................................     18,528,445        13,516,987        53,296,643
  Proceeds from maturities of securities available for
     sale..............................................     66,919,013        28,692,902        62,480,377
  Proceeds from maturities of securities held to
     maturity..........................................      1,697,771         1,667,623         1,119,772
  Purchases of securities available for sale...........   (112,617,197)     (117,966,851)     (163,500,011)
  Purchases of securities held to maturity.............    (27,055,000)       (6,767,297)       (2,366,781)
  Net increase in loans................................    (29,043,734)      (20,186,658)       (1,448,189)
  Loan origination fees received.......................      2,861,432         2,622,019         2,857,475
  Proceeds from sale of other real estate owned........      4,704,182         5,775,784         4,423,508
  Proceeds from sale of premises and equipment.........         55,490           586,858            56,728
  Purchases of premises and equipment..................     (3,267,172)       (6,828,719)       (5,324,476)
  Consideration (paid) received in business
     combinations......................................    (18,322,106)        2,822,309        13,324,176
  Other investing activities...........................       (623,112)        4,974,883        (8,496,214)
                                                         -------------     -------------     -------------
          Net cash used in investing activities........    (96,161,988)      (91,090,160)      (43,576,992)
                                                         -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in noninterest-bearing
     deposits and money market and savings accounts....     56,288,172       (10,948,901)       53,601,842
  Net increase in time certificates of deposit.........     18,998,252        47,832,612        16,821,858
  Net increase (decrease) in short-term borrowings.....     21,247,889        40,288,754        (7,792,948)
  Cash dividends on common stock.......................     (3,082,777)       (2,597,072)       (2,343,542)
  Proceeds from exercise of stock options..............        415,402           283,014           128,829
                                                         -------------     -------------     -------------
          Net cash provided by financing activities....     93,866,938        74,858,407        60,416,039
                                                         -------------     -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............  $  15,093,216     $   1,931,551     $  26,382,455
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...........    111,886,440       109,828,593        60,852,849
                                                         -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR, BEFORE
  ACQUISITIONS.........................................    126,979,656       111,760,144        87,235,304
CASH AND CASH EQUIVALENTS RECEIVED IN ACQUISITIONS.....     15,521,899           126,296        22,593,289
                                                         -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR.................  $ 142,501,555     $ 111,886,440     $ 109,828,593
                                                         =============     =============     =============

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1996

                                                             1996              1995              1994
                                                         -------------     -------------     -------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings.........................................  $  13,333,336     $  11,457,459     $  10,434,776
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Gain on sale of investment securities.............       (139,702)         (184,430)           (3,333)
     Loss on sale of investment securities.............        136,711           184,061           131,148
     Gain on sale of premises and equipment............        (16,736)           (3,960)          (16,789)
     Gain on sale of other real estate owned...........       (135,824)         (277,608)           (6,563)
     (Accretion of discounts) amortization of premiums
       on investment securities........................       (616,984)          274,095           336,308
     Provision for credit losses.......................      2,887,821         2,575,000           350,000
     Provision for losses on other real estate owned...      3,449,178         1,900,000         2,400,000
     Accretion of deferred loan fees and costs.........     (2,301,269)       (1,137,727)       (1,905,470)
     Loan fees and costs deferred......................     (1,959,267)       (1,097,674)       (2,624,409)
     Depreciation and amortization.....................      2,708,109         1,881,702         1,549,006
     Change in accrued interest receivable.............     (1,081,484)         (970,821)       (1,272,788)
     Change in accrued interest payable................        123,938         1,594,125           565,402
     Deferred tax (benefit) provision..................     (1,015,728)       (1,382,537)          308,734
     Change in other assets and liabilities............      2,016,167         3,351,619          (702,614)
                                                         -------------     -------------     -------------
          Total adjustments............................      4,054,930         6,705,845          (891,368)
                                                         -------------     -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............  $  17,388,266     $  18,163,304     $   9,543,408
                                                         =============     =============     =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Real estate acquired through foreclosure.............  $   6,231,881     $   6,345,927     $   6,598,432
                                                         =============     =============     =============

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of CVB Financial Corp. and subsidiaries are in accordance with generally accepted accounting principles and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Principles of Consolidation -- The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank"), formerly Chino Valley Bank, and Community Trust Deed Services, after elimination of all material intercompany transactions and balances.

     Nature of Operations -- The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through several of its branch offices. The Bank's customers consist of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley and Orange County. The Bank operates 23 branches, with the headquarters located in the city of Ontario.

     Investment Securities -- The Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available for sale. Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities available for sale are recognized in earnings at the time of sale and are determined on a specific identification basis.

     Loans and Lease Finance Receivables -- Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.

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

     Provision and Allowance for Credit Losses -- The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio and reflects an amount that, in management's judgment, is adequate to provide for potential credit losses after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience and such other factors as deserve current recognition in estimating credit losses. The provision for credit losses is charged to expense.

     Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial term of the lease.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     Other Real Estate Owned -- Other real estate owned, shown net of an allowance for losses of $1,931,682 and $1,195,843 at December 31, 1996 and 1995, respectively, represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

     Business Combinations and Intangible Assets -- The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid a premium on each transaction that has been determined to be an intangible asset, in the form of goodwill. These intangible assets are being amortized over a 15-year period on the straight-line basis.

     Income Taxes -- Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings per Common Share -- Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year, plus shares issuable upon the assumed exercise of outstanding common stock options (common stock equivalents). The weighted average number of common shares outstanding and common stock equivalents was 10,279,401 (1996), 10,190,707
(1995) and 10,067,327 (1994). Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends.

     Statement of Cash Flows -- Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold.

     Trust Services -- The Company maintains funds in Trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets, as they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

     Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

 2. INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and estimated fair value was obtained from an independent pricing service.

                                                                    1996
                                     ------------------------------------------------------------------
                                                          GROSS             GROSS
                                      AMORTIZED        UNREALIZED         UNREALIZED
                                         COST         HOLDING GAINS     HOLDING LOSSES      FAIR VALUE
                                     ------------     -------------     --------------     ------------
Investment securities held to
  maturity:
  Mortgage-backed securities.......  $  7,398,151      $    402,845      $    (105,578)    $  7,695,418
  Municipal bonds..................    42,144,804           582,924            (66,037)      42,661,691
  Other debt securities............     1,190,740                                             1,190,740
                                     ------------        ----------        -----------     ------------
                                     $ 50,733,695      $    985,769      $    (171,615)    $ 51,547,849
                                     ============        ==========        ===========     ============
Investment securities available for
  sale:
  U.S. Treasury securities.........  $ 55,355,558      $    286,512      $     (20,680)    $ 55,621,390
  Mortgage-backed securities.......    15,394,600            44,299            (56,988)      15,381,911
  CMO/REMICs.......................   199,955,848           547,961           (947,136)     199,556,673
  Government agency................    51,105,163           131,829            (39,040)      51,197,952
  FHLB stock.......................     6,982,900                                             6,982,900
  Other debt securities............     4,591,013            15,902                           4,606,915
                                     ------------        ----------        -----------     ------------
          Total....................  $333,385,082      $  1,026,503      $  (1,063,844)    $333,347,741
                                     ============        ==========        ===========     ============

                                                                    1995
                                     ------------------------------------------------------------------
                                                          GROSS             GROSS
                                      AMORTIZED        UNREALIZED         UNREALIZED
                                         COST         HOLDING GAINS     HOLDING LOSSES      FAIR VALUE
                                     ------------     -------------     --------------     ------------
Investment securities held to
  maturity:
  Mortgage-backed securities.......  $  8,759,019      $    576,366      $    (145,242)    $  9,190,143
  Municipal bonds..................    14,465,144           380,424            (52,922)      14,792,646
  Other debt securities............     1,048,344                                             1,048,344
                                     ------------        ----------        -----------     ------------
                                     $ 24,272,507      $    956,790      $    (198,164)    $ 25,031,133
                                     ============        ==========        ===========     ============
Investment securities available for
  sale:
  U.S. Treasury securities.........  $ 30,612,310      $    445,285      $     (29,615)    $ 31,027,980
  Mortgage-backed securities.......    15,259,068            27,893            (58,265)      15,228,696
  CMO/REMICs.......................   165,226,252           934,042           (464,368)     165,695,926
  Government agency................    41,659,418           182,579            (53,002)      41,788,995
  FHLB stock.......................     6,632,000                                             6,632,000
                                     ------------        ----------        -----------     ------------
                                     $259,389,048      $  1,589,799      $    (605,250)    $260,373,597
                                     ============        ==========        ===========     ============

     A mortgage-backed security classified as held to maturity at December 31, 1996 and 1995 was transferred from the available for sale portfolio in June 1994. The unrealized loss on this security was approximately $302,000 and $467,000, net of accretion, at December 31, 1996 and 1995, respectively.

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. All are issues of U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     At December 31, 1996 and 1995, investment securities having an amortized cost of approximately $123,914,000 and $116,056,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

     The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2022, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                     HELD TO MATURITY                             AVAILABLE FOR SALE
                         ----------------------------------------     ------------------------------------------
                                                         WEIGHTED                                       WEIGHTED
                          AMORTIZED          FAIR        AVERAGE        AMORTIZED          FAIR         AVERAGE
                             COST           VALUE         YIELD           COST             VALUE         YIELD
                         ------------    ------------    --------     -------------    -------------    --------
Due in one year or
  less.................  $    100,402    $    100,635      4.08%      $  52,728,966    $  52,733,664      5.47%
Due after one year
  through five years...     7,229,091       7,249,542      4.14%         58,322,768       58,692,593      6.15%
Due after five years
  through ten years....    20,566,416      20,791,567      4.85%
Due after ten years....    15,439,635      15,710,687      5.42%
                          -----------     -----------      ----        ------------     ------------      ----
                           43,335,544      43,852,431      4.80%        111,051,734      111,426,257      5.81%
FHLB stock.............                                                   6,982,900        6,982,900
Mortgage-backed
  securities and
  CMO/REMICs...........     7,398,151       7,695,418      6.32%        215,350,448      214,938,584      6.28%
                          -----------     -----------      ----        ------------     ------------      ----
                         $ 50,733,695    $ 51,547,849      5.15%      $ 333,385,082    $ 333,347,741      6.13%
                          ===========     ===========      ====        ============     ============      ====

     Net realized gains and losses on sales of investment securities are as follows:

                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Gross realized gains................  $   139,702     $   184,430     $     3,333
        Gross realized losses...............     (136,711)       (184,061)       (131,148)
                                              -----------     -----------     -----------
                                              $     2,991     $       369     $  (127,815)
                                              ===========     ===========     ===========

 3. LOANS AND LEASE FINANCE RECEIVABLES

     The Bank grants loans to customers throughout its primary market in the Inland Empire, San Gabriel Valley and Orange County areas of Southern California, which have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected certain borrowers' ability to repay loans. Although management believes the level of allowances for credit losses is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy and/or increases in the interest rate charged on adjustable rate loans may result in increasing loan losses that cannot be reasonably predicted at December 31, 1996.

     The Bank makes loans to borrowers in a number of different industries. No industry had aggregate loan balances exceeding 10% of the December 31, 1996 or 1995 loan and lease finance receivables balance, with the exception of loans made to the agribusiness industry, which represented 13% of net loans outstanding at December 31, 1995. At December 31, 1996, the Bank's loan portfolio included approximately $367.9 million of loans to borrowers involved in several industries. Such loans are secured by commercial and residential real properties.

     At December 31, 1996 the Bank held approximately $343.6 million of fixed rate loans. These fixed rate loans bear interest at rates ranging from 5% to 15% and have contractual maturities between one and ten years.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     The following is a summary of the components of loan and lease finance receivables:

                                                              1996             1995
                                                          ------------     ------------
        Commercial, financial and industrial............  $215,791,309     $234,708,614
        Real estate:
          Construction..................................    36,925,453       23,804,890
          Mortgage......................................   244,600,742      149,037,733
        Loans to individuals for household, family and
          other consumer expenditures...................    19,575,820       15,876,904
        Municipal lease finance receivables.............    19,824,796       21,528,868
        Agribusiness....................................    55,486,266       63,580,122
                                                          ------------     ------------
                                                           592,204,386      508,537,131
        Allowance for credit losses (Note 5)............   (12,238,816)      (9,625,586)
        Deferred loan origination fees, net.............    (3,279,008)      (2,462,640)
                                                          ------------     ------------
                                                          $576,686,562     $496,448,905
                                                          ============     ============

 4. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

     The following is an analysis of the activity of all such loans:

                                                                 1996           1995
                                                              ----------     ----------
        Outstanding balance, beginning of year..............  $3,055,000     $3,343,000
        Credit granted, including renewals..................     173,000        270,000
        Repayments..........................................    (188,000)      (558,000)
                                                              ----------     ----------
        Outstanding balance, end of year....................  $3,040,000     $3,055,000
                                                              ==========     ==========

 5. ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Balance, beginning of year........    $ 9,625,586     $ 9,470,736     $ 8,849,442
        Provision charged to operations...      2,887,821       2,575,000         350,000
        Additions to allowance resulting          711,329                       1,124,657
          from acquisitions...............
        Loans charged off.................     (1,749,004)     (2,619,620)     (1,021,230)
        Recoveries on loans previously            763,084         199,470         167,867
          charged off.....................
                                              -----------     -----------     -----------
        Balance, end of year..............    $12,238,816     $ 9,625,586     $ 9,470,736
                                              ===========     ===========     ===========

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." In accordance with this statement, the Bank measures its impaired loans by using the present value of the expected future cash flows discounted at the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

calculated measurement of an impaired loan is less than the recorded investment in the loan, a portion of the Bank's general reserve is allocated as an impairment reserve.

     At December 31, 1996 and 1995 the Bank had classified as impaired loans totaling $22,938,557 and $30,235,233, respectively. Of these loans, the Bank has determined that, as of December 31, 1996 and 1995, $16,892,056 and $559,223,
respectively, of such loans required specific reserves, and accordingly, the Bank has recorded specific reserves of $3,446,565 and $415,093 on such loans. The Bank has determined that $6,046,501 and $29,676,000 of these impaired loans outlined above do not require specific reserves in accordance with SFAS No. 114 because the estimated present value of discounted future cash flows or the fair value of the collateral, in the case of collateral-dependent loans, exceeds the book value of the related loans at the date of measurement. Additional valuation allowances, however, may exist on such loans based on management's judgment. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was approximately $31,195,000 and $30,459,000, respectively.
Interest income of $1,248,136 and $2,267,300 was recognized on impaired loans during the years ended December 31, 1996 and 1995, respectively.

     The Bank's policy for recognition of interest income and charge-offs and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

     At December 31, 1996, loans on nonaccrual status totaled $17,564,126, all of which are included in the impaired loans discussed above, compared to $13,289,449 at December 31, 1995.

     Due to financial difficulties encountered by certain borrowers, the Bank has restructured the terms of certain loans to facilitate loan payments. As of December 31, 1996 and 1995, loans with these restructured terms totaled $5,374,431 and $13,558,000, respectively. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1996 and 1995, are considered impaired.

     Interest foregone on nonaccrual and restructured loans outstanding during the years ended December 31, 1996, 1995 and 1994 amounted to approximately $253,000, $988,000 and $1,363,000, respectively.

     Activity in the allowance for other real estate owned losses was as follows:

                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Balance, beginning of year........    $ 1,195,843     $ 1,180,090     $ 1,650,903
        Provision charged to operations...      3,449,178       1,900,000       2,400,000
        Charge-offs of real estate             (2,713,339)     (1,884,247)     (2,870,813)
          owned...........................
                                              -----------     -----------     -----------
        Balance, end of year..............    $ 1,931,682     $ 1,195,843     $ 1,180,090
                                              ===========     ===========     ===========

     The Company incurred additional expenses of $1,256,204 (1996), $1,359,884
(1995) and $908,133 (1994) related to the holding and disposition of other real estate owned.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

 6. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                                              1996             1995
                                                          ------------     ------------
        Land............................................  $  5,322,304     $  2,613,493
        Bank premises...................................    11,858,431        8,819,086
        Furniture and equipment.........................    20,864,075       17,073,983
        Leased property under capital lease.............       649,330          649,330
                                                          ------------     ------------
                                                            38,694,140       29,155,892
        Accumulated depreciation and amortization          (14,458,759)     (11,936,645)
                                                          ------------     ------------
                                                          $ 24,235,381     $ 17,219,247
                                                          ============     ============

 7. INCOME TAXES

     Income tax expense (benefit) comprised the following:

                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Current provision
          Federal...........................  $ 7,662,723     $ 7,141,463     $ 4,995,206
          State.............................    2,929,304       2,386,916       1,881,739
                                              -----------     -----------     -----------
                                               10,592,027       9,528,379       6,876,945
                                              -----------     -----------     -----------
        Deferred (benefit) provision:
          Federal...........................     (751,898)     (1,144,867)        165,756
          State.............................     (263,830)       (237,670)        142,978
                                              -----------     -----------     -----------
                                               (1,015,728)     (1,382,537)        308,734
                                              -----------     -----------     -----------
                                              $ 9,576,299     $ 8,145,842     $ 7,185,679
                                              ===========     ===========     ===========

     Income tax liability (asset) comprised the following:

                                                              1996             1995
                                                          ------------     ------------
        Current:
          Federal.......................................  $     20,306     $  1,868,265
          State.........................................       (36,146)         248,461
                                                          ------------     ------------
                                                               (15,840)       2,116,726
                                                          ------------     ------------
        Deferred:
          Federal.......................................    (3,614,523)      (3,563,446)
          State.........................................      (865,139)        (908,731)
                                                          ------------     ------------
                                                            (4,479,662)      (4,472,177)
                                                          ------------     ------------
                                                          $ (4,495,502)    $ (2,355,451)
                                                          ============     ============

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     The components of the net deferred tax asset are as follows:

        FEDERAL                                                  1996           1995
        -------                                               ----------     ----------
        Deferred tax liabilities:
          Depreciation......................................  $1,778,312     $  400,038
          Valuation of trust assets.........................     631,750
          Core deposit premium..............................     516,102
          Leases............................................      91,279        183,558
          Unrealized gains on securities....................                    181,000
          Other.............................................      36,572         75,608
                                                              ----------     ----------
        Gross deferred tax liability........................   3,054,015        840,204
                                                              ----------     ----------
        Deferred tax assets:
          California franchise tax..........................     699,521        437,663
          Bad debt and credit loss deduction................   2,888,135      2,965,394
          Other real estate owned reserves..................   1,369,386        940,153
          Deferred compensation.............................   1,169,904
          Self-insurance reserves...........................     147,485
          Unrealized loss on securities.....................     118,694
          Other.............................................     275,413         60,440
                                                              ----------     ----------
        Gross deferred tax asset............................   6,668,538      4,403,650
                                                              ----------     ----------
        Net deferred tax asset -- federal...................  $3,614,523     $3,563,446
                                                              ==========     ==========

        STATE
        -----
        Deferred tax liabilities:
          Depreciation......................................  $  540,081     $  164,420
          Valuation of trust asset..........................     203,965
          Core deposit premium..............................     166,627
          Unrealized gains on securities....................                     32,000
          Other.............................................       6,586         17,674
                                                              ----------     ----------
        Gross deferred tax liability........................     917,259        214,094
                                                              ----------     ----------
        Deferred tax assets:
          Bad debt and credit loss deduction................     756,914        756,110
          Other real estate owned reserves..................     442,116        303,535
          Deferred compensation.............................     377,704
          Self-insurance reserves...........................      47,617
          Unrealized loss on securities.....................      24,916
          Other.............................................     133,131         63,180
                                                              ----------     ----------
        Gross deferred tax asset............................   1,782,398      1,122,825
                                                              ----------     ----------
        Net deferred tax asset -- state.....................  $  865,139     $  908,731
                                                              ==========     ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                        1996                     1995                     1994
                                --------------------     --------------------     --------------------
                                  AMOUNT     PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                ----------   -------     ----------   -------     ----------   -------
Federal income tax at
  statutory rate..............  $8,018,256     35.0%     $6,861,155     35.0%     $6,167,159     35.0%
State franchise taxes, net of
  federal benefit.............   1,732,558      7.6       1,397,010      7.1       1,316,067      7.5
Tax-exempt interest...........    (848,998)    (3.7)       (627,409)    (3.2)       (561,837)    (3.2)
Other, net....................     674,483      2.9         515,086      2.6         264,290      1.5
                                ----------     ----      ----------     ----      ----------     ----
                                $9,576,299     41.8%     $8,145,842     41.5%     $7,185,679     40.8%
                                ==========     ====      ==========     ====      ==========     ====

 8. DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $125,612,000 and $109,040,000 at December 31, 1996 and 1995,
respectively. Interest expense on such deposits amounted to approximately $6,496,000 (1996), $4,924,000 (1995) and $2,471,000 (1994).

 9. SHORT-TERM BORROWINGS

     On November 29, 1996 and 1995, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank ("FHLB") maturing on November 29, 1997 and November 29, 1996. The Bank had outstanding borrowings of $40,000,000 at December 31, 1996 and 1995 with a weighted average interest rate of 5.5% for the years then ended. The FHLB is holding certain investment securities of the Bank as collateral for the borrowings. In addition, on December 31, 1996, the Bank entered into an overnight agreement with a financial institution to borrow $16,000,000 at 8.0% annual interest. The Bank maintains cash deposits with the financial institution as collateral for the borrowings.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, excluding property taxes and insurance, are approximately as follows:

                    1997.....................................  $1,324,000
                    1998.....................................   1,190,000
                    1999.....................................   1,218,000
                    2000.....................................   1,139,000
                    2001.....................................     847,000
                    Succeeding years.........................   2,352,000
                                                               ----------
                    Total minimum payments required..........  $8,070,000
                                                               ==========

     Total rental expense for the Company was approximately $1,401,000 (1996), $1,785,000 (1995) and $1,670,000 (1994).

     At December 31, 1996, the Bank had commitments to extend credit of approximately $103,726,000 and obligations under letters of credit of $8,453,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Bank holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

     The Bank has federal fund borrowing limits totaling $77,300,000 and available lines of credit borrowing limits totaling $62,300,000 from certain financial institutions.

     In the ordinary course of business, the Company becomes involved in litigation. In the opinion of management and based upon discussions with legal counsel, except as discussed below, the disposition of such litigation will not have a material effect on the Company's consolidated financial position or results of operations. During 1996 the Company received $2,100,000 in settlement of litigation with a former employee of the Company.

11. DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens Bank of Pasadena"), the Bank assumed deferred compensation and salary continuation agreements with several former employees of Citizens Business Bank of Pasadena. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $170,000 for the year ended December 31, 1996.

     The Bank also assumed a death benefit program for certain former employees of Citizens Bank of Pasadena under which the Bank will provide benefits to the former employees beneficiary 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employee's beneficiaries over a ten-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees amounted to $51,488 for the year ended December 31, 1996.

12. 401(K) AND PROFIT SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-

     The Bank sponsors a 401(k) sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors, and amounted to approximately $888,000 (1996), $780,000 (1995) and $715,000
(1994).

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

13. STOCK OPTION PLANS

     The Company has granted options to purchase shares of the Company's common stock to certain officers and directors under plans established in 1981 and 1991. The 1981 plan had 84,795 options outstanding at December 31, 1995, all of which were exercised during 1996, and no more options can be granted under this plan. The 1991 plan authorizes the issuance of up to 1,368,933 shares. Option prices under the plan are to be determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than ten years from the grant date.

     At December 31, 1996, options for the purchase of 686,025 shares of the Company's common stock were outstanding under the plan, of which options to purchase 553,678 shares were exercisable at prices ranging from $5.64 to $12.81; 558,460 shares of common stock were available for the granting of future options under the 1991 plan. The status of all optioned shares is as follows:

                                                            SHARES          PRICE RANGE
                                                           --------     --------------------
        Outstanding at January 1, 1994...................   706,509     $  1.82 - $  9.90
        Granted..........................................    60,294..      8.90 -   11.64
        Exercised........................................   (34,452)       2.65 -    6.20
        Canceled.........................................   (15,280)       5.12 -    9.90
                                                            -------
        Outstanding at December 31, 1994.................   717,071     $  1.82 - $ 11.64
        Granted..........................................   135,963       11.57 -   12.26
        Exercised........................................   (55,075)       5.12 -    9.90
        Canceled.........................................   (15,534)       5.12 -    5.12
                                                            -------
        Outstanding at December 31, 1995.................   782,425     $  1.82 - $ 12.26
        Granted..........................................    42,350       13.30 -   15.00
        Exercised........................................  (134,155)       1.82 -   11.57
        Canceled.........................................    (4,595)       5.13 -   11.57
                                                            -------
        Outstanding at December 31, 1996.................   686,025     $  5.13 - $ 15.00
                                                            =======

     In 1996, 1995 and 1994, the Company granted to a key executive 14,641, 13,310 and 24,200 shares, respectively, of the Company's common stock in accordance with his compensation agreement. The agreement also provides for the granting of an additional 16,105 shares, which will be adjusted for any future stock dividends or splits, through 1997, for which the executive is entitled to receive stock and cash dividends.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for those options issued in accordance with the employment agreement. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $1,097,000, or $.10 per share, during the year ended December 31, 1996, and $775,000, or $.07 per share, during the year ended December 31, 1995. The fair value of the options granted for the years ended December 31, 1996 and 1995 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of .2%, volatility of 23.8%, risk-free interest rate of 6.5%, and an expected life of 10 years.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

14. REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since that notification that management believes have changed the institutions' category.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

     The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                                   TO BE WELL
                                                                                  CAPITALIZED
                                                                                     UNDER
                                                                                     PROMPT
                                                              FOR CAPITAL          CORRECTIVE
                                                               ADEQUACY              ACTION
                                           ACTUAL              PURPOSES:          PROVISIONS:
                                      -----------------     ---------------     ----------------
                                      AMOUNT                AMOUNT              AMOUNT
                                      (000S)      RATIO     (000S)   RATIO      (000S)    RATIO
                                      -------     -----     -------  ------     -------  -------
As of December 31, 1996:
  Total Capital (to Risk Weighted
     Assets)
     Company........................  $86,561     12.3%     $56,300  8.0%           N/A
     Bank...........................   83,769     11.9%      56,315  8.0%     $70,394 >/= 10.0%
  Tier I Capital (to Risk Weighted
     Assets)
     Company........................   77,591     11.0%      28,215  4.0%           N/A
     Bank...........................   74,832     10.7%      28,975  4.0%      41,962 >/= 6.0%
  Tier I Capital (to Average Assets)
     Company........................   77,591      7.2%      43,713  4.0%           N/A
     Bank...........................   74,832      7.0%      42,761  4.0%      53,451 >/= 5.0%
As of December 31, 1995:
  Total Capital (to Risk Weighted
     Assets)
     Company........................   76,930     13.0%      47,118  8.0%           N/A
     Bank...........................   72,447     12.4%      46,763  8.0%      58,454 >/= 10.0%
  Tier I Capital (to Risk Weighted
     Assets)
     Company........................   69,448     11.8%      23,559  4.0%           N/A
     Bank...........................   65,020     11.1%      23,426  4.0%      35,140 >/= 6.0%
  Tier I Capital (to Average Assets)
     Company........................   69,448      8.0%      34,524  4.0%           N/A
     Bank...........................   65,020      7.6%      34,931  4.0%      42,989 >/= 5.0%

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1996, declare and pay additional dividends of approximately $12,437,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 1996, this reserve requirement was approximately $18,392,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

15. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                 BALANCE SHEETS

                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Assets:
  Investment in Citizens Business Bank...................................  $86,328     $73,832
  Other assets, net......................................................    6,319       7,736
                                                                           -------     -------
Total assets.............................................................  $92,647     $81,568
                                                                           =======     =======
Liabilities..............................................................  $ 3,560     $ 3,308
Stockholders' equity.....................................................   89,087      78,260
                                                                           -------     -------
Total liabilities and stockholders' equity...............................  $92,647     $81,568
                                                                           =======     =======

                             STATEMENTS OF EARNINGS

                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Equity in earnings of Citizens Business Bank..................  $13,596     $11,632     $10,724
Other expense, net............................................     (263)       (175)       (289)
                                                                -------     -------     -------
Net earnings..................................................  $13,333     $11,457     $10,435
                                                                =======     =======     =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

                            STATEMENTS OF CASH FLOWS

                                                                   1996       1995       1994
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.................................................  $ 13,333   $ 11,457   $ 10,435
  Adjustments to reconcile net earnings to cash provided by
     (used in) operating activities:
     Earnings of Citizens Business Bank........................   (13,596)   (11,632)   (10,724)
     Other operating activities, net...........................     1,028     (1,839)    (1,088)
          Total adjustments....................................   (12,568)   (13,471)   (11,812)
                                                                 --------   --------   --------
          Net cash provided by (used in) operating
            activities.........................................       765     (2,014)    (1,377)
                                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Citizens Business Bank...............       600      4,296     18,619
  Sale of premises and land....................................     1,588
  Investment in subsidiaries...................................                         (14,797)
                                                                 --------   --------   --------
          Net cash provided by investing activities............     2,188      4,296      3,822
                                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock...............................    (3,083)    (2,597)    (2,344)
  Proceeds from exercise of stock options......................       415        283        129
                                                                 --------   --------   --------
          Net cash used in financing activities................    (2,668)    (2,314)    (2,215)
                                                                 --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       285        (32)       230
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...................       760        792        562
                                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................  $  1,045   $    760   $    792
                                                                 ========   ========   ========

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

                                                                 THREE MONTHS ENDED
                                                -----------------------------------------------------
                                                MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                --------     -------     ------------     -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Net interest income...........................  $11,648      $13,679       $ 14,001         $14,100
Provision for credit losses...................    1,213          430            515             730
Net earnings..................................    2,758        3,297          3,656           3,622
Earnings per common share.....................     0.27         0.32           0.36            0.35

1995
Net interest income...........................  $12,104      $11,643       $ 11,870         $12,524
Provision for credit losses...................    1,225          350                          1,000
Net earnings..................................    2,541        2,647          2,985           3,284
Earnings per common share.....................     0.25         0.25           0.29            0.32

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

17. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1996 and 1995. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                      1996
                                                          -----------------------------
                                                            CARRYING        ESTIMATED
                                                             AMOUNT         FAIR VALUE
                                                          ------------     ------------
        ASSETS
        Cash and due from banks.........................  $142,501,555     $142,501,555
        Federal funds sold
          Investment securities held to maturity........    50,733,695       51,547,849
          Investment securities available for sale......   333,347,741      333,347,741
          Loans and lease finance receivables, net......   576,686,562      578,756,000

        LIABILITIES
        Deposits:
          Noninterest-bearing...........................   431,183,256      431,183,256
          Interest-bearing..............................   559,413,367      559,670,000
        Demand note to U.S. Treasury....................    12,609,866       12,609,866

                                                                      1995
                                                          -----------------------------
                                                            CARRYING        ESTIMATED
                                                             AMOUNT         FAIR VALUE
                                                          ------------     ------------
        ASSETS
        Cash and due from banks.........................  $104,886,440     $104,886,400
        Federal funds sold
          Investment securities held to maturity........     7,000,000        7,000,000
          Investment securities available for sale......    24,272,507       25,031,133
          Loans and lease finance receivables, net......   496,448,905      496,956,000

        LIABILITIES
        Deposits:
          Noninterest-bearing...........................   332,851,336      332,851,336
          Interest-bearing..............................   470,722,517      471,475,000
        Demand note to U.S. Treasury....................     6,738,465        6,738,465
        Short-term borrowings...........................    40,000,000       40,000,000

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

          The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1996 and 1995 includes the carrying amount of nonaccrual loans at each respective date.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

          The amounts of accrued interest receivable on loans and lease finance receivables and investments is considered to be stated at fair value.

          The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

18. BUSINESS ACQUISITIONS

     On March 29, 1996, the Bank acquired by merger Citizens Bank of Pasadena for approximately $18,322,000. The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had taken place on January 1, 1995, after giving effect to the purchase accounting adjustments described in the explanatory notes. The weighted average number of shares used in the calculation of earnings per share was 10,279,401
(1996) and 10,190,707 (1995).

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                              1996             1995
                                                          ------------     ------------
        Income on loans and investments.................  $ 77,230,035     $ 74,450,758(1)
        Interest expense................................   (21,904,566)     (18,213,476)
                                                          ------------     ------------
        Net interest income before provision for credit
          losses........................................    55,325,469       56,237,282
        Provision for credit losses.....................    (3,284,636)      (2,610,000)
                                                          ------------     ------------
        Net interest income after provision for credit
          losses........................................    52,040,833       53,627,282
        Other operating income..........................    15,494,139       13,971,340
        Other operating expenses........................   (44,343,433)     (43,285,683)(2)
                                                          ------------     ------------
        Earnings before income taxes....................    23,191,539       24,312,939
        Income taxes....................................    (9,694,063)     (10,089,870)
                                                          ------------     ------------
        Net earnings....................................  $ 13,497,476     $ 14,223,069
                                                          ============     ============
        Earnings per share..............................          1.31             1.40
                                                          ============     ============

---------------

(1) Includes the estimated effect of accretion of discount on loans purchased.

(2) Includes adjustments to the operating expenses related to the acquisition including increases in depreciation and amortization expenses and reductions in salaries and data processing expenses.

     On October 20, 1995, the Bank assumed deposits and other liabilities with a fair value of approximately $4,104,000 and purchased assets with a fair value of approximately $1,282,000, related to the Victorville branch of Vineyard National Bank, and began operating the former branch of Vineyard National Bank as a branch office of the Bank. The Bank also received approximately $2,822,000 in consideration for consummating this transaction.

     The results of operations since the dates of these acquisitions are included in the accompanying consolidated statements of earnings.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CVB Financial Corp.
Ontario, California:

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     /s/ DELOITTE & TOUCHE LLP
--------------------------------------
        Deloitte & Touche LLP

January 24, 1997
Los Angeles, California

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                                 PAGE
-----------                                                                                 ----
   3.1          Articles of Company, as amended(1)........................................   *
   3.2          Bylaws of Company, as amended(2)..........................................   *
  10.1          1981 Stock Option Plan, as amended(1).....................................   *
  10.2          Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley
                Bank dated August 8, 1991(2)..............................................   *
  10.3          Chino Valley Bank Profit Sharing Plan, as amended(3)......................   *
  10.4          Definitive Agreement by and between CVB Financial Corp. and Huntington
                Bank dated January 6, 1987(4).............................................   *
  10.5          Transam One Shopping Center Lease dated May 20, 1986, by and between
                Transam One and Chino Valley Bank for the East Chino Office(4)............   *
  10.6          Sublease dated November 1, 1986, by and between Eldorado Bank and Chino
                Valley Bank for the East Highland Office(4)...............................   *
  10.7          Lease Assignment, Acceptance and Assumption and Consent dated December 23,
                1986, executed by the FDIC, Receiver of Independent National Bank, Covina,
                California, as Assignor, Chino Valley Bank, as Assignee, and INB Bancorp,
                as Landlord under that certain Ground Lease dated September 30, 1983 by and between INB Bancorp and Independent National Bank for the Covina
                Office(4).................................................................   *
  10.8          Lease Assignment dated May 15, 1987 and Consent of Lessor dated April 21,
                1987 executed by Huntington Bank, as Assignor, Chino Valley Bank as
                Assignee and Gerald G. Myers and Lynn H. Myers as Lessors under that certain lease dated March 1, 1979 between Lessors and Huntington Bank for
                the Arcadia Office(5).....................................................   *
  10.9          Lease Assignment dated May 15, 1987 and Consent of Lessor dated March 18,
                1987 executed by Huntington Bank, as Assignor, Chino Valley Bank as
                Assignee and George R. Meeker as Lessor under that certain Memorandum of
                Lease dated May 1, 1982 between Lessor and Huntington Bank for the South
                Arcadia Office(5).........................................................   *
  10.10         Lease Assignment dated May 15, 1987 and Consent of Lessor dated March 17,
                1987 executed by Huntington Bank, as Assignor, Chino Valley Bank as
                Assignee and William R. Hayden and Marie Virginia Hayden as Lessor under that Certain Lease and Sublease, dated March 1, 1983, as amended, between
                Lessors and Huntington Bank for the San Gabriel Office(5).................   *
  10.11         Lease Assignment dated May 15, 1987 executed by Huntington Bank as
                Assignor and Chino Valley Bank as Assignee under that certain Shopping
                Center Lease dated June 1, 1982, between Anita Associates, a limited
                partnership and Huntington Bank for the Santa Anita ATM Branch(5).........   *
  10.12         Office Building Lease between Havenpointe Partners Ltd. and CVB Financial
                Corp. dated April 14, 1987 for the Ontario Airport Office(5)..............   *
  10.13         Form of Indemnification Agreement(7)......................................   *
  10.14         Office Building Lease between Chicago Financial Association I, a
                California Limited Partnership and CVB Financial Corp. dated October 17,
                1989, as amended, for the Riverside Branch(1).............................   *
  10.15         Office Building Lease between Lobel Financial Corporation and Chino Valley
                Bank dated June 12, 1990, for the Premier Results data processing
                center(3).................................................................   *
  10.16         Office Space Lease between Rancon Realty Fund IV and Chino Valley Bank
                dated September 6, 1990, for the Tri-City Business Center Branch(3).......   *
  10.17         1991 Stock Option Plan(6).................................................   *
  10.18         Severance Agreement between John Cavallucci, Chino Valley Bank and CVB
                Financial Corp. dated March 26, 1991 and Waiver Agreement dated October 4,
                1991(2)...................................................................   *
  10.19         Key Employee Stock Grant Plan(8)..........................................   *
  10.20         Lease by and between Allan G. Millew and William F. Kragness and Chino
                Valley Bank dated March 5, 1993 for the Fontana Office(9).................   *
  10.21         Office Lease by and between Mulberry Properties and Chino Valley Bank
                dated October 12, 1992(9).................................................   *

EXHIBIT NO.                                                                                 PAGE
-----------                                                                                 ----
  10.22         First Amended and Restated Agreement and Plan of Reorganization by and
                between CVB Financial Corp., Chino Valley Bank and Fontana First National
                Bank, dated October 8, 1992(11)...........................................   *
  10.23         Purchase and Assumption Agreement among FDIC receiver of Mid City Bank,
                National Association, FDIC and Chino Valley Bank, dated October 21,
                1993(10)..................................................................   *
  10.24         Agreement and Plan of Reorganization by and between CVB Financial Corp.,
                Chino Valley Bank and Western Industrial National Bank, dated November 16,
                1993(11)..................................................................   *
  10.24.1       Amendment No. 1 to Agreement and Plan of Reorganization by and between CVB
                Financial Corp., Chino Valley Bank and Western Industrial National Bank
                dated February 14, 1994(12)...............................................   *
  10.24.2       Amendment No. 2 to Agreement and Plan of Reorganization by and between CVB
                Financial Corp., Chino Valley Bank and Western Industrial National Bank
                dated June 23, 1994(12)...................................................   *
  10.25         Lease by and between Bank of America and Chino Valley Bank dated October
                15, 1993, for the West Arcadia Office(11).................................   *
  10.26         Lease by and between RCI Loring and CVB Financial Corp dated March 11,
                1993, for the Riverside Office(11)........................................   *
  10.27         Lease by and between 110 Wilshire Building Partners, a California
                Partnership and Chino Valley Bank dated October 21, 1994 for the Fullerton
                Office(13)
  10.28         Agreement and Plan of Reorganization between Chino Valley Bank, CVB
                Financial Corp. and Citizens Commercial Trust & Savings Bank of Pasadena,
                dated November 1, 1995(14)................................................
  22            Subsidiaries of Company(9)................................................   *
  23            Consent of Independent Certified Public Accountants.......................   65
  27            Financial Data Schedule...................................................   66

---------------

  *  Not applicable.

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

(13) Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.

(14) Filed as Exhibit 10.28 to the Registrant's Quarterly report on Form 10-Q filed with the Commission on November 13, 1995 which is incorporated herein by this reference.