Form 10-Q
period 1997-03-31
CVB FINANCIAL CORP
filed 1997-05-15
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

        For Quarter Ended March 31, 1997 Commission File Number: 1-10394


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


                                    YES X NO

 Number of shares of common stock of the registrant: 10,000,723 outstanding as of May 7, 1997.

           This Form 10-Q contains 23 pages. Exhibit index on page 21.

                         PART I - FINANCIAL INFORMATION

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                March 31,           December 31,
                                                1997                1996
                                                (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $54,941 and $51,548)    $      55,019     $      50,734
Investment securities available-for-sale             344,524           333,348
Loans and lease finance receivables, net             564,786           576,686
                                               --------------    --------------
     Total earning assets                            964,329           960,768
Cash and due from banks                               94,364           142,502
Premises and equipment, net                           23,881            24,235
Other real estate owned, net                          13,219             6,196
Goodwill and intangibles                              11,706            11,692
Other assets                                          16,441            15,028
                                               --------------    --------------
                                               $   1,123,940     $   1,160,421
                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Noninterest-bearing                       $     381,488     $     431,183
     Interest-bearing                                571,547           559,413
                                               --------------    --------------
                                                     953,035           990,596
   Demand note issued to U.S. Treasury                10,917            12,610
   Federal Funds Purchased                             6,000            16,000
   Repurchase Agreement                               50,000            40,000
   Long-term capitalized lease                           447               453
   Other liabilities                                  13,875            11,675
                                               --------------    --------------
                                                   1,034,274         1,071,334
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
       without par; none issued or outstanding             0                 0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      10,018,534 and 9,972,981                        62,225            61,942
   Retained earnings                                  29,676            27,341
   Net unrealized losses on investment
       securities available-for-sale                  (2,235)             (196)
                                               --------------    --------------
                                                      89,666            89,087
                                               --------------    --------------
                                               $   1,123,940     $   1,160,421
                                               ==============    ==============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share
                                                   For the Three Months
                                                      Ended March 31
                                                     1997           1996
                                                  -----------   -----------
Interest income:
  Loans, including fees                            $  14,000    $   12,397
  Investment securities:
     Taxable                                           5,030         3,769
     Tax-advantaged                                      555           193
                                                  -----------   -----------
                                                       5,585         3,962
  Federal funds sold and interest bearing
     deposits with other financial institutions           72           143
                                                  -----------   -----------
                                                      19,657        16,502
Interest expense:
  Deposits                                             4,867         4,214
  Other borrowings                                       713           640
                                                  -----------   -----------
                                                       5,580         4,854
                                                  -----------   -----------
    Net interest income                               14,077        11,648
Provision for credit losses                              780         1,213
                                                  -----------   -----------
    Net interest income after
       provision for credit losses                    13,297        10,435
Other operating income:
   Service charges on deposit accounts                 1,777         1,735
   Gains on sale of other real estate owned                1            80
   Other                                               1,501         2,777
                                                  -----------   -----------
                                                       3,279         4,592
Other operating expenses:
   Salaries and employee benefits                      5,499         4,236
   Deposit insurance premiums                             27             1
   Occupancy                                             801           772
   Equipment                                             828           644
   Provision for losses on other real estate owned       315         2,069
   Other                                               3,499         2,545
                                                  -----------   -----------
                                                      10,969        10,267
                                                  -----------   -----------
Earnings before income taxes                           5,607         4,760
Provision for income taxes                             2,257         2,002
                                                  -----------   -----------
    Net earnings                                   $   3,350    $    2,758
                                                  ===========   ===========

Earnings per common share                          $    0.32    $     0.27
                                                  ===========   ===========

Cash dividends per common share                    $    0.10    $     0.07
                                                  ===========   ===========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands
                                                              For the Three Months
                                                                Ended March 31,
                                                                 1997           1996
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                         $    19,355    $   15,767
   Service charges and other fees received                         3,282         4,592
   Interest paid                                                  (5,539)       (4,630)
   Cash paid to suppliers and employees                          (10,622)       (8,758)
   Income taxes paid                                                   0          (265)
                                                             ------------  ------------
                                                                   6,476         6,706
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale            4,496             0
   Proceeds from maturities of securities available for sale      19,334        24,537
   Proceeds from maturities of securities held to maturity           342           395
   Purchases of securities available for sale                    (38,669)       (9,662)
   Purchases of securities held to maturity                       (4,455)       (7,408)
   Net decrease in loans                                           3,467         6,749
   Loan origination fees received                                    814           514
   Proceeds from sale of premises and equipment                       14            15
   Purchase of premises and equipment                               (404)         (439)
   Consideration paid in business combinations                         0       (18,322)
   Other investing activities                                        433           (38)
                                                             ------------  ------------
                                                                 (14,628)       (3,659)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in transaction deposits                        (41,516)      (24,506)
   Net increase in time deposits                                   3,955         6,510
   Net (decrease) increase in short-term borrowings               (1,693)          326
   Cash dividends on common stock                                 (1,015)         (725)
   Proceeds from exercise of stock options                           283           221
                                                             ------------  ------------
                                                                 (39,986)      (18,174)
                                                             ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (48,138)      (15,127)
CASH AND CASH EQUIVALENTS, beginning of period                   142,502       111,886
                                                             ------------  ------------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                      94,364        96,759
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
   CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA              0        15,522
                                                             ------------  ------------
CASH AND CASH EQUIVALENTS, March 31,                         $    94,364    $  112,281
                                                             ============  ============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                                  1997       1996
                                                                              ----------  ---------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
    Net earnings                                                              $ 3,350    $   2,758
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
    Amortization of premiums (accretion of discount) on investment securities     (50)         146
    Provisions for loan and OREO losses                                         1,095        3,282
    Accretion of deferred loan fees and costs                                    (602)        (378)
    Loan origination costs capitalized                                           (520)        (331)
    Depreciation and amortization                                                 760          576
    Change in accrued interest receivable                                         351         (502)
    Change in accrued interest payable                                             41          224
    Change in other assets and liabilities                                      2,051          931
                                                                              ---------  ----------
                                                                                3,126        3,948
                                                                              ---------  ----------
                                                                             $  6,476     $   6,706
                                                                             =========   ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1997 and 1996

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1996 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank taken as a whole. Impaired loans totaled $14.1 million at March 31, 1997. Of this total, $9.4 million, or 67.13%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $23.3 million. At March 31, 1997, $4.6 million, or 32.87%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

2. Certain reclassifications have been made in the 1996 financial information to conform to the presentation used in 1997.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1997, the Company had entered into commitments with certain customers amounting to $127.4 million compared to $103.7 million at December 31, 1996. Letters of credit at March 31, 1997 and December 31, 1996, were $8.4 million and $8.5 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1997, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1997, was 10,018,534. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 10,395,497 at March 31, 1997 and 10,148,691 at March 31, 1996. All 1996 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 18, 1996.

6. Supplemental cash flow information. During the three-month period ended March 31, 1997, loans amounting to $7.9 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the three-month period ended March 31, 1997, amounted to $149,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1996 Annual Report 10K. Certain statements in the Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $3.4 million for the first quarter of 1997. This represented and increase of $592,000, or 21.47%, over net earnings of $2.8 million for the first quarter of 1996. Earnings per share increased to $0.32 per share for the most recent quarter, compared to $0.27 per share for the same period last year. The annualized return on average assets was 1.22%, and the annualized return on average equity was 14.54%, for the first quarter of 1997. For the first quarter of 1996, the annualized return on average assets was 1.23%, and the annualized return on average equity was 13.73%.

     Pre-tax operating earnings, which excludes the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the settlement of litigation, totaled $6.7 million for the first quarter of 1997. This represented an increase of $843,000, or 14.37%, over pre-tax operating income of $5.9 million for the first quarter of 1996.

Net Interest Income/Net Interest Margin

     The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing deposits and borrowed funds. The Company's net interest margin was 5.96% for the first quarter of 1997, compared to a net interest margin of 5.95% for the first quarter of 1996. The Company's net interest spread was 4.71% for both the first quarter of 1997 and 1996.

     Although the net interest margin and net interest spread changed little for the first quarter of 1997 compared to the first quarter of 1996, net interest income increased significantly. Net interest income totaled $14.1 million for the first quarter of 1997. This represented an increase of $2.4 million, or 20.85%, over net interest income of $11.6 million for the first quarter of 1996. The increase in net interest income for the first quarter of 1997 was the result of a greater average balance of earning assets. Average earning assets totaled $960.3 million for the first quarter of 1997. This represented an increase of $172.6 million, or 21.90%, over average earning assets of $787.7 million for the first quarter of 1996.

     Total interest income was $19.7 million for the first quarter of 1997. This represented an increase of $3.2 million, or 19.12%, greater than total interest income of $16.5 million for the first quarter of 1996. Interest and fees from loans totaled $14.0 million for the first quarter of 1997. This represented an increase of $1.6 million, or 12.93%, over interest and fees from loans of $12.4 million for the first quarter of 1996. The increase in interest and fees on loans resulted from an increase in the balance of average gross loans to $581.2 million for the first quarter of 1997, compared to an average of $503.8 million for the first quarter of 1996. The yield on average gross loans decreased to 9.63% for the first quarter of 1997, compared to a yield of 9.84% for the first quarter of 1996. The decrease reflected lower average interest rates in general for the most recent quarter.

     Interest from investments totaled $5.7 million for the first quarter of 1997. This represented an increase of $1.6 million, or 37.81%, over interest from investments of $4.1 million for the first quarter of 1996. The increase in interest from investments resulted from both a higher average yield and a greater average balance of investments for the first quarter of 1997 compared to the first quarter of 1996. The yield on average investments was 5.97% for the first quarter of 1997, compared to a yield of 5.78% for the first quarter of 1996. Average investments increased to $379.1 million for the first quarter of 1997, compared to $283.9 million for the first quarter of 1996.

     Total interest expense was $5.6 million for the first quarter of 1997. This represented an increase of $726,000, or 14.96%, over total interest expense of $4.9 million for the first quarter of 1996. The cost of average deposits and other interest bearing liabilities decreased to 3.57% for the first quarter of 1997, compared to an average cost of 3.71% for the first quarter of 1996. The decrease reflected lower average interest rates in general for the most recent quarter.

     Interest on deposits totaled $4.9 million for the first quarter of 1997. This represented an increase of $653,000, or 15.49%, over interest on deposits of $4.2 million for the first quarter of 1996. Average deposits increased to $937.8 million for the first quarter of 1997, compared to $759.2 million for the first quarter of 1996. Interest on other borrowed funds totaled $713,000 for the first quarter of 1997. This represented an increase of $73,000, or 11.41%, over interest on other borrowed funds of $640,000, for the first quarter of 1996. The cost of other borrowed funds decreased to 5.14% for the first quarter of 1997, compared to 5.44% for the first quarter of 1996. Average borrowed funds increased to $55.5 million for the first quarter of 1997, compared to an average of $47.0 million for the first quarter of 1996.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 1997 and 1996. Rates for tax-advantaged investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                    Three-month periods ended March 31,
                                                         1997                        1996
                                              --------------------------  -------------------------
                                                 Average                    Average
ASSETS                                           Balance  Interest Rate     Balance Interest  Rate
                                              --------------------------  -------------------------
Investment Securities
  Taxable                                     $  328,319   5,030   6.13%  $ 257,921   3,769   5.85%
  Tax-advantaged (F1)                             44,981     555   6.92%     15,201     193   7.13%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions      5,755      72   5.00%     10,808     143   5.29%
Loans (F2)(F3)                                   581,226  14,000   9.63%    503,800  12,397   9.84%
                                              --------------------------  -------------------------
Total Earning Assets                             960,281  19,657   8.28%    787,730  16,502   8.42%
Total Non-earning Assets                         139,651                    106,786
                                              ----------                  ----------
Total Assets                                  $1,099,932                  $ 894,516
                                              ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                               $  367,287                  $ 283,029
Savings Deposits (F4)                            368,653   2,281   2.47%    302,032   1,874   2.48%
Time Deposits                                    201,878   2,586   5.12%    174,161   2,340   5.37%
                                              --------------------------  -------------------------
Total Deposits                                   937,818   4,867   2.08%    759,222   4,214   2.22%
                                              --------------------------  -------------------------
Other Borrowings                                  55,521     713   5.14%     47,020     640   5.44%
                                              --------------------------  -------------------------
Total Interest-Bearing Liabilities               626,052   5,580   3.57%    523,213   4,854   3.71%
                                              ----------                  ---------
Other Liabilities                                 14,424                      7,954
Stockholders' Equity                              92,169                     80,320
                                              ----------                  ---------
Total Liabilities and
  Stockholders' Equity                        $1,099,932                  $ 894,516
                                              ==========                  =========

Net interest spread                                                4.71%                      4.71%
Net interest margin                                                5.96%                      5.95%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1997, $897; 1996, $561.
(F3) Nonperforming loans are included in net loans as follows: 1997, $13,355; 1996, $12,907.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                       Comparison of three-month period
                                       ended March 31, 1997 and 1996
                               Increase (decrease) in interest income or expense
                                             due to changes in
                                      Rate/
                                      Volume     Rate     Volume     Total
Interest Income:
  Taxable investment securities      $ 1,028   $  183    $   50    $ 1,261
  Tax-advantaged securities              377       (5)      (10)       362
  Fed funds sold & interest bearing
   deposits with other institutions      (67)      (7)        3        (71)
  Loans                                1,904     (261)      (40)     1,603
                                     --------------------------------------
Total earning assets                   3,242      (90)        3      3,155
                                     --------------------------------------
Interest Expense:
  Savings deposits                       413       (5)       (1)       407
  Time deposits                          373     (110)      (17)       246
  Other borrowings                       115      (36)       (6)        73
                                     --------------------------------------
Total interest-bearing liabilities       901     (151)      (24)       726
                                     --------------------------------------
Net Interest Income                  $ 2,341  $    61    $   27   $  2,429
                                     ======================================

     The net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. At March 31, 1997, the Bank's 90 days or less maturity/repricing gap was a negative $233.3 million, compared to a negative gap of $182.1 million at December 31, 1996. Generally, a negative gap produces a higher net interest margin and net interest spread when rates fall and a lower net interest margin and net interest spread when rates rise. However, as interest rates earned on different asset products and interest rates paid for different liability products offered by the Bank respond differently to changes in market interest rates, gap analysis is only a general indicator of interest rate sensitivity.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $10.3 million at March 31, 1997. This represented a decrease of $1.9 million, or 15.62%, over the allowance for credit losses of $12.2 million at December 31, 1996. At March 31, 1997, the allowance for credit losses was equal to 1.80% of gross loans, representing a decrease from an allowance for credit losses that was equal to 2.08% of gross loans at December 31, 1996.

     For the first quarter of 1997, the provision for credit losses was $780,000. This represented a decrease of $433,000, or 35.69%, from a provision for credit losses of $1,213,000, for the first quarter of 1996. The decrease reflected slower overall loan growth, and lower levels of nonperforming loans for the most recent quarter. Loans charged to the allowance for credit losses, net of recoveries, totaled $2,692,000 for the first quarter of 1997, compared to net loans charged to the allowance of $387,000 for the first quarter of 1996.

     Nonaccrual loans decreased to $13.4 million at March 31, 1997, compared to $17.6 million at December 31, 1996. This represented a decrease of $4.2 million, or 23.96%. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of March 31, 1997, and December 31, 1996. The Company has adopted the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance was adequate at March 31, 1997 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                      Three Months
                                                                     ended March 31,
                                                                 1997              1996
Amount of Total Loans at End of Period                       $   575,113    $  556,879
                                                             ============   ===========
 Average Total Loans Outstanding                             $   581,226    $  503,800
                                                             ============   ===========
Allowance for Credit Losses at Beginning of Period           $    12,239    $    9,626
Loans Charged-Off:
  Real Estate Loans                                                2,582           300
  Commercial and Industrial                                           75           152
  Consumer Loans                                                      39            23
                                                             ------------   -----------
    Total Loans Charged-Off                                        2,696           475
                                                             ------------   -----------

Recoveries:
  Real Estate Loans                                                    0            84
  Commercial and Industrial                                            1             2
  Consumer Loans                                                       3             2
                                                             ------------   -----------
    Total Loans Recovered                                              4            88
                                                             ------------   -----------
Net Loans Charged-Off                                              2,692           387
                                                             ------------   -----------
Provision Charged to Operating Expense                               780         1,213
                                                             ------------   -----------
Adjustment Incident to Mergers                                         0         1,020
                                                             ------------   -----------
Allowance for Credit Losses at End of period                 $    10,327    $   11,472
                                                             ============   ===========

Net Loans Charged-Off to Average Total Loans*                       1.85%         0.31%
Net Loans Charged-Off to Total Loans at End of Period*              1.87%         0.28%
Allowance for Credit Losses to Average Total Loans                  1.78%         2.28%
Allowance for Credit Losses to Total Loans at End of Period         1.80%         2.06%
Net Loans Charged-Off to allowance for Credit Losses*             104.27%        13.49%
Net Loans Charged-Off to Provision for Credit Losses              345.13%        31.90%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income
     Other operating income includes service charges on deposit accounts, gain on sale of securities, gross revenue from Community Trust Deed Services (the Company's non-bank subsidiary), and other revenues not derived from interest on earning assets. Other income for the first quarter of 1997 totaled $3.3 million. This represented a decrease of $1.3 million, or 28.61%, from total other operating income of $4.6 million for the first quarter of 1996. Included as other income for the first quarter of 1996 was a $2.1 million settlement paid to the Bank resulting from litigation with a former officer of the Bank and Company.

     Net of the legal settlement paid to the Bank in 1996, other operating income for the first quarter of 1997 increased $787,000, or 31.58%, over other operating income for the first quarter of 1996. The increase was primarily the result of trust fee income. On March 29, 1996, the Bank purchased Citizens Commercial Trust and Savings Bank of Pasadena (Citizens Bank of Pasadena), including their trust division with trust assets in excess of $800.0 million. Gross fee income from trust services for the first quarter of 1997 totaled $755,000.

Other Operating Expenses
     Other operating expenses totaled $10.9 million for the first quarter of 1997. This represented an increase of $702,000, or 6.84%, over other operating expenses of $10.3 million for the first quarter of 1996. Other operating expenses for the first quarter of 1997 were affected by the addition of four branch offices and the trust division associated with the acquisition of Citizens Bank of Pasadena on March 29, 1996.

     Salaries and related expenses totaled $5.5 million for the first quarter of 1997. This represented an increase of $1.3 million, or 29.81%, over total salaries and related expenses of $4.2 million for the first quarter of 1996. Occupancy and equipment expense totaled $1.6 million for the first quarter of 1997. This represented an increase of $213,000, or 15.05%, over total occupancy and equipment expense of $1.4 million for the first quarter of 1996. The increases for these expense categories for the first quarter of 1997 compared to the same period for 1996, were primarily the result of the increases in branches and operating units resulting from the acquisition.

     The Bank provides an allowance for the potential of losses on other real estate owned (OREO) by charging a provision to earnings. For the first quarter of 1997, the provision for potential OREO losses totaled $315,000, compared to a provision of $2.1 million for the first quarter of 1996. OREO, net of the allowance, totaled $13.2 million at March 31, 1997. This represented an increase of $7.0 million, or 113.36%, over OREO net of the reserve of $6.2 million at December 31, 1996.

     Other operating expenses, measured as a percent of average assets were 3.99% for the first quarter of 1997, compared to 4.59% for the first quarter of 1996. The efficiency ratio, which compares other operating expenses to net revenue, was 63.19% for the first quarter of 1997, compared to 63.22% for the first quarter of 1996.

                             BALANCE SHEET ANALYSIS

     At March 31, 1997, total assets were $1.1 billion. This represented a decrease of $36.5 million, or 3.14%, from total assets of $1.2 billion at December 31, 1996. Gross loans totaled $575.1 million at March 31, 1997. This represented a decrease of $13.8 million, or 2.35%, from gross loans of $588.9 million at December 31, 1996. Total deposits were $953.0 million at March 31, 1997, representing a decrease $37.6 million, or 3.79%, from total deposits of $990.6 million at December 31, 1996. The decrease in loans, deposits and assets at March 31, 1997 compared to December 31, 1996 is due in part to normal seasonal trends related to the Bank's agricultural related customers.

Investment Securities and Debt Securities Available-for-Sale
     At March 31, 1997, investment securities totaled $399.5 million. This represented an increase of $15.5 million, or 4.03%, over total investments of $384.1 million at December 31, 1996. Table 4 sets forth investment securities classified as held-to-maturity and available-for-sale at March 31, 1997 and December 31, 1996.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                     March 31, 1997                 December 31, 1996
                                                                     Net                                         Net
                                            Amortized     Market   Unrealized           Amortized     Market  Unrealized
                                               Cost        Value   Gain/(Loss) Yield       Cost        Value  Gain/(Loss)  Yield
U.S. Treasury securities
        Available for Sale                  $ 58,362   $  58,215  $    (147)   6.01%   $  55,355   $  55,621  $     266     5.99%
FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
        Available for Sale                   215,580     212,405     (3,175)   6.29%     215,351     214,939       (412)    6.28%
        Held to Maturity                       5,909       5,974         65    5.74%       6,188       6,384        196     5.74%

Other Government Agency Securities
        Available for Sale                    63,693      63,405       (288)   6.15%      51,105      51,198         93     5.63%

GNMA mortgage-backed pass-through
securities
        Held to Maturity                       1,177       1,273         96    9.42%       1,210       1,311        101     9.42%

Tax-exempt Municipal Securities
        Held to Maturity                      46,741      46,502       (239)   4.86%      42,145      42,662        517     4.89%

Other  securities
        Available for Sale                    10,499      10,499          0      N/A      11,574      11,590         16     6.17%
        Held to Maturity                       1,192       1,192          0    6.40%       1,191       1,191          0     6.43%

                                            ----------------------------------------   -------------------------------------------
                                            $403,153   $ 399,465  $  (3,688)   5.90%   $ 384,119   $ 384,896   $    777     6.00%
                                            ========================================   ===========================================

     At March 31, 1997, the Company's unrealized losses on securities-available-for sale totaled $3.9 million. The Company recorded an adjustment decreasing equity capital by $2.2 million, and an adjustment to deferred tax assets of $1.6 million. At December 31, 1996, the Company reported a net unrealized loss on investment securities available for sale of $339,000, with an adjustment to equity capital of $196,000. Note 2 of the Notes to the Consolidated Financial Statements in CVB's 1996 Annual Report discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available for sale.

Loan Composition and Nonperforming Assets
     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated:

TABLE 5 - Distribution of Loan Portfolio by Type - (000)s Omitted

                                    March 31,     December 31,
                                        1997           1996
Commercial and Industrial (F1)   $    192,919  $      215,791
Real Estate
    Construction                       37,184          36,925
    Mortgage                          261,077         244,601
Consumer                               18,060          19,576
Lease finance receivable               20,567          19,825
Agribusiness                           48,502          55,486
                                 -----------------------------
      Gross Loans                     578,309         592,204
                                 -----------------------------
Less:
  Allowance for Credit Losses          10,327          12,239
  Deferred net loan fees                3,196           3,279
                                 -----------------------------
        Net Loans                $    564,786  $      576,686
                                 =============================

     (F1) Includes $50.5 million and $72.0 million of loans for which the Company holds real property as collateral at March 31, 1997 and December 31, 1996, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $26.6 million, or 2.37% of total assets, at March 31, 1997. This compared to nonperforming assets of $29.8 million, or 2.56% of total assets, at December 31, 1996. Nonperforming assets decreased $3.1 million, or 10.52%, between March 31, 1997 and December 31, 1996.

     Although management believes that nonperforming loans are generally well secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that a deterioration in economic conditions, or collateral values, will not result in future credit losses.

TABLE 6 - Non-Performing Assets - (000)s Omitted

                                          March 31,  December 31,
                                             1997         1996
Nonaccrual loans                        $   13,355     $  17,564
Loans past due 90 or more days                  52           621
   and still accruing interest
Restructured loans                               0         5,374
Other real estate owned                     13,219         6,196
                                        -------------------------
         Total non performing assets    $   26,626     $  29,755
                                        =========================
Percentage of non performing assets
  to total loans outstanding and OREO         4.53%         5.00%
                                        =========================
Percentage of non performing assets
  to total assets                             2.37%         2.56%
                                        =========================

     At March 31, 1996, nonaccrual loans were $13.4 million. This represented a decrease of $4.2 million, or 23.96%, from nonaccrual loans of $17.6 million at December 31, 1996. To some extent, the decrease in nonaccrual loans contributed to the increase in other real estate owned, as nonperforming loans were foreclosed. At March 31, 1997, the majority of nonaccrual loans were collateralized by real property. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 6% to 142%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may worsen or the full impact such an environment may have on the Company's loan portfolio.

Deposits and Other Borrowings
     At March 31, 1997, deposits totaled $953.0 million. This represented an decrease of $37.6 million, or 3.79%, over total deposits of $990.6 million at December 31, 1996. Seasonal fluctuations from agricultural deposits normally result in large short term balances at the end of December, contributing to a decrease in deposits between December and March of each year.

     Non interest bearing demand deposits totaled $381.5 million at March 31, 1997. This represented a decrease of $49.7 million, or 11.53%, from non interest bearing demand deposits of $431.2 million at December 31, 1996. Again, seasonal fluctuations in agricultural deposits normally result in a decrease in the Bank's non interest bearing demand deposits between December and March of each year.

Liquidity
     The 1996 annual report describes the Company's principal sources of liquidity, management's liquidity objectives, and the methods used to measure performance to these objectives.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At March 31, 1997, the Company's loan-to-deposit ratio was 60.35%, compared to a ratio of 59.45% at December 31, 1996.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets and marketable securities by deposits and borrowed funds. As of March 31, 1997, the liquidity ratio was 44.20%. Conceptually, this shows that the Company had liquid assets or marketable securities equal to 44.20% of its total deposits and borrowed funds at March 31, 1997.

     The Company generated cash flows from operating activities of $6.5 million for the first quarter of 1997, compared to $6.7 million for the first quarter of 1996. Net cash used for investing activities totaled $14.6 million for the first quarter of 1997, and $3.6 million for the first quarter of 1996. For the most part, the increased use of funds for investment activities resulted from an increase in the purchase of investment securities for the first quarter of 1997. Cash used for financing activities totaled $40.0 million for the first quarter of 1997 compared to $18.2 million for the first quarter of 1996. The increase in funds used for financing activities for the first quarter of 1997, reflects the decrease in noninterest bearing demand deposits during the three month period.

Capital Resources
     The Company's equity capital was $89.7 million at March 31, 1997. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1996 annual report (management's discussion and analysis and note 14 of such accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At March 31, 1997, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1997, and December 31, 1996:

        Table 7 - Regulatory Capital Ratios

                          Required
                          Minimum    March 31, 1997       December 31, 1997
Captial Ratios            Ratios    Company     Bank      Company    Bank
Risk-based capital ratios
     Tier 1               4.00%     11.60%      11.30%    11.00%     10.70%
     Tier 2               8.00%     12.90%      12.60%    12.30%     11.90%
Leverage ratio            3.00%      7.40%       7.20%     7.20%      7.00%

     On April 16, 1997, the board of directors of the Company authorized the repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 500,000 shares. As of April 30, 1997, the Company had purchased 19,500 shares for an average price of $18.92 per share, resulting in a $368,875 reduction in the shareholders' equity for the Company.

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




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    May 15, 1997                           /s/ Robert J. Schurheck
                                                    Robert J. Schurheck
                                                    Chief Financial Officer