Form 10-K/A
period 1996-12-31
CVB FINANCIAL CORP
filed 1997-06-16
CIK 354647

FORM 10-K/A
                       AMENDMENT #1 TO FORM 10-K
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

   For the fiscal year ended December 31, 1996

   or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the transition period from      N/A     to      N/A

Commission file number 1-10394

             CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

       California				                  95-3629339
State or other jurisdiction of 			(I.R.S. Employer  Identification No.)
incorporation or organization

              701 N. Haven Avenue, Suite 350
                    Ontario, California					        91764
       (Address of Principal Executive Offices	   	(Zip Code)

Registrant's telephone number, including area code  (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class	       	Name of each exchange on which registered
     Common Stock			        	American Stock Exchange

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

		Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

		As of March 5, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $181,585,929.

		Number of shares of common stock of the registrant outstanding as of
March 5, 1997: 10,018,534.

The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting				Part III of Form 10-K
  of Stockholders which will be filed within 120
  days of the fiscal year ended December 31, 1996