Form 10-Q
period 1997-06-30
CVB FINANCIAL CORP
filed 1997-08-14
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

        For Quarter Ended June 30, 1997 Commission File Number: 1-10394

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

                                    YES X NO

 Number of shares of common stock of the registrant: 9,952,958 outstanding as of
                                 August 5, 1997.

           This Form 10-Q contains 29 pages. Exhibit index on page 26.

                         PART I - FINANCIAL INFORMATION

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          dollar amounts in thousands

                                                   June 30,    December 31,
                                                     1997           1996
                                                 (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $57,454 and $51,548)     $    56,809     $    50,734
Investment securities available-for-sale            374,409         333,348
Loans and lease finance receivables, net            570,166         576,686
                                                -----------    ------------
     Total earning assets                         1,001,384         960,768
Cash and due from banks                              90,676         142,502
Premises and equipment, net                          23,485          24,235
Other real estate owned, net                         10,738           6,196
Goodwill and intangibles                             11,410          11,692
Other assets                                         14,938          15,028
                                                -----------    ------------
                                                $ 1,152,631     $ 1,160,421
                                                ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                        $   386,623     $   431,183
     Interest-bearing                               576,107         559,413
                                                -----------    ------------
                                                    962,730         990,596
   Demand note issued to U.S. Treasury               13,197          12,610
   Federal Funds Purchased                                0          16,000
   Repurchase Agreement                              70,000          40,000
   Long-term capitalized lease                          441             453
   Other liabilities                                 13,492          11,675
                                                -----------    ------------
                                                  1,059,860       1,071,334
Stockholders' Equity:
   Preferred stock (authorized 20,000,000 shares
      without par; none issued or outstanding)            0               0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      9,945,781 and 9,972,981)                       61,797          61,942
   Retained earnings                                 31,238          27,341
   Net unrealized losses on investment
       securities available-for-sale                   (264)           (196)
                                                ------------    ------------
                                                     92,771          89,087
                                                ------------    ------------
                                                $ 1,152,631     $ 1,160,421
                                                ============    ============

See accompanying notes to the consolidated financial statements.
                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                 dollar amounts in thousands, except per share

                                                  For the Three Months    For the Six Months
                                                     Ended June 30,         Ended June 30,
                                                     1997      1996         1997       1996
Interest income:
 Loans, including fees                            $ 14,177    $ 13,819   $ 28,176   $ 26,216
  Investment securities:
     Taxable                                         5,954       4,853     10,985      8,622
     Tax-advantaged                                    594         243      1,149        436
                                                  --------    --------   ---------  --------
                                                     6,548       5,096     12,134      9,058
  Federal funds sold and interest bearing
     deposits with other financial institutions         21         124         93        267
                                                  --------    --------   --------   --------
                                                    20,746      19,039     40,403     35,541
Interest expense:
  Deposits                                           4,845       4,688      9,712      8,902
  Other borrowings                                   1,438         672      2,151      1,312
                                                  --------    --------   --------   --------
                                                     6,283       5,360     11,863     10,214
                                                  --------    --------   --------   --------
    Net interest income                             14,463      13,679     28,540     25,327
Provision for credit losses                            275         430      1,055      1,643
                                                  --------    --------   --------   --------
    Net interest income after
       provision for credit losses                  14,188      13,249     27,485     23,684
Other operating income:
   Service charges on deposit accounts               1,853       1,780      3,630      3,515
   Gains on sale of other real estate owned             53          23         54        104
   Trust fees                                          813         815      1,567        815
   Other                                               896         583      1,643      3,360
                                                  --------    --------   --------   --------
                                                     3,615       3,201      6,894      7,794
Other operating expenses:
   Salaries and employee benefits                    5,612       5,337     11,111      9,573
   Deposit insurance premiums                           30           1         57          2
   Occupancy                                           885         831      1,686      1,602
   Equipment                                           917         762      1,745      1,406
   Provision for losses on other real estate owned     880         665      1,195      2,734
   Other                                             3,093       3,229      6,592      5,776
                                                  --------    --------   --------   --------
                                                    11,417      10,825     22,386     21,093
                                                  --------    --------   --------   --------
Earnings before income taxes                         6,386       5,625     11,993     10,385
Provision for income taxes                           2,636       2,328      4,893      4,330
                                                  --------    --------   --------   --------
    Net earnings                                  $  3,750    $  3,297   $  7,100   $  6,055
                                                  ========    ========   ========   ========
Earnings per common share                         $   0.36    $   0.32   $   0.68   $   0.59
                                                  ========    ========   ========   ========
Cash dividends per common share                   $   0.10    $   0.07   $   0.20   $   0.15
                                                  ========    ========   ========   ========

See accompanying notes to the consolidated financial statements.
                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                    For the Six Months
                                                                        Ended June 30,
                                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                             $ 39,244   $ 34,016
      Service charges and other fees received                          6,897      7,794
      Interest paid                                                  (11,640)   (10,491)
      Cash paid to suppliers and employees                           (20,443)   (20,053)
      Income taxes paid                                               (3,700)      (862)
                                                                    ---------  ---------
        Net cash provided by operating activities                     10,358     10,404
                                                                    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale             4,496          0
      Proceeds from maturities of securities available for sale       33,591     42,098
      Proceeds from maturities of securities held to maturity            841        782
      Purchases of securities available for sale                     (79,644)   (34,205)
      Purchases of securities held to maturity                        (6,545)   (12,125)
      Net decrease in loans                                           (3,734)    (2,097)
      Loan origination fees received                                   1,411      1,282
      Proceeds from sale of premises and equipment                        55         35
      Purchase of premises and equipment                                (793)    (1,377)
      Consideration paid in business combinations                          0    (18,322)
      Other investing activities                                       4,765     (2,783)
                                                                    ---------  ---------
        Net cash provided by investing activities                    (45,557)   (26,712)
                                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) in transaction deposits                         (48,553)   (31,501)
      Net increase in time deposits                                   20,686     11,476
      Net increase in short-term borrowings                           14,587      5,347
      Stock repurchase                                                (1,718)         0
      Cash dividends on common stock                                  (2,009)    (1,452)
      Proceeds from exercise of stock options                            380        339
                                                                    ---------  ---------
Net cash provided by financing activities                            (16,627)   (15,791)
                                                                    ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (51,826)   (32,099)
CASH AND CASH EQUIVALENTS, beginning of period                       142,502    111,886
                                                                    ---------  ---------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                          90,676     79,787
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
   CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA                  0     15,522
                                                                    ---------  ---------
CASH AND CASH EQUIVALENTS, June 30,                                 $ 90,676   $ 95,309
                                                                    =========  =========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                           For the Six Months
                                                               Ended June 30,
                                                             1997         1996
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
    Net earnings                                          $  7,100    $   6,055
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
    Amortization of premiums on investment securities            2          130
    Provisions for loan and OREO losses                      2,250        4,377
    Accretion of deferred loan fees and costs               (1,171)      (1,017)
    Loan origination costs capitalized                        (936)        (854)
    Depreciation and amortization                            1,503        1,239
    Change in accrued interest receivable                       10         (637)
    Change in accrued interest payable                         223         (278)
    Change in other assets and liabilities                   1,377        1,389
                                                          ---------   ----------
      Total adjustments                                      3,258        4,349
                                                          ---------   ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 10,358    $  10,404
                                                          =========   ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 1997 and 1996

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1996 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank taken as a whole. Impaired loans totaled $9.9 million at June 30, 1997. Of this total, $7.1 million, or 71.38%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $21.1 million. At June 30, 1997, $2.8 million, or 28.62%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

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

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1997, the Company had entered into commitments with certain customers amounting to $122.4 million compared to $103.7 million at December 31, 1996. Letters of credit at June 30, 1997 and December 31, 1996, were $8.8 million and $8.5 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1997, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1997, was 9,945,781. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 10,384,610 and 10,370,622 for the six and three month periods ended June 30, 1997 and 10,197,837 and 10,254,892 for the six and three month periods ended June 30, 1996. All 1996 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 18, 1996.

6. Supplemental cash flow information. During the six-month period ended June 30, 1997, loans amounting to $9.9 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the six-month period ended June 30, 1997, amounted to $3.9 million.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1996 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $7.1 million for the six months ended June 30, 1997. This represented an increase of $1.0 million, or 17.26%, over net earning of $6.1 million, for the six months ended June 30, 1996. Earnings per share for the six month period increased to $0.68 per share for 1997, compared to $0.59 per share for 1996. The annualized return on average assets remained a constant 1.26% for the first half of 1997 and 1996. The annualized return on average equity was 15.45% for the six months ended June 30, 1997, compared to a return on average equity of 14.98%, for the six months ended June 30, 1996.

     For the second quarter of 1997, the Company generated net earnings of $3.7 million. This represented an increase of $453,000, or 13.73%, over earnings of $3.3 million, for the second quarter of 1996. Earnings per share increased to $0.36 per share for the most recent quarter, compared to $0.32 per share for the second quarter of last year. The annualized return on average assets was 1.31% for the second quarter of 1997, compared to a return of 1.28% for the second quarter of 1996. The annualized return on average equity was 16.37%, for the second quarter of this year, compared to a return of 16.21%, for the same period last year.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the amount received as settlement for litigation, were $14.2 million for the six months ended June 30, 1997. This represented an increase of $1.6 million, or 13.01%, compared to operating earnings of $12.6 million for the first half of 1996. For the second quarter of 1997, pre-tax operating earnings totaled $7.5 million. This represented an increase of $791,000, or 11.82%, over pre-tax operating earnings of $6.7 million for the second quarter of 1996.

Net Interest Income/Net Interest Margin

     The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds.

     For the six months ended June 30, 1997, net interest income was $28.5 million. This represented and increase of $3.2 million, or 12.68%, over net interest income of $25.3 million for the six months ended June 30, 1996. Despite the increase in net interest income, the net interest margin decreased to 5.90% for the six months ended June 30, 1997, compared to 6.05% for the six months ended June 30, 1996. In addition, the net interest spread decreased to 4.63% for the six months ended June 30, 1997, compared to a spread of 4.84% for the six months ended June 30, 1996.

     The increase in net interest income for the most recent six months period was the result of an increased volume of average earning assets. Earning assets averaged $983.4 million for the first six months of 1997. This represented an increase of $139.8 million, or 16.57%, compared to average earning assets of $843.7 million for the first six months of 1996. The decrease in the net interest margin was the result of a lower yield on average earning assets. The decrease in the net interest spread resulted as the yield on average earning assets decreased and the cost of interest bearing liabilities increased.

     Similarly, net interest income increased for the second quarter of 1997, compared to the second quarter of 1996. For the second quarter of 1997, net interest income totaled $14.5 million. This represented an increase of $784,000, or 5.73%, over net interest income of $13.7 million for the second quarter of 1996. The increase in net interest income for the second quarter of this year also resulted from an increased volume in average earning assets. For the second quarter of 1997, earning assets averaged $1.0 billion. This represented an increase of $106.7 million, or 11.86%, over average earning assets of $899.6 million for the second quarter of 1996. The net interest margin decreased to 5.84% for the second quarter of 1997, compared to a net interest margin of 6.13% for the second quarter of 1996. Again, the decrease in the net interest margin was the result of a lower yield on average earning assets. The net interest spread decreased to 4.54% for the second quarter of 1997, compared to a spread of 4.96% for the second quarter of 1996.

     The Company reported total interest income of $40.4 million for the six months ended June 30, 1997. This represented an increase of $4.9 million, or 13.68%, over total interest income of $35.5 million for the six months ended June 30, 1996. The increase reflected the greater volume of earning assets noted above. The yield on average total earning assets decreased to 8.31% for the six months ended June 30, 1997, from a yield of 8.47% for the six months ended June 30, 1996.

     The decrease in the yield on average earning assets resulted from lower yields on average loans, and a greater concentration of earning assets as investments as opposed to loans. The yield on average loans decreased to 9.73% for the six months ended June 30, 1997, from a yield of 9.86% for the first six months of 1996. The 13 basis point decrease in average loan yields primarily reflected increased price competition for loans. Loans typically generate higher yields than investments. Accordingly, as the percent of earning assets allocated to loans increases relative to investments, the greater the potential yield on total earning assets. For the six months ended June 30, 1997, average loans represented 58.89% of average earning assets, compared to 63.06% for the six months ended June 30, 1996.

     Similar trends were evident when comparing the second quarter of 1997 with the second quarter of 1996. Total interest income was $1.7 million, or 8.97% greater for the second quarter of 1997 compared to the second quarter of 1996. The yield on average loans decreased to 9.83% for the second quarter of 1997, compared to a 9.87% yield of the second quarter of 1996. Average loans as a percent of average earning assets decreased to 57.34% for the three months ended June 30, 1997, compared to 62.28% for the same period last year.

     Total interest expense was $11.9 million for the six months ended June 30, 1997. This represented an increase of $1.6 million, or 16.14%, over total interest expense of $10.2 million for the six months ended June 30, 1996. The increase reflected the increased volume of interest paying liabilities. Average interest bearing deposits were $565.6 million for the first six months of 1997. This represented an increase of $51.7 million, or 10.05%, from total interest bearing deposits of $514.0 million for the first six months of 1996. Other borrowed funds averaged $78.4 million for the six months ended June 30, 1997. This represented an increase of $29.0 million, or 58.74%, over average other borrowed funds of $49.4 million for the six months ended June 30, 1996. The increase in other borrowed funds reflected greater reliance on funds borrowed from the Federal Home Loan Bank to fund increases in earning assets.

     The cost of average interest bearing liabilities was 3.68% for the first six months of 1997, compared to an average cost of 3.63%, for the same period last year. The increase in the cost of interest bearing liabilities was the result of an increase in the cost of other borrowed funds. The cost of interest bearing deposits decreased to 3.43% for the first half of this year, compared to a cost of 3.46% for the same period last year. The cost of other borrowed funds increased to 5.49% for the six months ended June 30, 1997, compared to a cost of 5.32% for the six months ended June 30, 1996.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1997, and 1996. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is privided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate mulitplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                           Six-month periods ended June 30,
                                                            1997                           1996
                                                 Average                       Average
ASSETS                                           Balance   Interest   Rate     Balance  Interest   Rate
Investment Securities
  Taxable                                      $  353,894   10,985    6.21%  $  284,350    8,622    6.06%
  Tax-advantaged (F1)                              46,799    1,149    6.89%      17,351      436    7.05%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions       3,602       93    5.16%       9,942      267    5.37%
Loans (F2)(F3)                                    579,128   28,176    9.73%     532,010   26,216    9.86%
                                               ----------------------------  ----------------------------
Total Earning Assets                              983,423   40,403    8.31%     843,653   35,541    8.47%
Total Non-earning Assets                          139,671                       117,478
                                               ----------                    ----------
Total Assets                                   $1,123,094                    $  961,131
                                               ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                                $  373,833                    $  306,211
Savings Deposits (F4)                             363,819    4,501    2.47%     332,657    4,124    2.48%
Time Deposits                                     201,816    5,211    5.16%     181,311    4,778    5.27%
                                               ----------------------------  ----------------------------
Total Deposits                                    939,468    9,712    2.07%     820,179    8,902    2.17%
                                               ----------------------------  ----------------------------
Other Borrowings                                   78,364    2,151    5.49%      49,365    1,312    5.32%
                                               ----------------------------  ----------------------------
Total Interest-Bearing Liabilities                643,999   11,863    3.68%     563,333   10,214    3.63%
                                               ----------                    ----------
Other Liabilities                                  13,354                        10,751
Stockholders' Equity                               91,908                        80,836
                                               ----------                    ----------
Total Liabilities and
  Stockholders' Equity                         $1,123,094                    $  961,131
                                               ==========                    ==========


Net interest spread                                                   4.63%                         4.84%
Net interest margin                                                   5.90%                         6.05%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1997, $1,647; 1996, $1,444.
(F3) Nonperforming loans are included in net loans as follows: 1997, $7,303; 1996, $16,037.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                         Comparison of six-month period
                                          ended June 30, 1997 and 1996
                               Increase (decrease) in interest income or expense
                                              due to changes in
                                                              Rate/
                                     Volume       Rate       Volume       Total
Interest Income:
  Taxable investment securities     $ 2,109     $   204     $    50    $  2,363
  Tax-advantaged securities             740         (10)        (17)        713
  Fed funds sold & interest bearing
   deposits with other institutions    (170)        (10)          6        (174)
  Loans                               2,320        (331)        (29)      1,960
                                    --------------------------------------------
Total earning assets                  4,999        (147)         10       4,862
                                    --------------------------------------------
Interest Expense:
  Savings deposits                      387          (9)         (1)        377
  Time deposits                         540         (96)        (11)        433
  Other borrowings                      769          44          26         839
                                    --------------------------------------------
Total interest-bearing liabilities    1,696         (61)         14       1,649
                                    --------------------------------------------

Net Interest Income                 $ 3,303     $   (86)    $    (4)    $ 3,213
                                    ============================================

     Interest rate risk is the risk to earnings from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in bank investments (options risk). The Company uses models to measure the probable impact to its net interest income and net interest margin under different interest rate scenarios. The models indicate that the Company's net interest income could decrease slightly if interest rates decrease. The models also indicate that an increase in interest rates would probably have little impact on the Company's net interest income.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.1 million for the six months ended June 30, 1997. This represented a decrease of $588,000, or 35.79% from the provision for credit losses of $1.6 million for the six months ended June 30, 1996. For the second quarter of 1997, the provision for credit losses was $275,000. This represented a decrease of $155,000, or 36.05%, from the provision for credit losses of $430,000 for the second quarter of 1996.

     The allowance for credit losses at June 30, 1997 was $10.2 million. This represented a decrease of $1.4 million, or 11.99%, from the allowance for credit losses of $11.5 million at June 30, 1996. The allowance for credit losses decreased to 1.75% of average gross loans for the first half of 1997, compared to 2.17% of average gross loans for the same period last year. For the six months ended June 30, 1997, loans charged to the allowance for credit losses, net of recoveries ("net loan charge offs") totaled $3.1 million, compared to net loan charge offs of $435,000 for the first six months of 1996.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $20.1 million at June 30, 1997. This represented a decrease of $9.6 million, or 32.40%, from nonperforming assets of $29.8 million at December 31, 1997. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $9.4 million at June 30, 1997. This represented a decrease of $14.2 million, or 60.20%, from the level of nonperforming loans at December 31, 1996. Table 6 presents nonperforming assets as of June 30 1997, and December 31, 1996. The Company has adopted the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at June 30, 1997, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                   Six-months
                                                                  ended June 30,
                                                                 1997         1996
Amount of Total Loans at End of Period                        $ 580,328    $ 565,286
                                                              =========    =========
Average Total Loans Outstanding                               $ 579,128    $ 532,010
                                                              =========    =========
Allowance for Credit Losses at Beginning of Period            $  12,239    $   9,626
Loans Charged-Off:
  Real Estate Loans                                               3,066          400
  Commercial and Industrial                                         153          175
  Consumer Loans                                                     59           43
                                                              ---------    ---------
    Total Loans Charged-Off                                       3,278          618
                                                              ---------    ---------
Recoveries:
  Real Estate Loans                                                  21           85
  Commercial and Industrial                                         119           90
  Consumer Loans                                                      6            8
                                                              ---------    ---------
    Total Loans Recovered                                           146          183
                                                              ---------    ---------
Net Loans Charged-Off                                             3,132          435
                                                              ---------    ---------
Provision Charged to Operating Expense                            1,055        1,643
                                                              ---------    ---------
Adjustment Incident to Mergers                                        0          712
                                                              ---------    ---------
Allowance for Credit Losses at End of period                  $  10,162    $  11,546
                                                              =========    =========
Net Loans Charged-Off to Average Total Loans*                     1.08%        0.16%
Net Loans Charged-Off to Total Loans at End of Period*            1.08%        0.15%
Allowance for Credit Losses to Average Total Loans                1.75%        2.17%
Allowance for Credit Losses to Total Loans at End of Period       1.75%        2.04%
Net Loans Charged-Off to allowance for Credit Losses*            61.64%        7.54%
Net Loans Charged-Off to Provision for Credit Losses            296.87%       26.48%

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

     Other operating income totaled $6.9 million for the six months ended June 30, 1997. This represented a decrease of $900,000, or 11.55%, from other operating income of $7.8 million for the six months ended June 30, 1996. Included as other operating income for 1996 was a $2.1 million settlement of litigation paid to the Bank in March of last year. Net of this settlement, other operating income increased $1.2 million, or 21.07%, for the six months ended June 30, 1997, compared to the same period for 1996.

     The increase in other operating income, net of the legal settlement, was primarily the result of fee income generated by the introduction of a trust division in March of 1996. Trust income totaled $1.6 million for the six months ended June 30, 1997. This represented an increase of $752,000, or 92.27%, over trust income of $815,000 for the six months ended June 30, 1996.

     Other operating income totaled $3.6 million for the second quarter of 1997. This represented an increase of $414,000, or 12.93%, over other operating income of $3.2 million for the second quarter of 1996.

Other Operating Expenses

     Other operating expenses totaled $22.4 million for the six months ended June 30, 1997. This represented an increase of $1.3 million, or 6.13%, over other operating expenses of $21.1 million for the six months ended June 30, 1996. For the most part, the increase in operating expenses for the six month periods was a result of the acquisition of Citizens Bank of Pasadena on March 29, 1996. The acquisition resulted in addition of four new banking offices and a full service trust division. For the first six months of 1996, the additional operating expenses resulting from the acquisition are only reflected for the second quarter, as opposed to the entire six month period for 1997. For the second quarter of 1997, other operating expenses totaled $11.4 million, representing an increase of $592,000, or 5.47%, over total operating expenses of $10.8 million for the second quarter of 1996.

     The increase in operating expenses was primarily the result of salaries and employee benefits which totaled $11.1 million for the six months ended June 30, 1997. This represented an increase of $1.5 million, or 16.07%, over salaries and other employee benefits of $9.6 million for the six months ended June 30, 1996. Again, the increase in salaries and other employee benefits reflected the acquisition of Citizens Bank of Pasadena in 1996. Salaries and employee benefits for the quarter ended June 30, 1997 totaled $5.6 million. This represented an increase of $275,000, or 5.15%, over salaries and other employee benefits of $5.3 million for the quarter ended June 30, 1996.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for declining Southern California real estate values over the past several years. For the six months ended June 30, 1997, the provision for other real estate owned was $1.2 million. This represented a decrease of $1.5 million, or 56.29%, from a provision of $2.7 million for the six months ended June 30, 1996. The decrease in the provision for 1997 reflects firmer real estate values for this year.

     As a percent of average assets, other operating expenses decreased to 3.99% for the six months ended June 30, 1997, compared to a ratio of 4.39% for the six months ended June 30, 1996. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 63.18% for the six months ended June 30, 1997, compared to a ratio of 63.68% for the six months ended June 30, 1996. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.15 billion at June 30, 1997. This represented a decrease of $7.8 million, or 0.67%, over total assets of $1.16 billion at December 31, 1996. Gross loans totaled $580.3 million at June 30, 1997. This represented an decrease of $8.6 million, or 1.46%, over gross loans of $588.9 million at December 31, 1996. Total deposits decreased $27.9 million, or 2.81%, to $962.7 million at June 30, 1997, from $990.6 million at December 31, 1996. The Company typically receives seasonal increases in loans and deposits resulting from its agricultural customers at each year end. It is not unusual for the Company's total loans and deposits to be lower at subsequent quarter endings.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $431.2 million at June 30, 1997. This represented an increase of $47.1 million, or 12.27%, over total investment securities of $384.1 million at December 31, 1996.

     Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 1997 and December 31, 1996.

     At June 30, 1997, the unrealized losses on securities available for sale totaled $457,000. The Company recorded an adjustment decreasing equity capital by $264,000, and an adjustment to deferred taxes of $194,000. At December 31, 1996, the unrealized losses on securities available for sale totaled $339,000. The Company recorded an adjustment decreasing equity capital by $196,000, and an adjustment to deferred taxes of $144,000. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K discusses in detail the Company's policy for accounting for investment securities.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                          June 30, 1997                              December 31, 1996
                                                                       Net                                       Net
                                             Amortized   Market  Unrealized  Yield     Amortized   Market  Unrealized    Yield
                                                Cost     Value   Gain/(Loss)              Cost      Value  Gain/(Loss)
U.S. Treasury securities
      Available for Sale                     $ 61,368   $ 61,583  $    215   6.06%    $  55,355   $ 55,621  $    266     5.99%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
      Available for Sale                      240,759    240,324      (435)  6.35%      215,351    214,939      (412)    6.28%
      Held to Maturity                          5,584      5,713       129   5.74%        6,188      6,384       196     5.74%

Other Government Agency Securities
      Available for Sale                       59,648     59,642        (6)  6.30%       51,105     51,198        93     5.63%

GNMA mortgage-backed pass-through
securities
      Held to Maturity                          1,049      1,128        79   9.36%        1,210      1,311       101     9.42%

Tax-exempt Municipal Securities
      Held to Maturity                         48,912     49,349       437   4.83%       42,145     42,662       517     4.89%

Other  securities
      Available for Sale                       12,860     12,860         0   0.00%       11,574     11,590        16     6.17%
      Held to Maturity                          1,264      1,264         0   6.36%        1,191      1,191         0     6.43%
                                             -------------------------------------    ----------------------------------------
                                             $431,444   $431,863  $    419   5.94%    $ 384,119  $ 384,896  $    777     6.00%
                                             =====================================    ========================================

Loan Composition and Nonperforming Assets

Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                     June 30,        December 31,
                                        1997               1996
Commercial and Industrial (F1)      $192,453            $215,791
Real Estate:
     Construction                     34,453              36,925
     Mortgage                        261,112             244,601
Consumer                              18,011              19,576
Lease finance receivables             25,586              19,825
Agribusiness                          51,757              55,486
                                    --------            --------
     Gross Loans                    $583,372            $592,204
Less:
     Allowance for credit losses      10,162              12,239
     Deferred net loan fees            3,044               3,279
                                    --------            --------
Net loans                           $570,166            $576,686
                                    ========            ========

(F1) Includes $41.1 million and $72.0 million of loans for which the Company holds real property as collateral at June 30, 1997 and December 31, 1996, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $20.1 million at June 30, 1997. This represented a decrease of $9.6 million, or 32.40%, from nonperforming assets of $29.8 million at December 31, 1996. As a percent of total assets, nonperforming assets decreased to 1.75% at June 30, 1997, from 2.56% at December 31, 1996.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

         Table 6 - Nonperforming Assets

                                      June 30, 1997     December 31, 1996
Nonaccrual loans                            $ 7,303               $17,564
Loans past due 90 days or more
 and still accruing interest                     55                   621
Restructured loans                            2,018                 5,374
Other real estate owned (OREO), net          10,738                 6,196
                                             ------               -------
Total nonperforming assets                  $20,114               $29,755
                                            =======               =======
Percentage of nonperforming assets
   to total loans outstanding & OREO          3.40%                 5.00%
Percentage of nonperforming
   assets to total assets                     1.75%                 2.56%

     The decrease in nonperforming assets was primarily the result of a decrease in non-accrual loans. Nonaccrual loans totaled $7.3 million at June 30, 1997. This represented a decrease of $10.3 million, or 58.42%, from total nonaccrual loans of $17.6 million at December 31, 1996. In addition, restructured loans decreased to $2.0 million at June 30, 1997. This represented a decrease of $3.3 million , or 62.45%, from total restructured loans of $5.4 million at December 31, 1996. The decrease in nonaccrual and restructured loans is reflected in the increase in loans charged off against the reserve for the six months ended June 30, 1997, and the reduction of the allowance for credit losses at June 30, 1997.

     To some extent, the reduction in nonperforming loans is also reflected in the increase in other real estate owned. Other real estate owned totaled $10.7 million at June 30, 1997. This represented an increase of $4.5 million, or 73.31%, from total real estate owned of $6.2 million at December 31, 1996.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At June 30, 1997, total deposits were $962.7 million. This represented a decrease of $27.9 million, or 2.81%, from total deposits of $990.6 million at December 31, 1996. Demand deposits totaled $386.6 million at June 30, 1997, representing a decrease of $44.6 million, or 10.33%, from total demand deposits of $431.2 million at December 31, 1996. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural depositors. Average demand deposits for the second quarter of 1997 were $381.3 million. This represented an increase of $51.9 million, or 15.76%, from average demand deposits of $329.4 million for the second quarter of 1996. The comparison of average balances for the second quarters of 1997 and 1996, is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $218.9 million at June 30, 1997. This represented an increase of $20.7 million, or 10.44%, over total time deposits of $198.2 million at December 31, 1996. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $83.6 million at June 30, 1997. This represented an increase of $14.6 million, or 21.10%, over other borrowed funds of $69.1 million at December 31, 1996. Other borrowed funds include demand notes issued to the U.S. Treasury (relating to customer tax deposits), overnight federal funds purchased, capitalized leases, and secured loans from the Federal Home Loan Bank. Funds obtained from secured loans borrowed from the Federal Home Loan Bank are used to purchase securities at a positive spread. The primary objective of the borrowing is to increase the Company's leverage to generate a greater return on average equity in relationship to the Company's return on average assets. The maturities of the borrowed funds and the resulting investments are structured to reduce the level of the Company's liability sensitivity.

  Liquidity

     The 1996 Annual Report on Form 10-K describes in detail the Company's principal sources of liquidity, liquidity management policy objectives, and methods used to measure liquidity.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At June 30, 1997, the Company's loan to deposit ratio was 60.28% compared to a ratio of 59.45% at December 31, 1996.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets and marketable securities by deposits and borrowed funds. At June 30, 1997, the liquidity ratio was 46.23%. Conceptually, this shows that the Company had liquid assets or marketable securities equal to 46.23% of its total deposits and borrowed funds at June 30, 1997.

     Cash flows provided by operating activities, primarily interest received, totaled $10.4 million for both the six months ended June 30, 1997 and 1996. Net cash used in investing activities, primarily purchases of investments, was $45.6 million for the six months ended June 30, 1997, compared to $26.7 million for the six months ended June 30, 1996. Net cash used for financing activities totaled $16.6 million for the six months ended June 30, 1996, compared to $15.8 million for the same period last year. The funds used for both years were primarily the result of decreases in transaction deposits, partially offset by increases in time deposits and other borrowed funds.

Capital Resources

     The Company's equity capital was $92.8 million at June 30, 1997. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1996 Annual Report on Form 10-K (management's discussion and analysis and Note 14 of the Notes to the Consolidated Financial Statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 1997, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1997 and December 31, 1996:

     Table 7 - Regulatory Capital Ratios

                         Required
                          Minimum     June 30, 1997     December 31, 1996
      Capital Ratios       Ratios    Company    Bank    Company      Bank

      Risk-based Capital
      Ratios:
         Tier I             4.00%     11.74%   11.51%    11.00%     10.70%
         Total              8.00%     13.01%   12.78%    12.30%     11.90%
      Leverage Ratio        4.00%      7.19%    7.04%     7.20%      7.00%

     On April 16, 1997, the board of directors of the Company authorized the repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 500,000 shares. As of June 30, 1997, the Company had purchased 84,518 shares for an average price of $20.328 per share, resulting in a $1.7 million reduction in the shareholders' equity for the Company.

                           PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders The annual
                  Meeting of Shareholders of CVB Financial Corp. was held May
                  21, 1997. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 1998 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                               Against or              Broker
                                      For      Withheld    Abstained   Non-votes
             George A. Borba       9,998,716    19,818           -0-         -0-
             John A. Borba         9,998,716    19,818           -0-         -0-
             Ronald O. Kruse       9,998,716    19,818           -0-         -0-
             John J. LoPorto       9,998,716    19,818           -0-         -0-
             Charles M. Magistro   9,998,716    19,818           -0-         -0-
             James C. Seley        9,998,716    19,818           -0-         -0-
             D. Linn Wiley         9,998,716    19,818           -0-         -0-

               The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 1997 was ratified at the 1997 Annual Meeting of Shareholders by the following:

                  9,979,899                 shares voted for
                      1,236                 shares voted against
                     37,399                 shares abstained
                        -0-                 broker non-votes

               The amendment of the 1991 Stock Option Plan was ratified so that among other things, stock options awarded under the 1991 Stock Option Plan can qualify for exclusion under Section 162(m) of the Internal Revenue Code of 1986 as performance-based compensation.

                  9,854,300                 shares voted for
                     22,702                 shares voted against
                    141,532                 shares abstained
                        -0-                 broker non-votes


Item 5   -     Other Information
               Not Applicable

Item 6   -     Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        Exhibit 27 - Financial Data Schedule

               (b)      Reports on Form 8-K
                        Not Applicable

                                  Exhibit Index

Exhibit No.      Description                                      Page


         27      Financial Data Schedule                           28
                                       23

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    August 13, 1997                            /s/ Robert J. Schurheck
                                                    ------------------------
                                                        Robert J. Schurheck
                                                        Chief Financial Officer
                                       24