Form 10-Q
period 1997-09-30
CVB FINANCIAL CORP
filed 1997-11-13
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

      For Quarter Ended September 30, 1997 Commission File Number: 1-10394

                               CVB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          California                              95-3629339
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

                                    YES X NO

 Number of shares of common stock of the registrant: 9,973,885 outstanding as of
                                November 4, 1997.

           This Form 10-Q contains 30 pages. Exhibit index on page 26.

                            PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                         CVB FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             dollar amounts in thousands

                                                September 30,   December 31,
                                                    1997             1996
                                               ---------------  ------------
                                                 (unaudited)
ASSETS
Investment securities held-to-maturity
  (market values of $59,722 and $51,548)         $   58,464     $    50,734
Investment securities available-for-sale            392,411         333,348
Loans and lease finance receivables, net            589,927         576,686
                                                 ----------     -----------
  Total earning assets                            1,040,802         960,768
Cash and due from banks                              86,651         142,502
Premises and equipment, net                          23,246          24,235
Other real estate owned, net                          9,135           6,196
Goodwill and intangibles                             11,114          11,692
Other assets                                         14,313          15,028
                                                 ----------     -----------
                                                 $1,185,261     $ 1,160,421
                                                 ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing                          $   413,190     $   431,183
                                                    605,347         559,413
                                                -----------     -----------
                                                  1,018,537         990,596
  Demand note issued to U.S. Treasury                 9,578          12,610
  Federal Funds Purchased                             5,000          16,000
  Repurchase Agreement                               40,000          40,000
  Long-term capitalized lease                           435             453
  Other liabilities                                  14,062          11,675
                                                -----------     -----------
                                                  1,087,612       1,071,334
Stockholders' Equity:
  Preferred stock (authorized 20,000,000 shares)
    without par; none issued or outstanding)              0               0
  Common stock (authorized, 50,000,000 shares
    without par; issued and outstanding
    9,971,772 and 9,972,981                          62,238          61,942
  Retained earnings                                  34,875          27,341
  Net unrealized gains(losses) on investment
    securities available-for-sale                       536            (196)
                                                -----------     ------------
                                                     97,649          89,087
                                                -----------     ------------
                                                $ 1,185,261     $ 1,160,421
                                                ===========     ============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                 dollar amounts in thousands, except per share

                                                  For the Three Months    For the Nine Months
                                                  Ended September 30,     Ended September 30,
                                                     1997       1996        1997        1996
                                                  --------  --------     ---------  ---------
Interest income:
  Loans, including fees                           $ 14,759   $ 14,078     $ 42,935   $ 40,294
  Investment securities:
     Taxable                                         6,160      4,899       17,146     13,521
     Tax-advantaged                                    627        397        1,775        833
                                                  --------   --------     --------   --------
                                                     6,787      5,296       18,921     14,354
  Federal funds sold and interest bearing
     deposits with other financial institutions        126        171          219        438
                                                  --------   --------     --------   --------
                                                    21,672     19,545       62,075     55,086
Interest expense:
  Deposits                                           5,427      4,846       15,139     13,748
  Other borrowings                                     965        698        3,116      2,010
                                                  --------   --------     --------   --------
                                                     6,392      5,544       18,255     15,758
                                                  --------   --------     --------   --------
    Net interest income                             15,280     14,001       43,820     39,328
Provision for credit losses                            915        515        1,970      2,158
                                                  --------   --------     --------   --------
    Net interest income after
       provision for credit losses                  14,365     13,486       41,850     37,170
Other operating income:
   Service charges on deposit accounts               1,839      1,814        5,469      5,329
   Gains on sale of other real estate owned             32          3           86        107
   Trust fees                                          782        725        2,349      1,539
   Other                                               804        595        2,447      3,956
                                                  --------   --------     --------   --------
                                                     3,457      3,137       10,351     10,931
Other operating expenses:
   Salaries and employee benefits                    5,312      5,154       16,423     14,727
   Deposit insurance premiums                           28          1           85          2
   Occupancy                                           884        814        2,570      2,417
   Equipment                                           817        852        2,561      2,258
   Provision for losses on
   other real estate owned                             480        350        1,675      3,084
   Other                                             3,140      3,156        9,733      8,932
                                                  --------   --------     --------   --------
                                                    10,661     10,327       33,047     31,420
                                                  --------   --------     --------   --------
Earnings before income taxes                         7,161      6,296       19,154     16,681
Provision for income taxes                           2,376      2,640        7,269      6,970
                                                  --------   --------     --------   --------
    Net earnings                                  $  4,785   $  3,656     $ 11,885   $  9,711
                                                  ========   ========     ========   ========

Earnings per common share                         $   0.46   $   0.35     $   1.15   $   0.95
                                                  ========   ========     ========   ========

Cash dividends per common share                   $   0.10   $   0.07     $   0.30   $   0.22
                                                  ========   ========     ========   ========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                        1997       1996
                                                                    ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                             $  59,538   $  52,316
     Service charges and other fees received                          10,337      10,930
     Interest paid                                                   (18,066)    (15,297)
     Cash paid to suppliers and employees                            (28,846)    (29,201)
     Income taxes paid                                                (6,985)     (6,443)
                                                                   ----------   ---------
         Net cash provided by operating activities                    15,978      12,305
                                                                   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale             24,462       4,054
     Proceeds from maturities of securities available for sale        52,027      55,116
     Proceeds from maturities of securities held to maturity           1,617       1,114
     Purchases of securities available for sale                     (134,768)    (75,529)
     Purchases of securities held to maturity                         (8,195)    (22,495)
     Net decrease in loans                                           (24,069)     (9,195)
     Loan origination fees received                                    2,091       2,097
     Proceeds from sale of premises and equipment                         55          36
     Purchase of premises and equipment                               (1,297)     (2,074)
     Consideration paid in business combinations                           0     (18,322)
     Other investing activities                                        6,394       2,211
                                                                   ----------   ---------
       Net cash used in investing activities                         (81,683)    (62,987)
                                                                   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in transaction deposits                          (27,632)    (22,596)
     Net increase in time deposits                                    55,573      14,231
     Net (decrease)increase in short-term borrowings                 (14,032)     14,415
     Stock repurchase                                                 (1,935)          0
     Cash dividends on common stock                                   (3,007)     (2,176)
     Proceeds from exercise of stock options                             887         626
                                                                   ----------   ---------
      Net cash provided by financing activities                        9,854       4,500
                                                                   ----------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (55,851)    (46,182)
CASH AND CASH EQUIVALENTS, beginning of period                       142,502     111,886
                                                                   ----------   ---------
CASH AND CASH EQUIVALENTS BEFORE ACQUISITION                          86,651      65,704
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
 CITIZENS COMMERCIAL TRUST AND SAVINGS BANK OF PASADENA                    0      15,522
                                                                   ----------   ---------
CASH AND CASH EQUIVALENTS, September 30,                           $  86,651    $ 81,226
                                                                   ==========   =========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                         For the Nine Months
                                                         Ended September 30,
                                                            1997       1996
                                                         ---------  ----------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
   Net earnings                                         $  11,885   $   9,711
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Amortization of premiums on investment securities         (653)       (262)
   Provisions for loan and OREO losses                      3,645       5,242
   Accretion of deferred loan fees and costs               (1,871)     (1,705)
   Loan origination costs capitalized                      (1,409)     (1,434)
   Depreciation and amortization                            2,249       1,964
   Change in accrued interest receivable                      (13)       (804)
   Change in accrued interest payable                         190         461
   Change in other assets and liabilities                   1,955        (868)
                                                        ----------   ---------
    Total adjustments                                       4,093       2,594
                                                        ----------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES            $  15,978    $ 12,305
                                                        ==========   =========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              For the nine months ended September 30, 1997 and 1996

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1996 Annual Report. Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The adoption of this statement did not have a material effect on the results of operations or the financial position of the Bank taken as a whole. Impaired loans totaled $7.7 million at September 30, 1997. Of this total, $4.8 million, or 62.77%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $11.2 million. At September 30, 1997, $2.8 million, or 37.23%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

2. Certain reclassifications have been made in the 1996 financial information to conform to the presentation used in 1997.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1997, the Company had entered into commitments with certain customers amounting to $128.4 million compared to $103.7 million at December 31, 1996. Letters of credit at September 30, 1997, and December 31, 1996, were $8.8 million and $8.5 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1997, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1997, was 9,971,772. Earnings per share are calculated on the basis of the weighted average number of shares outstanding during the quarter plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of earnings per share was 10,375,982 and 10,352,344 for the nine and three month periods ended September 30, 1997 and 10,192,470 and 10,296,834 for the nine and three month periods ended September 30, 1996. All 1996 per share information in the financial statements and in management's discussion and analysis has been restated to give retroactive effect to the 10% stock dividend declared on December 18, 1996.

6. Supplemental cash flow information. During the nine-month period ended September 30, 1997, loans amounting to $10.0 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. OREO sold during the nine-month period ended September 30, 1997, amounted to $5.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $4.8 million, or $0.46 per share, for the quarter ended September 30, 1997, compared to net earnings of $3.7 million, or $0.35 per share, for the quarter ended September 30, 1996. This represented an increase of $1.1 million, or 30.86%. For the quarter ended September 30, 1997, the Company generated an annualized return on average assets of 1.64%, compared to an annualized return on average assets of 1.39%, for the quarter ended September 30, 1996. The Company's annualized return on average equity increased to 19.91%, for the quarter ended September 30, 1997, compared to an annualized return on average equity of 17.69%, for the quarter ended September 30, 1996.

     Net earnings for the nine months ended September 30, 1997 totaled $11.9 million, or $1.15 per share. This represented an increase of $2.2 million, or 22.38%, over net earnings of $9.7 million, or $0.95 per share, for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's annualized return on average assets was 1.39%, compared to an annualized return of 1.30%, for the first nine months of 1996. The Company generated an annualized return on average equity of 16.98%, for the nine months ended September 30, 1997, compared to an annualized return on average equity of 15.89%, for the nine months ended September 30, 1996.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, the provisions for credit and OREO losses, and the amount received as settlement for litigation, totaled $8.5 million for the quarter ended September 30, 1997. This represented an increase of $1.3 million, or 18.86%, over operating earnings of $7.2 million, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, operating earnings totaled $22.7 million. This represented an increase of $3.0 million, or 15.13%, over operating earnings of $19.7 million for the first nine months of 1996.

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

     For the quarter ended September 30, 1997, net interest income totaled $15.3 million. This represented an increase of $1.3 million, or 9.14%, over net interest income of $14.0 million for the quarter ended September 30, 1996. The increase in net interest income for the third quarter of 1997 resulted as increased revenue from a greater average volume of earning assets offset a decrease in both the net interest margin and net interest spread.

     Earning assets averaged $1.0 billion for the quarter ended September 30, 1997. This represented an increase of $113.7 million, or 12.31%, over average earnings assets of $923.9 million for the quarter ended September 30, 1996. The net interest margin was 5.99% for the quarter ended September 30, 1997, compared to a net interest margin of 6.13% for the same three month period last year. For the quarter ended September 30, 1997, the net interest spread was 4.58%, compared to a net interest spread of 4.94% for the third quarter of 1996.

     The decrease in the net interest margin and the net interest spread was the result of a lower yield on total earning assets, and an increase in the average cost of interest bearing liabilities. The yield on total earning assets averaged 8.45% for the quarter ended September 30, 1997, compared to a yield of 8.53% for the quarter ended September 30, 1996. Although the yield on loans and investments increased for the most recent quarter, the decreased yield on average earning assets resulted as average investments increased significantly as a percent of average assets.

     For the quarter ended September 30, 1997, the yield on average loans increased to 10.01%, from a yield of 9.95%, for the quarter ended September 30, 1996. The yield on investments increased to 6.19%, for the quarter ended September 30, 1997, from an average yield of 6.13% for the third quarter of 1996. For the quarter ended September 30, 1997, average investments were 42.29%, compared to 37.40% of earning assets for the third quarter of 1996.

     The cost of average interest bearing liabilities increased to 3.87% for the quarter ended September 30, 1997, compared to an average cost of 3.59% for the quarter ended September 30, 1996. The increase in the cost of average interest bearing liabilities in the most recent quarter resulted as both the cost of average interest bearing deposits and the cost of other borrowed funds increased. For the quarter ended September 30, 1997, the cost of average interest bearing deposits increased to 3.66%, compared to an average cost of 3.44% for the quarter ended September 30, 1996. The cost of other borrowed funds increased to 5.85% for the third quarter of 1997, compared to an average cost of 5.25% for the same period last year.

     For the nine months ended September 30, 1997, net interest income totaled $43.8 million. This represented an increase of $4.5 million, or 11.42%, over net interest income of $39.3 million for the nine months ended September 30, 1996. The increase was the result of an increased balance of average earning assets. Average earning assets were $1.0 billion for the nine months ended September 30, 1997. This represented an increase of $130.7 million, or 15.01%, over average earnings assets of $870.6 million for the nine months ended September 30, 1996.

     The net interest margin decreased to 5.93% for the nine months ended September 30, 1997, from an average of 6.07% for the nine months ended September 30, 1996. The decrease was due in part to a decrease in the yield on average earning assets to 8.36% for the nine months ended September 30, 1997, from a yield of 8.49% for the nine months ended September 30, 1996. The decrease in the net interest margin was also affected by an increase in the cost of interest bearing liabilities. The cost of average interest bearing liabilities increased to 3.75%, for the nine months ended September 30, 1997, from a cost of 3.61% for the nine months ended September 30, 1996. Similar to the third quarter comparison, the decrease in the yield on average earning assets was a result of the increase in average investments as a percent of total earning assets, despite increases in the yield on loans and investments.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1997, and 1996. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 34.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).
                                       8

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(amounts in thousands)

                                                      Nine-month periods ended September 30,
                                                           1997                               1996
                                               ------------------------------   ------------------------------
                                                   Average                         Average
ASSETS                                             Balance   Interest    Rate      Balance   Interest    Rate
                                               ------------------------------   ------------------------------

Investment Securities
  Taxable                                      $   364,320    17,146    6.28%   $  294,307    13,521     6.13%
  Tax-advantaged (F1)                               48,793     1,775    6.81%       22,106       833     7.05%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions        5,436       219    5.37%       10,681       438     5.47%
Loans (F2) (F3)                                    582,699    42,935    9.82%      543,496    40,294     9.89%
                                               ------------------------------   ------------------------------
Total Earning Assets                             1,001,248    62,075    8.36%      870,590    55,086     8.49%
Total Non-earning Assets                           136,789                         121,881
                                               -----------                      ----------
Total Assets                                   $ 1,138,037                      $  992,471
                                               ===========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                                $   381,834                      $  316,805
Savings Deposits (F4)                              362,742     6,800    2.50%      345,490     6,479     2.50%
Time Deposits                                      212,403     8,339    5.23%      185,357     7,269     5.23%
                                               ------------------------------   ------------------------------
Total Deposits                                     956,979    15,139    2.11%      847,652    13,748     2.16%
                                               ------------------------------   ------------------------------
Other Borrowings                                    74,188     3,116    5.60%       50,640     2,010     5.29%
                                               ------------------------------   ------------------------------
Total Interest-Bearing Liabilities                 649,333    18,255    3.75%      581,487    15,758     3.61%
                                               -----------                      ----------
Other Liabilities                                   13,529                          12,711
Stockholders' Equity                                93,341                          81,468
                                               -----------                      ----------
Total Liabilities and
  Stockholders' Equity                         $ 1,138,037                      $  992,471
                                               ===========                      ==========

Net interest spread                                                     4.61%                            4.88%
Net interest margin                                                     5.93%                            6.07%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1997, $2,554; 1996, $2,368.
(F3) Nonperforming loans are included in net loans as follows: 1997, $6,523; 1996, $23,458.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                          Comparison of nine-month period
                                         ended September 30, 1997 and 1996
                               Increase (decrease) in interest income or expense
                                                due to changes in
                                                            Rate/
                                       Volume     Rate     Volume      Total
                                     ----------------------------------------
Interest Income:
  Taxable investment securities      $  3,218   $   329   $    78   $   3,625
  Tax-advantaged securities             1,006       (29)      (35)        942
  Fed funds sold & interest bearing
   deposits with other institutions      (216)       (7)        4        (219)
  Loans                                 2,907      (248)      (18)      2,641
                                     -----------------------------------------
Total earning assets                    6,915        45        29       6,989
                                     -----------------------------------------

Interest Expense:
  Savings deposits                        322        (1)        0         321
  Time deposits                         1,062         7         1       1,070
  Other borrowings                        935       117        54       1,106
                                     -----------------------------------------
Total interest-bearing liabilities      2,319       123        55       2,497
                                     -----------------------------------------

Net Interest Income                  $  4,596 $     (78) $    (26) $    4,492
                                     =========================================

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

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off, and reduced by actual loan losses charged to the allowance. The provision for credit losses was $915,000 for the quarter ended September 30, 1997. This represented an increase of $400,000, or 77.67%, over the provision for credit losses of $515,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the provision for credit losses totaled $2.0 million. This represented a decrease of $188,000, or 8.71%, from a provision of credit losses of $2.2 million for the nine months ended September 30, 1996.

     The allowance for credit losses at September 30, 1997, was $10.6 million. This represented a decrease of $808,000, or 7.06%, from the allowance for credit losses of $11.4 million at September 30, 1996. The allowance for credit losses decreased to 1.77% of gross loans at September 30, 1997, compared to 2.00% of gross loans at September 30, 1996. For the nine months ended September 30, 1997, loans charged to the allowance for credit losses, net of recoveries ("net loans charged off") totaled $3.6 million, compared to net loans charged off of $1.1 million for the nine months ended September 30, 1996.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $15.7 million at September 30, 1997. This represented a decrease of $14.1 million, or 47.37%, from nonperforming assets of $29.8 million at December 31, 1996. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $6.5 million at September 30, 1997. This represented a decrease of $17.0 million, or 72.31%, from the level of nonperforming loans at December 31, 1996. Table 6 presents nonperforming assets as of September 30 1997, and December 31, 1996. The Company has adopted the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at September 30, 1997, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                       Nine-months
                                                                      ended September 30,
                                                                   ------------------------
                                                                       1997          1996
Amount of Total Loans at End of Period                             $  600,561   $   572,217
                                                                   ==========   ===========
Average Total Loans Outstanding                                    $  582,699   $   543,496
                                                                   ==========   ===========
Allowance for Credit Losses at Beginning of Period                 $   12,239   $     9,626
Loans Charged-Off:
  Real Estate Loans                                                     3,414         1,293
  Commercial and Industrial                                               286           187
  Consumer Loans                                                           71            65
                                                                   ----------   -----------
    Total Loans Charged-Off                                             3,771         1,545
                                                                   ----------   -----------

Recoveries:
  Real Estate Loans                                                        22           312
  Commercial and Industrial                                               167           168
  Consumer Loans                                                            7            11
                                                                   ----------   -----------
    Total Loans Recovered                                                 196           491
                                                                   ----------   -----------
Net Loans Charged-Off                                                   3,575         1,054
                                                                   ----------   -----------
Provision Charged to Operating Expense                                  1,970         2,158
                                                                   ----------   -----------
Adjustment Incident to Mergers                                              0           712
                                                                   ----------   -----------
Allowance for Credit Losses at End of period                       $   10,634   $    11,442
                                                                   ==========   ===========

Net Loans Charged-Off to Average Total Loans*                           0.82%         0.26%
Net Loans Charged-Off to Total Loans at End of Period*                  0.79%         0.25%
Allowance for Credit Losses to Average Total Loans                      1.82%         2.11%
Allowance for Credit Lossess to Total Loans at End of Period            1.77%         2.00%
Net Loans Charged-Off to Allowance for Credit Losses*                  44.82%        12.28%
Net Loans Charged-Off to Provision for Credit Losses                  181.47%        48.84%
 Net Loan Charge-Off amounts are annualized.

Other Operating Income

     Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, service charges and fees from trust services, other fee oriented products and services, gains on sale of securities, gains on the sale of other real estate owned, gross revenue from Community Trust Deed Services, and for the nine months ended September 30, 1996, settlement of pending litigation.

     Other operating income totaled $10.4 million for the nine months ended September 30, 1997. This represented a decrease of $580,000, or 5.31%, from other operating income of $10.9 million for the nine months ended September 30, 1996. Included as other operating income for 1996 was a $2.1 million settlement of litigation paid to the Bank in March of last year. Net of this settlement, other operating income increased $1.5 million, or 17.21%, for the nine months ended September 30, 1997, compared to the same period for 1996.

     The increase in other operating income, net of the legal settlement, was primarily the result of fee income generated by the introduction of a trust division in March of 1996. Trust income totaled $2.3 million for the nine months ended September 30, 1997. This represented an increase of $810,000, or 52.63%, over trust income of $1.5 million for the nine months ended September 30, 1996.

     Other operating income totaled $3.5 million for the third quarter of 1997. This represented an increase of $320,000, or 10.20%, over other operating income of $3.1 million for the third quarter of 1996.

Other Operating Expenses

     Other operating expenses totaled $33.0 million for the nine months ended September 30, 1997. This represented an increase of $1.6 million, or 5.18%, over other operating expenses of $31.4 million for the nine months ended September 30, 1996. For the most part, the increase in operating expenses for the nine month period was a result of the acquisition of Citizens Bank of Pasadena on March 29, 1996. The acquisition resulted in the addition of four new banking offices and a full service trust division. For the first nine months of 1996, the additional operating expenses resulting from the acquisition are only reflected for the second and third quarters, as opposed to the entire nine month period for 1997. For the third quarter of 1997, other operating expenses totaled $10.7 million, representing an increase of $334,000, or 3.23%, over total other operating expenses of $10.3 million for the third quarter of 1996.

     The increase in other operating expenses was primarily the result of salaries and employee benefits which totaled $16.4 million for the nine months ended September 30, 1997. This represented an increase of $1.7 million, or 11.52%, over salaries and other employee benefits of $14.7 million for the nine months ended September 30, 1996. Again, the increase in salaries and other employee benefits reflected the acquisition of Citizens Bank of Pasadena in 1996. Salaries and employee benefits for the quarter ended September 30, 1997 totaled $5.3 million. This represented an increase of $158,000, or 3.07%, over salaries and other employee benefits of $5.2 million for the quarter ended September 30, 1996.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for declining Southern California real estate values over the past several years. For the nine months ended September 30, 1997, the provision for other real estate owned was $1.7 million. This represented a decrease of $1.4 million, or 45.69%, from a provision of $3.1 million for the nine months ended September 30, 1996. The decrease in the provision for 1997 reflects firmer real estate values for this year.

     As a percent of average assets, other operating expenses decreased to 3.87% for the nine months ended September 30, 1997, compared to a ratio of 4.22% for the nine months ended September 30, 1996. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 61.01% for the nine months ended September 30, 1997, compared to a ratio of 62.52% for the nine months ended September 30, 1996. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.19 billion at September 30, 1997. This represented an increase of $24.8 million, or 2.14%, over total assets of $1.16 billion at December 31, 1996. Gross loans totaled $600.6 million at September 30, 1997. This represented an increase of $11.6 million, or 1.98%, over gross loans of $588.9 million at December 31, 1996. Total deposits increased $27.9 million, or 2.82%, to $1.02 billion at September 30, 1997, from $990.6 million at December 31, 1996.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $450.9 million at September 30, 1997. This represented an increase of $66.8 million, or 17.39%, over total investment securities of $384.1 million at December 31, 1996.

     Table 4 sets forth investment securities held-to-maturity and available-for-sale, at September 30, 1997 and December 31, 1996.

     At September 30, 1997, unrealized gains on securities available for sale totaled $929,000. The Company recorded an adjustment increasing equity capital by $536,000, and an adjustment to deferred taxes of $393,000. At December 31, 1996, the unrealized losses on securities available for sale totaled $339,000. The Company recorded an adjustment decreasing equity capital by $196,000, and an adjustment to deferred taxes of $144,000. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K discusses in detail the Company's policy for accounting for investment securities.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                          September 30, 1997                        December 31, 1996
                                              ----------------------------------------  ---------------------------------------
                                               Amortized   Market      Net      Yield    Amortized   Market      Net      Yield
                                                   Cost    Value    Unrealized              Cost      Value  Unrealized
                                                                    Gain/(Loss)                              Gain/(Loss)
                                              ----------------------------------------  ---------------------------------------
U.S. Treasury securities
         Available for Sale                   $   53,293 $  53,619   $  326      6.21%   $  55,355  $ 55,621 $  266       5.99%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
         Available for Sale                      254,681   255,361      680      6.46%     215,351   214,939   (412)      6.28%
         Held to Maturity                          5,247     5,369      122      5.74%       6,188     6,384    196       5.74%

Other Government Agency Securities
         Available for Sale                       59,798    59,886       88      6.20%      51,105    51,198     93       5.63%

GNMA mortgage-backed pass-through
securities
         Held to Maturity                          1,016     1,101       85      9.38%       1,210     1,311    101       9.42%

Tax-exempt Municipal Securities
         Held to Maturity                         50,894    51,945    1,051      4.80%      42,145    42,662    517       4.89%
         Available for Sale                       10,467    10,499       32      4.41%      11,574    11,590     16       6.17%

Other  securities
       Available for Sale                         13,046    13,046        0      0.00%      11,574    11,590     16       6.17%
         Held to Maturity                          1,307     1,307        0      6.03%       1,191     1,191      0       6.43%
                                              ----------------------------------------   --------------------- ----------------
                                            $    449,749 $ 452,133  $ 2,384      6.15%   $ 395,693  $396,486 $  793       5.82%
                                            ==========================================   ======================================

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                   September 30,   December 31,
                                        1997          1996
                                     --------       --------
Commercial and Industrial (1)        $208,418       $215,791
Real Estate:
     Construction                      29,316         36,925
     Mortgage                         268,217        244,601
Consumer                               16,856         19,576
Lease finance receivables              25,307         19,825
Agribusiness                           55,264         55,486
                                     --------       --------
     Gross Loans                     $603,378       $592,204
Less:
     Allowance for credit losses       10,634         12,239
     Deferred net loan fees             2,817          3,279
                                     --------       --------
Net loans                            $589,927       $576,686
                                     ========       ========

     (1) Includes $39.9 million and $72.0 million of loans for which the Company holds real property as collateral at September 30, 1997 and December 31, 1996, respectively.

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $15.7 million at September 30, 1997. This represented a decrease of $14.1 million, or 47.37%, from nonperforming assets of $29.8 million at December 31, 1996. As a percent of total assets, nonperforming assets decreased to 1.32% at September 30, 1997, from 2.56% at December 31, 1996.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.
                                       16

         Table 6 - Nonperforming Assets

                                         September 30, 1997   December 31, 1996
Nonaccrual loans                             $ 4,480              $17,564
Loans past due 90 days or more
 and still accruing interest                      31                  621
Restructured loans                             2,012                5,374
Other real estate owned (OREO), net            9,135                6,196
                                             -------              -------
Total nonperforming assets                   $15,658              $29,755
                                             =======              =======
Percentage of nonperforming assets
   to total loans outstanding & OREO           2.57%                5.00%
Percentage of nonperforming
  assets to total assets                       1.32%                2.56%

     The decrease in nonperforming assets was primarily the result of a decrease in non-accrual loans. Nonaccrual loans totaled $4.5 million at September 30, 1997. This represented a decrease of $13.1 million, or 74.49%, from total nonaccrual loans of $17.6 million at December 31, 1996. In addition, restructured loans decreased to $2.0 million at September 30, 1997. This represented a decrease of $3.4 million , or 62.56%, from total restructured loans of $5.4 million at December 31, 1996. The decrease in nonaccrual and restructured loans is reflected in the increase in loans charged off against the reserve for the nine months ended September 30, 1997, and the reduction of the allowance for credit losses at September 30, 1997.

     The remaining reduction in nonperforming loans is also attributable to the increase in other real estate owned. Other real estate owned totaled $9.1 million at September 30, 1997. This represented an increase of $2.9 million, or 47.43%, from total real estate owned of $6.2 million at December 31, 1996.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At September 30, 1997, total deposits were $1.02 billion. This represented an increase of $27.9 million, or 2.82%, from total deposits of $990.6 million at December 31, 1996. Demand deposits totaled $413.2 million at September 30, 1997, representing a decrease of $18.0 million, or 4.17%, from total demand deposits of $431.2 million at December 31, 1996. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural depositors. Average demand deposits for the third quarter of 1997 were $397.5 million. This represented an increase of $59.8 million, or 17.70%, from average demand deposits of $337.8 million for the third quarter of 1996. The comparison of average balances for the third quarters of 1997 and 1996, is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $253.7 million at September 30, 1997. This represented an increase of $55.6 million, or 28.04%, over total time deposits of $198.2 million at December 31, 1996. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $55.0 million at September 30, 1997. This represented a decrease of $14.0 million, or 20.34%, over other borrowed funds of $69.1 million at December 31, 1996. Other borrowed funds include demand notes issued to the U.S. Treasury (relating to customer tax deposits), overnight federal funds purchased, capitalized leases, and secured loans from the Federal Home Loan Bank. Funds obtained from secured loans borrowed from the Federal Home Loan Bank are used to purchase securities at a positive spread. The primary objective of the borrowing is to increase the Company's leverage to generate a greater return on average equity in relationship to the Company's return on average assets. The maturities of the borrowed funds and the resulting investments are structured to reduce the level of the Company's liability sensitivity.

  Liquidity

     The 1996 Annual Report on Form 10-K describes in detail the Company's principal sources of liquidity, liquidity management policy objectives, and methods used to measure liquidity.

     There are several accepted methods of measuring liquidity. Since the balance between loans and deposits is integral to liquidity, the Company monitors its loan-to-deposit ratio (gross loans divided by total deposits) as an important part of its liquidity management. In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb fluctuations in deposits. At September 30, 1997, the Company's loan to deposit ratio was 58.96% compared to a ratio of 59.45% at December 31, 1996.

     Another method used to measure liquidity is the liquidity ratio. This ratio is calculated by dividing the difference between short-term liquid assets and marketable securities by deposits and borrowed funds. At September 30, 1997, the liquidity ratio was 46.55%. Conceptually, this shows that the Company had liquid assets or marketable securities equal to 46.55% of its total deposits and borrowed funds at September 30, 1997.

     Cash flows provided by operating activities, primarily interest received, totaled $16.0 million and $12.3 million for the nine months ended September 30, 1997 and 1996. Net cash used in investing activities, primarily purchases of investments, was $81.7 million for the nine months ended September 30, 1997, compared to $63.0 million for the nine months ended September 30, 1996. Net cash provided by financing activities totaled $9.9 million for the nine months ended September 30, 1997, compared to $4.5 million for the same period last year. The funds provided for in both years were primarily the result of decreases in transaction deposits and partially offset by increases in time deposits.


Capital Resources

     The Company's equity capital was $97.6 million at September 30, 1997. The primary source of capital for the Company continues to be the retention of operating earnings. The Company's 1996 Annual Report on Form 10-K (management's discussion and analysis and Note 14 of the Notes to the Consolidated Financial Statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 1997, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1997 and December 31, 1996:

        Table 7 - Regulatory Capital Ratios

                             Required
                             Minimum      September 30, 1997      December 31, 1996
                                          ------------------      -----------------
      Capital Ratios          Ratios      Company      Bank       Company     Bank
      Risk-based Capital
      Ratios:
         Tier I                4.00%       11.94%     11.66%       11.00%    10.70%
         Total                 8.00%       13.21%     12.93%       12.30%    11.90%
      Leverage Ratio           4.00%        7.44%      7.26%        7.20%     7.00%

     On April 16, 1997, the board of directors of the Company authorized the repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 500,000 shares. As of September 30, 1997, the Company had purchased 95,182 shares for an average price of $20.332 per share, resulting in a $1.9 million reduction in the shareholders' equity for the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         Not Applicable

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

                  (a)   Exhibits

                        Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K
                        Not Applicable

                                  Exhibit Index

Exhibit No.         Description                                 Page


   27               Financial Data Schedule                      29

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    November 13, 1997                              /s/ Robert J. Schurheck
                                                        ------------------------
                                                        Robert J. Schurheck
                                                        Chief Financial Officer