Form 10-K
period 1997-12-31
CVB FINANCIAL CORP
filed 1998-03-25
CIK 354647

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        701 N. HAVEN AVENUE, SUITE 350                             91764
             ONTARIO, CALIFORNIA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (909) 980-4030

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                 Common Stock                             American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 6, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $380,209,628.

     Number of shares of common stock of the registrant outstanding as of March 6, 1998: 15,020,924.

     The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting of
  Stockholders which
will be filed within 120 days of the fiscal year ended
December 31, 1997                                             Part III of Form 10-K

================================================================================

                                  INTRODUCTION

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which CVB Financial Corp. and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding the entities mission and vision. CVB Financial Corp. and its subsidiaries' actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such differences, see "Item 1. Business -- Factors that May Affect Future Results."

                             AVAILABLE INFORMATION

     Reports filed with the Securities and Exchange Commission (the "Commission") including proxy statements and other information can be inspected and copied at the public reference facilities of the Commission at Room 1024, 450 Fifth Street, N.W., Washington D.C., 20549; 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511; and 7 World Trade Center, Suite 1300, New York, New York, 10048. Copies of such materials can be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The Commission maintains a Web Site that contains reports, proxy and information statements and other information. The address of the site is http://www.sec.gov. In addition, reports can be inspected at the office of the American Stock Exchange, 86 Trinity Place, New York, New York, 10006.

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

     CVB's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business -- Supervision and Regulation -- Dividends and Other Transfers of Funds." At December 31, 1997, the Company had $1.3 billion in total consolidated assets, $605.5 million in consolidated net loans and $1.1 billion in total consolidated deposits.

     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

CITIZENS BUSINESS BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 1997, the Bank had $1.3 billion in assets, $608.0 million in net loans and $1.1 billion in deposits.

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

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena, California, ("Citizens Bank of Pasadena"). Citizens Bank of Pasadena had four branch offices, two branches located in Pasadena, one branch located in La Canada and one branch located in San Marino. The Bank acquired approximately $58.9 million in loans, and assumed approximately $111.7 million in deposits. In addition, the Bank acquired a Trust Division that managed assets of approximately $800 million that are not included on the balance sheet of the Bank or Company. Concurrent with the acquisition, the Bank changed its name from Chino Valley Bank to "Citizens Business Bank."

     Through its network of banking offices, the Bank emphasizes personalized service combined with offering a full range of banking and trust services to businesses, professionals and individuals located in the service areas of its offices. Although the Bank focuses the marketing of its services to small-and medium-sized businesses, a full range of retail banking services are made available to the local consumer market.

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

     The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, electronic funds transfers by way of domestic and international wires and automated clearing house, and on-line account access. The Bank also makes available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify its customers' funds in federally insured time certificates of deposit of other institutions.

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

COMPETITION

     The banking and financial services industry in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.

     Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 23 offices located in San Bernardino, Riverside, Orange, and Los Angeles counties. Neither the deposits nor the loans of the offices of the Bank exceed 1.0% of all financial services companies located in the counties in which the Bank operates.

EMPLOYEES

     At December 31, 1997, the Company employed 420 persons -- 253 on a full-time and 167 on a part-time basis. The Company believes that its employee relations are satisfactory.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION AND REGULATION

     The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on deposits and other interest-bearing liabilities and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

     The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "Item 1. Business -- Supervision and Regulation."

SUPERVISION AND REGULATION

  GENERAL

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

  THE COMPANY

     The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file with the Federal Reserve Board quarterly, and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "-- Capital Standards."

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

     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     The Company's securities are registered with the Commission under the 1934 Act. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the 1934 Act.

  THE BANK

     The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers. The Bank has never been subject to any enforcement actions.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "-- Capital Standards."

  DIVIDENDS AND OTHER TRANSFERS OF FUNDS

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $33.0 million at December 31, 1997.

     The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "-- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1.
Business -- Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1997.

                                                 AS OF DECEMBER 31, 1997
                                ---------------------------------------------------------
                                     ACTUAL              REQUIRED             EXCESS
                                -----------------    ----------------    ----------------
                                 AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                                --------    -----    -------    -----    -------    -----
                                                 (DOLLARS IN THOUSANDS)
Leverage ratio................  $ 90,495     7.6%    $47,629     4.0%    $42,866     3.6%
Tier 1 risk-ratio.............    90,495    12.1%     29,916     4.0      60,579     8.1%
Total risk-based..............   100,005    13.4%     59,704     8.0      40,301     5.4%

  PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank and the Company exceeded all of the required ratios for classification as "well capitalized."

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

     A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed three percent of the bank's total assets or $1 million.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

  SAFETY AND SOUNDNESS STANDARDS

     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

  PREMIUMS FOR DEPOSIT INSURANCE

     The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

  INTERSTATE BANKING AND BRANCHING

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low -- and moderate -- income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in the third quarter of 1995, the Bank was rated satisfactory in complying with its CRA obligations.

  YEAR 2000 COMPLIANCE

     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

  FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Economic Conditions and Geographic Concentration. The Company's operations are located in Southern California and concentrated primarily in the area known as the Inland Empire and the San Gabriel Valley. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas, which have been relatively volatile over the last several years. While the Southern California, Inland Empire and San Gabriel economies recently have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

     Interest Rates. The Company anticipates that interest rate levels will remain generally constant in 1998, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

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

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

     Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

     The principal executive offices of the Company and the Bank are located at 701 N. Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California.

     The Bank occupies the premises for sixteen of its offices under leases expiring at various dates from 1998 through 2014. The Bank owns the premises for eight of its offices, including its data center.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1997, was $3.4 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1997.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 1998, the principal executive officers of the Company and Bank are:

         NAME                                POSITION                      AGE
         ----                                --------                      ---
George A. Borba          Chairman of the Board of the Company and the
                         Bank                                              65
D. Linn Wiley            President and Chief Executive Officer of the
                         Company and the Bank                              59
Frank Basirico           Executive Vice President/Senior Loan Officer of
                         the Bank                                          43
Jay W. Coleman           Executive Vice President of the Bank              55
Ed Pomplun               Executive Vice President of the Bank              51
Edward J. Biebrich Jr.   Chief Financial Officer of the Company and
                         Executive Vice President and Chief Financial
                         Officer of the Bank                               54

     Other than George A. Borba, who is the brother of John A. Borba, a director of the Company and the Bank, there is no family relationship among any of the above-named officers or any of the Company's directors.

     Mr. Borba has served as Chairman of the Board of the Company since its organization in April, 1981 and Chairman of the Board of the Bank since its organization in December, 1973. In addition, Mr. Borba is the owner of George Borba & Son Dairy.

     Mr. Wiley has served as President and Chief Executive Officer of the Company since October, 1991. Mr. Wiley joined the Company and Bank as a director and as President & Chief Executive Officer designate on August 21, 1991. Prior to that, Mr. Wiley served as an Executive Vice President of Wells Fargo Bank from April 1, 1990 to August 20, 1991. From 1988 to April 1, 1990 Mr. Wiley served as the President and Chief Administrative Officer of Central Pacific Corporation, and from 1983 to 1990 he was the President and Chief Executive Officer of American National Bank.

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

     Mr. Pomplun has served as Executive Vice President and Division Manager of the Asset Management Division since March 29, 1996. From February, 1994 to March 29, 1996 he held that position for Citizens Bank of Pasadena. From June, 1988 through February, 1994, Mr. Pomplun served as Executive Vice President and Division Manager of the Trust Division for First National Bank in San Diego. Between 1984 and 1988, he served as Vice President for Bank of America's Trust Division. Between March, 1977 and June, 1984 he served as Trust Office Manager and Trust Marketing Head for San Diego Trust and Savings Bank.

     Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on February 2, 1998. Mr. Biebrich began his career in 1974 as a senior accountant with Arthur Andersen & Co. In 1976, he joined Community First Bank as Executive Vice President of the Finance and Operations Division. For the period of 1983 to 1990, he served as Chief Financial Officer for Central Pacific Corporation and Executive Vice President, Chief Financial Officer and Manager of the Finance and Operations Division for American National Bank. From 1990 to 1992, he was Vice President of Operations for Systematics Financial Services Inc. From 1992 to 1998, he served as Senior Vice President, Chief Financial Officer of ARB, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Shares of CVB Financial Corp. common stock price increased from an average price of $12.629 per share for the first quarter of 1997 to an average per share price of $19.580 for the fourth quarter of 1997. The following table presents the high and low sales prices and dividend information for the Company's common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, of the three for two stock split declared on December 17, 1997, and ten percent stock dividends declared in 1996 and in 1995. The Company had approximately 1,036 shareholders of record as of December 31, 1997.

                    TWO YEAR SUMMARY OF COMMON STOCK PRICES

           QUARTER ENDED               HIGH      LOW           DIVIDENDS
           -------------              ------    ------         ---------
3/31/96.............................  $ 8.33    $ 7.80    $0.049 Cash Dividend
6/30/96.............................  $10.15    $ 8.11    $0.049 Cash Dividend
9/30/96.............................  $10.91    $ 9.70    $0.049 Cash Dividend
12/31/96............................  $12.65    $ 9.55    $0.061 Cash Dividend
                                                          10% Stock Dividend

3/31/97.............................  $13.67    $11.92    $0.066 Cash Dividend
6/30/97.............................  $17.67    $12.25    $0.066 Cash Dividend
9/30/97.............................  $16.92    $13.42    $0.066 Cash Dividend
12/31/97............................  $24.83    $16.83    $0.10 Cash Dividend
                                                          3-for-2 Stock Split

     The Company lists its common stock on the American Stock Exchange under the symbol "CVB."

ITEM 6. SELECTED FINANCIAL DATA

                                         1997             1996            1995           1994           1993
                                    --------------   --------------   ------------   ------------   ------------
Net Interest Income...............  $   59,680,144   $   53,427,982   $ 48,140,875   $ 42,818,669   $ 35,891,367
Provision for Credit Losses.......       2,670,000        2,887,821      2,575,000        350,000      1,720,000
Other Operating Income............      13,822,876       14,278,777      9,090,442      7,586,410     10,744,921
Other Operating Expenses..........      42,890,122       41,909,303     35,053,016     32,434,624     29,353,759
                                    --------------   --------------   ------------   ------------   ------------
Earnings Before Income Taxes......      27,942,898       22,909,635     19,603,301     17,620,455     15,562,529
Income Taxes......................      10,573,111        9,576,299      8,145,842      7,185,679      6,040,178
                                    --------------   --------------   ------------   ------------   ------------
NET EARNINGS......................  $   17,369,787   $   13,333,336   $ 11,457,459   $ 10,434,776   $  9,522,351
                                    ==============   ==============   ============   ============   ============
Basic Earnings Per Common
  Share(1)........................  $         1.16   $         0.90   $       0.78   $       0.72   $       0.66
                                    ==============   ==============   ============   ============   ============
Diluted Earnings Per Common
  Share(1)........................  $         1.11   $         0.87   $       0.75   $       0.69   $       0.63
                                    ==============   ==============   ============   ============   ============
Stock Splits......................         3-FOR-2
Stock Dividends...................                               10%            10%            10%            10%
Cash Dividends Declared Per
  Share(1)........................  $         0.30   $         0.21   $       0.17   $       0.16   $       0.15
Dividend Pay-Out Ratio............           25.86%           23.85%         23.21%         23.30%         23.16%
FINANCIAL POSITION:
  Assets..........................  $1,258,769,224   $1,160,420,694   $936,939,922   $836,095,349   $687,407,957
  Net Loans.......................     605,483,738      576,686,562    496,448,905    484,617,731    442,083,848
  Deposits........................   1,075,695,322      990,596,623    803,573,853    762,623,921    595,956,301
  Stockholders' Equity............     102,084,970       89,087,071     78,260,216     61,939,928     59,957,532
  Book Value Per Share(1).........            6.82             5.95           5.31           4.23           4.13
  Equity-to-Assets Ratio(2).......            8.11%            7.68%          8.35%          7.41%          8.72%
FINANCIAL PERFORMANCE:
  Return on:
    Beginning Equity..............           19.50%           17.04%         18.50%         17.40%         18.30%
    Average Equity................           18.22%           16.09%         16.13%         16.84%         17.46%
  Return on Average Assets........            1.50%            1.31%          1.39%          1.40%          1.52%
CREDIT QUALITY:
  Allowance for Credit Losses.....  $   11,522,328   $   12,238,816   $  9,625,586   $  9,470,736   $  8,849,442
  Allowance/Total Loans...........            1.87%            2.08%          1.90%          1.92%          1.96%
  Total Non Performing Loans......  $    6,471,063   $   23,559,720   $ 26,847,307   $ 21,567,108   $ 13,262,357
  Non Performing Loans/Total
    Loans.........................            1.05%            4.00%          5.31%          4.37%          2.94%
  Allowance/Non Performing
    Loans.........................          178.06%           51.95%         35.85%         43.91%         66.73%
  Net Charge-Offs.................  $    3,386,488   $      985,920   $  2,420,150   $    853,363   $    918,898
  Net Charge-Offs/Average Loans...            0.58%            0.18%          0.50%          0.18%          0.22%

---------------

(1) All per share information has been retroactively adjusted to reflect the 3-for-2 stock split declared December 17, 1997, as to holders of record on January 2, 1998, and paid January 20, 1998, and 10% stock dividends paid in 1997, 1996, 1995, and 1994.

(2) Stockholders' equity divided by total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     Management's discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the 1934 Act and Section 21E of the 1934 Act which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business Factors that May Affect Future Results."

     CVB Financial Corp., ("CVB") is a bank holding company. Its primary subsidiary, Citizens Business Bank, (the "Bank") is a state chartered bank with 23 branch offices located in San Bernardino, Riverside, east Los Angeles, and north Orange Counties. Community Trust Deed Services ("Community") is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. For purposes of this analysis, the consolidated entity is referred to as the "Company".

     On March 29, 1996, the Bank acquired Citizens Bank of Pasadena with deposits of approximately $111.7 million, and loans of approximately $58.9 million. As a result of the acquisition, the Bank acquired four new banking offices. In addition to the commercial banking operation, the Bank acquired a trust operation with approximately $800.0 million in assets under management. These trust assets are not included on the balance sheet of the Bank or Company. On October 20, 1995, the Bank purchased a branch office located in Victorville, California from Vineyard National Bank with deposits of $4.1 million and loans of $952,000. The acquisitions and mergers during 1995 and 1996 have provided the Bank with five new banking offices and contributed significantly to the growth of the Company's deposits, loans and assets.

     Virtually all of the Company's activities are conducted within its market area, which includes the Inland Empire, San Gabriel Valley and other areas of Southern California. For the years 1995 and 1996, Southern California, and specifically the Inland Empire and the San Gabriel Valley, continued to recover from a severe recession. The recession resulted from declines in the defense industry, corporate relocations and general weakness in the real estate market. During 1997 confidence improved among small businesses and consumers. Many industries grew at a satisfactory rate. While the Southern California economies have exhibited recent positive economic and employment trends, there is no assurance that such trends will continue.

                     ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $17.4 million for the year ended December 31, 1997. This represented an increase of $4.1 million, or 30.27%, over net earnings of $13.3 million for the year ended December 31, 1996. Net earnings for 1996 increased $1.9 million, or 16.37%, over earnings of $11.5 million for the year ended December 31, 1995. Diluted earnings per share were $1.11, $0.87, and $0.75 per share for 1997, 1996, and 1995, respectively. Basic earnings per share were $1.16, $0.90, and $0.78 per share for 1997, 1996, and 1995 respectively. Diluted and basic earnings per share have been adjusted for the effects of a three for two stock split declared in 1997, and 10% stock dividends declared in 1996 and 1995.

     The increase in net earnings for 1997 compared to 1996 was primarily the result of an increase in net interest income. The increase in earnings for 1996 compared to 1995 was the result of an increase in net interest income and an increase in other operating income. Increased net interest income for 1997 and 1996 reflected higher volumes of average earning assets for each year. The collection of a $2.1 million settlement of litigation contributed to the increase in other operating income for 1996. The increases in net revenue for 1997 and 1996 were partially offset by increases in operating expenses.

     For 1997, the Company's return on average assets was 1.50%, compared to a return on average assets of 1.31% for 1996, and a return of 1.39% for 1995. The Company's return on average stockholders' equity was 18.22% for 1997, compared to a return of 16.09% for 1996, and 16.13% for 1995.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using the federal marginal tax rate of 35.00%.

TABLE 1 -- DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS'
           EQUITY;
          INTEREST RATES AND INTEREST DIFFERENTIALS (DOLLARS IN THOUSANDS)

                                                    1997                           1996                          1995
                                        ----------------------------   ----------------------------   ---------------------------
                                         AVERAGE                        AVERAGE                       AVERAGE
                                         BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE   BALANCE    INTEREST   RATE
                                        ----------   --------   ----   ----------   --------   ----   --------   --------   -----
ASSETS
Investment Securities Taxable(1)......  $  376,851   $23,718    6.29%  $  303,086   $18,613    6.14%  $220,427   $13,736     6.23%
Tax preferenced(2)....................      54,098     2,552    6.62%      26,330     1,318    7.02%    11,012       553     7.04%
Federal Funds Sold....................       4,767       250    5.24%       9,893       512    5.18%     4,285       248     5.79%
Loans(3)(4)...........................     587,353    58,135    9.90%     552,393    54,451    9.86%   486,504    50,158    10.31%
                                        ----------   -------    ----   ----------   -------    ----   --------   -------    -----
Total Earning Assets..................   1,023,069    84,655    8.38%     891,702    74,894    8.46%   722,228    64,695     8.99%
Total Non Earning Assets..............     132,942                        124,928                      103,322
                                        ----------                     ----------                     --------
Total Assets..........................  $1,156,011                     $1,016,630                     $825,550
                                        ==========                     ==========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits.......................  $  388,250                     $  327,789                     $268,709
Savings Deposits(5)...................     363,171   $ 9,186    2.53%     353,190   $ 8,901    2.52%   303,092   $ 7,199     2.38%
Time Deposits.........................     225,016    11,865    5.27%     188,319     9,839    5.22%   140,366     7,339     5.23%
                                        ----------   -------    ----   ----------   -------    ----   --------   -------    -----
Total Deposits........................     976,437    21,051    2.16%     869,298    18,740    2.16%   712,167    14,538     2.04%
                                        ----------   -------    ----   ----------   -------    ----   --------   -------    -----
Other Borrowings......................      69,542     3,924    5.64%      51,185     2,726    5.33%    35,232     2,016     5.72%
                                        ----------   -------    ----   ----------   -------    ----   --------   -------    -----
Interest Bearing Liabilities..........     657,729    24,975    3.80%     592,694    21,466    3.62%   478,690    16,554     3.46%
                                        ----------                     ----------                     --------
Other Liabilities.....................      14,683                         13,276                        7,103
Stockholders' Equity..................      95,349                         82,871                       71,048
                                        ----------                     ----------                     --------
Total Liabilities and Stockholders'
  Equity..............................  $1,156,011                     $1,016,630                     $825,550
                                        ==========                     ==========                     ========
Net interest spread...................                          4.58%                          4.84%                         5.53%
Net interest margin...................                          5.93%                          6.05%                         6.70%
Net interest margin excluding loan
  fees................................                          5.57%                          5.69%                         6.33%

---------------
(1) Includes certificates of deposit purchased from other institutions

(2) Rates are calculated on a taxable equivalent basis using a marginal tax rate of 35.00%.

(3) Loan fees are included in total interest income as follows, (000)s omitted:
    1997, $3,767; 1996, $3,203; 1995, $2,662

(4) Nonperforming loans are included in net loans as follows, (000)s omitted:
    1997, $6,471; 1996, $23,559, 1995, $26,847

(5) Includes interest bearing demand and money market accounts

     The Company's operating results depend primarily on net interest income, the difference between the interest earned on loans and investments less the interest paid on deposit accounts and borrowed funds. Net interest income totaled $59.7 million for 1997. This represented an increase of $6.3 million, or 11.70%, over net interest income of $53.4 million for 1996. Net interest income for 1996 increased $5.3 million, or 10.98%, over net interest income of $48.1 million for 1995. The increases in net interest income for 1997 and 1996 were the result of greater average balances of earning assets during each year.

     The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest bearing liabilities, as well as changes in the level of interest bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest bearing liabilities. The Company's net interest margin was 5.93% for 1997, compared to 6.05% for 1996, and

6.70% for 1995. A lower yield on average earning assets, coupled with an increase in the cost of average interest bearing liabilities, contributed to the decrease in the net interest margin for 1997 and 1996.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest bearing liabilities. The Company's net interest spread decreased to 4.58% for 1997, compared to 4.84% for 1996, and 5.53% for 1995. The decrease in the net interest spread for 1997 and 1996 resulted from decreases in the yield on earning assets and an increase in the cost of average interest bearing liabilities.

     The yield on earning assets decreased to 8.38% for 1997, from 8.46% for 1996, and 8.99% for 1995. The decrease in the yield on earning assets for 1997 was the result of lower yields on tax preferenced investment securities and a less profitable asset mix. The decrease in the yield on earning assets for 1996 reflects lower yields on loans coupled with a less profitable asset mix. The yield on average loans increased to 9.90% for 1997, compared to 9.86% for 1996, which represented a decrease from a yield of 10.31% for 1995. The decrease in the yields on loans for 1997 and 1996 compared to 1995 was primarily the result of increased price competition for loans. Loans typically have higher yields than investments and federal funds sold. Total loans, measured as a percentage of average earning assets, decreased to 57.41% for 1997, compared with 61.95% in 1996, and 67.36% in 1995. Conversely, average investment securities, including federal funds sold, increased to 42.59% of average earning assets for 1997, compared with 38.05% for 1996, and 32.64% for 1995.

     The cost of average interest bearing liabilities increased to 3.80% for 1997, compared to 3.62% for 1996, and 3.46% for 1995. For the most part, the increase in the cost of average interest bearing liabilities for 1997 and 1996 reflected increases in comparable interest rates, increased reliance on time deposits as opposed to money market and savings accounts, and increased usage of other borrowed funds. The Company has been able to offset, in part, the impact of the increased cost of interest bearing liabilities by obtaining a greater portion of its total average deposits from noninterest bearing demand deposits. As a percentage of total average deposits, average noninterest bearing demand deposits increased to 39.76% for 1997, compared to 37.71% for 1996, and 37.73% for 1995. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company's net interest margin, net interest spread, and net earnings.

     Despite the decrease in the yield on average earning assets, total interest income increased for both 1997 and 1996. The increases were the result of increased balances of average earning assets. Interest income totaled $84.7 million for 1997. This represented an increase of $9.8 million, or 13.03%, compared to total interest of $74.9 million for 1996. For 1996, total interest income increased $10.2 million, or 15.76%, from total interest income of $64.7 million for 1995.

     Interest expense totaled $25.0 million for 1997. This represented an increase of $3.5 million, or 16.35%, over total interest expense of $21.5 million for 1996. For 1996, total interest expense increased $4.9 million, or 29.67%, over total interest expense of $16.6 million for 1995. For both 1997 and 1996, the increase in interest expense was the combined result of greater levels of average interest bearing liabilities and an increase in the cost of average interest bearing liabilities.

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

TABLE 2 -- RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST INCOME, INTEREST
           EXPENSE, AND NET INTEREST INCOME (AMOUNT IN THOUSANDS)

                                                                1997 COMPARED TO 1996
                                                             INCREASE (DECREASE) DUE TO
                                                       ---------------------------------------
                                                                             RATE/
                                                       VOLUME      RATE      VOLUME     TOTAL
                                                       -------    -------    ------    -------
Interest Income:
  Taxable investment securities......................  $ 4,530    $   463    $ 112     $ 5,105
Tax preferenced securities...........................    1,390        (76)     (80)      1,234
Federal funds........................................     (265)         7       (4)       (262)
Loans................................................    3,446        223       15       3,684
                                                       -------    -------    -----     -------
          Total earning assets.......................    9,101        617       43       9,761
                                                       -------    -------    -----     -------
Interest Expense:
Savings deposits.....................................      252         32        1         285
Time deposits........................................    1,917         92       17       2,026
Other borrowings.....................................      978        162       58       1,198
                                                       -------    -------    -----     -------
          Total interest bearing liabilities.........    3,147        286       76       3,509
                                                       -------    -------    -----     -------
  Net Interest Income................................  $ 5,954    $   331    $ (33)    $ 6,252
                                                       =======    =======    =====     =======

                                                                1996 COMPARED TO 1995
                                                             INCREASE (DECREASE) DUE TO
                                                       ---------------------------------------
                                                                             RATE/
                                                       VOLUME      RATE      VOLUME     TOTAL
                                                       -------    -------    ------    -------
Interest Income:
  Taxable investment securities......................  $ 5,152    $  (200)   $ (75)    $ 4,877
Tax preferenced securities...........................      769         (2)      (2)        765
Federal funds........................................      324        (26)     (34)        264
Loans................................................    6,794     (2,203)    (298)      4,293
                                                       -------    -------    -----     -------
          Total earning assets.......................   13,039     (2,431)    (409)     10,199
                                                       -------    -------    -----     -------
Interest Expense:
Savings deposits.....................................    1,191        438       73       1,702
Time deposits........................................    2,508         (6)      (2)      2,500
Other borrowings.....................................      912       (139)     (63)        710
                                                       -------    -------    -----     -------
          Total interest bearing liabilities.........    4,611        293        8       4,912
                                                       -------    -------    -----     -------
  Net Interest Income................................  $ 8,428    $(2,724)   $(417)    $ 5,287
                                                       =======    =======    =====     =======

     Interest and fees on loans, the Company's primary source of revenue, totaled $58.1 million for 1997. This represented an increase of $3.6 million, or 6.77%, over interest and fees on loans of $54.5 million for 1996. For 1996, interest and fees on loans increased $4.3 million, or 8.56%, over interest and fees on loans of $50.2 million for 1995. The increase in interest and fee on loans for 1997 and 1996 reflected increases in the average balance of loans, and for 1997, an increase in average yield on loans. The yield on loans increased to 9.90% for 1997, compared to 9.86% for 1996. The yield on loans for 1995 was 10.31%. The decrease in loan yields for 1996 compared to 1995 reflected increased price competition for loans. Deferred loan origination fees, net of costs totaled $2.6 million at December 31, 1997. This represented a decrease of $696,000, or 21.22%, from deferred loan origination fees, net of costs of $3.3 million at December 31, 1996.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was interest income of approximately $12,000 that was accrued and not reversed on a nonperforming loan at December 31, 1997. There was no interest income that was accrued and not reversed on nonperforming loans at December 31, 1996, and 1995. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $66,000 greater for

1997, $253,000 greater for 1996, and $988,000 greater for 1995. Accordingly, yields on loans would have increased by 0.01%, 0.05%, and 0.20%, for 1997, 1996, and 1995, respectively.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and netted against the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. For 1997, the Company recognized loan fee income of $3.7 million. This represented an increase of $564,000, or 17.59%, over fee income recognized for 1996 of $3.2 million. For 1996, fee income recognized increased $541,000, or 20.32% over loan fee income of $2.7 million recognized in 1995.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 -- LOAN FEE ACTIVITY (AMOUNTS IN THOUSANDS)

                                                               1997       1996       1995
                                                              -------    -------    -------
Fees Collected..............................................  $ 3,071    $ 2,861    $ 2,622
Fees and costs deferred.....................................   (2,147)    (1,959)    (1,098)
Accretion of deferred fees and costs........................    2,843      2,301      1,138
                                                              -------    -------    -------
          Total fee income reported.........................  $ 3,767    $ 3,203    $ 2,662
                                                              =======    =======    =======
Deferred net loan origination fees acquired.................        0      1,158          0
                                                              =======    =======    =======
Deferred net loan origination fees at end of year...........  $ 2,583    $ 3,279    $ 2,463
                                                              =======    =======    =======

PROVISION FOR CREDIT LOSSES

     The provision for credit losses totaled $2.7 million for 1997. This represented a decrease of $218,000, or 7.54%, from the provision for credit losses of $2.9 million for 1996. For 1996, the provision for credit losses increased $313,000, or 12.15%, from the provision for credit losses of $2.6 million for 1995. Loans acquired through merger in 1996 included an adjustment to the allowance for credit losses of $711,000. Net loans charged to the allowance for credit losses totaled $3.4 million for 1997. This represented an increase of $2.4 million, or 243.51%, from net loan losses charged to the allowance of $1.0 million for 1996. For 1996, net loan losses charged to the allowance for credit losses decreased $1.4 million, or 59.26%, from net loans charged to the allowance of $2.4 million for 1995. See "Risk
Management -- Credit Risk."

OTHER OPERATING INCOME

     Other operating income for the Company includes income derived from special services offered by the Bank, such as asset management (trust services), merchant card, investment services, international, and other business services; in addition to service charges and fees (primarily from deposit accounts); gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community; and other revenues not included as interest on earning assets.

     Other operating income totaled $13.8 million for 1997. This represents a decrease of $456,000, or 3.19%, from other operating income of $14.3 million for 1996. For 1996, other operating income increased $5.2 million, or 57.07%, over other operating income of $9.1 million for 1995. Included as other operating income for 1996, was a $2.1 million settlement of litigation paid to the Bank in March 1996. The settlement related to a suit filed by the Bank against a former officer and director for violation of an employment termination agreement. Net of the settlement paid to the Bank in 1996, other operating income would have increased $1.6 million, or 13.49% for 1997, and $3.1 million, or 33.97% for 1996. The increases in other operating income, net of the settlement, are due in part to the fee income originated by the Bank's Asset Management Division, which was acquired with the acquisition of Citizens Bank of Pasadena in March 1996. Gross revenue generated from the Asset Management Division totaled $3.2 million for 1997, and $2.3 million for 1996.

     Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $367,000, $247,000, and $256,000, for 1997, 1996, and 1995, respectively.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $42.9 million for 1997. This represented an increase of $1.0 million, or 2.34%, over other operating expenses of $41.9 million for 1996. For 1996, other operating expenses increased $6.9 million, or 19.56%, over total operating expenses of $35.1 million for 1995.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Company and the number of branch offices have increased. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 3.71% for 1997, compared to a ratio of 4.12% for 1996, and 4.25% for 1995. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) can be measured in terms of other operating expenses as a percentage of net revenue. For 1997, other operating expenses as a percentage of total revenue decreased to 58.35%, compared to a ratio of 61.90% for 1996, and a ratio of 61.25% for 1995. The decrease in the ratio for 1997, indicated that a proportionately smaller amount of net revenue was being allocated to operating expenses. The increase in the ratio for 1996 compared to 1995 resulted from expenses associated with the maintenance and sale of OREO and the name change of the Bank.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $21.7 million for 1997. This represented an increase of $1.7 million, or 8.20%, over salaries and related expenses of $20.0 million for 1996. Salary and related expenses for 1996 were $3.5 million, or 21.33%, greater than salaries and related expenses of $16.5 million for 1995. The increases for both 1997 and 1996 primarily resulted from increased staffing levels, including the addition of four branch offices and the Asset Management Division introduced in 1996 from the acquisition of Citizens Bank of Pasadena. Despite the increases in salaries and related expenses, salaries and related expenses as a percent of average assets decreased to 1.87% for 1997, compared to 1.97% for 1996, and 2.00% for 1995.

     Occupancy and equipment expenses primarily represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures and equipment, and data processing equipment. Occupancy expense totaled $3.4 million for 1997. This represented an increase of $218,000, or 6.77%, over occupancy expense of $3.2 million for 1996. Occupancy expense for 1996 increased $233,000, or 7.81%, from an expense level of $3.0 million for 1995. Equipment expense totaled $3.4 million for 1997. This represented an increase of $252,000, or 8.10%, over the $3.1 million expense for 1996. For 1996, equipment expense increased $833,000, or 36.55%, from an expense of $2.3 million for 1995. The addition of four new branch offices contributed to increases in both occupancy and equipment expenses for 1997 and 1996.

     Stationery and supplies expense totaled $2.6 million for 1997. This represented an increase of $184,000, or 7.53%, over the expense of $2.4 million for 1996. Stationery and supplies expense for 1996 increased $605,000, or 33.02%, over the expense of $1.8 million for 1995. Contributing to the increase for 1997 and 1996 was the cost of changing preprinted forms and stationery as a result of the Bank's name change in 1996.

     Professional services totaled $2.3 million for 1997. This represented an increase of $311,000, or 15.65%, over an expense of $2.0 million for 1996. For 1996, professional services expense decreased $875,000, or 30.60%, from an expense of $2.9 million for 1995. The decrease for 1996 compared to 1995 reflected a reduction in legal expenses relating to the settlement of the lawsuit against the former officer and director in that year.

     Promotion expense totaled $2.1 million for 1997. This represented a decrease of $66,000, or 3.07%, from an expense of $2.2 million for 1996. Promotion expense increased for 1996 by $710,000, or 48.99%, over an expense of $1.4 million for 1995.

     The increase for 1997 and 1996 primarily reflected increased advertising and promotion as a result of the acquisition of Citizens Bank of Pasadena and the Bank's name change.

     Other real estate owned expense represents the cost of acquiring, maintaining, and liquidating real property obtained by the Bank as a result of foreclosure. Included as an expense is a provision charged to earnings for potential decreases in the value of other real estate owned. Other real estate owned expense totaled $2.7 million for 1997. This represented a decrease of $2.0 million, or 42.85%, from an expense level of $4.7 million for 1996. For 1996, other real estate owned expense increased $1.4 million, or 44.34%, over an expense level of $3.3 million for 1995. The decrease in the expense for 1997 compared to 1996 reflected the lower average balance of other real estate owned for the most recent year.

     Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $1.2 million for 1997. This represented an increase of $170,000, or 16.58%, over the expense of $1.0 million for 1996. The amortization expense for 1996 increased $383,000, or 59.71% over the expense of $643,000 for 1995. The increase for 1997 and 1996 compared to 1995 is a result of the increase in goodwill and intangibles associated with the acquisition of Citizens Bank of Pasadena.

     The Company relies on outside vendors to provide the software used in the day to day operation of the Company. Consequently, the Company's efforts at addressing the technology issues relating to the coming of the year 2000 are concentrated on vendor and borrower capabilities to become year 2000 compliant.

     Management has developed a Year 2000 plan that has prioritized vendors and software suppliers by the degree of dependence on the products, services or software that they provide. All identified providers have been sent written notices requesting attestation of their capabilities to operate effectively in the year 2000 and beyond. Testing of those applications determined to be essential for the operation of the Company began in 1997 and are projected to be completed by September of 1998. In addition, all borrowers of the Company have been notified in writing of the potential problems that relate to the millennium. A review of borrower vulnerability to technology problems has been incorporated into the credit review process. The Company's primary software provider is already compliant with the year 2000 issues. Accordingly, the projected cost to the Company to remediate year 2000 issues is anticipated to be limited to internal costs, and those costs over the next two years are not anticipated to exceed $250,000. The Company's management does not believe that the estimated cost to the Company to remediate year 2000 issues will have a material impact to the Company's business, operations or financial condition. Further, the Company's management does not anticipate that these expenditures will have a material impact on the Company's results of operation, liquidity, or capital resources.

INCOME TAXES

     The Company's effective tax rate for 1997 was 37.80%. This compares to effective tax rates of 41.80% for 1996, and 41.50% for 1995. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. The decrease in the effective tax rate for 1997 reflects an increase in tax preferenced income, and the tax benefit associated with the disqualifying disposition of stock options exercised. See "Note 7 of the Consolidated Financial Statements."

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $1.3 billion at December 31, 1997. This represented an increase of $98.3 million, or 8.48%, from total assets of $1.2 billion at December 31, 1996. For 1996, total assets increased $223.5 million, or 23.85%, from total assets of $936.9 million at December 31, 1995.

     In the ordinary course of business, the Bank receives short term seasonal agricultural deposits of approximately $50.0 million on the final days of each year. These short term deposits are reflected in the level of demand deposits and cash and due from banks on December 31, 1997 and 1996. The growth rates for assets, loans and deposits for 1996 were affected by the acquisition of Citizens Bank of Pasadena.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 1997 and 1996. At December 31, 1997, the Company reported total investment securities of $492.1 million. This represents an increase of $108.0 million, or 28.14%, over total investment securities of $384.1 million at December 31, 1996. For 1996, investment securities increased $99.4 million, or 34.93%, greater than the total investment securities of $284.6 million at December 31, 1995.

     The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 1997, securities held as available for sale had a fair market value of $434.1 million, representing 88.21% of total investment securities with a value of $492.1 million using book value. At December 31, 1997, the net unrealized holding gain on securities available for sale was $1.5 million, and the unrealized gain on investments available for sale, net of deferred taxes was $772,000.

LOANS

     At December 31, 1997, the Company reported total loans, net of deferred loan fees, of $617.0 million. This represents an increase of $28.1 million, or 4.77%, over gross loans of $588.9 million at December 31, 1996. For 1996, gross loans increased $82.9 million, or 16.37%, over gross loans, net of deferred loan fees of $506.1 million at December 31, 1995. Total loans acquired as a result of the acquisition of Citizens Bank of Pasadena were approximately $59.9 million, representing 72.3% of the increase in loans for 1996.

     Table 4 presents the distribution of the Company's loan portfolio at the dates indicated.

TABLE 4 -- DISTRIBUTION OF LOAN PORTFOLIO BY TYPE (AMOUNTS IN THOUSANDS)

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
Commercial and Industrial...........  $258,987    $240,629    $234,709    $262,494    $249,648
Real Estate
  Construction......................    19,819      36,925      23,805      26,302      56,358
  Mortgage..........................   229,926     219,763     149,039     116,077      79,929
Consumer, net of unearned
  discount..........................    17,445      19,576      15,876      15,553      12,517
Municipal Lease Finance
  Receivables.......................    24,008      19,825      21,529      23,246      21,556
Agribusiness(1).....................    69,404      55,486      63,580      52,920      32,529
                                      --------    --------    --------    --------    --------
     Gross Loans....................   619,589     592,204     508,538     496,592     452,537
                                      --------    --------    --------    --------    --------
Less:
  Allowance for Credit Losses.......    11,522      12,239       9,626       9,471       8,849
  Deferred Loan Fees................     2,583       3,279       2,463       2,503       1,604
                                      --------    --------    --------    --------    --------
Total Net Loans.....................  $605,484    $576,686    $496,449    $484,618    $442,084
                                      ========    ========    ========    ========    ========

---------------
(1) Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $27.9 million for 1997, $22.7 million for 1996, $8.8 million for 1995, $7.7 million for 1994, and $3.2 million for 1993, that represent loans to agricultural concerns for commercial or real estate purposes.

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

     Table 5 provides the maturity distribution for commercial and industrial loans as well as real estate construction loans as of December 31, 1997. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 5 -- LOAN MATURITIES AND INTEREST RATE CATEGORY AT DECEMBER 31, 1997 (AMOUNTS IN THOUSANDS)

DECEMBER 31, 1997

                                                   AFTER ONE
                                                      BUT
                                         WITHIN      WITHIN       AFTER
                                        ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                        --------   ----------   ----------   --------
Types of Loans:
  Commercial and industrial(1)........  $186,920    $192,260     $101,551    $480,731
  Construction........................    19,819           0            0      19,819
  Agribusiness........................    69,404           0            0      69,404
                                        --------    --------     --------    --------
                                        $276,143    $192,260     $101,551    $569,954
                                        ========    ========     ========    ========
Amount of Loans based upon:
  Fixed Rates.........................  $100,256    $151,735     $101,551    $353,542
  Floating or adjustable rates........   175,887      40,525                  216,412
                                        --------    --------     --------    --------
                                        $276,143    $192,260     $101,551    $569,954
                                        ========    ========     ========    ========

---------------
(1) Includes approximately $221.7 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1997, substantially all of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

NONPERFORMING ASSETS

     At December 31, 1997, nonperforming assets, which included nonperforming loans and other real estate owned, totaled $10.9 million. See "Credit Risk". This represented a decrease of $18.9 million, or 63.48%, compared to nonperforming assets of $29.8 million at December 31, 1996. For 1996, total nonperforming assets decreased $5.3 million, or 15.23%, from total nonperforming assets of $35.1 million at December 31, 1995. The decrease in nonperforming assets for 1997 compared to 1996 resulted as balances of nonaccrual loans, restructured loans, and other real estate owned all decreased during the year. The decrease in nonperforming assets for 1996, reflected the decrease in restructured loans and other real estate owned, partially offset by an increase in nonaccrual loans.

     Although management believes that nonperforming loans are generally well secured and that potential losses are provided for in the Company's allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses. Table 6 provides information on nonperforming loans and other real estate owned at the dates indicated.

TABLE 6 -- NON-PERFORMING ASSETS (AMOUNTS IN THOUSANDS)


                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
Nonaccrual loans.............................  $ 3,955   $17,564   $13,289   $12,613   $12,492
Loans past due 90 days or more...............      424       621         0         0         0
Restructured loans...........................    2,092     5,374    13,558     8,954       770
Other real estate owned (OREO)...............    4,395     6,196     8,253     9,860     9,768
                                               -------   -------   -------   -------   -------
Total nonperforming assets...................  $10,866   $29,755   $35,100   $31,427   $23,030
                                               =======   =======   =======   =======   =======
Percentage of nonperforming assets to total
  loans outstanding & OREO...................     1.75%     5.00%     6.82%     6.24%     5.00%
Percentage of nonperforming assets to total
  assets.....................................     0.86%     2.56%     3.75%     3.76%     3.35%


     At December 31, 1997, the Company had loans on which interest was no longer accruing totaling $4.0 million. This represented a decrease of $13.6 million, or 77.48%, from total nonaccrual loans of $17.6 million at December 31, 1996. For 1996, total nonaccrual loans increased $4.3 million, or 32.17%, over total nonaccrual loans of $13.3 million at December 31, 1995. Approximately 75.00% of the number of nonaccrual loans, and 96.60% of the dollar volume of these nonaccrual loans were secured by real property which had a current appraisal that was less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1997, ranged between approximately 17.00% to 158.00%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan, due to the borrower's financial condition. At December 31, 1997, the Company had a total of $2.1 million in loans that were classified as restructured. This represented a decrease of $3.3 million, or 61.07%, from restructured loans of $5.4 million at December 31, 1996.

     Except for nonperforming loans as set forth in Table 6, and loans disclosed as impaired, the Bank's management is not aware of any loans as of December 31, 1997 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, or change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At December 31, 1997, the net book value of the six properties held as other real estate owned totaled $4.4 million. This represented a decrease of $1.8 million, or 29.07%, from other real estate owned of $6.2 million at December 31, 1996. Although the Bank is actively marketing these properties, the Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. Although there are recent appraisals on each property that support the carrying costs of these properties at December 31, 1997, no assurances can be given that further charges to earnings may not occur if real estate values decrease, or the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $1.1 billion at December 31, 1997. This represented an increase of $85.1 million, or 8.59%, over total deposits of $990.6 million at December 31, 1996. During 1996, total deposits increased $187.0 million, or 23.27%, over total deposits of $803.6 million at December 31, 1995. The increase in total deposits for the year ended December 31, 1996 included approximately $111.7 million in deposits assumed as a result of the acquisition of Citizens Bank of Pasadena.

     Noninterest bearing demand deposits totaled $469.8 million at December 31, 1997. This represented an increase of $38.7 million, or 8.97%, over total noninterest bearing demand deposits of $431.2 million at December 31, 1996. For 1996, total noninterest bearing demand deposits increased $98.3 million, or 29.54%, over noninterest bearing demand deposits of $332.9 million at December 31, 1995.

     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 1997.

TABLE 7 -- MATURITY DISTRIBUTION OF LARGE DENOMINATION TIME DEPOSITS AMOUNTS IN
           THOUSANDS)


DECEMBER 31, 1997


3 months or less..........................................  $127,475
Over 3 months through 6 months............................    37,130
Over 6 months through 12 months...........................    19,618
Over 12 months............................................     2,042
                                                            --------
          Total...........................................  $186,265
                                                            ========

OTHER BORROWED FUNDS

     As opportunities exist, the Bank borrows short term funds and invests the proceeds at a positive spread. By purposely mismatching the maturities of the borrowed funds and the resulting investments, management can offset a portion of the Bank's interest rate risk. In addition, the positive spread contributes to the Bank's and Company's earnings. As the interest rate paid on borrowed funds is normally greater than the interest rate paid for deposits, the increase in other borrowed funds contributed to the decrease in the Company's net interest margin and net interest spread.

     At December 31, 1997, borrowed funds totaled $56.9 million. This represented a decrease of $11.7 million, or 17.03%, from total borrowed funds of $68.6 million at December 31, 1996. For 1996, total borrowed funds increased $21.9 million, or 46.80%, from a balance of $46.7 million at December 31, 1995.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     Total stockholders' equity was $102.1 million at December 31, 1997. This represented an increase of $13.0 million, or 14.59%, over total stockholders' equity of $89.1 million at December 31, 1996. For 1996, total stockholders' equity increased $10.8 million, or 13.83%, over total stockholders' equity of $78.3 million at December 31, 1995.

     Tier 1 capital, stockholders' equity less intangible assets, was $90.5 million at December 31, 1997. This represented an increase of $12.9 million, or 16.63%, over total Tier 1 capital of $77.6 million at December 31, 1996. For 1996, Tier 1 capital increased $8.1 million, or 11.73%, over Tier 1 capital of $69.4 million at December 31, 1995. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.25% of risk weighted assets, was $100.0 million at December 31, 1997. This represented an increase of $13.4 million, or 15.53%, over adjusted capital of $86.6 million at December 31, 1996. For 1996, adjusted capital increased $9.6 million, or 12.52%, over total adjusted capital of $76.9 million at December 31, 1995.

     Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders' equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution's capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier 1 capital divided by the most recent quarter's average total assets.

     The highest level for capital adequacy under Prompt Corrective Action is "Well Capitalized". To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

     At December 31, 1997, and 1996, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 1997, the Company's total risk-based capital ratio was 13.35%, compared to a ratio of 12.30% at December 31, 1996. The ratio of Tier 1 capital to risk weighted assets was 12.08% at December 31, 1997, compared to a ratio of 11.03% at December 31, 1996. At December 31, 1997, the Company's leverage ratio was 7.56%, compared to a ratio of 7.21% at December 31, 1996. See NOTE 15 of the Notes to the Consolidated Financial Statements and "Capital Standards" -- Part I, Item 1.

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. At December 31, 1997, the Company had an unrealized gain on investment securities net of taxes of $772,000, compared to a loss net of taxes of $196,000 at December 31, 1996.

     During 1997, the Company announced its intention to re-purchase some of its outstanding common stock. The Company re-purchased approximately 95,000 of its outstanding shares at average price of $20.332 per share for an aggregate cost of $1.9 million.

     During 1997, the Board of Directors of the Company declared quarterly cash dividends that totaled 45 cents per share for the full year (0.30 cents per share after retroactive adjustment of the three for two stock split declared on December 17, 1997). After retroactive adjustment, cash dividends declared during 1997 were $0.09 greater than paid for 1996. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

                                RISK MANAGEMENT

     The Company's management has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and Bank. Specifically, credit risk, interest rate risk, and liquidity risk can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

CREDIT RISK

     Credit risk is defined as the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

     Central to the Company's credit risk management is a proven loan risk rating system. Limitations on industry concentration, aggregate customer borrowings and geographic boundaries also reduce loan credit risk. Credit risk in the investment portfolio and correspondent bank accounts is minimized through clearly defined limits in the Bank's policy statements. Senior Management, Directors' Committees, and the Board of Directors are provided with timely and accurate information to appropriately identify, measure, control and monitor the credit risk of the Bank.

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

     The Company has adopted SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." The statements prescribe that a loan is impaired when principal and interest are deemed uncollectable according to the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). The amount of impairment is included as a part of the Company's allowance for credit losses. See Note 5 of the Notes to the Consolidated Financial Statements for additional information concerning impaired loans.

     At December 31, 1997, the Company reported an allowance for credit losses of $11.5 million. This represented a decrease of $716,000, or 5.85%, from the allowance for credit losses of $12.2 million at December 31, 1996. For 1996, the allowance for credit losses increased $2.6 million, or 27.15%, from a balance of $9.6 million at December 31, 1995.

     Of the total $11.5 million reserve for credit losses at December 31, 1997, $1.0 million, or 8.70%, represented reserves for specific problem loans, including impaired loans, and $10.5 million, or 91.30%, represented that portion allocated to provide for general risks inherent in the loan portfolio.

     Nonperforming loans totaled $6.5 million at December 31, 1997. This represented a decrease of $17.1 million, or 72.53%, from nonperforming loans of $23.6 million at December 31, 1996. For 1996, nonperforming loans decreased $3.3 million, or 12.25%, from nonperforming loans of $26.8 million at December 31, 1995. Nonperforming loans, measured as a percent of gross loans, equaled 1.05%, 4.00%, and 5.31%, at December 31, 1997, 1996, and 1995, respectively.

     Nonperforming loans included loans for which interest is no longer accruing. In addition, nonperforming loans include loans that have been renegotiated from their original contractual terms, even if the loan is paying as agreed under the renegotiated terms. The decrease in nonperforming loans for 1997 was the result of a decrease in both nonaccrual loans and restructured loans. Non accrual loans decreased $13.6 million, or 77.48%, to $4.0 million at December 31, 1997, from $17.6 million at December 31, 1996. Restructured loans decreased $3.3 million, or 61.07%, to $2.1 million at December 31, 1997. The decrease in nonperforming loans between December 31, 1996 and 1995 was the result of a $8.2 million, or 60.36%, reduction in renegotiated loans. This decrease was partially offset by a $4.3 million, or 32.17% increase in nonaccrual loans.

     Contributing to the decrease in nonperforming loans at December 31, 1997 was an increase in the balance of loans charged to the allowance for credit losses for 1997 compared to 1996. For 1997, the Company charged $3.4 million of loans net of recoveries to the allowance for credit losses. This represented an increase of $2.4 million, or 243.51%, from net charges to the allowance for credit losses of $1.0 million for 1996.

     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 8 -- SUMMARY OF CREDIT LOSS EXPERIENCE (AMOUNTS IN THOUSANDS)

                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
Amount of Total Loans at End of
  Period(1).............................  $617,006   $588,925   $506,074   $494,088   $450,933
                                          ========   ========   ========   ========   ========
Average Total Loans Outstanding(1)......  $587,353   $552,393   $486,504   $466,514   $416,984
                                          ========   ========   ========   ========   ========
Allowance for Credit Losses at Beginning
  of Period.............................  $ 12,239   $  9,626   $  9,471   $  8,849   $  6,461
Loans Charged-Off:
  Real Estate...........................     3,114      1,434      2,167        402        530
  Commercial, Financial and
     Industrial.........................       371        200        290        496        334
  Agribusiness..........................         0          0          0          0          0
  Municipal Lease Finance Receivables...         0          0          0          0          0
  Consumer Loans........................       121        115        162        123        154
                                          --------   --------   --------   --------   --------
          Total Loans Charged-Off.......     3,606      1,749      2,619      1,021      1,018
                                          --------   --------   --------   --------   --------
Recoveries:
  Real Estate Loans.....................        35        564         55         47          0
  Commercial, Financial and
     Industrial.........................       176        180        100         92         57
  Agribusiness..........................         0          0          0          0          0
  Municipal Lease Finance Receivables...         0          0          0          0          0
  Consumer Loans........................         8         19         44         29         42
                                          --------   --------   --------   --------   --------
          Total Loans Recovered.........       219        763        199        168         99
                                          --------   --------   --------   --------   --------
Net Loans Charged-Off...................     3,387        986      2,420        853        919
                                          --------   --------   --------   --------   --------
Provision Charged to Operating
  Expense...............................     2,670      2,888      2,575        350      1,720
                                          --------   --------   --------   --------   --------
Adjustments Incident to Mergers.........         0        711          0      1,125      1,587
                                          --------   --------   --------   --------   --------
Allowance for Credit Losses at End of
  period................................  $ 11,522   $ 12,239   $  9,626   $  9,471   $  8,849
                                          ========   ========   ========   ========   ========
Net Loans Charged-Off to Average Total
  Loans.................................      0.58%      0.18%      0.50%      0.18%      0.22%
Net Loans Charged-Off to Total Loans at
  End of Period.........................      0.55%      0.17%      0.48%      0.17%      0.20%
Allowance for Credit Losses to Average
  Total Loans...........................      1.96%      2.22%      1.98%      2.03%      2.12%
Allowance for Credit Losses to Total
  Loans at End of Period................      1.87%      2.08%      1.90%      1.92%      1.96%
Net Loans Charged-Off to Allowance for
  Credit Losses.........................     29.40%      8.06%     25.14%      9.01%     10.39%
Net Loans Charged-Off to Provision for
  Credit Losses.........................    126.85%     34.14%     93.98%    243.71%     53.43%

---------------
(1) Net of deferred loan origination fees.

     The Company's management believes that the allowance for credit losses at December 31, 1997 was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, nonperforming loans or net loan charge offs that would increase the provision for credit losses and thereby adversely affect the results of operations. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses.

     Table 9 provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. There is a large unallocated portion of the allowance for credit losses and the total allowance is applicable to the entire loan portfolio.

TABLE 9 -- ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES (AMOUNTS IN THOUSANDS)

                                                                 DECEMBER 31,
                         ---------------------------------------------------------------------------------------------
                                 1997                    1996                    1995                    1994
                         ---------------------   ---------------------   ---------------------   ---------------------
                                        % OF                    % OF                    % OF                    % OF
                         ALLOWANCE    CATEGORY   ALLOWANCE    CATEGORY   ALLOWANCE    CATEGORY   ALLOWANCE    CATEGORY
                         FOR CREDIT   TO TOTAL   FOR CREDIT   TO TOTAL   FOR CREDIT   TO TOTAL   FOR CREDIT   TO TOTAL
                           LOSSES      LOANS       LOSSES      LOANS       LOSSES      LOANS       LOSSES      LOANS
                         ----------   --------   ----------   --------   ----------   --------   ----------   --------
Real Estate............   $   298       40.5%     $   395       47.8%      $  155       34.0%      $   88       28.7%
Commercial and
  Industrial...........     6,107       53.2%       7,794       46.1%       5,534       58.7%       4,182       63.5%
Consumer...............       121        2.8%         126        3.3%          42        3.1%          43        3.1%
Unallocated............     4,996        N/A        3,924        N/A        3,895        N/A        5,158        N/A
                          -------                 -------                  ------                  ------
Total..................   $11,522                 $12,239                  $9,626                  $9,471
                          =======                 =======                  ======                  ======

                             DECEMBER 31,
                         ---------------------
                                 1993
                         ---------------------
                                        % OF
                         ALLOWANCE    CATEGORY
                         FOR CREDIT   TO TOTAL
                           LOSSES      LOANS
                         ----------   --------
Real Estate............    $   43       30.1%
Commercial and
  Industrial...........     3,911       62.4%
Consumer...............        41        2.8%
Unallocated............     4,854        N/A
                           ------
Total..................    $8,849
                           ======

INTEREST RATE RISK

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

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

     Table 10 provides the Bank's maturity/repricing gap analysis at December 31, 1997, and 1996. The Bank had a negative cumulative 180 day gap of $297.0 million at December 31, 1997. This represented an increase of $84.4 million, or 39.691%, over the 180 day cumulative negative gap of $212.6 million at December 31, 1996. In theory, this would indicate that at December 31, 1997, $297.0 million more in liabilities than assets would re-price if there was a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decreased, the negative gap would tend to result in an increase in the net interest margin.

TABLE 10 -- ASSET AND LIABILITY MATURITY/REPRICING GAP (AMOUNTS IN THOUSANDS)

                                                            OVER 90     OVER 180
                                               90 DAYS      DAYS TO      DAYS TO       OVER
                                               OR LESS     180 DAYS     365 DAYS     365 DAYS
                                              ---------    ---------    ---------    ---------
1997
Earning Assets:
  Investment Securities at carrying value...  $  36,670    $  15,265    $  35,955    $ 404,260
  Total Loans...............................    247,936       14,629       29,969      327,055
                                              ---------    ---------    ---------    ---------
          Total.............................  $ 284,606    $  29,894    $  65,924    $ 731,315
Interest Bearing Liabilities
  Savings Deposits..........................  $ 341,443    $       0    $       0    $       0
  Time Deposits.............................    160,717       60,309       35,995        7,389
  Other Borrowings..........................     19,000       30,000            0            0
                                              ---------    ---------    ---------    ---------
          Total.............................    521,160       90,309       35,995        7,389
                                              ---------    ---------    ---------    ---------
Period GAP..................................  $(236,554)   $ (60,415)   $  29,929    $ 723,926
                                              =========    =========    =========    =========
Cumulative GAP..............................  $(236,554)   $(296,969)   $(267,040)   $ 456,886
                                              =========    =========    =========    =========
1996
Earning Assets:
  Investment Securities at carrying value...  $  19,359    $  16,396    $  43,047    $ 305,279
  Total Loans...............................    293,359       11,422       23,111      264,312
                                              ---------    ---------    ---------    ---------
          Total.............................  $ 312,718    $  27,818    $  66,158    $ 569,591
Interest Bearing Liabilities
  Savings Deposits..........................  $ 361,248    $       0    $       0    $       0
  Time Deposits.............................    107,564       48,313       33,720        8,569
  Other Borrowings..........................     26,000       10,000       20,000            0
                                              ---------    ---------    ---------    ---------
          Total.............................    494,812       58,313       53,720        8,569
                                              ---------    ---------    ---------    ---------
Period GAP..................................  $(182,094)   $ (30,495)   $  12,438    $ 561,022
                                              =========    =========    =========    =========
Cumulative GAP..............................  $(182,094)   $(212,589)   $(200,151)   $ 360,871
                                              =========    =========    =========    =========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a negative gap at December 31, 1997, does not necessarily indicate that if interest rates decreased net interest income would increase, or if interest rates increased net interest income would decrease.

     Approximately $333.9 million, or 67.85% of the total investment portfolio at December 31, 1997 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage backed securities as a result of anticipated prepayment or extension risk.

     The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling two-year horizon.

     The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed.

     The following reflects the Company's net interest income sensitivity analysis as of December 31, 1997:

                                    ESTIMATED NET
    SIMULATED                      INTEREST INCOME
   RATE CHANGES                      SENSITIVITY
------------------                 ---------------
    +200 basis points                    0.83%
    -200 basis points                  (12.67%)

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 18 -- Fair Value Information, of the Notes to the Consolidated Financial Statements.

     The table below provides the actual balances at of December 31, 1997 of interest earning assets and interest-bearing liabilities, including the average rate earned or paid for 1997, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

                                                                                        MATURING
                                                       --------------------------------------------------------------------------
                                  BALANCE                                                                FIVE YEARS    ESTIMATED
             1997               DECEMBER 31,   RATE    ONE YEAR   TWO YEARS   THREE YEARS   FOUR YEARS   AND BEYOND    FAIR VALUE
             ----               ------------   -----   --------   ---------   -----------   ----------   -----------   ----------
                                                                                 (AMOUNTS IN THOUSANDS)
Interest-Earning Assets
Investment securities held to
maturity......................      58,044     4.97%     3,060       6,111       1,941         3,975        42,957        59,658
Investment securities
  available for sale..........     434,106     6.19%    84,830      71,957      50,108        50,769       176,442       434,106
Loans and lease finance
  receivables, net............     605,484     9.90%   292,534      50,190      35,868        50,199       176,693       594,315
                                 ---------             -------     -------      ------       -------       -------     ---------
    Total interest earning
      assets..................   1,097,634             380,424     128,258      87,917       104,943       396,092     1,088,079
                                 =========             =======     =======      ======       =======       =======     =========

Interest-Bearing Liabilities
Interest-bearing deposits.....     605,854     2.16%   598,464       5,957         970           219           244       605,865
Demand note to U.S.
  Treasury....................       7,922     4.91%     7,922                                                             7,922
Short-term borrowings.........      49,000     5.75%    49,000                                                            49,000
                                 ---------             -------     -------      ------       -------       -------     ---------
    Total interest-bearing
      liabilities.............     662,776             655,386       5,957         970           219           244       662,787
                                 =========             =======     =======      ======       =======       =======     =========

LIQUIDITY RISK

     Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

     In general, liquidity risk is managed daily by controlling the level of Fed funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve. The sale of bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

     Net cash provided by operating activities totaled $24.8 million for 1997, $21.6 million for 1996, and $20.4 million for 1995. The increase for 1997 compared to 1996 and 1995 was the result of an increase in interest received and an increase in interest paid and cash paid to suppliers and employees.

     Cash used for investing activities totaled $127.1 million for 1997, compared to $100.4 million for 1996, and $93.3 million for 1995. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Investing activities for 1996 were also affected by the $18.3 million purchase price paid for Citizens Bank of Pasadena. Funds obtained from investing activities for each year were obtained from the sale and maturity of investment securities and from the sale of other real estate owned.

     Funds provided from financing activities totaled $67.5 million for 1997, compared to $93.9 million for 1996, and $74.9 million for 1995. For 1997, cash flows from financing activities resulted from increased time deposits, and to a lesser extent, noninterest bearing demand deposits, partially offset by a decrease in other borrowed funds. For 1996, cash flows from financing activities were primarily from noninterest bearing demand deposits, increases in short term borrowing, and increases in time deposits.

     At December 31, 1997, cash and cash equivalents totaled $107.7 million. This represented a decrease of $34.8 million, or 24.40%, from a total of $142.5 million at December 31, 1996.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For 1997, the Bank's loan to deposit ratio averaged 60.15%, compared to an average ratio of 63.54% for 1996, and a ratio of 68.31% for 1995.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1997, approximately $33.0 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1997, neither the Bank nor CVB had any material commitments for capital expenditures.

ACCOUNTING CHANGES

     In August 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in the market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company currently does not enter into futures, forwards, or option contracts. For greater discussion on the risk management of the Company, see Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operation -- Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                              CVB FINANCIAL CORP.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                       AND FINANCIAL STATEMENT SCHEDULES



                                                              PAGE
                                                              ----
Consolidated Financial Statements
Consolidated Balance Sheets -- December 31, 1997 and 1996...   34
Consolidated Statements of Earnings Years Ended December 31,
  1997, 1996 and 1995.......................................   35
Consolidated Statements of Stockholders' Equity Years Ended
  December 31, 1997, 1996 and 1995..........................   36
Consolidated Statements of Cash Flows Years Ended December
  31, 1997, 1996 and 1995...................................   37
Notes to Consolidated Financial Statements..................   38
Independent Auditors' Report................................   56


     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Discussion of Proposals recommended by the Board -- Proposal 1:
Election of Directors" and "Beneficial Ownership Reporting Compliance Requirement in 1997" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see Item 4(A), "Executive Officers of the Registrant" above.



ITEM 11. EXECUTIVE COMPENSATION


     Information concerning management remuneration and transactions is incorporated by reference from the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Stock Ownership" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled "Executive Compensation -- Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements at page 31 for a list of financial statements filed as part of this Report.

EXHIBITS

     See Index to Exhibits at Page 57 of this Form 10-K.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following compensation plans and arrangements are filed as exhibits to this Form 10-K: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Compensation Agreement dated September 30, 1996 with Edwin J. Pomplun, Exhibit 10.29; Severance Compensation Agreement dated September 20, 1996 with Frank Basirico, Exhibit 10.30; Severance Compensation Agreement dated September 27, 1996 with Jay Coleman, Exhibit 10.31; Severance Compensation Agreement dated September 20, 1996 with Michael L. Thompson, Exhibit 10.32; Severance Compensation Agreement dated September 27, 1996 with Tony Ellis, Exhibit 10.33; Severance Compensation Agreement dated May 30, 1997 with Nancy Sinclair, 10.34; Severance Compensation Agreement dated February 1, 1998 with Edward Biebrich, 10:35.

REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1998.

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                  /s/ GEORGE A. BORBA                         Chairman of the Board      March 18, 1998
--------------------------------------------------------
                    George A. Borba

                   /s/ JOHN A. BORBA                                Director             March 18, 1998
--------------------------------------------------------
                     John A. Borba

                  /s/ RONALD O. KRUSE                               Director             March 18, 1998
--------------------------------------------------------
                    Ronald O. Kruse

                  /s/ JOHN J. LOPORTO                               Director             March 18, 1998
--------------------------------------------------------
                    John J. LoPorto

                /s/ CHARLES M. MAGISTRO                             Director             March 18, 1998
--------------------------------------------------------
                  Charles M. Magistro

                   /s/ JAMES C. SELEY                               Director             March 18, 1998
--------------------------------------------------------
                     James C. Seley

               /s/ EDWARD J. BIEBRICH JR.                    Chief Financial Officer     March 18, 1998
--------------------------------------------------------    (Principal Financial and
                 Edward J. Biebrich Jr.                        Accounting Officer)

                   /s/ D. LINN WILEY                         Director, President and     March 18, 1998
--------------------------------------------------------     Chief Executive Officer
                     D. Linn Wiley                        (Principal Executive Officer)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                   1997              1996
                                                              --------------    --------------
Investment securities held to maturity (Note 2).............  $   58,043,631    $   50,733,695
Investment securities available for sale (Note 2)...........     434,106,380       333,347,741
Loans and lease finance receivables, net (Notes 3, 4 and
  5)........................................................     605,483,738       576,686,562
                                                              --------------    --------------
          Total earning assets..............................   1,097,633,749       960,767,998
Cash and due from banks.....................................     107,724,671       142,501,555
Premises and equipment, net (Note 6)........................      23,415,048        24,235,381
Other real estate owned, net (Note 5).......................       4,395,026         6,195,698
Deferred taxes (Note 7).....................................       3,504,935         4,479,662
Goodwill....................................................      10,818,485        11,692,367
Other assets................................................      11,277,310        10,548,033
                                                              --------------    --------------
          TOTAL.............................................  $1,258,769,224    $1,160,420,694
                                                              ==============    ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits (Note 8):
     Noninterest-bearing....................................  $  469,841,191    $  431,183,256
     Interest-bearing.......................................     605,854,131       559,413,367
                                                              --------------    --------------
          Total deposits....................................   1,075,695,322       990,596,623
  Demand note to U.S. Treasury..............................       7,922,323        12,609,866
  Short-term borrowings (Note 9)............................      49,000,000        56,000,000
  Securities purchased not settled..........................      10,300,000
  Other liabilities.........................................      13,766,609        12,127,134
                                                              --------------    --------------
          Total liabilities.................................   1,156,684,254     1,071,333,623
                                                              --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 14 and 15):
  Preferred stock -- authorized, 20,000,000 shares without
     par value; no shares issued or outstanding Common
     stock -- authorized, 50,000,000 shares without par
     value; issued and outstanding, 14,974,732 (1997) and
     9,972,981 (1996).......................................      62,255,157        61,941,967
  Retained earnings.........................................      39,057,372        27,340,835
  Unrealized gain (loss) on investment securities available
     for sale, net of tax (Note 2)..........................         772,441          (195,731)
                                                              --------------    --------------
          Total stockholders' equity........................     102,084,970        89,087,071
                                                              --------------    --------------
          TOTAL.............................................  $1,258,769,224    $1,160,420,694
                                                              ==============    ==============

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
INTEREST INCOME:
  Loans, including fees.............................  $58,135,345    $54,451,505    $50,158,139
                                                      -----------    -----------    -----------
  Investment securities:
     Taxable........................................   23,717,636     18,612,561     13,736,369
     Tax-advantaged.................................    2,552,588      1,317,992        552,926
                                                      -----------    -----------    -----------
                                                       26,270,224     19,930,553     14,289,295
                                                      -----------    -----------    -----------
  Federal funds sold................................      250,127        512,393        247,966
                                                      -----------    -----------    -----------
          Total interest income.....................   84,655,696     74,894,451     64,695,400
                                                      ===========    ===========    ===========
INTEREST EXPENSE:
  Deposits (Note 8).................................   21,051,355     18,740,044     14,538,843
  Other borrowings..................................    3,924,197      2,726,425      2,015,682
                                                      -----------    -----------    -----------
          Total interest expense....................   24,975,552     21,466,469     16,554,525
                                                      ===========    ===========    ===========
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT
  LOSSES............................................   59,680,144     53,427,982     48,140,875
PROVISION FOR CREDIT LOSSES (Note 5)................    2,670,000      2,887,821      2,575,000
                                                      -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES............................................   57,010,144     50,540,161     45,565,875
                                                      -----------    -----------    -----------
OTHER OPERATING INCOME:
  Service charges on deposit accounts...............    7,350,224      7,176,956      6,727,166
  Trust services....................................    3,161,132      2,326,831
  Litigation settlement (Note 10)...................                   2,100,000
  Other.............................................    3,311,520      2,674,990      2,363,276
                                                      -----------    -----------    -----------
          Total other operating income..............   13,822,876     14,278,777      9,090,442
                                                      ===========    ===========    ===========
OTHER OPERATING EXPENSES:
  Salaries, wages and employee benefits (Notes 11,
     12
     and 14)........................................  $21,654,043    $20,013,237    $16,494,846
  Occupancy (Note 10)...............................    3,435,356      3,217,380      2,984,170
  Equipment.........................................    3,363,562      3,111,464      2,278,699
  Stationery and supplies...........................    2,621,776      2,438,084      1,832,810
  Professional services.............................    2,296,112      1,985,331      2,860,529
  Promotion.........................................    2,092,421      2,158,638      1,448,851
  Data processing...................................      889,412        902,962        659,252
  Deposit insurance premiums........................      113,012          2,000        810,969
  Other real estate owned expense (Note 5)..........    2,688,805      4,705,382      3,259,884
  Other.............................................    3,735,623      3,374,825      2,423,006
                                                      -----------    -----------    -----------
          Total other operating expenses............   42,890,122     41,909,303     35,053,016
                                                      -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES........................   27,942,898     22,909,635     19,603,301
INCOME TAXES (Note 7)...............................   10,573,111      9,576,299      8,145,842
                                                      -----------    -----------    -----------
NET EARNINGS........................................  $17,369,787    $13,333,336    $11,457,459
                                                      ===========    ===========    ===========
BASIC EARNINGS PER COMMON SHARE (Note 13)...........  $      1.16    $      0.90    $      0.78
                                                      ===========    ===========    ===========
DILUTED EARNINGS PER COMMON SHARE
  (Note 13).........................................  $      1.11    $      0.87    $      0.75
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                                                       UNREALIZED
                                                                                       GAIN (LOSS)
                                           COMMON                                     ON SECURITIES
                                           SHARES         COMMON        RETAINED        AVAILABLE
                                         OUTSTANDING       STOCK        EARNINGS        FOR SALE
                                         -----------    -----------    -----------    -------------
BALANCE, JANUARY 1, 1995...............   8,056,774     $32,437,767    $36,128,068     $(6,625,907)
  Common stock issued under stock
     option plan and deferred
     compensation agreements...........      58,843         454,380
  10% stock dividend, declared on
     December 20, 1995 and distributed
     on January 23, 1996...............     811,090      10,544,170    (10,544,170)
  Tax benefit from exercise of certain
     stock options.....................                                     75,825
  Cash dividends.......................                                 (2,597,072)
  Net earnings.........................                                 11,457,459
  Unrealized gains on securities
     available for sale, net of tax....                                                  6,929,696
                                         ----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 1995.............   8,926,707      43,436,317     34,520,110         303,789
  Common stock issued under stock
     option plan and deferred
     compensation agreements...........     136,601         653,317
  10% stock dividend, declared on
     December 18, 1996 and distributed
     on January 21, 1997...............     909,673      17,852,333    (17,852,333)
  Tax benefit from exercise of certain
     stock options.....................                                    422,499
  Cash dividends.......................                                 (3,082,777)
  Net earnings.........................                                 13,333,336
  Unrealized losses on securities
     available for sale, net of tax....                                                   (499,520)
                                         ----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 1996.............   9,972,981      61,941,967     27,340,835        (195,731)
  Repurchase of common stock...........     (95,182)    $  (591,080)   $(1,344,159)
  Common stock issued under stock
     option plan and deferred
     compensation agreements...........      96,086         904,270
  3-for-2 stock split, declared on
     December 17, 1997 and distributed
     on January 20, 1998...............   5,000,847
  Tax benefit from exercise of certain
     stock options.....................                                    193,720
  Cash dividends.......................                                 (4,502,811)
  Net earnings.........................                                 17,369,787
  Unrealized gains on securities
     available for sale, net of tax....                                                $   968,172
                                         ----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 1997.............  14,974,732     $62,255,157    $39,057,372     $   772,441
                                         ==========     ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1997

                                                                  1997            1996            1995
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest received..........................................  $  80,544,355   $  70,894,714   $  62,860,948
 Service charges and other fees received....................     18,796,930      18,536,322      11,325,474
 Interest paid..............................................    (24,553,903)    (21,342,531)    (14,960,400)
 Cash paid to suppliers and employees.......................    (39,539,189)    (36,795,937)    (31,269,910)
 Income taxes paid..........................................    (10,400,000)     (9,643,766)     (7,557,407)
                                                              -------------   -------------   -------------
       Net cash provided by operating activities............     24,848,193      21,648,802      20,398,705
                                                              -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale.......     39,577,820      18,528,445      13,516,987
 Proceeds from maturities of securities available for
   sale.....................................................     80,660,969      66,919,013      28,692,902
 Proceeds from maturities of securities held to maturity....      2,015,748       1,697,771       1,667,623
 Purchases of securities available for sale.................   (206,509,803)   (112,617,197)   (117,966,851)
 Purchases of securities held to maturity...................    (10,690,624)    (27,055,000)     (6,767,297)
 Net increase in loans......................................    (43,019,894)    (30,442,838)    (19,800,040)
 Proceeds from sale of other real estate owned..............     11,568,676       4,704,182       5,775,784
 Proceeds from sale of premises and equipment...............         55,390          55,490         586,858
 Purchases of premises and equipment........................     (2,228,075)     (3,267,172)     (6,828,719)
 Consideration (paid) received in business combinations.....                    (18,322,106)     (2,822,309)
 Other investing activities.................................      1,439,770        (623,112)      4,974,883
                                                              -------------   -------------   -------------
       Net cash used in investing activities................   (127,130,023)   (100,422,524)    (93,325,561)
                                                              -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in noninterest-bearing deposits and
   money market and savings accounts........................     18,853,754      56,288,172     (10,948,901)
 Net increase in time certificates of deposit...............     66,244,945      18,998,252      47,832,612
 Net (decrease) increase in short-term borrowings...........    (11,687,543)     21,247,889      40,288,754
 Cash dividends on common stock.............................     (4,502,811)     (3,082,777)     (2,597,072)
 Repurchase of common stock.................................     (1,935,239)
 Proceeds from exercise of stock options....................        531,840         415,402         283,014
                                                              -------------   -------------   -------------
       Net cash provided by financing activities............     67,504,946      93,866,938      74,858,407
                                                              -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  $ (34,776,884)  $  15,093,216   $   1,931,551
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    142,501,555     111,886,440     109,828,593
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR, BEFORE
 ACQUISITIONS...............................................    107,724,671     126,979,656     111,760,144
CASH AND CASH EQUIVALENTS RECEIVED IN ACQUISITIONS..........                     15,521,899         126,296
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 107,724,671   $ 142,501,555   $ 111,886,440
                                                              =============   =============   =============
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
 Net earnings...............................................  $  17,369,787   $  13,333,336   $  11,457,459
                                                              -------------   -------------   -------------
 Adjustments to reconcile net earnings to net cash provided
   by operating activities:
   Gain on sale of investment securities....................        (93,789)       (139,702)       (184,430)
   Loss on sale of investment securities....................         78,078         136,711         184,061
   Gain on sale of premises and equipment...................        (20,523)        (16,736)         (3,960)
   Gain on sale of other real estate owned..................       (109,714)       (135,824)       (277,608)
   (Accretion of discounts) amortization of premiums on
     investment securities..................................     (1,127,868)       (616,984)        274,095
   Provision for credit losses..............................      2,670,000       2,887,821       2,575,000
   Provision for losses on other real estate owned..........      1,675,000       3,449,178       1,900,000
   Depreciation and amortization............................      3,013,541       2,708,109       1,881,702
   Change in accrued interest receivable....................       (140,764)     (1,081,484)       (970,821)
   Change in accrued interest payable.......................        421,649         123,938       1,594,125
   Deferred income tax provision (benefit)..................        264,207      (1,015,728)     (1,382,537)
   Change in other assets and other liabilities.............        848,589       2,016,167       3,351,619
                                                              -------------   -------------   -------------
       Total adjustments....................................      7,478,406       8,315,466       8,941,246
                                                              -------------   -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  24,848,193   $  21,648,802   $  20,398,705
                                                              =============   =============   =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
 Real estate acquired through foreclosure...................  $  11,552,718   $   6,231,881   $   6,345,927
 Loans to facilitate the sale of other real estate owned....  $   4,518,500   $     753,550   $   2,487,251
 Securities purchased not settled...........................  $  10,300,000

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

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

     Principles of Consolidation -- The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank"), Community Trust Deed Services, and Chino Valley Bancorp., after elimination of all material intercompany transactions and balances.

     Nature of Operations -- The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its branch offices. The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley and Orange County. The Bank operates 23 branches, with the headquarters located in the city of Ontario.

     Investment Securities -- The Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available for sale. Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific identification basis.

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

     The Bank receives collateral to support loans, lease finance receivables and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

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

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     Other Real Estate Owned -- Other real estate owned, shown net of an allowance for losses of $398,649 and $1,931,682 at December 31, 1997 and 1996, respectively, represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

     Business Combinations and Intangible Assets -- The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on the transactions, and such premiums are recorded as intangible assets, in the form of goodwill. These intangible assets are being amortized over a 15-year period on the straight-line basis.

     Income Taxes -- Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings Per Common Share -- Effective December 31, 1997 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement. Additionally, earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 13.

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

     Reclassifications -- Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current year presentation.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

 2. INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service.

                                                                   1997
                                        ----------------------------------------------------------
                                                           GROSS          GROSS
                                                        UNREALIZED     UNREALIZED
                                         AMORTIZED        HOLDING        HOLDING          FAIR
                                            COST           GAINS         LOSSES          VALUE
                                        ------------    -----------    -----------    ------------
Investment securities held to
  maturity:
  Mortgage-backed securities..........  $  5,932,436    $  249,359      $ (67,556)    $  6,114,239
  Municipal bonds.....................    50,788,743     1,432,678                      52,221,421
  Other debt securities...............     1,322,452                                     1,322,452
                                        ------------    ----------      ---------     ------------
          Total.......................  $ 58,043,631    $1,682,037      $ (67,556)    $ 59,658,112
                                        ============    ==========      =========     ============
Investment securities available for
  sale:
  U.S. Treasury securities............  $ 51,238,220    $  288,650      $  (2,050)    $ 51,524,820
  Mortgage-backed securities..........    78,261,159       179,803        (54,471)      78,386,491
  CMO/REMICs..........................   211,427,644     1,159,095       (175,534)     212,411,205
  Government agency...................    53,052,488        95,820       (129,922)      53,018,386
  Municipal bonds.....................    25,363,703       181,486        (36,011)      25,509,178
  FHLB stock..........................    13,256,300                                    13,256,300
                                        ------------    ----------      ---------     ------------
          Total.......................  $432,599,514    $1,904,854      $(397,988)    $434,106,380
                                        ============    ==========      =========     ============

                                                                 1996
                                       ---------------------------------------------------------
                                                                        GROSS
                                                                     UNREALIZED        GROSS
                                        AMORTIZED       HOLDING        HOLDING       UNREALIZED
                                           COST          GAINS         LOSSES        FAIR VALUE
                                       ------------    ----------    -----------    ------------
Investment securities held to
  maturity:
  Mortgage-backed securities.........  $  7,398,151    $  402,845    $  (105,578)   $  7,695,418
  Municipal bonds....................    42,144,804       582,924        (66,037)     42,661,691
  Other debt securities..............     1,190,740                                    1,190,740
                                       ------------    ----------    -----------    ------------
          Total......................  $ 50,733,695    $  985,769    $  (171,615)   $ 51,547,849
                                       ============    ==========    ===========    ============
Investment securities available for
  sale:
  U.S. Treasury securities...........  $ 55,355,558    $  286,512    $   (20,680)   $ 55,621,390
  Mortgage-backed securities.........    15,394,600        44,299        (56,988)     15,381,911
  CMO/REMICs.........................   199,955,848       547,961       (947,136)    199,556,673
  Government agency..................    51,105,163       131,829        (39,040)     51,197,952
  FHLB stock.........................     6,982,900                                    6,982,900
  Other debt securities..............     4,591,013        15,902                      4,606,915
                                       ------------    ----------    -----------    ------------
          Total......................  $333,385,082    $1,026,503    $(1,063,844)   $333,347,741
                                       ============    ==========    ===========    ============

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. All are issues of U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.

     At December 31, 1997 and 1996, investment securities having an amortized cost of approximately $245,647,000 and $123,914,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2022, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                     HELD TO MATURITY                       AVAILABLE FOR SALE
                           ------------------------------------   --------------------------------------
                                                       WEIGHTED                                 WEIGHTED
                            AMORTIZED       FAIR       AVERAGE     AMORTIZED         FAIR       AVERAGE
                              COST          VALUE       YIELD         COST          VALUE        YIELD
                           -----------   -----------   --------   ------------   ------------   --------
Due in one year or
  less...................  $ 2,552,966   $ 2,556,616    3.84%     $ 36,065,745   $ 36,181,040    6.17%
Due after one year
  through five years.....   11,425,094    11,630,737    4.44%       60,512,048     60,739,279    5.77%
Due after five years
  through ten years......   20,848,957    21,502,577    4.86%       27,265,090     27,289,990    4.42%
Due after ten years......   17,284,178    17,853,943    5.24%        5,811,528      5,842,075    4.35%
                           -----------   -----------    -----     ------------   ------------    -----
                            52,111,195    53,543,873    4.84%      129,654,411    130,052,384    5.54%
FHLB stock...............                                           13,256,300     13,256,300
Mortgage-backed
  securities and
  CMO/REMICs.............    5,932,436     6,114,239    6.31%      289,688,803    290,797,696    6.48%
                           -----------   -----------    -----     ------------   ------------    -----
                           $58,043,631   $59,658,112    4.97%     $432,599,514   $434,106,380    6.19%
                           ===========   ===========    =====     ============   ============    =====

     Net realized gains on sales of investment securities available for sale are as follows:

                                             1997        1996         1995
                                           --------    ---------    ---------
Gross realized gains.....................  $ 93,789    $ 139,702    $ 184,430
Gross realized losses....................   (78,078)    (136,711)    (184,061)
                                           --------    ---------    ---------
                                           $ 15,711    $   2,991    $     369
                                           ========    =========    =========

 3. LOANS AND LEASE FINANCE RECEIVABLES

     The Bank grants loans to customers throughout its primary market in the Inland Empire, San Gabriel Valley and Orange County areas of Southern California, which have in the past experienced adverse economic conditions, including declining real estate values. These factors have adversely affected certain borrowers' ability to repay loans. Although management believes the level of the allowance for credit losses is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy and/or increases in the interest rate charged on adjustable rate loans may result in increasing loan losses that cannot be reasonably predicted at December 31, 1997.

     The Bank makes loans to borrowers in a number of different industries. No industry had aggregate loan balances exceeding 10% of the December 31, 1997 or 1996 loan and lease finance receivables balance, with the exception of loans made to the agribusiness industry, which represented 11% of net loans outstanding at December 31, 1997. At December 31, 1997, the Bank's loan portfolio included approximately $245,806,000 of loans to borrowers involved in several industries which are secured by commercial and residential real properties.

     At December 31, 1997 the Bank held approximately $389,839,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 5% to 18% and have contractual maturities between 1 and 20 years.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     The following is a summary of the components of loan and lease finance receivables:

                                                      1997            1996
                                                  ------------    ------------
Commercial, financial and industrial............  $258,987,377    $240,628,690
Real estate:
  Construction..................................    19,819,454      36,925,453
  Mortgage......................................   229,925,777     219,763,361
Loans to individuals for household, family and
  other consumer expenditures...................    17,444,514      19,575,820
Municipal lease finance receivables.............    24,007,988      19,824,796
Agribusiness....................................    69,404,310      55,486,266
                                                  ------------    ------------
                                                   619,589,420     592,204,386
Allowance for credit losses (Note 5)............   (11,522,328)    (12,238,816)
Deferred loan origination fees, net.............    (2,583,354)     (3,279,008)
                                                  ------------    ------------
                                                  $605,483,738    $576,686,562
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

     The following is an analysis of the activity of all such loans:

                                                         1997          1996
                                                      ----------    ----------
Outstanding balance, beginning of year..............  $3,040,000    $3,055,000
Credit granted, including renewals..................   2,280,000       173,000
Repayments..........................................  (1,163,000)     (188,000)
                                                      ----------    ----------
Outstanding balance, end of year....................  $4,157,000    $3,040,000
                                                      ==========    ==========

5. ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

                                         1997           1996           1995
                                      -----------    -----------    -----------
Balance, beginning of year..........  $12,238,816    $ 9,625,586    $ 9,470,736
Provision charged to operations.....    2,670,000      2,887,821      2,575,000
Additions to allowance resulting
  from acquisitions.................                     711,329
Loans charged off...................   (3,606,118)    (1,749,004)    (2,619,620)
Recoveries on loans previously
  charged off.......................      219,630        763,084        199,470
                                      -----------    -----------    -----------
Balance, end of year................  $11,522,328    $12,238,816    $ 9,625,586
                                      ===========    ===========    ===========

     The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In accordance with this statement, the Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
than the recorded investment in the loan, a portion of the Bank's general reserve is allocated as an impairment reserve.

     At December 31, 1997 and 1996 the Bank had classified as impaired loan amounts totaling $7,831,426 and $22,938,557, respectively. Of these loans, the Bank has determined that, as of December 31, 1997 and 1996, $7,831,426 and $16,892,056, respectively, of such loans required specific reserves, and accordingly, the Bank has recorded specific reserves of $1,002,236 and $3,466,565 on such loans. At December 31, 1996, the Bank has determined that $6,046,501 of impaired loans do not require specific reserves in accordance with SFAS No. 114 because the estimated present value of discounted future cash flows or the fair value of the collateral, in the case of collateral-dependent loans, exceeds the book value of the related loans at the date of measurement. At December 31, 1997, the Bank had no such impaired loans without specific loss reserves. Additional valuation allowances, however, may exist on such loans based on management's judgment. The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 was approximately $12,492,000, $31,195,000 and $30,459,000, respectively. Interest income of
$1,112,962, $1,248,136 and $2,267,300 was recognized on impaired loans during the years ended December 31, 1997, 1996 and 1995, respectively.

     The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management's assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

     At December 31, 1997, loans on nonaccrual status totaled $3,955,390, all of which are included in the impaired loans discussed above, compared to $17,564,126 at December 31, 1996.

     Due to financial difficulties encountered by certain borrowers, the Bank has restructured the terms of certain loans to facilitate loan payments. As of December 31, 1997 and 1996, loans with these restructured terms totaled $2,091,602 and $5,374,431, respectively. The balance of impaired loans disclosed above includes all troubled debt restructured loans that, as of December 31, 1997 and 1996, are considered impaired.

     Interest foregone on nonaccrual and restructured loans outstanding during the years ended December 31, 1997, 1996 and 1995 amounted to approximately $66,000, $253,000 and $988,000, respectively.

     Activity in the allowance for other real estate owned losses was as follows:

                                         1997           1996           1995
                                      -----------    -----------    -----------
Balance, beginning of year..........  $ 1,931,682    $ 1,195,843    $ 1,180,090
Provision charged to operations.....    1,675,000      3,449,178      1,900,000
Charge-offs of real estate owned....   (3,208,033)    (2,713,339)    (1,884,247)
                                      -----------    -----------    -----------
Balance, end of year................  $   398,649    $ 1,931,682    $ 1,195,843
                                      ===========    ===========    ===========

     The Company incurred additional expenses of $1,013,805 (1997), $1,256,204
(1996) and $1,359,884 (1995) related to the holding and disposition of other real estate owned.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

6. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                                      1997            1996
                                                  ------------    ------------
Land............................................  $  5,322,304    $  5,322,304
Bank premises...................................    14,001,861      13,907,780
Furniture and equipment.........................    18,683,061      18,814,726
Leased property under capital lease.............       649,330         649,330
                                                  ------------    ------------
                                                    38,656,556      38,694,140
Accumulated depreciation and amortization.......   (15,241,508)    (14,458,759)
                                                  ------------    ------------
                                                  $ 23,415,048    $ 24,235,381
                                                  ============    ============

7. INCOME TAXES

     Income tax expense comprised the following:

                                         1997           1996           1995
                                      -----------    -----------    -----------
Current provision:
  Federal...........................  $ 7,257,216    $ 7,662,723    $ 7,141,463
  State.............................    3,051,688      2,929,304      2,386,916
                                      -----------    -----------    -----------
                                       10,308,904     10,592,027      9,528,379
                                      -----------    -----------    -----------
Deferred provision (benefit):
  Federal...........................      245,859       (751,898)    (1,144,867)
  State.............................       18,348       (263,830)      (237,670)
                                      -----------    -----------    -----------
                                          264,207     (1,015,728)    (1,382,537)
                                      -----------    -----------    -----------
                                      $10,573,111    $ 9,576,299    $ 8,145,842
                                      ===========    ===========    ===========

     Income tax liability (asset) comprised the following:

                                                       1997           1996
                                                    -----------    -----------
Current:
  Federal.........................................  $    57,122    $    20,306
  State...........................................      178,000        (36,146)
                                                    -----------    -----------
                                                        235,122        (15,840)
                                                    -----------    -----------
Deferred:
  Federal.........................................   (2,779,435)    (3,614,523)
  State...........................................     (725,500)      (865,139)
                                                    -----------    -----------
                                                     (3,504,935)    (4,479,662)
                                                    -----------    -----------
                                                    $(3,269,813)   $(4,495,502)
                                                    ===========    ===========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     The components of the net deferred tax asset are as follows:

                                                         1997          1996
                      FEDERAL                         ----------    ----------
Deferred tax liabilities:
  Depreciation......................................  $1,935,812    $1,778,312
  Valuation of trust assets.........................     587,417       631,750
  Core deposit premium..............................     392,237       516,102
  Leases............................................      88,074        91,279
  Unrealized gain on investment securities..........     470,534
  Other.............................................      14,870        36,572
                                                      ----------    ----------
Gross deferred tax liability........................   3,488,944     3,054,015
                                                      ----------    ----------
Deferred tax assets:
  California franchise tax..........................     772,222       699,521
  Bad debt and credit loss deduction................   3,408,617     2,888,135
  Other real estate owned reserves..................     674,365     1,369,386
  Deferred compensation.............................   1,075,919     1,169,904
  Self-insurance reserves...........................     176,752       147,485
  Unrealized loss on investment securities..........                   118,694
  Other.............................................     160,504       275,413
                                                      ----------    ----------
Gross deferred tax asset............................   6,268,379     6,668,538
                                                      ----------    ----------
Net deferred tax asset -- federal...................  $2,779,435    $3,614,523
                                                      ==========    ==========

                       STATE
Deferred tax liabilities:
  Depreciation......................................  $  507,255    $  540,081
  Valuation of trust assets.........................     181,931       203,965
  Core deposit premium..............................     121,481       166,627
  Unrealized gain on investment securities..........      96,375
  Other.............................................                     6,586
                                                      ----------    ----------
Gross deferred tax liability........................     907,042       917,259
                                                      ----------    ----------
Deferred tax assets:
  Bad debt and credit loss deduction................     943,553       756,914
  Other real estate owned reserves..................     208,860       442,116
  Deferred compensation.............................     333,227       377,704
  Self-insurance reserves...........................      54,743        47,617
  Unrealized loss on investment securities..........                    24,916
  Other.............................................      92,159       133,131
                                                      ----------    ----------
Gross deferred tax asset............................   1,632,542     1,782,398
                                                      ----------    ----------
Net deferred tax asset -- state.....................  $  725,500    $  865,139
                                                      ==========    ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                           1997                      1996                     1995
                                   ---------------------     --------------------     --------------------
                                     AMOUNT      PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                   -----------   -------     ----------   -------     ----------   -------
Federal income tax at statutory
  rate...........................  $ 9,780,014    35.0%      $8,018,372    35.0%      $6,861,155    35.0%
State franchise taxes, net of
  federal benefit................    1,968,857     7.1        1,732,558     7.6        1,397,010     7.1
Tax-exempt interest..............   (1,359,357)  (4.9)         (848,998)  (3.7)         (627,409)  (3.2)
Other, net.......................      183,597     0.6          674,367     2.9          515,086     2.6
                                   -----------    ----       ----------    ----       ----------    ----
                                   $10,573,111    37.8%      $9,576,299    41.8%      $8,145,842    41.5%
                                   ===========    ====       ==========    ====       ==========    ====

 8. DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $186,265,000 and $125,612,000 at December 31, 1997 and 1996,
respectively. Interest expense on such deposits amounted to approximately $8,016,000 (1997), $6,496,000 (1996) and $4,924,000 (1995).

     At December 31, 1997, the scheduled maturities of time certificates of deposit are as follows:

1998...........................  $257,021,687
1999...........................     5,956,795
2000...........................       969,513
2001...........................       218,644
2002 and thereafter............       243,910
                                 ------------
                                 $264,410,549
                                 ============

 9. SHORT-TERM BORROWINGS

     During 1997 and 1996, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank (the "FHLB"). The Bank had outstanding balances of $45,000,000 and $40,000,000 under these agreements at December 31, 1997 and 1996, with weighted average interest rates of 5.8% and 5.5%, respectively. The FHLB is holding certain investment securities of the Bank as collateral for these borrowings. In addition, on December 31, 1997 and 1996, the Bank entered into overnight agreements with a financial institution to borrow $4,000,000 at 6.3% annual interest and $16,000,000 at 8.0% annual interest, respectively. The Bank maintains cash deposits with the financial institution as collateral for these borrowings.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, excluding property taxes and insurance, are approximately as follows:

1998.............................  $1,359,000
1999.............................   1,373,000
2000.............................   1,173,000
2001.............................     732,000
2002.............................     576,000
Succeeding years.................   1,495,000
                                   ----------
Total minimum payments
  required.......................  $6,708,000
                                   ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     Total rental expense for the Company was approximately $1,565,000 (1997), $1,401,000 (1996) and $1,785,000 (1995).

     At December 31, 1997, the Bank had commitments to extend credit of approximately $153,653,000 and obligations under letters of credit of $7,915,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

     The Bank has available lines of credit totaling $70,000,000 from certain financial institutions.

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

11. DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena ("CCT&SB"), the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $54,000 and $51,000 for the years ended December 31, 1997 and 1996, respectively.

     The Bank also assumed a death benefit program for certain former employees of CCT&SB under which the Bank will provide benefits to the former employees beneficiary 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employee's beneficiaries over a ten-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees amounted to approximately $221,000 and $170,000 for the years ended December 31, 1997 and 1996, respectively.

12. 401(K) AND PROFIT-SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors and amounted to approximately $1,021,000
(1997), $888,000 (1996) and $780,000 (1995).

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

13. EARNINGS PER SHARE RECONCILIATION

                                                                  WEIGHTED
                                                  INCOME       AVERAGE SHARES    PER SHARE
                                                (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                -----------    --------------    ---------
DECEMBER 31, 1997
BASIC EPS
Income available to common stockholders.......  $17,369,787      14,986,220       $ 1.16
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options.........................                      602,864        (0.05)
                                                -----------      ----------       ------
DILUTED EPS
Income available to common stockholders.......  $17,369,787      15,589,084       $ 1.11
                                                ===========      ==========       ======
DECEMBER 31, 1996
BASIC EPS
Income available to common stockholders.......  $13,333,336      14,892,732       $ 0.90
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options.........................                      526,370        (0.03)
                                                -----------      ----------       ------
DILUTED EPS
Income available to common stockholders.......  $13,333,336      15,419,102       $ 0.87
                                                ===========      ==========       ======
DECEMBER 31, 1995
BASIC EPS
Income available to common stockholders.......  $11,457,459      14,675,755       $ 0.78
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options.........................                      610,304        (0.03)
                                                -----------      ----------       ------
DILUTED EPS
Income available to common stockholders.......  $11,457,459      15,286,059       $ 0.75
                                                ===========      ==========       ======

14. STOCK OPTION PLANS

     The Company has granted options to purchase shares of the Company's common stock to certain officers and directors under plans established in 1981 and 1991. The 1981 plan had 84,795 options outstanding at December 31, 1995, all of which were exercised during 1996, and no more options can be granted under this plan. The 1991 plan authorizes the issuance of up to 2,053,400 shares. Option prices under the plan are to be determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than ten years from the grant date.

     At December 31, 1997, options for the purchase of 930,002 shares of the Company's common stock were outstanding under the plan, of which options to purchase 756,132 shares were exercisable at prices ranging from $3.42 to $10.00; 812,843 shares of common stock were available for the granting of future options under

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
the 1991 plan. The following table presents the status of all optioned shares and per share amounts after giving effect to the 3-for-2 stock split:

                                                    SHARES       PRICE RANGE
                                                  ----------    --------------
Outstanding at January 1, 1995..................   1,075,608    $1.21 - $ 7.06
  Granted.......................................     203,945     7.71 -   8.18
  Exercised.....................................     (82,642)    3.42 -   6.60
  Canceled......................................     (23,301)    3.42 -   3.42
                                                  ----------
Outstanding at December 31, 1995................   1,173,610     1.21 -   8.18
  Granted.......................................      63,525     8.87 -  10.00
  Exercised.....................................    (201,232)    1.21 -   7.72
  Canceled......................................      (6,892)    3.42 -   7.72
                                                  ----------
Outstanding at December 31, 1996................   1,029,011     3.42 -  10.00
  Granted.......................................      44,921     3.42 -  15.75
  Exercised.....................................    (125,679)    3.42 -   8.87
  Canceled......................................     (18,251)    3.42 -   8.87
                                                  ----------
Outstanding at December 31, 1997................     930,002    $3.42 - $15.75
                                                  ==========

     16,105 (1997), 14,641 (1996) and 13,310 (1995) shares of the Company's common stock have been granted to a key executive in accordance with his compensation agreement. This agreement does not require the granting of additional shares to this executive through the remaining term of the agreement. However, the Board of Directors may grant additional shares to this executive at its discretion.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for those options issued in accordance with the employment agreement discussed above. The following table presents the compensation cost for the Company's other stock option plans and the related impact on the results of operations if such cost had been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                            1997       1996
                                                          --------    -------
Reduction in net income.................................  $148,571    $43,024
Reduction in basic earnings per common share............  $   0.01    $  0.01
Reduction in diluted earnings per common share..........  $   0.01    $  0.01

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                            1997        1996
                                                          --------    --------
Dividend yield..........................................       1.4%        0.2%
Volatility..............................................      26.2%       23.8%
Risk-free interest rate.................................       6.0%        6.5%
Expected life...........................................  10 years    10 years

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

15. REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997 and 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained.

     There are no conditions or events since that notification which management believes have changed the institutions' category.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                                           TO BE WELL
                                                                    FOR CAPITAL         CAPITALIZED UNDER
                                                                     ADEQUACY           PROMPT CORRECTIVE
                                                 ACTUAL              PURPOSES:         ACTION PROVISIONS:
                                            ----------------    -------------------    -------------------
                                             AMOUNT    RATIO    AMOUNT        RATIO    AMOUNT        RATIO
                                            --------   -----    -------       -----    -------       -----
                                             (000S)             (000S)                 (000S)
As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)
                                                                          greater
                                                                          than or
                                                                          equal
     Company..............................  $100,005   13.4%    $59,704   to   8.0%                   N/A
                                                                          greater                greater
                                                                          than or                than or
                                                                          equal                  equal
     Bank.................................    97,855   13.1%     59,759   to   8.0%    $74,698   to  10.0%
  Tier I Capital (to Risk-Weighted Assets)
                                                                          greater
     Company..............................    90,495   12.1%     29,916   than  4.0%                  N/A
                                                                          greater                greater
     Bank.................................    88,374   11.8%     29,957   than  4.0%    44,936   than  6.0%
  Tier I Capital (to Average Assets)
                                                                          greater
                                                                          than or
                                                                          equal
     Company..............................    90,495    7.6%     47,629   to   4.0%                   N/A
                                                                          greater                greater
                                                                          than or                than or
                                                                          equal                  equal
     Bank.................................    88,374    7.4%     47,770   to   4.0%     59,712   to   5.0%
As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets)
                                                                          greater
                                                                          than or
                                                                          equal
     Company..............................    86,561   12.3%     56,300   to   8.0%                   N/A
                                                                          greater                greater
                                                                          than or                than or
                                                                          equal                  equal
     Bank.................................    83,769   11.9%     56,315   to   8.0%     70,394   to  10.0%
  Tier I Capital (to Risk-Weighted Assets)
                                                                          greater
     Company..............................    77,591   11.0%     28,215   than  4.0%                  N/A
                                                                          greater                greater
     Bank.................................    74,832   10.7%     27,975   than  4.0%    41,962   than  6.0%
  Tier I Capital (to Average Assets)
                                                                          greater
                                                                          than or
                                                                          equal
     Company..............................    77,591    7.2%     43,173   to   4.0%                   N/A
                                                                          greater                greater
                                                                          than or                than or
                                                                          equal                  equal
     Bank.................................    74,832    7.0%     42,761   to   4.0%     53,451   to   5.0%

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1997, declare and pay additional dividends of approximately $33,000,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 1997, this reserve requirement was approximately $697,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           1997        1996
                                                         --------    --------
Assets:
  Investment in Citizens Business Bank.................  $ 99,964    $ 86,328
  Other assets, net....................................     6,133       6,319
                                                         --------    --------
          Total assets.................................  $106,097    $ 92,647
                                                         ========    ========
Liabilities............................................  $  4,012    $  3,560
Stockholders' equity...................................   102,085      89,087
                                                         --------    --------
          Total liabilities and stockholders' equity...  $106,097    $ 92,647
                                                         ========    ========

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                 1997       1996       1995
                                                -------    -------    -------
Equity in earnings of Citizens Business
  Bank........................................  $17,568    $13,596    $11,632
Other expense, net............................     (198)      (263)      (175)
                                                -------    -------    -------
Net earnings..................................  $17,370    $13,333    $11,457
                                                =======    =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       1997        1996        1995
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $ 17,370    $ 13,333    $ 11,457
                                                     --------    --------    --------
  Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
     Earnings of Citizens Business Bank............   (17,568)    (13,596)    (11,632)
     Other operating activities, net...............     1,272       1,028      (1,839)
                                                     --------    --------    --------
          Total adjustments........................   (16,296)    (12,568)    (13,471)
                                                     --------    --------    --------
       Net cash provided by (used in) operating
          activities...............................     1,074         765      (2,014)
                                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Citizens Business Bank...     4,900         600       4,296
  Dividends received from Community Trust Deed
     Services......................................       140
  Sale of premises and land........................                 1,588
                                                     --------    --------    --------
       Net cash provided by investing activities...     5,040       2,188       4,296
                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock...................    (4,503)     (3,083)     (2,597)
  Proceeds from exercise of stock options..........       532         415         283
  Stock repurchase.................................    (1,935)
                                                     --------    --------    --------
       Net cash used in financing activities.......    (5,906)     (2,668)     (2,314)
                                                     --------    --------    --------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................       208         285         (32)
Cash and Cash Equivalents, Beginning of Year.......     1,045         760         792
                                                     --------    --------    --------
Cash and Cash Equivalents, End of Year.............  $  1,253    $  1,045    $    760
                                                     ========    ========    ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
                                                MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                ---------    -------    ------------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Net interest income.........................     $14,077     $14,463      $15,280         $15,860
Provision for credit losses.................         780         275          915             700
Net earnings................................       3,350       3,750        4,785           5,485
Basic earnings per common share.............        0.22        0.25         0.32            0.37
Diluted earnings per common share...........        0.21        0.24         0.31            0.35
1996
Net interest income.........................     $11,648     $13,679      $14,001         $14,100
Provision for credit losses.................       1,213         430          515             730
Net earnings................................       2,758       3,297        3,656           3,622
Basic earnings per common share.............        0.19        0.22         0.24            0.24
Diluted earnings per common share...........        0.18        0.22         0.24            0.23

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

18. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1997 and 1996. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                             1997                          1996
                                  ---------------------------   ---------------------------
                                    CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                     AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                  ------------   ------------   ------------   ------------
ASSETS

Cash and due from banks.........  $107,724,671   $107,724,671   $142,501,555   $142,501,555
Investment securities held to
  maturity......................    58,043,631     59,658,112     50,733,695     51,547,849
Investment securities available
  for sale......................   434,106,380    434,106,380    333,347,741    333,347,741
Loans and lease finance
  receivables, net..............   605,483,738    594,315,000    576,686,562    578,756,000
Accrued interest receivable.....     7,098,454      7,098,454      6,957,690      6,957,690

LIABILITIES
Deposits:
  Noninterest-bearing...........   469,841,191    469,841,191    431,183,256    431,183,256
  Interest-bearing..............   605,854,131    605,865,000    559,413,367    559,670,000
Demand note to U.S. Treasury....     7,922,323      7,922,323     12,609,866     12,609,866
Short-term borrowings...........    49,000,000     49,000,000     56,000,000     56,000,000
Securities purchased not
  settled.......................    10,300,000     10,300,000
Acrued interest payable.........     3,279,124      3,279,124      2,857,475      2,857,475

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

          The carrying amount of cash and due from banks is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from an independent pricing service.

          The carrying amount of loans and lease financing receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees, and the allocable portion of the allowance for credit losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans on nonaccrual status, is considered to be their estimated fair value.

          The fair value of fixed rate loans, other than such loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers' credit risks since the origination of such loans.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

     Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

          The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1997 and 1996 includes the carrying amount of nonaccrual loans at each respective date.

          The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 1997 or 1996, as these instruments predominantly have adjustable terms and are of a short-term nature.

          The amounts of accrued interest receivable on loans and lease finance receivables and investments are considered to be stated at fair value.

          The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings, securities purchased not settled and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19. BUSINESS ACQUISITIONS

     On March 29, 1996, the Bank acquired by merger CCT&SB. A summary of the significant components of the acquisition, which was accounted for as a purchase, is as follows:

Cash and cash equivalents.............................  $  15,521,899
Fair value of investments acquired....................     47,144,936
Fair value of loans acquired, net.....................     58,914,520
Fair value of other assets acquired...................      7,965,550
Fair value of deposits assumed........................   (111,736,346)
Fair value of other liabilities assumed, net of
  expenses incurred in connection with the
  acquisition.........................................     (4,021,775)
Goodwill and other intangibles........................      4,533,322
                                                        -------------
Consideration paid....................................  $  18,322,106
                                                        =============

     The results of operations since the date of the acquisition are included in the accompanying consolidated statements of earnings.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CVB Financial Corp.
Ontario, California:

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

---------------------------------------------------

    Deloitte & Touche LLP


Los Angeles, California
January 23, 1998

                               INDEX TO EXHIBITS


    EXHIBIT NO.                                                                 PAGE
    -----------                                                                 ----
     3.1          Articles of Company, as amended.............................    *
     3.2          Bylaws of Company, as amended(1)............................    *
     3.3          Amendment to Articles of Company............................
    10.1          Reserved....................................................    *
    10.2          Agreement by and among D. Linn Wiley, CVB Financial Corp.
                  and Chino Valley Bank dated August 8, 1991(1)...............    *
    10.3          Chino Valley Bank Profit Sharing Plan, as amended(2)........    *
    10.4          Definitive Agreement by and between CVB Financial Corp. and
                  Huntington Bank dated January 6, 1987(3)....................    *
    10.5          Transam One Shopping Center Lease dated May 20, 1986, by and between Transam One and Chino Valley Bank for the East Chino
                  Office(3)...................................................    *
    10.6          Sublease dated November 1, 1986, by and between Eldorado
                  Bank and Chino Valley Bank for the East Highland
                  Office(3)...................................................    *
    10.7          Lease Assignment, Acceptance and Assumption and Consent
                  dated December 23, 1986, executed by the FDIC, Receiver of
                  Independent National Bank, Covina, California, as Assignor,
                  Chino Valley Bank, as Assignee, and INB Bancorp, as Landlord
                  under that certain Ground Lease dated September 30, 1983 by and between INB Bancorp and Independent National Bank for
                  the Covina Office(3)........................................    *
    10.8          Lease Assignment dated May 15, 1987 and Consent of Lessor
                  dated April 21, 1987 executed by Huntington Bank, as
                  Assignor, Chino Valley Bank as Assignee and Gerald G. Myers
                  and Lynn H. Myers as Lessors under that certain lease dated
                  March 1, 1979 between Lessors and Huntington Bank for the
                  Arcadia Office(4)...........................................    *
    10.9          Lease Assignment dated May 15, 1987 and Consent of Lessor
                  dated March 18, 1987 executed by Huntington Bank, as
                  Assignor, Chino Valley Bank as Assignee and George R. Meeker
                  as Lessor under that certain Memorandum of Lease dated May
                  1, 1982 between Lessor and Huntington Bank for the South
                  Arcadia Office(4)...........................................    *
    10.10         Lease Assignment dated May 15, 1987 and Consent of Lessor
                  dated March 17, 1987 executed by Huntington Bank, as
                  Assignor, Chino Valley Bank as Assignee and William R.
                  Hayden and Marie Virginia Hayden as Lessor under that
                  Certain Lease and Sublease, dated March 1, 1983, as amended, between Lessors and Huntington Bank for the San Gabriel
                  Office(4)...................................................    *
    10.11         Lease Assignment dated May 15, 1987 executed by Huntington
                  Bank as Assignor and Chino Valley Bank as Assignee under
                  that certain Shopping Center Lease dated June 1, 1982,
                  between Anita Associates, a limited partnership and
                  Huntington Bank for the Santa Anita ATM Branch(4)...........    *
    10.12         Office Building Lease between Havenpointe Partners Ltd. and
                  CVB Financial Corp. dated April 14, 1987 for the Ontario
                  Airport Office(4) ..........................................    *
    10.13         Form of Indemnification Agreement(5)........................    *
    10.14         Office Building Lease between Chicago Financial Association
                  I, a California Limited Partnership and CVB Financial Corp.
                  dated October 17, 1989, as amended, for the Riverside
                  Branch(6)...................................................    *
    10.15         Office Building Lease between Lobel Financial Corporation
                  and Chino Valley Bank dated June 12, 1990, for the Premier
                  Results data processing center(2)...........................    *
    10.16         Office Space Lease between Rancon Realty Fund IV and Chino
                  Valley Bank dated September 6, 1990, for the Tri-City
                  Business Center Branch(2)...................................    *

    EXHIBIT NO.                                                                 PAGE
    -----------                                                                 ----
    10.17         1991 Stock Option Plan......................................
    10.18         Reserved....................................................    *
    10.19         Reserved....................................................    *
    10.20         Lease by and between Allan G. Millew and William F. Kragness and Chino Valley Bank dated March 5, 1993 for the Fontana
                  Office(7)...................................................    *
    10.21         Office Lease by and between Mulberry Properties and Chino
                  Valley Bank dated October 12, 1992(7).......................    *
    10.22         Reserved....................................................    *
    10.23         Reserved....................................................    *
    10.24         Reserved....................................................    *
    10.25         Lease by and between Bank of America and Chino Valley Bank
                  dated October 15, 1993, for the West Arcadia Office(8)......    *
    10.26         Lease by and between RCI Loring and CVB Financial Corp dated
                  March 11, 1993, for the Riverside Office(8).................    *
    10.27         Lease by and between 110 Wilshire Building Partners, a
                  California Partnership and Chino Valley Bank dated October
                  21, 1994 for the Fullerton Office(9)........................    *
    10.28         Reserved....................................................    *
    10.29         Severance Compensation Agreement dated September 30, 1996
                  with Edwin J. Pomplun.......................................
    10.30         Severance Compensation Agreement dated September 20, 1996
                  with Frank Basirico.........................................
    10.31         Severance Compensation Agreement dated September 27, 1996
                  with Jay Coleman............................................
    10.32         Severance Compensation Agreement dated September 20, 1996
                  with Michael L. Thompson....................................
    10.33         Severance Compensation Agreement dated September 27, 1996
                  with Tony Ellis.............................................
    10.34         Severance Compensation Agreement dated May 30, 1997 with
                  Nancy Sinclair..............................................
    10.35         Severance Compensation Agreement dated February 1, 1998 with
                  Edward Biebrich.............................................
    22            Subsidiaries of Company(7)..................................    *
    23            Consent of Independent Certified Public Accountants.........
    27            Financial Data Schedule.....................................



---------------

 *  Not applicable.

(1) Filed as Exhibits 3.2, 10.2 and 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-10394, which are incorporated herein by this reference.

(2) Filed as Exhibits 10.3, 10.15 and 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.


(3) Filed as Exhibits 10.4, 10.5, 10.6 and 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission file number 1-10394, which are incorporated herein by this reference.



(4) Filed as Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission file number 1-10394, which are incorporated herein by this reference.


(5) Filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(6) Filed as Exhibits 3.1, 10.1 and 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission file number 1-10394, which are incorporated herein by this reference.

(7) Filed as Exhibit 10.20, 10.21 and 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-10394, which are incorporated herein by this reference.

(8) Filed as Exhibit 10.22, 10.24, 10.25 and 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-10394, which are incorporated herein by this reference.

(9) Filed as Exhibit 10.27 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.