Form 10-Q
period 1998-03-31
CVB FINANCIAL CORP
filed 1998-05-13
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended March 31, 1998         Commission File Number: 1-10394


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


                                    YES X NO

Number of shares of common stock of the registrant: 15,036,005 outstanding as of
                                 April 30, 1998.

This Form 10-Q contains 36 pages. Exhibit index on page 23.

                         PART I - FINANCIAL INFORMATION

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          dollar amounts in thousands

                                                     March 31,      December 31,
                                                       1998             1997
                                                    (unaudited)
ASSETS
Investment securities held-to-maturity
  (market values of $59,215 and $59,658)            $     57,723    $     58,044
Investment securities available-for-sale                 507,552         434,106
Federal funds sold                                         4,000               0
Loans and lease finance receivables, net                 606,210         605,484
                                                    ------------    ------------
  Total earning assets                                 1,175,485       1,097,634
Cash and due from banks                                   91,167         107,725
Premises and equipment, net                               21,942          23,415
Other real estate owned, net                               4,895           4,395
Goodwill and intangibles                                  10,523          10,818
Other assets                                              13,822          14,782
                                                    ------------    ------------
   TOTAL                                            $  1,317,834    $  1,258,769
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
    Noninterest-bearing                             $    441,954    $    469,841
    Interest-bearing                                     645,611         605,854
                                                    ------------    ------------
                                                       1,087,565       1,075,695
   Demand note issued to U.S. Treasury                     7,674           7,922
   Federal Funds Purchased                                     0           4,000
   Repurchase Agreement                                   85,000          45,000
   Securities purchased not settled                       17,235          10,300
   Long-term capitalized lease                               422             429
   Other liabilities                                      14,850          13,339
                                                    ------------    ------------
                                                       1,212,746       1,156,685
Stockholders' Equity:
 Preferred stock (authorized, 20,000,000 shares
   without par; none issued or outstanding)                    0               0
 Common stock (authorized, 50,000,000 shares
   without par; issued and outstanding
   15,016,958 and 14,974,732)                             62,318          62,255
 Retained earnings                                        42,310          39,057
 Accumulated other comprehensive income                      460             772
                                                    ------------     -----------
                                                         105,088         102,084
                                                    ------------     -----------
  TOTAL                                             $  1,317,834     $ 1,258,769
                                                    ============     ===========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share

                                                For the Three Months
                                                   Ended March 31,
                                                      1998          1997
Interest income:
 Loans, including fees                            $  15,073    $   14,000
 Investment securities:
   Taxable                                            6,787         5,030
   Tax-advantaged                                       906           555
                                                  ---------    ----------
                                                      7,693         5,585
 Federal funds sold and interest bearing
   deposits with other financial institutions            82            72
                                                  ---------    ----------
                                                     22,848        19,657
Interest expense:
 Deposits                                             5,790         4,867
 Other borrowings                                     1,226           713
                                                  ---------    ----------
                                                      7,016         5,580
                                                  ---------    ----------
  Net interest income                                15,832        14,077
Provision for credit losses                             850           780
                                                  ---------    ----------
  Net interest income after
   provision for credit losses                       14,982        13,297
Other operating income:
  Service charges on deposit accounts                 1,742         1,777
  Gains on sale of other real estate owned               15             1
  Trust services                                        886           755
  Gain on sale of premises and equipment                513            16
  Other                                                 840           730
                                                  ---------    ----------
                                                      3,996         3,279
Other operating expenses:
  Salaries and employee benefits                      5,639         5,499
  Deposit insurance premiums                             30            27
  Occupancy                                           1,083           801
  Equipment                                             894           828
  Provision for losses on other real estate owned       500           315
  Other                                               3,215         3,499
                                                  ---------    ----------
                                                     11,361        10,969
                                                  ---------    ----------
Earnings before income taxes                          7,617         5,607
Provision for income taxes                            2,852         2,257
                                                  ---------    ----------
  Net earnings                                    $   4,765    $    3,350
                                                  =========    ==========

Basic earnings per common share                   $    0.32    $     0.22
                                                  =========    ==========
Diluted earnings per common share                 $    0.30    $     0.21
                                                  =========    ==========

Cash dividends per common share                   $    0.10    $     0.07
                                                  =========    ==========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN EQUITY
                                   (unaudited)
                           dollar amounts in thousands

                                                                                          Accumulated
                                                                                              Other
                                                            Comprehensive   Retained    Comprehensive   Common
                                                     Total      Income      Earnings        Income       Stock
                                                   -------- -------------   --------   --------------   -------
Beginning balance, January 1, 1997                 $ 89,087                 $ 27,341           ($196)   $61,942
Comprehensive income
 Net Income                                         17,370    $ 17,370        17,370
 Other comprehensive income, net of tax
  Unrealized (losses) on securities, net of
   reclassification adjustment (see disclosure)        968         968                           968
                                                              ---------
Comprehensive income                                          $ 18,338
                                                              =========
Common Stock issued                                    904                                                  904
Repurchase of Common Stock                          (1,935)                   (1,344)                      (591)
Tax benefit from exercise of stock options             193                       193
Dividends declared on common stock                  (4,503)                   (4,503)
                                                   --------                 ---------    ------------   --------
Ending balance, December 31, 1997                  $102,084                  $39,057            $772    $62,255
                                                   --------                 ---------    ------------   --------
Comprehensive income
 Net Income                                           4,765     $4,765         4,765
 Other comprehensive income, net of tax
  Unrealized (losses) on securities, net of
   reclassification adjustment (see disclosure)        (312)      (312)                         (312)
                                                              ---------
Comprehensive income                                            $4,453
                                                              =========
Common Stock issued                                      63                                                  63
Dividends declared on common stock                   (1,512)                  (1,512)
                                                   ---------                ---------    ------------   --------
Ending balance, March 31, 1998                     $105,088                   $42,310           $460    $62,318
                                                   =========                =========    ============   ========


Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $711                                    $    977
Less:
 Reclassification adjustment for gains included in net income,
  net of tax effects of $7                                          (9)
                                                              ---------
Net unrealized gain on securities, December 31, 1997          $    968
                                                              =========

Unrealized holding losses arising during period,
net of tax effects of $229                                    $   (302)
Less:
 Reclassification adjustment for gains included in net income,
  net of tax effects of $7                                         (10)
                                                              ---------
Net unrealized losses on securities, March 31, 1998          $    (312)
                                                              =========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                    For the Three Months
                                                                        Ended March 31,
                                                                      1998           1997
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                          $     23,288   $     19,355
      Service charges and other fees received                           3,978          4,404
      Interest paid                                                    (6,516)        (5,539)
      Cash paid to suppliers and employees                            (11,667)       (10,622)
      Income taxes paid                                                     0              0
                                                                 -------------  -------------
        Net cash provided by operating activities                       9,083          7,598
                                                                 -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale             18,286          4,496
      Proceeds from maturities of securities available for sale        24,058         19,334
      Proceeds from maturities of securities held to maturity             354            342
      Purchases of securities available for sale                     (109,944)       (38,669)
      Purchases of securities held to maturity                           (114)        (4,455)
      Net (increase) decrease in loans                                 (2,606)         3,159
      Proceeds from sale of premises and equipment                      2,058             14
      Purchase of premises and equipment                                 (851)          (404)
      Other investing activities                                          946            433
                                                                 -------------  -------------
        Net cash used in investing activities                         (67,813)       (15,750)
                                                                 -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in transaction deposits                   4,151        (41,516)
      Net increase in time deposits                                     7,718          3,955
      Net increase (decrease) in short-term borrowings                 35,752         (1,693)
      Cash dividends on common stock                                   (1,512)        (1,015)
      Proceeds from exercise of stock options                              63            283
                                                                 -------------  -------------
        Net cash provided by (used in) financing activities            46,172        (39,986)
                                                                 -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (12,558)       (48,138)
CASH AND CASH EQUIVALENTS, beginning of period                        107,725        142,502
                                                                 -------------  -------------
CASH AND CASH EQUIVALENTS, March 31,                             $     95,167   $     94,364
                                                                 =============  =============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                      1998          1997
                                                                                  -----------   -----------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
      Net earnings                                                                 $   4,765     $   3,350
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Amortization of premiums (accretion of discount) on investment securities          646           (50)
      Provisions for loan and OREO losses                                              1,350         1,095
      Depreciation and amortization                                                      780           760
      Change in accrued interest receivable                                             (206)          351
      Change in accrued interest payable                                                 500            41
      Change in other assets and liabilities                                           1,248         2,051
                                                                                  -----------   -----------
        Total adjustments                                                              4,318         4,248
                                                                                  -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $   9,083     $   7,598
                                                                                  ===========   ===========

Supplemental Schedule of Noncash Investing and Financing Activities
      Securities purchased and not settled                                        $   17,235    $    9,837

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1998, and 1997

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1997 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $7.4 million at March 31, 1998. Of this total, $4.5 million, or 61.46%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $7.8 million. At March 31, 1998, $2.9 million, or 38.54%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

2. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1998, the Company had entered into commitments with certain customers amounting to $161.1 million compared to $153.7 million at December 31, 1997. Letters of credit at March 31, 1998, and December 31, 1997, were $8.2 million and $7.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1998, was 15,016,958. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. The number of shares used in the calculation of basic earnings per share was 15,032,844 for the three month period ended March 31, 1998 and 15,019,479 for the three month period ended March 31, 1997. The number of shares used in the calculation of diluted earnings per share was 15,699,837 for the three month period ended March 31, 1998, and 15,584,777 for the three month period ended March 31, 1997. All 1997 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 3-for-2 stock split declared on December 17, 1997.

6. Supplemental cash flow information. During the three-month period ended March 31, 1998, loans amounting to $1.0 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1997 Annual Report on Form 10-K. Certain statements in the Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors that May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

                              RESULTS OF OPERATIONS
     The Company reported net earnings of $4.8 million for the first quarter of 1998. This represented an increase of $1.4 million, or 42.26%, over net earnings of $3.4 million for the first quarter of 1997. Basic earnings per share increased to $0.32 per share for the most recent quarter, compared to basic earnings per share of $0.22 for the same period last year. Diluted earnings per share were $0.30 per share for the first quarter of 1998, compared to diluted earnings per share of $0.21 for the first quarter of 1997. The annualized return on average assets was 1.52%, and the annualized return on average equity was 18.08%, for the first quarter of 1998. For the first quarter of 1997, the annualized return on average assets was 1.22%, and the annualized return on average equity was 14.54%.

     Pre-tax operating earnings, which excludes the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $8.9 million for the first quarter of 1998. This represented an increase of $2.2 million, or 33.25%, over pre-tax operating income of $6.7 million for the first quarter of 1997.

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

     Net interest income totaled $15.8 million for the first quarter of 1998. This represented an increase of $1.7 million, or 12.47%, over net interest income of $14.1 million for the first quarter of 1997. The increase in net interest income was the result of an increase in average earning assets for the first quarter of 1998 compared to the first quarter of 1997. Net interest income increased for the first quarter of 1998 despite a lower yield on average earning assets and a higher cost of deposits and other interest bearing liabilities.

     Earning assets averaged $1.1 billion for the first quarter of 1998. This represented an increase of $180.2 million, or 18.77%, over average earning assets of $960.3 million for the first quarter of 1997.

     As the volume of earning assets increased, the net interest margin and net interest spread decreased. The net interest margin decreased to 5.68% for the first quarter of 1998, compared to a net interest margin of 5.96% for the first quarter of 1997. The net interest spread decreased to 4.22% for the first quarter of 1998, compared to a net interest spread of 4.71% for the first quarter of 1997.

     The decrease in the net interest margin and the net interest spread reflected both a lower yield on average earning assets and a higher cost of interest bearing liabilities. The yield on average earning assets decreased to 8.14% for the first quarter of 1998, from an average yield of 8.28% for the first quarter of 1997. The cost of interest bearing liabilities increased to 3.92% for the first quarter of 1998, compared to an average cost of 3.57% for the first quarter of 1997.

     The lower yield on average earning assets reflected a less profitable asset mix as average investment securities increased, and average loans decreased as a percentage of average earning assets. Investment securities typically have lower yields than loans. For the first quarter of 1998, average investment securities increased to 45.13% of average earning assets, compared an average of 38.87% of earning assets for the first quarter of 1997. Conversely, average gross loans decreased to 54.34% of average earning assets for the first quarter of 1998, compared to 60.53% for the first quarter of 1997.

     The greater concentration of earning assets as investment securities than loans for the first quarter of 1998 offset higher yields on both investment securities and loans. The yield on taxable investment securities increased to 6.29% for the first quarter of 1998 compared to a yield of 6.13% for the first quarter of 1997. The yield on loans increased to 9.73% for the first quarter of 1998, compared to a yield of 9.63% for the first quarter of 1997.

     The increased cost of average interest bearing liabilities resulted from both an increase in the cost of deposits and an increase in the cost of other borrowed funds. The cost of average savings deposits increased to 2.51% for the first quarter of 1998, compared to an average cost of 2.47% for the first quarter of 1997. The cost of time deposits increased to 5.26% for the first quarter of 1998, compared to an average cost of 5.12% for the first quarter of 1997. The cost of other borrowed funds increased to 5.58% for the first quarter of 1998, compared to an average cost of 5.14% for the first quarter of 1997.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 1998 and 1997. Rates for tax-advantaged investments are shown on a taxable equivalent basis using a 35.0% tax rate. Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials (dollars in thousands)

                                                             Three-month periods ended March 31,
                                                             1998                              1997
                                                 -----------------------------    -----------------------------
                                                      Average                          Average
ASSETS                                                Balance   Interest   Rate        Balance    Interest Rate
                                                 -------------------------------  -------------------------------
Investment Securities
  Taxable                                        $     431,480    6,787   6.29%   $    328,319    5,030    6.13%
  Tax-advantaged (F1)                                   83,251      906   6.11%         44,981      555    6.92%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions            5,989       82   5.48%          5,755       72    5.00%
Loans (F2) (F3)                                        619,780   15,073   9.73%        581,226   14,000    9.63%
                                                 ------------------------------  -------------------------------
Total Earning Assets                                 1,140,500   22,848   8.14%        960,281   19,657    8.28%
Total Non-earning Assets                               115,474                         139,651
                                                 -------------                   -------------
Total Assets                                     $   1,255,974                    $  1,099,932
                                                 =============                   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                    $     411,697                    $    367,287
Savings Deposits (F4)                                  359,117    2,250   2.51%        368,653    2,281    2.47%
Time Deposits                                          269,004    3,540   5.26%        201,878    2,586    5.12%
                                                 ------------------------------  -------------------------------
Total Deposits                                       1,039,818    5,790   2.23%        937,818    4,867    2.08%
                                                 ------------------------------  -------------------------------
Other Borrowings                                        87,953    1,226   5.58%         55,521      713    5.14%
                                                 ------------------------------  -------------------------------
Total Interest-Bearing Liabilities                     716,074    7,016   3.92%        626,052    5,580    3.57%
                                                 -------------                   -------------
Other Liabilities                                       22,791                          14,424
Stockholders' Equity                                   105,412                          92,169
                                                 -------------                   -------------
Total Liabilities and
  Stockholders' Equity                           $   1,255,974                    $  1,099,932
                                                 =============                   =============


Net interest spread                                                       4.22%                            4.71%
Net interest margin                                                       5.68%                            5.96%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1998, $1,186; 1997, $897.
(F3) Nonperforming loans are included in net loans as follows: 1998, $6,532; 1997, $13,355.
(F4) Includes interest-bearing demand and money market accounts.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                         Comparison of three-month period ended
                                            March 31, 1998 and 1997 Increase
                                        (decrease) in interest income or expense
                                                    due to changes in
                                                             Rate/
                                       Volume        Rate     Volume     Total
                                      ------------------------------------------
Interest Income:
  Taxable investment securities       $  1,581   $    134  $     42    $  1,757
  Tax-advantaged securities                471        (65)      (55)        351
  Fed funds sold & interest bearing
   deposits with other institutions          3          7          0         10
  Loans                                    928        136          9      1,073
                                      ------------------------------------------
Total earning assets                     2,983        212         (4)     3,191
                                      ------------------------------------------

Interest Expense:
  Savings deposits                         (59)        28         (1)       (32)
  Time deposits                            860         71         24        955
  Other borrowings                         416         61         36        513
                                      ------------------------------------------
Total interest-bearing liabilities       1,217        160         59      1,436
                                      ------------------------------------------

Net Interest Income                   $  1,766   $     52  $     (63)  $  1,755
                                      ==========================================

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

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of March 31, 1998.

                                              Estimated Net
                    Simulated                 Interest Income
                   Rate Changes                 Sensitivity
                -----------------             ---------------
                +200 basis points                 -1.30%
                -200 basis points                 -0.17%

     The table indicates that net interest income would decrease by approximately 1.30% over a 12 month period if there was a sustained and parallel 200 basis point downward shift in interest rates. Net interest income would decrease approximately 0.17% over a 12 month period if there was a sustained and parallel 200 basis point upward shift in interest rates.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses. The allowance is increased by a provision for credit losses charged against operating results and from recoveries on loans previously charged off. The allowance is reduced by loan losses charged to the allowance. The allowance for credit losses was $12.4 million at March 31, 1998. This represented an increase of $910,000, or 7.89%, over the allowance for credit losses of $11.5 million at December 31, 1997. At March 31, 1998, the allowance for credit losses was equal to 2.01% of gross loans, representing an increase from an allowance for credit losses that was equal to 1.87% of gross loans at December 31, 1997.

     For the first quarter of 1998, the provision for credit losses was $850,000. This represents an increase of $70,000, or 8.97%, from a provision for credit losses of $780,000 for the first quarter of 1997. For the first quarter of 1998, recoveries exceeded loans charged to the reserves, resulting in net recoveries credited to the allowance for credit losses of $60,000. Loans charged to the allowance for credit losses, net of recoveries, totaled $2,692,000 for the first quarter of 1997.

     Nonaccrual loans totaled $4.5 million at March 31, 1998. This represented an increase of $578,000, or 14.61%, compared to nonaccrual loans of $3.9 million at December 31, 1997. Table 6 presents nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) as of March 31, 1998, and December 31, 1997.

     The Company has adopted the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance was adequate at March 31, 1998 to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                              Three-months
(amounts in thousands)                                                 ended March 31,
                                                               ---------------------------------
                                                                   1998            1997
Amount of Total Loans at End of Period                         $  618,642      $  575,113
                                                               ===========     ===========
Average Total Loans Outstanding                                $  619,780      $  581,226
                                                               ===========     ===========
Allowance for Credit Losses at Beginning of Period             $   11,522      $   12,239
Loans Charged-Off:
  Real Estate Loans                                                     6           2,582
  Commercial and Industrial                                            99              75
  Consumer Loans                                                        5              39
                                                               -----------     -----------
    Total Loans Charged-Off                                           110           2,696
                                                               -----------     -----------

Recoveries:
  Real Estate Loans                                                   155               0
  Commercial and Industrial                                             4               1
  Consumer Loans                                                       11               3
                                                               -----------     -----------
    Total Loans Recovered                                             170               4
                                                               -----------     -----------
Net Loans Charged-Off                                                 (60)          2,692
                                                               -----------     -----------
Provision Charged to Operating Expense                                850             780
                                                               -----------     -----------
Allowance for Credit Losses at End of period                   $   12,432      $   10,327
                                                               ===========     ===========

Net Loans Charged-Off to Average Total Loans*                      -0.04%           1.85%
Net Loans Charged-Off to Total Loans at End of Period*             -0.04%           1.87%
Allowance for Credit Losses to Average Total Loans                  2.01%           1.78%
Allowance for Credit Lossess to Total Loans at End of Period        2.01%           1.80%
Net Loans Charged-Off to allowance for Credit Losses*              -1.93%         104.27%
Net Loans Charged-Off to Provision for Credit Losses               -7.06%         345.13%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

     Other operating income includes service charges on deposit accounts, fee income from the Asset Management Division, gain (or loss) on sale of securities or other real estate owned, gross revenue from Community Trust Deed Services (the Company's non-bank subsidiary), and other revenue not derived from interest on earning assets. Other income for the first quarter of 1998 totaled $4.0 million. This represented an increase of $717,000, or 21.87%, from total other operating income of $3.3 million for the first quarter of 1997. Trust services income increased $131,000, or 17.35%, for the first quarter of 1998 compared to the same period last year. In March of 1998, the Bank sold an office building it owned in Orange County, California. The Bank entered into a lease agreement with the purchaser to lease back that portion of the building used as its Brea office. The Bank realized a gain on the sale of approximately $450,000 which is included in the $513,000 gain on sale of premises and equipment for the first quarter of 1998. During the first three months of 1997, gains on sale of premises and equipment totaled $16,000.

Other Operating Expenses

     Other operating expenses totaled $11.4 million for the first quarter of 1998. This represented an increase of $392,000, or 3.57%, over other operating expenses of $11.0 million for the first quarter of 1997. As a percent of average assets, annualized other operating expenses for the first quarter of 1998 decreased to 3.62%, compared to a ratio of 3.99% for the first quarter of 1997. The decrease in the ratio indicates that the Company is managing a greater level of assets at a proportionately lower average cost. As a percent of net revenue operating expenses decreased to 57.30% for the first quarter of 1998, compared to a ratio of 63.19% for the first quarter of 1997. The decrease in the ratio is an indicator of increased operating efficiency.

     Salaries and related expenses totaled $5.6 million for the first quarter of 1998. This represented an increase of $140,000, or 2.56%, over total salaries and related expenses of $5.5 million for the first quarter of 1997. Annualized and as a percent of average assets, salaries and related expenses decreased to 1.80% for the first quarter of 1998, compared to a ratio 2.0% for the first quarter of 1997.

     Occupancy expenses totaled $1.1 million for the first quarter of 1998. This represented an increase of $282,000, or 35.32%, over occupancy expenses of $801,000 for the first quarter of 1997. In March of 1998, the Bank sold an office building it owned in Orange County, California. The Bank entered a lease agreement with the purchaser to lease back that portion of the building used as its Brea office. The Bank realized a gain on the sale of approximately $450,000.

     The Bank provides an allowance for the potential of losses on other real estate owned (OREO) by charging a provision to earnings. For the first quarter of 1998, the provision for potential OREO losses totaled $500,000. This represented an increase of $185,000, or 58.73%, compared to a provision for potential OREO losses of $315,000 for the first quarter of 1997.

                             BALANCE SHEET ANALYSIS

     At March 31, 1998, total assets were $1.3 billion. This represented an increase of $59.1 million, or 4.69%, from total assets of $1.2 billion at December 31, 1997. Gross loans totaled $618.6 million at March 31, 1998. This represented an increase of $1.6 million, or 0.27%, from gross loans of $617.0 million at December 31, 1997. Total deposits were $1.1 billion at March 31, 1998, representing an increase of $11.9 million, or 1.10%, over total deposits reported at December 31, 1997.

Investment Securities and Debt Securities Available-for-Sale

     At March 31, 1998, investment securities totaled $565.3 million. This represented an increase of $73.1 million, or 14.86%, over total investments of $492.2 million at December 31, 1997. Table 4 sets forth investment securities classified as held-to-maturity and available-for-sale at March 31, 1998 and December 31, 1997.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                     March 31, 1998                                       December 31, 1997
                                               ----------------------------------------   -----------------------------------------
                                               Amortized   Market        Net      Yield   Amortized   Market        Net      Yield
                                                  Cost     Value     Unrealized              Cost     Value     Unrealized
                                                                     Gain/(Loss)                                Gain/(Loss)
                                               ----------------------------------------   -----------------------------------------
U.S. Treasury securities
      Available for Sale                       $ 41,185   $ 41,439   $      254   5.59%   $ 51,238   $ 51,525   $      287    5.71%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
      Available for Sale                        344,237    344,888          651   6.38%    279,835    280,920        1,085    6.41%
      Held to Maturity                            4,677      4,760           83   5.74%      4,969      5,068           99    6.49%

Other Government Agency Securities
      Available for Sale                         46,636     46,708           72   6.41%     53,052     53,018          (34)   6.52%

GNMA mortgage-backed pass-through
securities
      Available for Sale                         14,774     14,742          (32)  6.62%      9,854      9,878           24    6.61%
      Held to Maturity                              929      1,009           80   6.46%        964      1,046           82    6.53%

Tax-exempt Municipal Securities
      Available for Sale                         46,332     46,323           (9)  4.56%     25,364     25,509          145    4.56%
      Held to Maturity                           50,684     52,013        1,329   4.54%     50,789     52,222        1,433    4.52%

Other  securities
      Available for Sale                         13,452     13,452            0   0.00%     13,256     13,256            0    0.00%
      Held to Maturity                            1,433      1,433            0   6.34%      1,322      1,322            0    6.37%

                                               ----------------------------------------   -----------------------------------------

                                               $564,339   $566,767   $    2,428   5.86%   $490,643   $493,764   $    3,121    5.89%
                                               ========================================   =========================================

     At March 31, 1998, the Company's unrealized gain on securities available-for sale totaled $798,000. The Company recorded an adjustment decreasing accumulated other comprehensive income to $460,000, and an adjustment to decrease deferred tax assets to $338,000. At December 31, 1997, the Company reported a net unrealized gain on investment securities available for sale of $1.3 million, with an adjustment to equity capital of $772,000 and deferred taxes of $567,000. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated:

     Table 5 - Distribution of Loan Portfolio by Type - (000)s Omitted

                                   March 31,      December 31,
                                     1998             1997
                                   ---------      ------------
Commercial and industrial          $ 245,151      $ 258,987
Real estate:
  Construction                        28,049         19,819
  Mortgage                           245,920        229,926
Consumer                              17,553         17,445
Lease finance receivable              22,047         24,008
Agribusiness                          62,404         69,404
                                   ---------      ------------
  Gross loans                      $ 621,124      $ 619,589

Less:
  Allowance for credit losses         12,432         11,522
  Deferred net loan fees               2,482          2,583
                                   ---------      ---------
    Net loans                      $ 606,210      $ 605,484
                                   =========      =========

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned) totaled $11.4 million, or 0.87% of total assets, at March 31, 1998. This compared to nonperforming assets of $10.9 million, or 0.86% of total assets, at December 31, 1997. Nonperforming assets increased $561,000, or 5.16%, between March 31, 1998 and December 31, 1997.

     Although management believes that nonperforming loans are generally well secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that a deterioration in economic conditions, or collateral values, will not result in future credit losses.

     Table 6 - Nonperforming Assets - (000)s Omitted

                                   March 31,      December 31,
                                     1998             1997
                                   ---------      ------------
Nonaccrual loans                   $   4,533      $   3,955
Loans past due 90 or more days
  and still accruing interest             -             424
Restructrued loans                     1,999          2,092
Other real estate owned                4,895          4,395
                                   ---------      ------------
  Total nonperforming assets       $  11,427      $  10,866
                                   =========      ============
Percent of nonperforming assets
  to total loans and OREO              1.83%          1.75%

Percent of nonperforming assets
  to total assets                      0.87%          0.86%

     At March 31, 1998, nonaccrual loans were $4.5 million. This represented an increase of $578,000, or 14.61%, from nonaccrual loans of $3.9 million at December 31, 1997. At March 31, 1998, the majority of nonaccrual loans were collateralized by real property. The estimated ratio of the outstanding loan balances to the fair values of related collateral (loan-to-value ratio) for nonaccrual loans at that date ranged from approximately 25% to 158%. The Bank has allocated specific reserves to provide for any potential loss on these loans. Management cannot, however, predict the extent to which the current economic environment may worsen or the full impact such an environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At March 31, 1998, deposits totaled $1.1 billion. This represented an increase of $11.9 million, or 1.10%, over total deposits at December 31, 1997. Seasonal fluctuations from agricultural deposits normally result in large short term demand deposits balances at the end of December, contributing to a decrease in demand deposits between December and March of each year. For 1998, growth in money market accounts and time deposits was greater than the seasonal decrease in demand deposits normally associated with the first quarter.

     Noninterest bearing demand deposits totaled $441.9 million at March 31, 1998. This represented a decrease of $27.9 million, or 5.94%, from noninterest bearing demand deposits of $469.8 million at December 31, 1997. Savings deposits, which include money market balances, totaled $373.5 million at March 31, 1998. This represented an increase of $32.1 million, or 9.38%, over total savings balances of $341.4 million at December 31, 1997. Time deposits increased to $272.1 million at March 31, 1998, representing an increase of $7.7 million, or 2.92%, over time deposits of $264.4 million at December 31, 1997.

Liquidity

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

     In general, liquidity risk is managed daily by controlling the level of Fed funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. The sale of bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

     Net cash provided by operating activities totaled $9.1 million for the first quarter of 1998, compared to net cash provided by operating activities of $7.6 million for the first quarter of 1997. The increase was primarily the result of increased interest received on loans and investment securities.

     Net cash used for investing activities totaled $67.8 million for the first quarter of 1998, compared to net cash used for investing activities of $15.8 million for the first quarter of 1997. The increase in net cash used for investing activities was primarily from the purchase of additional investment securities. Financing activities provided net cash flows of $46.2 million for the first quarter of 1998. This compares to a use of cash of $40.0 million for the first quarter of 1997. A net increase in deposits of $4.2 million for the first quarter of 1998, compared to a net decrease in deposits of $41.5 million for the first quarter of 1997 contributed to the change. In addition, net cash flows provided by financing activities was impacted by an increase in short term borrowings of $35.8 million for the first quarter of 1998. At March 31, 1998, cash and cash equivalents totaled $95.2 million. This represented an increase of $803,000, or 0.85%, from a total of $94.4 million at March 31, 1997.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first quarter of 1998, the Bank's loan to deposit ratio averaged 59.60%, compared to an average ratio of 61.98% for the first quarter of 1997.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 1998, approximately $34.5 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. At March 31, 1998, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

     The Company's equity capital was $105.1 million at March 31, 1998. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1997 annual report (management's discussion and analysis and note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At March 31, 1998, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1998, and December 31, 1997.

     Table 7 - Regulatory Capital Ratios

                              Required
                              Minimum   March 31, 1998     December 31, 1997
Capital Ratios                Ratios    Company   Bank     Company    Bank
Risk-based capital ratios
     Tier I                   4.00%     12.31%    12.10%   12.08%     11.84%
     Total                    8.00%     13.58%    13.37%   13.35%     13.11%
Leverage ratio                4.00%      7.56%     7.42%    7.56%      7.40%

     On April 16, 1997, the board of directors of the Company authorized the repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 750,000 shares. As of December 31, 1997, the Company had purchased 142,772 shares for an average price of $13.56 per share. The Company has not repurchased any of its outstanding shares of common stock during the first quarter of 1998.

Risk Management

The Company's management has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. The plan is designed to address specific risk factors defined by federal bank regulators. These risk factors are not mutually exclusive. It is recognized that any product or service offered may expose the Bank to one or more of these risks. The Risk Management Plan identifies the significant risks as: credit risk, interest rate risk, and liquidity risk. The Company's Annual Report on Form 10-K defines each of these significant risks.

Business Segments

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). At the time of the acquisition, Citizens had a trust division with managed assets of approximately $800.0 million. The acquired division, now called the Asset Management division, managed assets of $965.5 million at March 31, 1998.

     The Asset Management division has served as a significant and growing source of noninterest income for the Company. The division offers a number of trust and asset management services to the Bank's branch operations that were not available prior to the acquisition. For purposes of business segmentation, the table below provides a summary of the sources of revenue and expenses for the Asset Management division and the other divisions of the Company.

Table 8 - Business Segments

                              Amounts in Thousands
                                   (Unaudited)
                           For the Three Months Ended
                                               March 31, 1998                      March 31, 1997
                                     Branch          Asset     Combined    Branch       Asset     Combined
                                     Operations    Management    Bank     Operations  Management    Bank
                                     ----------    ----------  --------   ----------  ----------  ---------
Net interest income                  $ 15,832      $           $ 15,832   $ 14,077    $           $  14,077
Less: Provision for credit losses         850                       850        780                      780
Other operating income                  3,110            886      3,996      2,524          755       3,279
                                     ----------    ----------  --------   ----------  ----------  ---------
   Net revenue                       $ 18,092      $     886   $ 18,978   $ 15,821    $     755   $  16,576
Other operating expenses
   Salaries and employee benefits       5,277            362      5,639      5,130          369       5,499
   Occupancy and equipment              1,885             92      1,977      1,550           79       1,629
   Other                                3,565            180      3,745      3,655          186       3,841
                                     ----------    ----------  --------   ----------  ----------  ---------
                                       10,727            634     11,361     10,335          634      10,969

   Earnings before taxes             $  7,365      $     252   $  7,617   $  5,486    $     121   $   5,607
                                     ==========    ==========  ========   ==========  ==========  =========

                           PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders
                  Not Applicable


Item 5   -        Other Information
                  On May 8, 1998, the Company issued a press release, filed as
                  Exhibit 99.1 hereto and incorporated herein by reference, reporting that a jury had awarded a judgment against its wholly-owned subsidiary, Citizens Business Bank, in a civil action in the Superior Court of San Bernardino County,
                  California. The lawsuit relates to the sale of real estate owned by the Bank. The total amount of the judgment was approximately $3.7 million, which included $2.1 million in compensatory damages and $1.6 million in punitive damages. The
                  Company further announced that it intends to file a motion requesting the court either to set aside the verdict or grant a new trial.

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 10.36 1991 Stock Option Plan, as amended

                           Exhibit 27 - Financial Data Schedule

                           Exhibit 99.1 Press Release

                  (b)      Reports on Form 8-K
                           Not Applicable

                                  Exhibit Index

Exhibit No.                Description                             Page


         10.36             1991 Stock Option Plan, as amemded       26

         27                Financial Data Schedule                  25

         99.1              Press Release                            36

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    May 13, 1998                               /s/ Edward J. Biebrich Jr.
                                                    ---------------------------
                                                    Edward J. Biebrich Jr.
                                                    Chief Financial Officer