Form 10-Q
period 1998-06-30
CVB FINANCIAL CORP
filed 1998-08-13
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

        For Quarter Ended June 30, 1998 Commission File Number: 1-10394


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


                                    YES X NO

 Number of shares of common stock of the registrant:15,048,760 outstanding as of
                                 August 5, 1998.

           This Form 10-Q contains 33 pages. Exhibit index on page 31.

                         PART I - FINANCIAL INFORMATION

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                  June 30,        December 31,
                                                   1998               1997
                                                (unaudited)
 ASSETS
 Investment securities held-to-maturity
   (market values of $58,840 and $59,658)      $     57,327      $    58,044
 Investment securities available-for-sale           560,847          434,106
 Federal funds sold                                  12,000                0
 Loans and lease finance receivables, net           623,723          605,484
                                               ------------      -----------
   Total earning assets                           1,253,897        1,097,634
 Cash and due from banks                             76,313          107,725
 Premises and equipment, net                         21,669           23,415
 Other real estate owned, net                         4,767            4,395
 Goodwill and intangibles                            10,227           10,818
 Other assets                                        14,444           14,782
                                               ------------      -----------
   TOTAL                                       $  1,381,317      $ 1,258,769
                                               ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits:
     Noninterest-bearing                       $    458,888      $   469,841
     Interest-bearing                               645,572          605,854
                                               ------------      -----------
                                                  1,104,460        1,075,695
   Demand note issued to U.S. Treasury               16,017            7,922
   Federal Funds Purchased                                0            4,000
   Repurchase Agreement                             135,000           45,000
   Securities purchased not settled                       0           10,300
   Long-term capitalized lease                          416              429
   Other liabilities                                 16,234           13,339
                                               ------------      -----------
                                                  1,272,127        1,156,685
 Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
     without par; none issued or outstanding)             0                0
   Common stock (authorized, 50,000,000 shares
     without par; issued and outstanding
     15,036,681 and 14,974,732)                      62,404           62,255
   Retained earnings                                 45,883           39,057
   Accumulated other comprehensive income               903              772
                                               ------------      -----------
                                                    109,190          102,084
                                               ------------      -----------
     TOTAL                                     $  1,381,317      $ 1,258,769
                                               ============      ===========

  See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share

                                                     For the Three Months          For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                        1998        1997         1998         1997
Interest income:
  Loans, including fees                             $  15,106   $   14,177   $   30,179   $   28,176
  Investment securities:
     Taxable                                            7,481        5,954       14,268       10,985
     Tax-advantaged                                     1,113          594        2,019        1,149
                                                    ---------   ----------   ----------   ----------
                                                        8,594        6,548       16,287       12,134
Federal funds sold and interest bearing
  deposits with other financial institutions              166           21          248           93
                                                    ---------   ----------   ----------   ----------
                                                       23,866       20,746       46,714       40,403
Interest expense:
  Deposits                                              5,926        4,845       11,716        9,712
  Other borrowings                                      1,718        1,438        2,944        2,151
                                                    ---------   ----------   ----------   ----------
                                                        7,644        6,283       14,660       11,863
                                                    ---------   ----------   ----------   ----------
    Net interest income                                16,222       14,463       32,054       28,540
Provision for credit losses                               450          275        1,300        1,055
                                                    ---------   ----------   ----------   ----------
    Net interest income after
       provision for credit losses                     15,772       14,188       30,754       27,485
Other operating income:
   Service charges on deposit accounts                  1,846        1,853        3,588        3,630
   Gains on sale of other real estate owned                36           53           51           54
   Trust services                                         886          813        1,772        1,567
   Gain on sale of premises and equipment                   0           10          652           27
   Other                                                  701          886        1,402        1,616
                                                    ---------   ----------   ----------   ----------
                                                        3,469        3,615        7,465        6,894
Other operating expenses:
   Salaries and employee benefits                       5,510        5,612       11,149       11,111
   Deposit insurance premiums                              31           30           61           57
   Occupancy                                              890          885        1,973        1,686
   Equipment                                              911          917        1,805        1,745
   Provision for losses on other real estate owned          0          880          500        1,195
   Other                                                3,861        3,093        7,076        6,592
                                                    ---------   ----------   ----------   ----------
                                                       11,203       11,417       22,564       22,386
                                                    ---------   ----------   ----------   ----------
Earnings before income taxes                            8,038        6,386       15,655       11,993
Provision for income taxes                              2,961        2,636        5,813        4,893
                                                    ---------   ----------   ----------   ----------
    Net earnings                                    $   5,077   $    3,750   $    9,842   $    7,100

Basic earnings per common share                     $    0.34   $     0.25   $     0.65   $     0.47
                                                    =========   ==========   ==========   ==========
Diluted earnings per common share                   $    0.32   $     0.24   $     0.63   $     0.45
                                                    =========   ==========   ==========   ==========

Cash dividends per common share                     $    0.10   $     0.07   $     0.20   $     0.13
                                                    =========   ==========   ==========   ==========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN EQUITY
                                   (unaudited)
                           dollar amounts in thousands

                                                                                        Accumulated
                                                                                           Other
                                                             Comprehensive  Retained   Comprehensive Common
                                                     Total      Income      Earnings      Income     Stock
Beginning balance, January 1, 1997                 $ 89,087                 $27,341        ($196)    $61,942
Comprehensive income
  Net Income                                         17,370    $17,370       17,370
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
     reclassification adjustment (see disclosure)       968        968                       968
                                                               -------
Comprehensive income                                           $18,338
                                                               =======
Common Stock issued                                     904                                              904
Repurchase of Common Stock                           (1,935)                 (1,344)                    (591)
Tax benefit from exercise of stock options              193                     193
Dividends declared on common stock                   (4,503)                 (4,503)
                                                   ---------                --------       ------    --------
Ending balance, December 31, 1997                  $102,084                 $39,057         $772     $62,255
                                                   ---------                --------       ------    --------
Comprehensive income
  Net Income                                          9,842    $ 9,842        9,842
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)   131        131                       131
                                                               -------
Comprehensive income                                           $ 9,973
                                                               =======
Common Stock issued                                     149                                              149
Dividends declared on common stock                   (3,016)                 (3,016)
                                                   =========                ========       ======    ========
Ending balance, June 30, 1998                      $109,190                 $45,883         $903     $62,404
                                                   =========                ========       ======    ========

Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $711                                     $   977
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of  $7                         (9)
                                                               --------
Net unrealized gain on securities, December 31, 1997           $   968
                                                               ========

Unrealized holding gains arising during period,
net of tax effects of $96                                      $   145
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of $10                        (14)
                                                               --------
Net unrealized gains on securities, June 30, 1998              $   131
                                                               ========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                       For the Six Months
                                                                          Ended June 30,
                                                                          1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                             $     45,133   $     39,244
      Service charges and other fees received                              7,440          6,897
      Interest paid                                                      (13,449)       (11,640)
      Cash paid to suppliers and employees                               (20,684)       (20,443)
      Income taxes paid                                                   (3,905)        (3,700)
                                                                    -------------  ------------
        Net cash provided by operating activities                         14,535         10,358
                                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale                20,043          4,496
      Proceeds from maturities of securities available for sale           58,288         33,591
      Proceeds from maturities of securities held to maturity                746            841
      Purchases of securities available for sale                        (214,226)       (79,644)
      Purchases of securities held to maturity                              (171)        (6,545)
      Net increase in loans                                              (22,084)        (3,734)
      Proceeds from sale of premises and equipment                         2,174             55
      Purchase of premises and equipment                                  (1,328)          (793)
      Other investing activities                                           2,618          6,176
                                                                    -------------  -------------
        Net cash used in investing activities                           (153,940)       (45,557)
                                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in transaction deposits                     13,359        (48,553)
      Net increase in time deposits                                       15,406         20,686
      Net increase in short-term borrowings                               94,095         14,587
      Cash dividends on common stock                                      (3,016)        (2,009)
      Stock repurchase                                                         0         (1,718)
      Proceeds from exercise of stock options                                149            380
                                                                    -------------  -------------
        Net cash provided by (used in) financing activities              119,993        (16,627)
                                                                    -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (19,412)       (51,826)
CASH AND CASH EQUIVALENTS, beginning of period                           107,725        142,502
                                                                    -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                            $     88,313   $     90,676
                                                                     ============  =============
See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                              1998         1997
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
    Net earnings                                                         $    9,842   $    7,100
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
    (Accretion of discount) amortization of premiums on investment             (753)           2
    securities
    Provisions for loan and OREO losses                                       1,800        2,250
    Depreciation and amortization                                             1,552        1,503
    Change in accrued interest receivable                                      (828)          10
    Change in accrued interest payable                                        1,211          223
    Change in other assets and liabilities                                    1,711         (730)
                                                                         -----------  -----------
      Total adjustments                                                       4,693        3,258
                                                                         -----------  -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            $   14,535   $   10,358
                                                                         ===========  ===========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 1998, and 1997

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1997 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan,"as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $6.7 million at June 30, 1998. Of this total, $6.0 million, for 89.66%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $11.0 million. At June 30, 1998, $693,000, or 10.34%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

2. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1998, the Company had entered into commitments with certain customers amounting to $187.2 million compared to $153.7 million at December 31, 1997. Letters of credit at June 30, 1998, and December 31, 1997, were $8.3 million and $7.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1998, was 15,036,681. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1997 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 3-for-2 stock split declared on December 17, 1997. The tables below present the reconciliation of earnings per share for the periods indicated.

                                               Earnings Per Share Reconciliation
                                                    For the Three Months
                                                       Ended June 30,

                                               1998                                     1997
                                             Weighted                                 Weighted
                                 Income    Average Shares  Per Share     Income    Average Shares   Per Share
                              (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)     Amount
BASIC EPS
  Income available to
    common stockholders      $ 5,076,472     15,033,352     $0.34     $ 3,749,798     14,977,942      $0.25
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                      624,915     (0.02)                       590,753      (0.01)
                             -------------------------------------    --------------------------------------
DILUTED EPS
  Income available to
    common stockholders      $ 5,076,472     15,658,267     $0.32     $ 3,749,798     15,568,695      $0.24
                             =====================================    ======================================


                                               Earnings Per Share Reconciliation
                                                     For the Six Months
                                                      Ended June 30,

                                               1998                                     1997
                                             Weighted                                 Weighted
                                 Income    Average Shares  Per Share     Income    Average Shares   Per Share
                              (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)     Amount
BASIC EPS
  Income available to
    common stockholders      $ 9,841,696     15,044,207     $0.65     $ 7,099,523     14,999,493      $0.47
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                       644,440     (0.02)                       577,422      (0.02)
                             -------------------------------------    --------------------------------------
DILUTED EPS
  Income available to common
    stockholders             $ 9,841,696     15,688,647     $0.63     $ 7,099,523     15,576,915      $0.45
                             =====================================    ======================================

6. Supplemental cash flow information. During the six-month period ended June 30, 1998, loans amounting to $2.5 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

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

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $9.8 million for the six months ended June 30, 1998. This represented an increase of $2.7 million, or 38.62%, over net earnings of $7.1 million, for the six months ended June 30, 1997. Basic earnings per share for the six month period increased to $0.65 per share for 1998, compared to $0.47 per share for 1997. Diluted earnings per share increased to $0.63 per share for the first six months of 1998, compared to $0.45 per share for the same six month period last year. The annualized return on average assets increased to 1.52% for the first half of 1998 compared to a return on average assets of 1.26% for the six months ended June 30, 1997. The annualized return on average equity was 18.39% for the six months ended June 30, 1998, compared to a return of 15.45% for the six months ended June 30, 1997.

     For the second quarter of 1998, the Company generated net earnings of $5.1 million. This represented an increase of $1.3 million, or 35.38%, over earnings of $3.8 million, for the second quarter of 1997. Basic earnings per share increased to $0.34 per share for the most recent quarter, compared to $0.25 per share for the second quarter of last year. Diluted earnings per share increased to $0.32 per share for the second quarter of 1998, compared to $0.24 per share for the same three month period for 1997. The annualized return on average assets was 1.52% for the second quarter of 1998, compared to a return of 1.31% for the second quarter of 1997. The annualized return on average equity was 18.69%, for the second quarter of this year, compared to a return of 16.37%, for the same period last year.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $17.4 million for the six months ended June 30, 1998, This represented an increase of $3.2 million, or 22.45%, compared to operating earnings of $14.2 million for the first half of 1997. For the second quarter of 1998, pre-tax operating earnings totaled $8.4 million. This represented an increase of $957,000, or 12.78%, over pre-tax operating earnings of $7.5 million for the second quarter of 1997.

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

     For the six months ended June 30, 1998, net interest income was $32.1 million. This represented an increase of $3.5 million, or 12.31%, over net interest income of $28.5 million for the six months ended June 30, 1997. Although net interest income increased, the net interest margin decreased to 5.57% for the six months ended June 30, 1998, compared to 5.90% for the six months ended June 30, 1997. In addition, the net interest spread decreased to 4.10% for the six months ended June 30, 1998, compared to a spread of 4.63% for the six months ended June 30, 1997.

     The increase in net interest income for the most recent six months period was the result of an increased volume of average earning assets. Earning assets averaged $1.2 billion for the first six months of 1998. This represented an increase of $196.7 million, or 20.00%, compared to average earning assets of $983.4 million for the first six months of 1997. The decrease in the net interest margin for the six months ended June 30, 1998 compared to the first six months of 1997 was the result of a lower yield on average earning assets. The decrease in the net interest spread resulted as the yield on average earning assets decreased and the cost of interest bearing liabilities increased.

     Similarly, net interest income increased for the second quarter of 1998, compared to the second quarter of 1997. For the second quarter of 1998, net interest income totaled $16.2 million. This represented an increase of $1.8 million, or 12.16%, over net interest income of $14.5 million for the second quarter of 1997. The increases in net interest income for the second quarter of this year also resulted from an increased volume in average earning assets. For the second quarter of 1997, earning assets, averaged $1.2 billion. This represented an increase of $213.0 million, or 21.17%, over average earning assets of $1.0 billion for the second quarter of 1997. The net interest margin decreased to 5.47% for the second quarter of 1998, compared to a net interest margin of 5.84% for the second quarter of 1997. Again, the decrease in the net interest margin was the result of a lower yield on average earning assets. The net interest spread decreased to 4.00% for the second quarter of 1998, compared to a spread of 4.54% for the second quarter of 1997.

     The Company reported total interest income of $46.7 million for the six months ended June 30, 1998. This represented an increase of $6.3 million, or 15.62%, over total interest income of $40.4 million for the six months ended June 30, 1997. The increase reflected the greater volume of earning assets noted above. The yield on average total earning assets decreased to 8.05% for the six months ended June 30, 1998, from a yield of 8.31% for the six months ended June 30, 1997.

     The decrease in the yield on average earning assets resulted from lower yields on average loans and a greater concentration of earning assets in investments as opposed to loans. The yield on average loans decreased to 9.70% for the six months ended June 30, 1998, from a yield of 9.73% for the first six months of 1997. The 3 basis point decrease in average loan yields primarily reflected increased price competition for loans. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher will be the yield on earning assets. For the six months ended June 30, 1998, loans represented 52.73% of average earning assets, compared to 58.89% for the six months ended June 30, 1997.

     Similar trends were evident when comparing the second quarter of 1998 with the second quarter of 1997. Total interest income was $23.9 million for the second quarter of 1998. This represented an increase of $3.1 million, or 15.04% over total interest income of $20.7 million for the second quarter of 1997. The yield on average loans decreased to 9.67% for the second quarter of 1998, compared to a 9.83% yield for the second quarter of 1997. Average loans as a percent of average earning assets decreased to 51.24% for the three months ended June 30, 1998, compared to 57.34% for the same period last year.

     The increase in total interest income was partially offset by an increase in interest expense for both the six months and the quarter ended June 30, 1998 when compared to the same periods for 1997. Interest expense totaled $14.7 million for the six months ended June 30, 1998. This represented an increase of $2.8 million, or 23.58%, over total interest expense of $11.9 million for the six months ended June 30, 1997. For the three months ended June 30, 1998, interest expense totaled $7.6 million. This represented an increase of $1.4 million, or 21.66% compared to the same period last year.

     The increase reflected an increase in both the average volume and cost of interest bearing liabilities. Average interest bearing liabilities were $742.4 million for the first six months of 1998. This represented an increase of $98.4 million, or 15.28%, from average interest bearing liabilities of $644.0 million for the first six months of 1997.

     The cost of average interest bearing liabilities increased to 3.95% for the six months ended June 30, 1998, compared to a cost of 3.68% for the first half of 1997. The increase in the cost of interest bearing liabilities was primarily the result of an increase in average time deposits and other borrowed funds. Average time deposits totaled $272.1 million for the six months ended June 30, 1998. This represented an increase of $70.3 million, or 34.85%, over average time deposits of $201.8 million for the six months ended June 30, 1997. The cost of average time deposits increased to 5.24% for the first six months of 1998, compared to an average cost of 5.16% for the same period last year.

     Other borrowed funds averaged $107.7 million for the six months ended June 30, 1998. This represented an increase of $29.3 million, or 37.41%, over average other borrowed funds of $78.4 million for the six months ended June 30, 1997. The cost of other borrowed funds decreased to 5.47% for the six months ended June 30, 1998, compared to a cost of 5.49% for the six months ended June 30, 1997.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1998, and 1997. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 35.0% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                                      Six-month periods ended June 30,
                                                                    1998                           1997
                                                        Average                         Average
ASSETS                                                  Balance   Interest   Rate       Balance    Interest   Rate
Investment Securities
  Taxable                                           $    457,840   14,268    6.23%    $    353,894   10,985   6.21%
  Tax-advantaged (F1)                                     90,830    2,019    6.24%          46,799    1,149   6.89%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions              9,188      248    5.40%           3,602       93   5.16%
Loans (F2) (F3)                                          622,264   30,179    9.70%         579,128   28,176   9.73%
                                                    ------------------------------    -----------------------------
Total Earning Assets                                   1,180,122   46,714    8.05%         983,423   40,403   8.31%
Total Non-earning Assets                                 117,035                           139,671
                                                    ------------                      ------------
Total Assets                                        $  1,297,157                      $  1,123,094
                                                    ============                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                       $    424,516                      $    373,833
Savings Deposits (F4)                                    362,567    4,587    2.53%         363,819    4,501    2.47%
Time Deposits                                            272,142    7,129    5.24%         201,816    5,211    5.16%
                                                    -------------------------------   ------------------------------
Total Deposits                                         1,059,225   11,716    2.21%         939,468    9,712    2.07%
                                                    -------------------------------   ------------------------------
Other Borrowings                                         107,683    2,944    5.47%          78,364    2,151    5.49%
                                                    -------------------------------   -----------------------------
Total Interest-Bearing Liabilities                       742,392   14,660    3.95%         643,999   11,863    3.68%
                                                    -------------                     ------------
Other Liabilities                                         23,225                            13,354
Stockholders' Equity                                     107,024                            91,908
                                                    -------------                     ------------
Total Liabilities and
  Stockholders' Equity                              $  1,297,157                      $  1,123,094
                                                    =============                     ============


Net interest spread                                                          4.10%                             4.63%
Net interest margin                                                          5.57%                             5.90%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows: 1998, $2,179; 1997, $1,647.
(F3) Nonperforming  loans are  included in net loans as follows: 1998, $4,828; 1997, $7,303.
(F4) Includes interest-bearing demand and money market accounts.

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

     During periods of changing interest rates, the ability to reprice interest earning assets and interest bearing liabilities can influence net interest income, net interest margin, and consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposits rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of June 30, 1998.

                                              Estimated Net
            Simulated                        Interest Income
           Rate Changes                        Sensitivity
        +200 basis points                        -1.17%
        -200 basis points                        -0.80%

     The table indicates that net interest income would decrease by approximately 1.17% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates. Net interest income would decrease approximately 0.80% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                                  Comparison of six-month period
                                                   ended June 30, 1998 and 1997
                                        Increase (decrease) in interest income or expense
                                                        due to changes in
                                                                    Rate/
                                              Volume     Rate      Volume     Total
Interest Income:
  Taxable investment securities            $   3,226   $   44     $    13    $   3,283
  Tax-advantaged investment securities         1,080     (108)       (102)         870
  Federal funds sold and interest bearing
   deposits with other institutions              145        4           6          155
  Loans                                        2,100      (90)         (7)       2,003
                                           -------------------------------------------
Total earning assets                           6,551     (150)        (90)       6,311
                                           -------------------------------------------

Interest Expense:
  Savings deposits                               (15)     101          (0)          86
  Time deposits                                1,815       76          27        1,918
  Other borrowings                               806       (9)         (4)         793
                                           --------------------------------------------
Total interest-bearing liabilities             2,606      168          23        2,797
                                           --------------------------------------------

Net Interest Income                        $   3,945   $ (318)    $  (113)   $   3,514
                                           ============================================

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.3 million for the six months ended June 30, 1998. This represented an increase of $245,000, or 23.22% from the provision for credit losses of $1.1 million for the six months ended June 30, 1997. For the second quarter of 1998, the provision for credit losses was $450,000. This represented an increase of $175,000, or 63.64%, from the provision for credit losses of $275,000 for the second quarter of 1997.

     The allowance for credit losses at June 30, 1997 was $12.8 million. This represented an increase of $2.6 million, or 26.05%, from the allowance for credit losses of $10.2 million at June 30, 1997. The allowance for credit losses increased to 2.06% of average gross loans for the first half of 1998, compared to 1.75% of average gross loans for the same period last year. For the six months ended June 30, 1998, loans charged to the allowance for credit losses, net of recoveries ("net loan charge offs") totaled $12,000, compared to net loans charge offs of $3.1 million for the first six months of 1997.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $9.6 million at June 30, 1998. This represented a decrease of $1.3 million, or 11.66%, from nonperforming assets of $10.9 million at December 31, 1997. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $4.8 million at June 30, 1998. This represented a decrease of $1.6 million, or 25.33%, from the level of nonperforming loans at December 31, 1997. Table 6 presents nonperforming assets as of June 30 1998, and December 31, 1997. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at June 30, 1998, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                        Six-months
                                                                       ended June 30,
                                                                 1998             1997
Amount of Total Loans at End of Period                       $  636,533       $   580,328
                                                             ===========      ============
Average Total Loans Outstanding                              $  622,264       $   579,128
                                                             ===========      ============
Allowance for Credit Losses at Beginning of Period           $   11,522       $    12,239
Loans Charged-Off:
  Real Estate Loans                                                  52             3,066
  Commercial and Industrial                                         114               153
  Consumer Loans                                                     26                59
                                                             -----------      ------------
    Total Loans Charged-Off                                         192             3,278
                                                             -----------      ------------

Recoveries:
  Real Estate Loans                                                 155                21
  Commercial and Industrial                                          14               119
  Consumer Loans                                                     11                 6
                                                             -----------      ------------
    Total Loans Recovered                                           180               146
                                                             -----------      ------------
Net Loans Charged-Off                                                12             3,132
                                                             -----------      ------------
Provision Charged to Operating Expense                            1,300             1,055
                                                             -----------      ------------
Allowance for Credit Losses at End of period                 $   12,810       $    10,162
                                                             ===========      ============

Net Loans Charged-Off to Average Total Loans*                      0.00%             1.08%
Net Loans Charged-Off to Total Loans at End of Period*             0.00%             1.08%
Allowance for Credit Losses to Average Total Loans                 2.06%             1.75%
Allowance for Credit Losses to Total Loans at End of Period        2.01%             1.75%
Net Loans Charged-Off to Allowance for Credit Losses*              0.19%            61.64%
Net Loans Charged-Off to Provision for Credit Losses               0.92%           296.87%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

     Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fee income from the Asset Management Division, other fee oriented products and services, gain (or loss) on sale of securities or other real estate owned and gross revenue from Community Trust Deed Services (the Company's nonbank subsidiary).

     Other operating income totaled $7.5 million for the six months ended June 30, 1998. This represented an increase of $571,000, or 8.28%, from other operating income of $6.9 million for the six months ended June 30, 1997.

     Trust income totaled $1.8 million for the six months ended June 30, 1998. This represented an increase of $205,000, or 13.08%, over trust income of $1.6 million for the six months ended June 30, 1997. In March of 1998, the Bank sold an office building used as its Brea office. The Bank realized a gain on the sale of approximately $450,000 which is included in the $652,000 gain on sale of premises and equipment for the first six months of 1998. During the first six months of 1997, gains on sale of premises and equipment totaled $27,000.

     Other operating income totaled $3.5 million for the second quarter of 1998. This represented a decrease of $146,000, or 4.04%, over other operating income of $3.6 million for the second quarter of 1997.

Other Operating Expenses

     Other operating expenses totaled $22.6 million for the six months ended June 30, 1998. This represented an increase of $178,000, or 0.80%, over other operating expenses of $22.4 million for the six months ended June 30, 1997. For the second quarter of 1998, other operating expenses totaled $11.2 million, representing a decrease of $214,000, or 1.87%, over operating expenses of $11.4 million for the second quarter of 1997.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for declining Southern California real estate values over the past several years. For the six months ended June 30, 1998, the provision for other real estate owned was $500,000. This represented a decrease of $695,000, or 58.16%, from a provision of $1.2 million for the six months ended June 30, 1997. The decrease in the provision for 1998 reflects firmer real estate values for this year.

     As a percent of average assets, annualized other operating expenses decreased to 3.48% for the six months ended June 30, 1998, compared to a ratio of 3.99% for the six months ended June 30, 1997. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 57.10% for the six months ended June 30, 1998, compared to a ratio of 63.18% for the six months ended June 30, 1997. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.38 billion at June 30, 1998. This represented an increase of $122.5 million, or 9.74%, over total assets of $1.26 billion at December 31, 1997. Gross loans totaled $636.5 million at June 30, 1998. This represented an increase of $19.5 million, or 3.16%, over gross loans of $617.0 million at December 31, 1997. Total deposits increased $28.8 million, or 2.67%, to $1.10 billion at June 30, 1998, from $1.08 billion at December 31, 1997.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $618.2 million at June 30, 1998. This represented an increase of $126.0 million, or 25.61%, over total investment securities of $492.2 million at December 31, 1997.

     At June 30, 1998, the Company's net unrealized gain on securities available-for-sale totaled $1.6 million. The Company recorded an adjustment increasing accumulated other comprehensive income to $903,000, and an adjustment to increase deferred tax assets to $663,000. At December 31, 1997, the Company reported a net unrealized gain on investment securities available for sale of $1.3 million, with an adjustment to equity capital of $772,000 and deferred taxes of $567,000. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report on discusses it current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

     Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 1998 and December 31, 1997.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                              June 30, 1998                            December 31, 1997
                                                Amortized   Market     Net      Yield      Amortized    Market        Net      Yield
                                                   Cost      Value  Unrealized                Cost       Value    Unrealized
                                                                    Gain/(Loss)                                   Gain/(Loss)
U.S. Treasury securities
      Available for Sale                        $ 36,140  $ 36,354  $     214    6.30%     $  51,238  $  51,525   $     287    5.71%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
      Available for Sale                         355,339   356,862      1,523    6.43%       279,835    280,920       1,085    6.41%
      Held to Maturity                             4,371     4,466         95    6.06%         4,969      5,068          99    6.49%

Other Government Agency Securities
      Available for Sale                          37,777    37,875         98    6.54%        53,052     53,018         (34)   6.52%

GNMA mortgage-backed pass-through
securities
      Available for Sale                          64,430    64,257       (173)   6.77%         9,854      9,878          24    6.61%
      Held to Maturity                               868       943         75    6.46%           964      1,046          82    6.53%

Tax-exempt Municipal Securities
      Available for Sale                          48,124    48,142         18    4.46%        25,364     25,509         145    4.56%
      Held to Maturity                            50,602    51,945      1,343    4.80%        50,789     52,222       1,433    4.52%

Other  securities
      Available for Sale                          17,357    17,357          0    0.00%        13,256     13,256           0    0.00%
      Held to Maturity                             1,486     1,486          0    6.51%         1,322      1,322           0    6.37%

                                                --------------------------------------     -----------------------------------------

                                                $616,494  $619,687  $   3,193    5.99%     $ 490,643  $ 493,764   $   3,121    5.89%
                                                ======================================     =========================================

Loan Composition and Nonperforming Assets

Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

                                     June 30,  December 31,
                                       1998         1997
Commercial and Industrial            $244,316    $258,987
Real Estate:
     Construction                      28,440      19,819
     Mortgage                         260,835     229,926
Consumer                               18,313      17,445
Lease finance receivables              21,039      24,008
Agribusiness                           65,915      69,404
                                     --------    --------
     Gross Loans                     $638,858    $619,589
Less:
     Allowance for credit losses       12,810      11,522
     Deferred net loan fees             2,325       2,583
                                     --------    --------
Net loans                            $623,723    $605,484
                                     ========    ========

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $9.6 million at June 30, 1998. This represented a decrease of $1.3 million, or 11.66%, from nonperforming assets of $10.9 million at December 31, 1997. As a percent of total assets, nonperforming assets decreased to 0.69% at June 30, 1998, from 0.86% at December 31, 1997.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

Table 6 - Nonperforming Assets

                                      June 30, 1998   December 31, 1997
Nonaccrual loans                             $4,828             $ 3,955
Loans past due 90 days or more
 and still accruing interest                      4                 424
Restructured loans                                0               2,092
Other real estate owned (OREO), net           4,767               4,395
                                             ------             -------
Total nonperforming assets                   $9,599             $10,866
                                             ======             =======
Percentage of nonperforming assets
   to total loans outstanding and OREO         1.50%               1.75%
Percentage of nonperforming
   assets to total assets                      0.69%               0.86%

     The decrease in nonperforming assets was primarily the result of a decrease in restructured loans. Restructured loans declined $2.1 million for the first six months of 1998. At June 30, 1998, the majority of nonaccrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for nonaccrual loans ranged from approximately 16% to 131%.

     Other real estate owned totaled $4.8 million at June 30, 1998. This represented an increase of $372,000, or 8.46%, from total real estate owned of $4.4 million at December 31, 1997.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At June 30, 1998, total deposits were $1.1 billion. This represented an increase of $28.8 million, or 2.67%, from total deposits of $1.08 billion at December 31, 1997. Demand deposits totaled $458.9 million at June 30, 1998, representing a decrease of $10.9 million, or 2.33%, from total demand deposits of $469.8 million at December 31, 1997. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the second quarter of 1998 were $437.2 million. This represented an increase of $55.9 million, or 14.67%, from average demand deposits of $381.3 million for the second quarter of 1997. The comparison of average balances for the second quarters of 1998 and 1997, is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $279.8 million at June 30, 1998. This represented an increase of $15.4 million, or 5.83%, over total time deposits of $264.4 million at December 31, 1997. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

Liquidity

     Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

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

     Net cash provided by operating activities totaled $14.5 million for the first six months of 1998, compared to net cash provided by operating activities of $10.4 million for the same period last year. The increase was primarily the result of increased interest received on loans and investment securities.

     Net cash used for investing activities totaled $153.9 million for the first six months of 1998, compared to net cash used for investing activities of $45.6 million for the same period last year. The increase in net cash used for investing activities was primarily from the purchase of additional investment securities. Financing activities provided net cash flows of $120.0 million for the six months ended June 30, 1998. This compares to a use of cash of $16.6 million for the six months ended June 30, 1997. A net increase in deposits of $13.4 million for the six months ended June 30, 1998, compared to a net decrease in deposits of $48.6 million for the same period last year contributed to the change. In addition, net cash flows provided by financing activities was impacted by an increase in short term borrowings of $94.1 million for the first six months of 1998 compared to $14.6 million for the first six months of 1997. At June 30, 1998, cash and cash equivalents totaled $88.3 million. This represented a decrease of $2.4 million, or 2.6%, from a total of $90.7 million at June 30, 1997.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first six months of 1998, the Bank's loan to deposit ratio averaged 58.75%, compared to an average ratio of 61.64% for the first six months of 1997.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 1998, approximately $36.1 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. At June 30, 1998, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

     The Company's equity capital was $109.2 million at June 30, 1998. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1997 annual report (management's discussion and analysis and note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At June 30, 1998, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1998, and December 31, 1997.

        Table 7 - Regulatory Capital Ratios

                             Required
                             Minimum     June 30, 1998     December 31, 1997
Capital Ratios               Ratios    Company     Bank    Company     Bank
Risk-based capital ratios
     Tier 1                   4.00%     12.62%    12.42%    12.08%    11.84%
     Total                    8.00%     13.89%    13.69%    13.35%    13.11%
Leverage Ratio                4.00%      7.39%     7.26%     7.56%     7.40%

     On April 16, 1997, the board of directors of the Company authorized the repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 750,000 shares. As of December 31, 1997, the Company had purchased 142,772 shares for an average price of $13.56 per share. The Company has not repurchased any of its outstanding shares of common stock during the first six months of 1998.

Risk Management

     The Company's management has adopted a Risk Management Policy to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. The policy is designed to address specific risk factors defined by federal bank regulators. These risk factors are not mutually exclusive. It is recognized that any product or service offered may expose the Bank to one or more of these risks. The Risk Management Policy identifies the significant risks as: credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, and price risk.

Year 2000

     The financial institutions industry, as with other industries, is faced with year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. Certain statements in this section on the Year 2000 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include but are not limited to the costs of remediation and the preparedness of third party vendors.

     The Company has been working on these issues for the last 18 months. A committee, known as Team 2000, was established to analyze the issues and determine compliance with the requirements for year 2000. To date all of the Company's systems have been analyzed. The Company relies on third party vendors for all of its hardware and software.

     The third party vendor for the main applications (loans, deposits, investments and accounting) which the Company uses has indicated that their software is compliant. The Company has tested this software and found it to be compliant. However, periodic testing will continue to determine that new releases to the software are compliant.

     The Company uses personal computers extensively throughout the Bank. These are all compliant. However, the third party vendor of the Bank's teller terminal system has indicated that their hardware is not compliant and will not be made compliant. It is of an older generation of technology. The Bank is in the process of replacing this system, which is anticipated to be completed by March 31, 1999.

     There are other systems which are provided by third party vendors. These vendors have indicated that they will be compliant by the end of this year. The Company has no evidence that these vendors will not be compliant within that timeframe. However, the Company has written contingency plans for each of these systems and will prepare to convert to other vendors if needed.

     The Bank has notified its customers by means of statement stuffers of year 2000 issues. It is also in the process of contacting each of its major borrowing customers to make them aware of the issues and to seek information regarding its customers' preparedness for the year 2000.

     The Board of Directors of CVB and the Bank have approved a Year 2000 Policy and budget. The Board has approved a budget of $1.3 million for the anticipated costs of year 2000 issues. The Board has allocated $500,000 of the Bank's allowance for loan and lease losses to cover potential losses from customers due to their year 2000 problems. In addition, it is anticipated that the replacement of the teller system hardware will cost $450,000. The remaining $350,000 is budgeted for software needs although the specifics are not completely known. Approximately $200,000 could be used in relation to the teller terminal system replacement. To date, the Company has expended approximately $20,000 for the testing of software and hardware.

     Of the $1.3 million, the $500,000 allocation from the allowance for loan and lease losses has already been provided through the income statement. The Company believes that costs to replace the teller system which could be as much as $650,000 will be capitalized as these costs relate to the purchase of new equipment and, therefore, will only impact the earnings of the Company as it is depreciated. The Company anticipates that the remaining $150,000 will be reflected in the income statement over the next six quarters.

Business Segments

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). At the time of the acquisition, Citizens had a trust division with managed assets of approximately $800.0 million. The acquired division, now called the Asset Management division, managed assets of $990.1 million at June 30, 1998.

     The Asset Management division has served as a significant and growing source of noninterest income for the Company. The division offers a number of trust and asset management services to the Bank's branch operations that were not available prior to the acquisition. For purposes of business segmentation, table 8 provides a summary of the sources of revenue and expenses for the Asset Management division and the other divisions of the Company.

Table 8 - Business Segments

                                                               Amounts in Thousands
                                                                   (Unaudited)
                                                             For the Six Months Ended
                                                 June 30, 1998                        June 30, 1997
                                        Banking      Asset                     Banking      Asset
                                      Operations   Management   Company      Operations   Management  Company
Net interest income                   $   32,054   $           $ 32,054      $  28,540    $           $  28,540
Less: Provision for credit losses          1,300                  1,300          1,055                    1,055
Other operating income                     5,693       1,772      7,465          5,327       1,567        6,894
                                      ----------   ---------   --------      ---------    --------    ---------
   Net revenue                        $   36,447   $   1,772   $ 38,219      $  32,812    $  1,567    $  34,379
Other operating expenses
   Salaries and employee benefits         10,427         722     11,149         10,397         714       11,111
   Occupancy and equipment                 3,584         194      3,778          3,274         157        3,431
   Other                                   7,316         321      7,637          7,485         359        7,844
                                      ----------   ---------   --------     ----------    --------    ---------
                                          21,327       1,237     22,564         21,156       1,230       22,386

   Earnings before taxes              $   15,120   $     535   $ 15,655     $   11,656    $    337    $  11,993
                                      ==========   =========   ========     ==========    ========    =========

                           PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings
              Not Applicable

Item 2   -    Changes in Securities
              Not Applicable

Item 3   -    Defaults upon Senior Securities
              Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders
              The annual Meeting of Shareholders of CVB Financial Corp. was held May 20, 1998. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 1999 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                                Against or              Broker
                                       For      Withheld    Abstained  Non-votes
              George A. Borba      15,015,474     1,484        -0-        -0-
              John A. Borba        15,015,474     1,484        -0-        -0-
              Ronald O. Kruse      15,015,474     1,484        -0-        -0-
              John J. LoPorto      15,015,474     1,484        -0-        -0-
              Charles M. Magistro  15,015,474     1,484        -0-        -0-
              James C. Seley       15,015,474     1,484        -0-        -0-
              D. Linn Wiley        15,015,474     1,484        -0-        -0-

               The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 1998 was ratified at the 1998 Annual Meeting of Shareholders by the following:

                  14,990,296                shares voted for
                       4,021                shares voted against
                      22,641                shares abstained
                         -0-                broker non-votes

Item 5   -    Other Information The proxy materials for the 1998 Annual Meeting of Shareholders held on May 20, 1998 were mailed to shareholders of the Company on April 13, 1998. Shareholders wishing to submit a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders may do so by following the procedures prescribed in the Securities Exchange Act of 1934, as amended. To be eligible for inclusion, the Company's Corporate Secretary must receive the proposal no later than December 14, 1998. In addition, in the event a shareholder proposal is not submitted to the Company prior to February 28, 1999, the proxy to be solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 Annual Meeting of Shareholders without any discussion of the proposal in the proxy statement for such meeting.

Item 6   -    Exhibits and Reports on Form 8-K

             (a)      Exhibits

                      Exhibit 27 - Financial Data Schedule

             (b)      Reports on Form 8-K
                      Not Applicable

                                  Exhibit Index

Exhibit No.          Description                                   Page


   27                Financial Data Schedule                        33

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    August 13, 1998                              /s/ Edward J. Biebrich Jr.
                                                      --------------------------
                                                      Edward J. Biebrich Jr.
                                                      Chief Financial Officer