Form 10-Q
period 1998-09-30
CVB FINANCIAL CORP
filed 1998-11-12
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

      For Quarter Ended September 30, 1998     Commission File Number: 1-10394


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

                                    YES X NO

Number of shares of common stock of the registrant: 15,027,068 outstanding as of
                                October 31, 1998.

This Form 10-Q contains 31 pages. Exhibit index on page 29.

                         PART I - FINANCIAL INFORMATION
                       CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                    September 30,   December 31,
                                                        1998            1997
                                                     (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $59,021 and $59,658)         $   56,779        $   58,044
Investment securities available-for-sale               639,798           434,106
Loans and lease finance receivables, net               621,999           605,484
                                                    ----------        ----------
     Total earning assets                            1,318,576         1,097,634
Cash and due from banks                                 78,146           107,725
Premises and equipment, net                             21,364            23,415
Other real estate owned, net                             1,285             4,395
Goodwill and intangibles                                 9,931            10,818
Other assets                                            12,315            14,782
                                                    ----------        ----------
      TOTAL                                         $1,441,617        $1,258,769
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                            $  457,334        $  469,841
     Interest-bearing                                  666,481           605,854
                                                    ----------        ----------
                                                     1,123,815         1,075,695
   Demand note issued to U.S. Treasury                   9,776             7,922
   Federal Funds Purchased                              40,000             4,000
   Repurchase Agreement                                135,000            45,000
   Securities purchased not settled                      1,625            10,300
   Long-term capitalized lease                             409               429
   Other liabilities                                    16,390            13,339
                                                    ----------        ----------
                                                     1,327,015         1,156,685
Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
      without par; none issued or outstanding)               0                 0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      15,025,100 and 14,974,732)                        62,302            62,255
   Retained earnings                                    48,155            39,057
   Accumulated other comprehensive income                4,145               772
                                                    ----------        ----------
                                                       114,602           102,084
                                                    ----------        ----------
      TOTAL                                         $1,441,617        $1,258,769
                                                    ==========        ==========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share

                                                 For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                     1998      1997        1998      1997
                                                  -------   -------       -------   -------
Interest income:
  Loans, including fees                           $15,109   $14,759       $45,288   $42,935
  Investment securities:
     Taxable                                        8,354     6,160        22,621    17,146
     Tax-advantaged                                 1,146       627         3,166     1,775
                                                  -------   -------       -------   -------
                                                    9,500     6,787        25,787    18,921
  Federal funds sold and interest bearing
     deposits with other financial institutions       214       126           462       219
                                                  -------   -------       -------   -------
                                                   24,823    21,672        71,537    62,075
Interest expense:
  Deposits                                          6,260     5,427        17,976    15,139
  Other borrowings                                  2,071       965         5,015     3,116
                                                  -------   -------       -------   -------
                                                    8,331     6,392        22,991    18,255
                                                  -------   -------       -------   -------
    Net interest income                            16,492    15,280        48,546    43,820
Provision for credit losses                           600       915         1,900     1,970
                                                  -------   -------       -------   -------
    Net interest income after
       provision for credit losses                 15,892    14,365        46,646    41,850
Other operating income:
   Service charges on deposit accounts              1,936     1,839         5,524     5,469
   Gains on sale of securities                        199        18           224        14
   Gains on sale of other real estate owned            59        32           110        86
   Gains on sale of premises and equipment              0         0           652        27
   Trust services                                     831       782         2,603     2,349
   Other                                              649       786         2,026     2,406
                                                  -------   -------       -------   -------
                                                    3,674     3,457        11,139    10,351
Other operating expenses:
   Salaries and employee benefits                   5,645     5,312        16,795    16,423
   Deposit insurance premiums                          33        28            94        85
   Occupancy                                          883       884         2,855     2,570
   Equipment                                        1,063       817         2,868     2,561
   Provision for losses on
     other real estate owned                            0       480           500     1,675
   Other                                            3,593     3,140        10,669     9,733
                                                  -------   -------       -------   -------
                                                   11,217    10,661        33,781    33,047
                                                  -------   -------       -------   -------
Earnings before income taxes                        8,349     7,161        24,004    19,154
Provision for income taxes                          3,067     2,376         8,880     7,269
                                                  -------   -------       -------   -------
    Net earnings                                  $ 5,282   $ 4,785       $15,124   $11,885
                                                  =======   =======       =======   =======

Basic earnings per common share                   $  0.35   $  0.32       $  1.00   $  0.79
                                                  =======   =======       =======   =======
Diluted earnings per common share                 $  0.34   $  0.31       $  0.96   $  0.76
                                                  =======   =======       =======   =======

Cash dividends per common share                   $  0.10   $  0.07       $  0.30   $  0.20
                                                  =======   =======       =======   =======

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN EQUITY
                                   (unaudited)
                           dollar amounts in thousands

                                                                                          Accumulated
                                                                                              Other
                                                               Comprehensive   Retained   Comprehensive  Common
                                                       Total      Income       Earnings       Income      Stock
                                                     ---------  ------------  ----------  -------------- --------
Beginning balance, January 1, 1997                   $ 89,087                 $27,341      ($   196)      $61,942
Comprehensive income
  Net Income                                           17,370     $17,370      17,370
  Other comprehensive income, net of tax
   Unrealized gains on securities, net of
    reclassification adjustment (see disclosure)          968         968                       968
                                                                  ========
Comprehensive income                                              $18,338
                                                                  ========
Common Stock issued                                       904                                                 904
Repurchase of Common Stock                             (1,935)                 (1,344)                       (591)
Tax benefit from exercise of stock options                193                     193
Dividends declared on common stock                     (4,503)                 (4,503)
                                                     ---------                --------      -------       --------
Ending balance, December 31, 1997                    $102,084                 $39,057       $   772       $62,255
                                                     ---------                --------      -------       --------
Comprehensive income
  Net Income                                           15,124     $15,124      15,124
  Other comprehensive income, net of tax
   Unrealized gains on securities, net of
    reclassification adjustment (see disclosure)        3,373       3,373                     3,373
                                                                  ========
Comprehensive income                                              $18,497
                                                                  ========
Common Stock issued                                       423                                                 423
Repurchase of Common Stock                             (1,884)                 (1,508)                       (376)
Dividends declared on common stock                     (4,518)                 (4,518)
                                                     =========                ========      =======       ========
Ending balance, September 30, 1998                   $114,602                 $48,155       $ 4,145        $62,302
                                                     =========                ========      =======       ========


Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $711                                       $    977
Less:
  Reclassification adjustment for gains included in
    net income, net of tax effects of  $7                              (9)
                                                                 =========
Net unrealized gain on securities, December 31, 1997             $    968
                                                                 =========

Unrealized holding gains arising during period,
net of tax effects of $2,476                                     $  3,503
Less:
  Reclassification adjustment for gains included in
    net income, net of tax effects of $94                            (130)
                                                                 =========
Net unrealized gains on securities, September 30, 1998           $  3,373
                                                                 =========

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                        For the Nine Months
                                                                         Ended September 30,
                                                                         1998           1997
                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Interest received                                             $     70,392   $     59,538
      Service charges and other fees received                             10,915         10,337
      Interest paid                                                      (21,339)       (18,066)
      Cash paid to suppliers and employees                               (29,852)       (28,846)
      Income taxes paid                                                   (8,555)        (6,985)
                                                                    -------------  -------------
        Net cash provided by operating activities                         21,561         15,978
                                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale                52,243         24,462
      Proceeds from maturities of securities available for sale           94,244         52,027
      Proceeds from maturities of securities held to maturity              1,217          1,617
      Purchases of securities available for sale                        (354,243)      (134,768)
      Purchases of securities held to maturity                              (186)        (8,195)
      Net increase in loans                                              (20,960)       (24,069)
      Proceeds from sale of premises and equipment                         2,181             55
      Purchase of premises and equipment                                  (1,815)        (1,297)
      Other investing activities                                           6,185          8,485
                                                                    -------------  -------------
        Net cash used in investing activities                           (221,134)       (81,683)
                                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in transaction deposits                     24,492        (27,632)
      Net increase in time deposits                                       23,628         55,573
      Net increase (decrease) in short-term borrowings                   127,854        (14,032)
      Cash dividends on common stock                                      (4,519)        (3,007)
      Stock repurchase                                                    (1,884)        (1,935)
      Proceeds from exercise of stock options                                423            887
                                                                      -----------    -----------
        Net cash provided by financing activities                        169,994          9,854
                                                                    -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (29,579)       (55,851)
CASH AND CASH EQUIVALENTS, beginning of period                           107,725        142,502
                                                                    -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                             $    78,146    $    86,651
                                                                    =============  =============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                  For the Nine Months
                                                                   Ended September 30
                                                                    1998      1997
                                                               ----------  ----------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Net earnings                                              $  15,124   $  11,885
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
     Accretion of discount on investment securities                 (303)       (653)
     Provisions for loan and OREO losses                           2,400       3,645
     Depreciation and amortization                                 2,336       2,249
     Change in accrued interest receivable                          (842)        (13)
     Change in accrued interest payable                            1,652         190
     Change in other assets and liabilities                        1,194      (1,325)
                                                               ----------  ----------
       Total adjustments                                           6,437       4,093
                                                               ----------  ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  21,561   $  15,978
                                                               ==========  ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1998, and 1997

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1997 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $4.3 million at September 30, 1998. Of this total, $4.2 million, or 97.55%, represented loans that were supported by collateral with a fair market value, net of prior liens, of $8.5 million. At September 30, 1998, $106,000, or 2.45%, of total impaired loans represented loans for which repayment was projected to come from cash flows.

2. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1998, the Company had entered into commitments with certain customers amounting to $209.6 million compared to $153.7 million at December 31, 1997. Letters of credit at September 30, 1998, and December 31, 1997, were $8.2 million and $7.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1998, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1998, was 15,025,100. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1997 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 3-for-2 stock split which was effective January 2, 1998. The tables below present the reconciliation of earnings per share for the periods indicated.

                                                  Earnings Per Share Reconciliation
                                                       For the Three Months
                                                        Ended September 30,

                                               1998                                       1997
                             ---------------------------------------   -----------------------------------------
                                             Weighted                                   Weighted
                               Income     Average Shares   Per Share     Income      Average Shares    Per Share
                             (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)     Amount
BASIC EPS
   Income available to
    common stockholders      $ 5,282,244    15,043,788    $   0.35     $ 4,785,482    14,962,445      $   0.32
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                     577,305       (0.01)                      586,254         (0.01)
                             ---------------------------------------   -----------------------------------------
DILUTED EPS
  Income available to
    common stockholders      $ 5,282,244    15,621,093    $   0.34     $ 4,785,482    15,548,699      $   0.31
                             =======================================   ========================================


                                                  Earnings Per Share Reconciliation
                                                       For the Nine Months
                                                        Ended September 30,

                                               1998                                       1997
                             ---------------------------------------   -----------------------------------------
                                             Weighted                                   Weighted
                               Income     Average Shares   Per Share     Income      Average Shares    Per Share
                             (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)     Amount
BASIC EPS
   Income available to
    common stockholders      $15,123,940    15,051,511    $   1.00     $11,885,005    14,982,129      $   0.79
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                      622,842       (0.04)                      581,844         (0.03)
                             ---------------------------------------   -----------------------------------------
DILUTED EPS
  Income available to common
    stockholders             $15,123,940    15,674,353    $   0.96     $11,885,005    15,563,973      $   0.76
                             =======================================   =========================================

6. Supplemental cash flow information. During the nine-month period ended September 30, 1998, loans amounting to $2.5 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

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

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1997 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank.

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $15.1 million for the nine months ended September 30, 1998. This represented an increase of $3.2 million, or 27.25%, over net earnings of $11.9 million, for the nine months ended September 30, 1997. Basic earnings per share for the nine month period increased to $1.00 per share for 1998, compared to $0.79 per share for 1997. Diluted earnings per share increased to $0.96 per share for the first nine months of 1998, compared to $0.76 per share for the same nine month period last year. The annualized return on average assets was 1.52% for the first nine months of 1998 compared to a return on average assets of 1.39% for the nine months ended September 30, 1997. The annualized return on average equity was 18.50% for the nine months ended September 30, 1998, compared to a return of 16.98% for the nine months ended September 30, 1997.

     For the third quarter of 1998, the Company generated net earnings of $5.3 million. This represented an increase of $497,000, or 10.38%, over earnings of $4.8 million, for the third quarter of 1997. Basic earnings per share increased to $0.35 per share for the most recent quarter, compared to $0.32 per share for the third quarter of last year. Diluted earnings per share increased to $0.34 per share for the third quarter of 1998, compared to $0.31 per share for the same three month period for 1997. The annualized return on average assets was 1.51% for the third quarter of 1998, compared to a return of 1.64% for the third quarter of 1997. The annualized return on average equity was 18.72%, for the third quarter of this year, compared to a return of 19.91%, for the same period last year.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $26.1 million for the nine months ended September 30, 1998. This represented an increase of $3.4 million, or 14.85%, compared to operating earnings of $22.7 million for the first nine months of 1997. For the third quarter of 1998, pre-tax operating earnings totaled $8.7 million. This represented an increase of $185,000, or 2.17%, over pre-tax operating earnings of $8.5 million for the third quarter of 1997.

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

     For the nine months ended September 30, 1998, net interest income was $48.5 million. This represented an increase of $4.7 million, or 10.79%, over net interest income of $43.8 million for the nine months ended September 30, 1997. Although net interest income increased, the net interest margin decreased to 5.47% for the nine months ended September 30, 1998, compared to 5.93% for the nine months ended September 30, 1997. In addition, the net interest spread decreased to 3.99% for the nine months ended September 30, 1998, compared to a spread of 4.61% for the nine months ended September 30, 1997.

     The increase in net interest income for the most recent nine month period was the result of an increased volume of average earning assets. Earning assets averaged $1.2 billion for the first nine months of 1998. This represented an increase of $214.1 million, or 21.39%, compared to average earning assets of $1.0 billion for the first nine months of 1997. The decrease in the net interest margin for the nine months ended September 30, 1998 compared to the first nine months of 1997 was the result of a lower yield on average earning assets. The decrease in the net interest spread resulted as the yield on average earning assets decreased and the cost of interest bearing liabilities increased.

     Similarly, net interest income increased for the third quarter of 1998, compared to the third quarter of 1997. For the third quarter of 1998, net interest income totaled $16.5 million. This represented an increase of $1.2 million, or 7.93%, over net interest income of $15.3 million for the third quarter of 1997. The increase in net interest income for the third quarter of this year also resulted from an increased volume in average earning assets. For the third quarter of 1998, earning assets, averaged $1.28 billion. This represented an increase of $247.2 million, or 23.82%, over average earning assets of $1.04 billion for the third quarter of 1997. The net interest margin decreased to 5.28% for the third quarter of 1998, compared to a net interest margin of 5.99% for the third quarter of 1997. Again, the decrease in the net interest margin was the result of a lower yield on average earning assets. The net interest spread decreased to 3.78% for the third quarter of 1998, compared to a spread of 4.58% for the third quarter of 1997.

     The Company reported total interest income of $71.5 million for the nine months ended September 30, 1998. This represented an increase of $9.4 million, or 15.24%, over total interest income of $62.1 million for the nine months ended September 30, 1997. The increase reflected the greater volume of earning assets noted above. The yield on average total earning assets decreased to 7.99% for the nine months ended September 30, 1998, from a yield of 8.36% for the nine months ended September 30, 1997.

     The decrease in the yield on average earning assets resulted from lower yields on average loans and a greater concentration of earning assets in investments as opposed to loans. The yield on average loans decreased to 9.64% for the nine months ended September 30, 1998, from a yield of 9.82% for the first nine months of 1997. The 18 basis point decrease in average loan yields primarily reflected increased price competition for loans. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher will be the yield on earning assets. For the nine months ended September 30, 1998, loans represented 51.52% of average earning assets, compared to 58.20% for the nine months ended September 30, 1997.

     Similar trends were evident when comparing the third quarter of 1998 with the third quarter of 1997. Total interest income was $24.8 million for the third quarter of 1998. This represented an increase of $3.1 million, or 14.54% over total interest income of $21.7 million for the third quarter of 1997. The yield on average loans decreased to 9.53% for the third quarter of 1998, compared to a 10.00% yield for the third quarter of 1997. Average loans as a percent of average earning assets decreased to 49.35% for the three months ended September 30, 1998, compared to 56.84% for the same period last year.

     The increase in total interest income was partially offset by an increase in interest expense for both the nine months and the quarter ended September 30, 1998 when compared to the same periods for 1997. Interest expense totaled $23.0 million for the nine months ended September 30, 1998. This represented an increase of $4.7 million, or 25.94%, over total interest expense of $18.3 million for the nine months ended September 30, 1997. For the three months ended September 30, 1998, interest expense totaled $8.3 million. This represented an increase of $1.9 million, or 30.35% compared to the same period last year.

     The increase reflected an increase in both the average volume and cost of interest bearing liabilities. Average interest bearing liabilities were $766.6 million for the first nine months of 1998. This represented an increase of $117.3 million, or 18.06%, from average interest bearing liabilities of $649.3 million for the first nine months of 1997.

     The cost of average interest bearing liabilities increased to 4.00% for the nine months ended September 30, 1998, compared to a cost of 3.75% for the first nine months of 1997. The increase in the cost of interest bearing liabilities was primarily the result of an increase in average time deposits and other borrowed funds. Average time deposits totaled $277.1 million for the nine months ended September 30, 1998. This represented an increase of $64.7 million, or 30.44%, over average time deposits of $212.4 million for the nine months ended September 30, 1997. The cost of average time deposits was 5.23% for the first nine months of 1998 and 1997.

     Other borrowed funds averaged $121.1 million for the nine months ended September 30, 1998. This represented an increase of $46.9 million, or 63.21%, over average other borrowed funds of $74.2 million for the nine months ended September 30, 1997. The cost of other borrowed funds decreased to 5.52% for the nine months ended September 30, 1998, compared to a cost of 5.60% for the nine months ended September 30, 1997.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1998, and 1997. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 35.0% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                        Nine-month periods ended September 30,
                                                                 1998                          1997
                                                   Average                          Average
ASSETS                                             Balance     Interest  Rate       Balance  Interest   Rate
Investment Securities
  Taxable                                       $  483,222       22,621  6.24%   $  364,320    17,146   6.28%
  Tax-advantaged (F1)                               94,580        3,166  6.26%       48,793     1,775   6.81%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions       11,370          462  5.42%        5,436       219   5.37%
Loans (F2) (F3)                                    626,225       45,288  9.64%      582,699    42,935   9.82%
                                                ------------------------------   ----------------------------
Total Earning Assets                             1,215,397       71,537  7.99%    1,001,248    62,075   8.36%
Total Non-earning Assets                           114,719                          136,789
                                                ----------                       ----------
Total Assets                                    $1,330,116                       $1,138,037
                                                ==========                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                   $  431,994                       $  381,834
Savings Deposits (4)                               368,487        7,101  2.57%      362,742     6,800   2.50%
Time Deposits                                      277,066       10,875  5.23%      212,403     8,339   5.23%
                                                ------------------------------   ----------------------------
Total Deposits                                   1,077,547       17,976  2.22%      956,979    15,139   2.11%
                                                ------------------------------   ----------------------------
Other Borrowings                                   121,083        5,015  5.52%       74,188     3,116   5.60%
                                                ------------------------------   ----------------------------
Total Interest-Bearing Liabilities                 766,636       22,991  4.00%      649,333    18,255   3.75%
                                                ----------                       ----------
Other Liabilities                                   22,497                           13,529
Stockholders' Equity                               108,989                           93,341
                                                ----------                       ----------
Total Liabilities and
  Stockholders' Equity                          $1,330,116                       $1,138,037
                                                ==========                       ==========


Net interest spread                                                      3.99%                          4.61%
Net interest margin                                                      5.47%                          5.93%

(F1) Yields are calculated on a taxable equivalent basis.
(F2) Loan fees are included in total interest income as follows:  1998,  $2,997; 1997,  $2,554.
(F3) Nonperforming  loans are  included in net loans as follows: 1998, $4,315; 1997, $6,523.
(F4) Includes interest-bearing demand and money market accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                      Comparison of nine-month period ended
                         September 30, 1998 and 1997
                    Increase (decrease) in interest income or expense
                               due to changes in
                                                                     Rate/
                                             Volume    Rate    Volume     Total
                                              ----------------------------------
Interest Income:
  Taxable investment securities             $  5,595  $   (90) $  (30)  $  5,475
  Tax-advantaged investment securities         1,666     (142)   (133)     1,391
  Federal funds sold and interest bearing
   deposits with other institutions              239        2       2        243
  Loans                                        3,207     (795)    (59)     2,353
                                            ------------------------------------
Total earning assets                          10,707   (1,025)   (220)     9,462
                                            ------------------------------------

Interest Expense:
  Savings deposits                               108      190       3        301
  Time deposits                                2,538       (2)     (0)     2,536
  Other borrowings                             1,969      (43)    (27)     1,899
                                            ------------------------------------
Total interest-bearing liabilities             4,615      145     (24)     4,736
                                            ------------------------------------

Net Interest Income                         $  6,092  $(1,170) $ (196)  $  4,726
                                            ====================================

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

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of September 30, 1998.

                                              Estimated Net
            Simulated                        Interest Income
           Rate Changes                        Sensitivity
        +200 basis points                        -2.34%
        -200 basis points                         1.34%

     The table indicates that net interest income would decrease by approximately 2.34% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would increase approximately 1.34% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.9 million for the nine months ended September 30, 1998. This represented a decrease of $70,000, or 3.55% from the provision for credit losses of $2.0 million for the nine months ended September 30, 1997. For the third quarter of 1998, the provision for credit losses was $600,000. This represented a decrease of $315,000, or 34.43%, from the provision for credit losses of $915,000 for the third quarter of 1997.

     The allowance for credit losses at September 30, 1998 was $13.4 million. This represented an increase of $2.8 million, or 25.66%, from the allowance for credit losses of $10.6 million at September 30, 1997. The allowance for credit losses increased to 2.13% of average gross loans for the first nine months of 1998, compared to 1.82% of average gross loans for the same period last year. For the nine months ended September 30, 1998, loans charged to the allowance for credit losses, net of recoveries ("net loan charge offs") totaled $60,000, compared to net loans charge offs of $3.6 million for the first nine months of 1997.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $5.6 million at September 30, 1998. This represented a decrease of $5.3 million, or 48.46%, from nonperforming assets of $10.9 million at December 31, 1997. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $4.3 million at September 30, 1998. This represented a decrease of $2.2 million, or 33.35%, from the level of nonperforming loans at December 31, 1997. Table 6 presents nonperforming assets as of September 30 1998, and December 31, 1997. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at September 30, 1998, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                             Nine-months
(amounts in thousands)                                               ended September 30,
                                                                    1998             1997
Amount of Total Loans at End of Period                          $  635,361       $   600,561
                                                                ===========      ============
Average Total Loans Outstanding                                 $  626,225       $   582,699
                                                                ===========      ============
Allowance for Credit Losses at Beginning of Period              $   11,522       $    12,239
Loans Charged-Off:
  Real Estate Loans                                                     86             3,414
  Commercial and Industrial                                            216               286
  Consumer Loans                                                        27                71
                                                                -----------      ------------
    Total Loans Charged-Off                                            329             3,771
                                                                -----------      ------------

Recoveries:
  Real Estate Loans                                                    155                22
  Commercial and Industrial                                            101               167
  Consumer Loans                                                        13                 7
                                                                -----------      ------------
    Total Loans Recovered                                              269               196
                                                                -----------      ------------
Net Loans Charged-Off                                                   60             3,575
                                                                -----------      ------------
Provision Charged to Operating Expense                               1,900             1,970
                                                                -----------      ------------
Allowance for Credit Losses at End of period                    $   13,362       $    10,634
                                                                ===========      ============

Net Loans Charged-Off to Average Total Loans*                         0.01%             0.82%
Net Loans Charged-Off to Total Loans at End of Period*                0.01%             0.79%
Allowance for Credit Losses to Average Total Loans                    2.13%             1.82%
Allowance for Credit Lossess to Total Loans at End of Period          2.10%             1.77%
Net Loans Charged-Off to Allowance for Credit Losses*                 0.60%            44.82%
Net Loans Charged-Off to Provision for Credit Losses                  3.16%           181.47%

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

     Other operating income totaled $11.1 million for the nine months ended September 30, 1998. This represented an increase of $788,000, or 7.61%, from other operating income of $10.4 million for the nine months ended September 30, 1997.

     Trust income totaled $2.6 million for the nine months ended September 30, 1998. This represented an increase of $254,000, or 10.81%, over trust income of $2.3 million for the nine months ended September 30, 1997. In March of 1998, the Bank sold an office building used as its Brea office. The Bank realized a gain on the sale of approximately $450,000 which is included in the $652,000 gain on sale of premises and equipment for the first nine months of 1998. During the first nine months of 1997, gains on sale of premises and equipment totaled $27,000.

     Other operating income totaled $3.7 million for the third quarter of 1998. This represented an increase of $217,000, or 6.27%, over other operating income of $3.5 million for the third quarter of 1997.

Other Operating Expenses

     Other operating expenses totaled $33.8 million for the nine months ended September 30, 1998. This represented an increase of $734,000, or 2.22%, over other operating expenses of $33.0 million for the nine months ended September 30, 1997. For the third quarter of 1998, other operating expenses totaled $11.2 million, representing an increase of $556,000, or 5.21%, over operating expenses of $10.7 million for the third quarter of 1997.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for declining Southern California real estate values over the past several years. For the nine months ended September 30, 1998, the provision for other real estate owned was $500,000. This represented a decrease of $1.2 million, or 70.15%, from a provision of $1.7 million for the nine months ended September 30, 1997. This decrease reflects the improvement in the loan portfolio and the reduction of other real estate owned from $4.4 million at December 31, 1997 to $1.3 million at September 30, 1998.

     As a percent of average assets, annualized other operating expenses decreased to 3.39% for the nine months ended September 30, 1998, compared to a ratio of 3.87% for the nine months ended September 30, 1997. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 56.60% for the nine months ended September 30, 1998, compared to a ratio of 61.01% for the nine months ended September 30, 1997. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.44 billion at September 30, 1998. This represented an increase of $182.8 million, or 14.53%, over total assets of $1.26 billion at December 31, 1997. Gross loans totaled $635.4 million at September 30, 1998. This represented an increase of $18.4 million, or 2.97%, over gross loans of $617.0 million at December 31, 1997. Total deposits increased $48.1 million, or 4.47%, to $1.12 billion at September 30, 1998, from $1.08 billion at December 31, 1997.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $696.6 million at September 30, 1998. This represented an increase of $204.4 million, or 41.54%, over total investment securities of $492.2 million at December 31, 1997.

     At September 30, 1998, the Company's net unrealized gain on securities available-for-sale totaled $7.2 million. The Company recorded an adjustment increasing accumulated other comprehensive income to $4.1 million, and an adjustment to increase deferred tax assets to $3.1 million. At December 31, 1997, the Company reported a net unrealized gain on investment securities available for sale of $1.3 million, with an adjustment to equity capital of $772,000 and deferred taxes of $567,000. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

     Table 4 sets forth investment securities held-to-maturity and available-for-sale, at September 30, 1998 and December 31, 1997.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                        September 30, 1998                          December 31, 1997
                                                                        Net                                        Net
                                               Amortized   Market  Unrealized            Amortized    Market   Unrealized
                                                   Cost     Value   Gain(Loss) Yield        Cost      Value    Gain/(Loss)    Yield
U.S. Treasury securities
      Available for Sale                      $   3,010  $  3,037   $     27   6.02%    $  51,238   $  51,525       287       5.71%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
      Available for Sale                        464,340   469,820      5,480   6.36%      279,835     280,920     1,085       6.41%
      Held to Maturity                            4,039     4,147        108   5.74%        4,969       5,068        99       6.49%

Other Government Agency Securities
      Available for Sale                         24,746    24,868        122   6.59%       53,052      53,018       (34)      6.52%

GNMA mortgage-backed pass-through
securities
      Available for Sale                         66,016    66,593        577   6.64%        9,854       9,878        24       6.61%
      Held to Maturity                              759       823         64   9.42%          964       1,046        82       6.53%

Tax-exempt Municipal Securities
      Available for Sale                         56,005    57,076      1,071   4.49%       25,364      25,509       145       4.56%
      Held to Maturity                           50,489    52,559      2,070   4.81%       50,789      52,222     1,433       4.52%

Other  securities
      Available for Sale                         18,404    18,404          0   0.00%       13,256      13,256         0       0.00%
      Held to Maturity                            1,492     1,492          0   6.89%        1,322       1,322         0       6.37%

                                              --------------------------------------   --------------------------------------------

                                              $ 689,300  $698,819   $  9,519   5.96%   $  490,643   $ 493,764     3,121       5.89%
                                              ======================================   ============================================

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                           September 30, December 31,
                                                 1998        1997
                                               --------   --------
Commercial and Industrial                      $237,934   $258,987
Real Estate:
  Construction                                   25,631     19,819
  Mortgage                                      273,783    229,926
Consumer                                         18,544     17,445
Lease finance receivables                        22,030     24,008
Agribusiness                                     59,692     69,404
                                               --------   --------
   Gross Loans                                 $637,614   $619,589
Less:
   Allowance for credit losses                   13,362     11,522
   Deferred net loan fees                         2,253      2,583
                                               --------   --------
Net loans                                      $621,999   $605,484
                                               ========   ========

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $5.6 million at September 30, 1998. This represented a decrease of $5.3 million, or 48.46%, from nonperforming assets of $10.9 million at December 31, 1997. As a percent of total assets, nonperforming assets decreased to 0.39% at September 30, 1998, from 0.86% at December 31, 1997.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

         Table 6 - Nonperforming Assets (dollar amounts in thousands)

                                        September 30, 1998     December 31, 1997
Nonaccrual loans                            $4,315                $ 3,955
Loans past due 90 days or more
 and still accruing interest                     0                    424
Restructured loans                               0                  2,092
Other real estate owned (OREO), net          1,285                  4,395
                                            ------                -------
Total nonperforming assets                  $5,600                $10,866
                                            ======                =======
Percentage of nonperforming assets
   to total loans outstanding and OREO        0.88%                  1.75%
Percentage of nonperforming
   assets to total assets                     0.39%                  0.86%

     The decrease in nonperforming assets was the result of a decrease in other real estate owned and restructured loans. Other real estate owned totaled $1.3 million at September 30, 1998. This represented a decrease of $3.1 million, or 70.76%, from total real estate owned of $4.4 million at December 31, 1997. Restructured loans declined $2.1 million for the first nine months of 1998.

     At September 30, 1998, the majority of nonaccrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for nonaccrual loans ranged from approximately 14% to 115%.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At September 30, 1998, total deposits were $1.12 billion. This represented an increase of $48.1 million, or 4.47%, from total deposits of $1.08 billion at December 31, 1997. Demand deposits totaled $457.3 million at September 30, 1998, representing a decrease of $12.5 million, or 2.66%, from total demand deposits of $469.8 million at December 31, 1997. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the third quarter of 1998 were $446.7 million. This represented an increase of $49.2 million, or 12.36%, from average demand deposits of $397.5 million for the third quarter of 1997. The comparison of average balances for the third quarters of 1998 and 1997, is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $288.0 million at September 30, 1998. This represented an increase of $23.6 million, or 8.94%, over total time deposits of $264.4 million at December 31, 1997. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $175.0 million at September 30, 1998. This represented and increase of $126.0 million, or 257.14% over other borrowed funds of $49.0 million at December 31, 1997. The increase in other borrowed funds during the first nine months of 1998 was primarily the result of an increase in a secured short term loan from the Federal Home Loan Bank. The funds were used to purchase investment securities at a positive net interest spread.

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

     Net cash provided by operating activities totaled $21.6 million for the first nine months of 1998, compared to net cash provided by operating activities of $16.0 million for the same period last year. The increase was primarily the result of increased interest received on loans and investment securities.

     Net cash used for investing activities totaled $221.1 million for the first nine months of 1998, compared to net cash used for investing activities of $81.7 million for the same period last year. The increase in net cash used for investing activities was primarily from the purchase of additional investment securities. Financing activities provided net cash flows of $170.0 million for the nine months ended September 30, 1998. This compares to $9.9 million in net cash provided for the nine months ended September 30, 1997. A net increase in deposits of $48.1 million for the nine months ended September 30, 1998, compared to a net increase in deposits of $27.9 million for the same period last year contributed to the change. In addition, net cash flows provided by financing activities was impacted by an increase in short term borrowings of $127.9 million for the first nine months of 1998 compared to a decrease of $14.0 million for the first nine months of 1997. At September 30, 1998, cash and cash equivalents totaled $78.1 million. This represented a decrease of $8.6 million, or 9.82%, from a total of $86.7 million at September 30, 1997.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first nine months of 1998, the Bank's loan to deposit ratio averaged 58.12%, compared to an average ratio of 60.89% for the first nine months of 1997.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 1998, approximately $37.4 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. At September 30, 1998, CVB had no material commitments for capital expenditures. The Bank, as part of its year 2000 program, is anticipating the purchase of a new teller system in an approximate amount of $600,000.

Capital Resources

     The Company's equity capital was $114.6 million at September 30, 1998. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1997 annual report (management's discussion and analysis and note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 3.0%. At September 30, 1998, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1998, and December 31, 1997.

Table 7 - Regulatory Capital Ratios

                           Required
                           Minimum   September 30, 1998       December 31, 1997
Capital Ratios             Ratios     Company   Bank           Company   Bank
Risk-based captial ratios
   Tier 1                  4.00%       12.71%    12.41%         12.08%    11.84%
   Total                   8.00%       13.98%    13.68%         13.35%    13.11%
Leverage ratio             4.00%        7.26%     7.08%          7.56%     7.40%

     On August 19, 1998, the Board of Directors of the Company reauthorized and superseded the April 16, 1997 repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 500,000 shares. As of December 31, 1997, the Company had purchased 142,772 shares for an average price of $13.56 per share. The Company repurchased 90,600 shares of common stock at an average price of $20.80 per share during the third quarter and first nine months of 1998.

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

Year 2000

     The financial institutions industry, as with other industries, is faced with year 2000 issues. These issues center around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year. Certain statements in this section on the Year 2000 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Such factors include but are not limited to the estimated costs of remediation, the preparedness of third party vendors, timetables for implementation of future remediation and testing, contingency plans, and estimated future costs due to business disruption caused by affected third parties.

     The Company has been working on these issues for the last 21 months. A committee, known as Team 2000, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues, a phased management procedural approach has been adopted as follows:

     Awareness Phase - Team 2000 coordinators and supporting staff are appointed and empowered to receive external training as necessary, and immediately review all pertinent regulatory and industry issuance's regarding Year 2000 issues. The team 2000 coordinators will develop a process and overall strategy to cover in-house systems, service bureaus for systems that are outsourced, vendors, customers, and suppliers.

     Assessment Phase - Team 2000 coordinators will prepare a report regarding the size of the problem and complexity of Year 2000 issues, as will as the level of work and resources necessary to address them. The report will include issues relating to hardware, software, networks, ATM's, processing platforms, and other equipment (copier, fax, phone exchange, etc.) customer systems, vendors, and environmental systems (security systems, elevators, vaults, etc.).

     Renovation Phase - Team 2000 coordinators will supervise the project including enhancements, hardware and software upgrades, systems replacements and vendor certification as "Year 2000 Compliant". Work will be prioritized depending on the applications impact. Insights may also be provided from "critical assessments" performed as part of the disaster recovery business resumption assessment.

     Validation Phase - After programming codes by outside venders have been modified or systems upgraded, each will be tested in incremental states to assess full correction of the Year 2000 issues. Team 2000 coordinators will establish time control check-off points to ensure timely completion of modifications or replacement activities.

     Implementation Phase - Once modifications are completed, replacements or upgrades are in place, and/or other changes have occurred to address Year 2000 problematic areas, the Year 2000 plan will be in full compliance.

     To date the Awareness Phase and the Assessment Phase have been completed. All core applications have been certified Year 2000 compliant. The Renovation Phase as it relates to "bank critical" systems/processes is 80% complete. The Validation Phase as it relates to "bank critical" system/processes is 78% complete. Both the Renovation and the Validation Phases are scheduled to be completed by March 31, 1999.

     As of September 30, 1998, for approximately 20% of the systems/processes deemed "bank critical", the Bank has not been able to identify specific timelines to validate Year 2000 compliance due to dependencies on external parties (e.g., vendors, agencies, etc.,) who are not required by regulation to be Year 2000 compliant until a later date. Contingency and follow-up plans have been initiated to cover those 20%.

     The third party vendor of the Bank's teller terminal system has indicated that their hardware is not compliant and will not be made compliant. It is of an older generation of technology. The Bank is in the process of replacing this system, which is anticipated to be completed by March 31, 1999.

     The Bank has notified its customers by means of statement stuffers of Year 2000 issues. It is also in the process of contacting each of its major borrowing and depository customers to make them aware of the issues and to seek information regarding its customers' preparedness for the Year 2000.

     The Boards of Directors of CVB and the Bank have approved a Year 2000 Policy and budget. The Board has approved a budget of $1.3 million for the anticipated costs of Year 2000 issues. The Board has allocated $500,000 of the Bank's allowance for loan and lease losses to cover potential losses from customers due to their Year 2000 problems. In addition, it is anticipated that the replacement of the teller system will cost $600,000. The remaining $200,000 is budgeted for miscellaneous and contingency items. To date, the Company has expended approximately $55,000 for the testing of software and hardware.

     Of the $1.3 million, the $500,000 allocation from the allowance for loan and lease losses has already been provided through the income statement. The Company believes that costs to replace the teller system which could be as much as $600,000 will be capitalized as these costs relate to the purchase of new equipment and, therefore, will only impact the earnings of the Company as it is depreciated. The Company anticipates that the remaining $145,000 will be reflected in the income statement over the next three quarters. The source of funds to address Year 2000 issues will be operating cash funds.

     In addition, the Boards of Directors of CVB and the Bank have engaged an outside CPA consulting firm to perform an internal audit related to the Bank's efforts associated with the Year 2000. The Bank received a "Satisfactory" rating for its Year 2000 plan and efforts in achieving the plan to date.

     The Company has an existing Disaster Recovery Plan or Contingency Plan in the event a disaster should occur and affect the Company. This Plan encompasses the restoration of all or part of the Company's systems should that be necessary. This Plan is being augmented to cover contingencies arising from Year 2000. The Plan has been tested in the past and the augmented Plan will be tested in the fourth quarter of 1998.

Business Segments

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena ("Citizens"). At the time of the acquisition, Citizens had a trust division with managed assets of approximately $800.0 million. The acquired division, now called the Asset Management division, managed assets of $887.7 million at September 30, 1998.

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

Table 8 - Business Segments

                                          Amounts in Thousands
                                              (Unaudited)
                                        For the Nine Months Ended
                                           September 30, 1998
                                     Banking       Asset
                                    Operations  Management    Company
Net interest income                  $48,546      $           $48,546
Less: Provision for credit losses      1,900                    1,900
Other operating income                 8,536        2,603      11,139
                                     -------      -------     -------
    Net revenue                      $55,182      $ 2,603     $57,785
Other operating expenses
    Salaries and employee benefits    15,696        1,099      16,795
    Occupancy and equipment            5,427          296       5,723
    Other                             10,811          452      11,263
                                     -------      -------     -------
                                      31,934        1,847      33,781

    Earnings before taxes            $23,248      $   756     $24,004
                                     =======      =======     =======


                                          Amounts in Thousands
                                              (Unaudited)
                                        For the Nine Months Ended
                                           September 30, 1998
                                     Banking       Asset
                                    Operations  Management    Company


Net interest income                  $43,820      $           $43,820
Less: Provision for credit losses      1,970                    1,970
Other operating income                 8,002        2,349      10,351
                                     -------      -------     -------
    Net revenue                      $49,852      $ 2,349     $52,201

Other operating expenses
    Salaries and employee benefits    15,362        1,061      16,423
    Occupancy and equipment            4,897          234       5,131
    Other                             10,942          551      11,493
                                     -------      -------     -------
                                      31,201        1,846      33,047

    Earnings before taxes            $18,651      $   503     $19,154
                                     =======      =======     =======

                           PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K
                        On August 19, 1998, the Company filed a Report on Form 8-K, reporting under Item 5. The Company filed
                        Exhibit 99.1, Press Release of August 19, 1998.
                                       28

                                  Exhibit Index

Exhibit No.                Description                                Page


         27                Financial Data Schedule                      31
                                       29

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    November 12, 1998                         /s/ Edward J. Biebrich Jr.
                                                   ---------------------------
                                                   Edward J. Biebrich Jr.
                                                   Chief Financial Officer
                                       30