Form 10-K
period 1998-12-31
CVB FINANCIAL CORP
filed 1999-03-19
CIK 354647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
         STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION                         IDENTIFICATION NO.)

         701 N. HAVEN AVENUE, SUITE 350                               91764
              ONTARIO, CALIFORNIA                                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 980-4030

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                          ON WHICH REGISTERED
                Common Stock                           American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 16, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $314,588,000.

     Number of shares of common stock of the registrant outstanding as of February 16, 1999: 16,557,313.

The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting of
Stockholders which
will be filed within 120 days of the fiscal year ended
December 31, 1998                                             Part III of Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  INTRODUCTION

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which CVB Financial Corp. and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding the entities mission and vision. CVB Financial Corp. and its subsidiaries' actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such differences, see "Item 1. Business -- Risk Factors that May Affect Future Results."

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

     CVB's principal business is to serve as a holding company for the Bank and Community and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business -- Supervision and Regulation -- Dividends and Other Transfers of Funds." At December 31, 1998, the Company had $1.6 billion in total consolidated assets, $675.7 million in consolidated net loans and $1.2 billion in total consolidated deposits.

     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

CITIZENS BUSINESS BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California Department of Financial Institutions and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 1998, the Bank had $1.6 billion in assets, $678.1 million in net loans and $1.2 billion in deposits.

     The Bank currently has 24 banking offices located in San Bernardino County, Riverside County, the northern portion of Orange County and the eastern portion of Los Angeles County in Southern California. Of the 24 offices, the Bank opened eight as de novo branches and acquired the other sixteen in acquisition transactions. Since 1990, the Bank has added twelve offices, two in 1990, two in 1993, two in 1994, one in 1995, four in 1996, and one on February 1, 1999.

     On October 20, 1995, the Bank completed its acquisition of the Victorville office of Vineyard National Bank for an aggregate cash purchase price of $200,000. The Bank assumed approximately $4.1 million in deposits and $952,000 in loans.

     On March 29, 1996, the Bank acquired Citizens Commercial Trust and Savings Bank of Pasadena, California, ("Citizens Bank of Pasadena"). Citizens Bank of Pasadena had four branch offices, two branches located in Pasadena, one branch located in La Canada and one branch located in San Marino. The Bank acquired approximately $59.9 million in loans, and assumed approximately $111.7 million in deposits. In addition, the Bank acquired a Trust Division that managed assets of approximately $800.0 million which are not included on the balance sheet of the Bank or Company. Concurrent with this acquisition, the Bank changed its name from Chino Valley Bank to "Citizens Business Bank."

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

     The Bank also offers a wide range of financial services and trust services through its Asset Management Department. These services include trust services, mutual funds, annuities, 401K plans and individual investment accounts.

COMMUNITY TRUST DEED SERVICES

     The Company owns 100% of the voting stock of Community, which has one office. Community's services, which are provided to the Bank and non-affiliated persons, include preparing and filing notices of default, reconveyances and related documents and acting as a trustee under deeds of trust. At present, the assets, revenues and earnings of Community are not material in amount when compared to the Bank.

COMPETITION

     The banking and financial services industry in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 24 offices located in the following counties: San Bernardino, Riverside, Orange, and Los Angeles. Neither the deposits nor loans of the offices of the Bank exceed 1.0% of all financial services companies located in the counties in which the Bank operates.

EMPLOYEES

     At December 31, 1998, the Company employed 427 persons -- 272 on a full-time and 155 on a part-time basis. The Company believes that its employee relations are satisfactory.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

     The Company's profitability, like most depository institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment. The impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

     The business of the Company and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

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

SUPERVISION AND REGULATION

GENERAL

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the next Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

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

     The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

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

DIVIDENDS AND OTHER TRANSFERS OF FUNDS

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $38.0 million at December 31, 1998.

     The FDIC and the Commissioner also have authority to prohibit the Bank from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The Commissioner may impose similar limitations on the Bank. See "-- Prompt Corrective Regulatory Action and

Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of December 31, 1998.

                                         ACTUAL                REQUIRED               EXCESS
                                    -----------------      ----------------      ----------------
                                     AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                    --------    -----      -------    -----      -------    -----
                                                       (DOLLARS IN THOUSANDS)
Leverage ratio
  Company.........................  $104,693     7.2%      $58,163     4.0%      $46,530     3.2%
  Bank............................   102,690     7.1%       57,854     4.0%       44,836     3.1%
Tier 1 risk-based ratio
  Company.........................   104,693    12.2%       34,326     4.0%       70,367     8.2%
  Bank............................   102,690    12.0%       34,230     4.0%       68,460     8.0%
Total risk-based ratio
  Company.........................   115,562    13.5%       68,481     8.0%       47,081     5.5%
  Bank............................   113,533    13.3%       68,291     8.0%       45,242     5.3%

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the

1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

INTERSTATE BANKING AND BRANCHING

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted February 23, 1998, the Bank was rated satisfactory in complying with its CRA obligations.

YEAR 2000 COMPLIANCE

     The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines. In November 1998, the FDIC conducted a Year 2000 compliance exam. In January 1999, the Federal Reserve Bank conducted a Year 2000 compliance exam.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Economic Conditions and Geographic Concentration. The Company's operations are located San Bernardino County, Riverside County, the northern portion of Orange County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

     Interest Rates. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rate levels will remain generally constant in 1999. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

     Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing loans, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

     Competition. The banking and financial services businesses in the Company's market areas are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

     Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

YEAR 2000 COMPLIANCE

     Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations.

     Many computer programs were designed and developed utilizing only two digits in date fields, thereby creating the inability to recognize the year 2000 or years thereafter. Beginning in the year 2000, these date codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers and suppliers. Failures of these systems or untimely corrections could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company's year 2000 plan includes evaluating existing hardware, software, ATMs, vaults, alarm systems, communication systems and other electrical devices, testing critical application programs and systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phases of the project were to become aware of pertinent year 2000 issues and to assess and identify all systems, programs and business processes requiring modification and to develop comprehensive renovation plans as needed. These initial phases have been completed. The next phases were to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. The renovation as it relates to "bank critical" systems and processes is complete. The testing or validation phase as it relates to "bank critical" systems and processes is 99% complete. Renovation and testing is scheduled to be completed by March 31, 1999. Failure to be year 2000 compliant or incurrence of significant costs to render the Company year 2000 compliant could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is evaluating its major customers and suppliers to determine if they are year 2000 compliant. Failure of any material customer or supplier to be year 2000 compliant could also have a material adverse effect on the Company.

     Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California.

     The Bank occupies the premises for seventeen of its offices under leases expiring at various dates from 1999 through 2027. The Bank owns the premises for eight of its offices, including its data center.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1998, was $3.8 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplementary Data."

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

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4.9 million, which included approximately $2.1 million in compensatory damages, $1.6 million in punitive damages, and $1.2 million in pre-judgment interest. The lawsuit alleges that the Bank misled MRI in their purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998 the motion was denied. The Bank filed an appeal on August 19, 1998 and is proceeding with the appellate process, which could take an extended period of time to complete. During 1998, the Bank has accrued a liability for that portion of the judgment discussed above related to Tri-National Development Corp. Management believes the ultimate outcome of this case will not have a material effect on the Company's future consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1998.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 15, 1999, the principal executive officers of the Company and Bank are:

                NAME                                           POSITION                          AGE
                ----                                           --------                          ---
George A. Borba......................  Chairman of the Board of the Company and the Bank         66
D. Linn Wiley........................  President and Chief Executive Officer of the Company      60
                                       and the Bank
Frank Basirico.......................  Executive Vice President/Senior Loan Officer of the Bank  44
Edward J. Biebrich Jr................  Chief Financial Officer of the Company and Executive      55
                                       Vice President and Chief Financial Officer of the Bank
Jay W. Coleman.......................  Executive Vice President of the Bank                      56
Ed Pomplun...........................  Executive Vice President of the Bank                      52

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

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

     Shares of CVB Financial Corp. common stock price decreased from an average price of $23.321 per share for the first quarter of 1998 to an average per share price of $21.711 for the fourth quarter of 1998. The following table presents the high and low sales prices and dividend information for the Company's common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the ten percent stock dividend declared in 1998 and the three for two stock split declared in 1997. The Company had approximately 1,072 shareholders of record as of December 31, 1998.

                    TWO YEAR SUMMARY OF COMMON STOCK PRICES

 QUARTER
  ENDED      HIGH     LOW          DIVIDENDS
 -------    ------   ------        ---------
03/31/1997  $12.43   $10.84   $0.06 Cash Dividend
06/30/1997  $16.06   $11.14   $0.06 Cash Dividend
09/30/1997  $15.38   $12.20   $0.06 Cash Dividend
12/31/1997  $22.57   $15.30   $0.09 Cash Dividend
                              3-for-2 Stock Split
03/31/1998  $26.19   $18.75   $0.09 Cash Dividend
06/30/1998  $24.21   $19.32   $0.09 Cash Dividend
09/30/1998  $22.22   $17.05   $0.09 Cash Dividend
12/31/1998  $23.64   $19.21   $0.12 Cash Dividend
                               10% Stock Dividend

-------------------------

The Company lists its common stock on the American Stock Exchange under the symbol "CVB."

ITEM 6. SELECTED FINANCIAL DATA

                                       1998             1997             1996            1995           1994
                                  --------------   --------------   --------------   ------------   ------------
Net Interest Income.............  $   65,591,650   $   59,680,144   $   53,427,982   $ 48,140,875   $ 42,818,669
Provision for Credit Losses.....       2,500,000        2,670,000        2,887,821      2,575,000        350,000
Other Operating Income..........      14,975,942       13,822,876       14,278,777      9,090,442      7,586,410
Other Operating Expenses........      45,024,244       42,890,122       41,909,303     35,053,016     32,434,624
                                  --------------   --------------   --------------   ------------   ------------
Earnings Before Income Taxes....      33,043,348       27,942,898       22,909,635     19,603,301     17,620,455
Income Taxes....................      12,255,941       10,573,111        9,576,299      8,145,842      7,185,679
                                  --------------   --------------   --------------   ------------   ------------
NET EARNINGS....................  $   20,787,407   $   17,369,787   $   13,333,336   $ 11,457,459   $ 10,434,776
                                  ==============   ==============   ==============   ============   ============
Basic Earnings Per Common
  Share(1)......................  $         1.26   $         1.05   $         0.81   $       0.71   $       0.65
                                  ==============   ==============   ==============   ============   ============
Diluted Earnings Per Common
  Share(1)......................  $         1.21   $         1.01   $         0.79   $       0.68   $       0.63
                                  ==============   ==============   ==============   ============   ============
Stock Splits....................                          3-for-2
Stock Dividends.................             10%                               10%            10%            10%
Cash Dividends Declared Per
  Share(1)......................  $         0.39   $         0.27   $         0.19   $       0.15   $       0.14
Dividend Pay-Out Ratio..........          30.95%           25.86%           23.85%         23.21%         23.30%

FINANCIAL POSITION:
  Assets........................  $1,555,206,734   $1,258,769,224   $1,160,420,694   $936,939,922   $836,095,349
  Net Loans.....................     675,668,220      605,483,738      576,686,562    496,448,905    484,617,731
  Deposits......................   1,215,304,966    1,075,695,322      990,596,623    803,573,853    762,623,921
  Stockholders' Equity..........     115,707,064      102,084,970       89,087,071     78,260,216     61,939,928
  Book Value Per Share(1).......            7.00             6.20             5.41           4.83           3.85
  Equity-to-Assets Ratio(2).....           7.44%            8.11%            7.68%          8.35%          7.41%

FINANCIAL PERFORMANCE:
  Return on:
    Beginning Equity............          20.36%           19.50%           17.04%         18.50%         17.40%
    Average Equity..............          18.66%           18.22%           16.09%         16.13%         16.84%
  Return on Average Assets......           1.52%            1.50%            1.31%          1.39%          1.40%

CREDIT QUALITY:
  Allowance for Credit Losses...  $   13,364,649   $   11,522,328   $   12,238,816   $  9,625,586   $  9,470,736
  Allowance/Total Loans.........           1.94%            1.87%            2.08%          1.90%          1.92%
  Total Non Performing Loans....  $    7,217,566   $    6,471,063   $   23,559,720   $ 26,847,307   $ 21,567,108
  Non Performing Loans/Total
    Loans.......................           1.05%            1.05%            4.00%          5.31%          4.37%
  Allowance/Non Performing
    Loans.......................         185.17%          178.06%           51.95%         35.85%         43.91%
  Net Charge-Offs...............  $      657,679   $    3,386,488   $      985,920   $  2,420,150   $    853,363
  Net Charge-Offs/Average
    Loans.......................           0.10%            0.58%            0.18%          0.50%          0.18%

---------------
(1) All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 16, 1998, as to holders of record on December 31, 1998, and paid January 25, 1999 and the 3-for-2 stock split declared in 1997, and 10% stock dividends declared in 1996, 1995 and 1994.

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

     CVB Financial Corp., ("CVB") is a bank holding company. Its primary subsidiary, Citizens Business Bank, (the "Bank") is a state chartered bank with 24 branch offices located in San Bernardino, Riverside, east Los Angeles, and north Orange Counties. Community Trust Deed Services ("Community") is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. For purposes of this analysis, the consolidated entity is referred to as the "Company".

     Virtually all of the Company's activities are conducted within its market area, which includes the Inland Empire, San Gabriel Valley and other areas of Southern California. For the year 1998, Southern California, and specifically the Inland Empire and the San Gabriel Valley, continued to recover from a severe recession. The recession resulted from declines in the defense industry, corporate relocations and general weakness in the real estate market. During 1998 confidence improved among small businesses and consumers. Many industries grew at a satisfactory rate. While the Southern California economies have exhibited recent positive economic and employment trends, there is no assurance that such trends will continue.

     On March 29, 1996, the Bank acquired Citizens Bank of Pasadena with deposits of approximately $111.7 million, and loans of approximately $58.9 million. As a result of the acquisition, the Bank acquired four new banking offices (La Canada Flintridge, Pasadena, Colorado-Catalina(Pasadena), and San Marino). In addition to the commercial banking operation, the Bank acquired a trust operation with approximately $800.0 million in assets under management. These trust assets are not included on the balance sheet of the Bank or Company. The acquisition contributed significantly to the growth of the Company's deposits, loans and assets.

                     ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $20.8 million for the year ended December 31, 1998. This represented an increase of $3.4 million, or 19.68%, over net earnings of $17.4 million for the year ended December 31, 1997. Net earnings for 1997 increased $4.1 million, or 30.27%, over net earnings of $13.3 million for the year ended December 31, 1996. Diluted earnings per share were $1.21 in 1998, $1.01 in 1997, and $0.79 in 1996. Basic earnings per share were $1.26 in 1998, $1.05 in 1997, and $0.81 in 1996. Diluted and basic earnings per share have been adjusted for the effects of a three for two stock split declared in 1997, and 10% stock dividends declared in 1998 and 1996.

     The increase in net earnings for 1998 compared to 1997 was primarily the result of an increase in net interest income and an increase in other operating income. The increase in earnings for 1997 compared to 1996 was the result of an increase in net interest income. Increased net interest income for 1998 and 1997 reflected higher volumes of average earning assets for each year. The collection of a $2.1 million settlement of litigation contributed to the increase in other operating income for 1996. The increases in net revenue for 1998 and 1997 were partially offset by increases in operating expenses.

     For 1998, the Company's return on average assets was 1.52%, compared to a return on average assets of 1.50% for 1997, and a return of 1.31% for 1996. The Company's return on average stockholders' equity was 18.66% for 1998, compared to a return of 18.22% for 1997, and 16.09% for 1996.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using the federal marginal tax rate of 35.00%.

          TABLE 1 -- DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND
        STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS
                             (DOLLARS IN THOUSANDS)

                                                   1998                           1997                           1996
                                       ----------------------------   ----------------------------   ----------------------------
                                        AVERAGE                        AVERAGE                        AVERAGE
                                        BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE
                                       ----------   --------   ----   ----------   --------   ----   ----------   --------   ----
ASSETS
Investment Securities Taxable (1)....  $  511,708   $31,784    6.21%  $  376,851   $23,718    6.29%  $  303,086   $18,613    6.14%
    Tax preferenced (2)..............      97,734     4,370    6.27%      54,098     2,552    6.62%      26,330     1,318    7.02%
Federal Funds Sold...................       9,041       479    5.30%       4,767       250    5.24%       9,893       512    5.18%
Loans (3) (4)........................     632,809    60,207    9.51%     587,353    58,135    9.90%     552,393    54,451    9.86%
                                       ----------   -------    ----   ----------   -------    ----   ----------   -------    ----
        Total Earning Assets.........   1,251,292    96,840    7.88%   1,023,069    84,655    8.38%     891,702    74,894    8.46%
        Total Non Earning Assets.....     113,740                        132,942                        124,928
                                       ----------                     ----------                     ----------
        Total Assets.................  $1,365,032                     $1,156,011                     $1,016,630
                                       ==========                     ==========                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits......................  $  441,918                     $  388,250                     $  327,789
Savings Deposits (5).................     372,640   $ 9,288    2.49%     363,171   $ 9,186    2.53%     353,190   $ 8,901    2.52%
Time Deposits........................     281,031    14,498    5.16%     225,016    11,865    5.27%     188,319     9,839    5.22%
                                       ----------   -------    ----   ----------   -------    ----   ----------   -------    ----
        Total Deposits...............   1,095,589    23,786    2.17%     976,437    21,051    2.16%     869,298    18,740    2.16%
                                       ----------   -------    ----   ----------   -------    ----   ----------   -------    ----
Other Borrowings.....................     136,189     7,462    5.48%      69,542     3,924    5.64%      51,185     2,726    5.33%
                                       ----------   -------    ----   ----------   -------    ----   ----------   -------    ----
Interest Bearing Liabilities.........     789,860    31,248    3.96%     657,729    24,975    3.80%     592,694    21,466    3.62%
                                       ----------                     ----------                     ----------
Other Liabilities....................      21,876                         14,683                         13,276
Stockholders' Equity.................     111,378                         95,349                         82,871
                                       ----------                     ----------                     ----------
        Total Liabilities and
          Stockholders' Equity.......  $1,365,032                     $1,156,011                     $1,016,630
                                       ==========                     ==========                     ==========
Net interest spread..................                          3.92%                          4.58%                          4.84%
Net interest margin..................                          5.38%                          5.93%                          6.05%
Net interest margin excluding loan
  fees...............................                          5.09%                          5.57%                          5.69%

---------------
(1) Includes certificates of deposit purchased from other institutions.

(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 35.00%.

(3) Loan fees are included in total interest income as follows, (000)s omitted:
    1998, $3,711; 1997, $3,767; 1996, $3,203.

(4) Non performing loans are included in net loans as follows, (000)s omitted:
    1998, $7,218; 1997, $6,471; 1996, $23,559.

(5) Includes interest bearing demand and money market accounts.

     The Company's operating results depend primarily on net interest income, the difference between the interest and fees earned on loans and investments less the interest paid on deposit accounts and borrowed funds. Net interest income totaled $65.6 million for 1998. This represented an increase of $5.9 million, or 9.91%, over net interest income of $59.7 million for 1997. Net interest income for 1997 increased $6.3 million, or 11.70%, over net interest income of $53.4 million for 1996. The increases in net interest income for 1998 and 1997 were primarily the result of greater average balances of earning assets during each year.

     The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest bearing liabilities, as well as changes in the level of interest bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest bearing liabilities. The Company's net interest margin was 5.38% for 1998, compared to 5.93% for 1997, and 6.05% for 1996. A lower yield on average earning assets, coupled with an increase in the cost of average interest bearing liabilities, contributed to the decrease in the net interest margin for 1998 and 1997.

     In the last quarter of 1998, Prime Rate decreased. This had the effect of reducing the yield on loans. The decrease in Prime Rate was the effect of a decrease in the overnight Federal Funds Rate and the Discount Rate by the Federal Reserve Board. This had the effect of not only reducing Prime Rate, but also the rates in the bond market and, to some extent the rates on deposits.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest bearing liabilities. The Company's net interest spread decreased to 3.92% for 1998, compared to 4.58% for 1997, and 4.84% for 1996. The decrease in the net interest spread for 1998 and 1997 resulted from decreases in the yield on earning assets and an increase in the cost of average interest bearing liabilities.

     The yield on earnings assets decreased to 7.88% for 1998, from 8.38% for 1997, and 8.46% for 1996. The decrease in the yield on earning assets for 1998 was the result of lower yields on investment securities, loans, and a less profitable asset mix. The decrease in the yield on earning assets for 1997 reflects lower yields on tax preferred investment securities and a less profitable asset mix. The yield on average loans decreased to 9.51% for 1998, compared to 9.90% for 1997, which represented a decrease from a yield of 9.86% for 1996. The decrease in the yields on loans for 1998 was the result of a lowering interest rate environment and increased price competition for loans compared to 1997. The decrease in the yields on loans for 1997 was the result of increased price competition for loans compared to 1996. Loans typically have higher yields than investments and federal funds sold. Total loans, measured as a percentage of average earning assets, decreased to 50.57% for 1998, compared with 57.41% in 1997, and 61.95% in 1996. Conversely, average investment securities, including federal funds sold, increased to 49.43% of average earning assets for 1998, compared with 42.59% for 1997, and 38.05% for 1996.

     The cost of average interest bearing liabilities increased to 3.96% for 1998, compared to 3.80% for 1997, and 3.62% for 1996. For the most part, the increase in the cost of average interest bearing liabilities for 1998 and 1997 reflected increases in comparable interest rates, a shift to time deposits from money market and savings accounts, and increased usage of other borrowed funds. The Company has been able to offset, in part, the impact of the increased cost of interest bearing liabilities by obtaining a greater portion of its total average deposits from noninterest bearing demand deposits. As a percentage of total average deposits, average noninterest bearing demand deposits increased to 40.34% for 1998, compared to 39.76% for 1997, and 37.71% for 1996. The FDIC has
approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company's net interest margin, net interest spread, and net earnings.

     Despite the decrease in the yield on average earning assets, total interest income increased in 1998, 1997 and 1996. The increases were the result of increased balances of average earning assets. Interest income totaled $96.8 million for 1998. This represented an increase of $12.1 million, or 14.39%, compared to total interest of $84.7 million for 1997. For 1997, total interest income increased $9.8 million, or 13.03%, from total interest income of $74.9 million for 1996.

     Interest expense totaled $31.2 million for 1998. This represented an increase of $6.2 million, or 25.11%, over total interest expense of $25.0 million for 1997. For 1997, total interest expense increased $3.5 million, or 16.35%, over total interest expense of $21.5 million for 1996. For both 1998 and 1997, the increase in interest expense was the combined result of greater levels of average interest bearing liabilities and an increase in the cost of average interest bearing liabilities.

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

  TABLE 2 -- RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST INCOME, INTEREST
                        EXPENSE, AND NET INTEREST INCOME
                             (AMOUNT IN THOUSANDS)

                                                 1998 COMPARED TO 1997               1997 COMPARED TO 1996
                                               INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                           ----------------------------------   -------------------------------
                                                              RATE/                             RATE/
                                           VOLUME    RATE     VOLUME   TOTAL    VOLUME   RATE   VOLUME   TOTAL
                                           ------   -------   ------   ------   ------   ----   ------   ------
Interest Income:
  Taxable investment securities..........  $8,487   $  (310)  $(111)   $8,066   $4,530   $463    $112    $5,105
  Tax preferenced securities.............   2,059      (133)   (108)    1,818    1,390    (76)    (80)    1,234
  Federal funds..........................     224         3       2       229     (265)     7      (4)     (262)
  Loans..................................   4,499    (2,253)   (174)    2,072    3,446    223      15     3,684
                                           ------   -------   -----    ------   ------   ----    ----    ------
Total earning assets.....................  15,269    (2,693)   (391)   12,185    9,101    617      43     9,761
                                           ------   -------   -----    ------   ------   ----    ----    ------
Interest Expense:
  Savings deposits.......................     240      (135)     (3)      102      252     32       1       285
  Time deposits..........................   2,954      (257)    (64)    2,633    1,917     92      17     2,026
  Other borrowings.......................   3,761      (114)   (109)    3,538      978    162      58     1,198
                                           ------   -------   -----    ------   ------   ----    ----    ------
Total interest bearing liabilities.......   6,955      (506)   (176)    6,273    3,147    286      76     3,509
                                           ------   -------   -----    ------   ------   ----    ----    ------
Net Interest Income......................  $8,314   $(2,187)  $(215)   $5,912   $ 5,954  $331    $(33)   $6,252
                                           ------   -------   -----    ------   ------   ----    ----    ------

     Interest and fees on loans, the Company's primary source of revenue, totaled $60.2 million for 1998. This represented an increase of $2.1 million, or 3.56%, over interest and fees on loans of $58.1 million for 1997. For 1997, interest and fees on loans increased $3.6 million, or 6.77%, over interest and fees on loans of $54.5 million for 1996. The increase in interest and fee on loans for 1998 and 1997 reflected increases in the average balance of loans, and for 1997, an increase in average yield on loans. The yield on loans decreased to 9.51% for 1998, compared to 9.90% for 1997. The yield on loans for 1996 was 9.86%. The decrease in loan yields for 1998 compared to 1997 reflected the lower interest rate environment and increased price competition for loans. Deferred loan origination fees, net of costs, totaled $2.3 million at December 31, 1998. This represented a decrease of $262,893, or 10.18%, from deferred loan origination fees, net of costs, of $2.6 million at December 31, 1997.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was no interest income that was accrued and not reversed on nonperforming loans at December 31, 1998 and December 31, 1996. There was interest income of approximately $12,000 that was accrued and not reversed on a nonperforming loan at December 31, 1997. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $103,000 greater for 1998, $66,000 greater for 1997, and $253,000 greater for 1996. Accordingly, yields on loans would have increased by 0.02% for 1998, 0.01% for 1997, and 0.05% for 1996.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $3.7 million for 1998, $3.7 million for 1997 and $3.2 million for 1996.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

                          TABLE 3 -- LOAN FEE ACTIVITY
                             (AMOUNTS IN THOUSANDS)

                                                               1998       1997       1996
                                                              -------    -------    -------
Fees Collected..............................................  $ 3,449    $ 3,071    $ 2,861
Fees and costs deferred.....................................   (2,286)    (2,147)    (1,959)
Accretion of deferred fees and costs........................    2,548      2,843      2,301
                                                              -------    -------    -------
          Total fee income reported.........................  $ 3,711    $ 3,767    $ 3,203
                                                              =======    =======    =======
Deferred net loan origination fees acquired.................        0          0      1,158
                                                              =======    =======    =======
Deferred net loan origination fees at end of year...........  $ 2,321    $ 2,583    $ 3,279
                                                              =======    =======    =======

PROVISION FOR CREDIT LOSSES

     The provision for credit losses totaled $2.5 million for 1998. This represented a decrease of $170,000, or 6.37%, from the provision for credit losses of $2.7 million for 1997. For 1997, the provision for credit losses decreased $218,000, or 7.54%, from the provision for credit losses of $2.9 million for 1996. Loans acquired through merger in 1996 included an adjustment to the allowance for credit losses of $711,000. Net loans charged to the allowance for credit losses totaled $657,679 for 1998. This represented an decrease of $2.7 million, or 80.58%, from net loan losses charged to the allowance of $3.4 million for 1997. For 1997, net loan losses charged to the allowance for credit losses increased $2.4 million, or 243.49%, from net loans charged to the allowance of $1.0 million for 1996. See "Risk
Management -- Credit Risk".

OTHER OPERATING INCOME

     Other operating income for the Company includes income derived from special services offered by the Bank, such as asset management (trust services), merchant card, investment services, international, and other business services; it also includes service charges and fees (primarily from deposit accounts); gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community; and other revenues not included as interest on earning assets.

     Other operating income totaled $15.0 million for 1998. This represents an increase of $1.2 million, or 8.34%, from other operating income of $13.8 million for 1997. During 1997, other operating income decreased $456,000, or 3.19%, over other operating income of $14.3 million for 1996. A $2.1 million settlement of litigation paid to the Bank in March 1996 was included as other operating income for 1996. The settlement related to a suit filed by the Bank against a former officer and director for violation of an employment termination agreement. If this settlement was not included in 1996 income, other operating income would have increased $1.6 million, or 13.49% for 1997. The increase in other operating income in 1998 is due in part to the fee income originated by the Bank's Asset Management Division, (trust services) which generated fees totaling $3.5 million, $3.2 million, and $2.3 million for 1998, 1997 and 1996, respectively. Investment Services which provides mutual funds, certificate of deposit and other non-incurred investment products, generated fees totaling $603,000, $405,000 and $292,000 for 1998, 1997 and 1996, respectively. The sale of securities generated income totaling $407,000, $16,000 and $3,000 for 1998, 1997 and 1996, respectively while the sale of fixed assets added income totaling $675,000, $21,000 and $17,000 for 1998, 1997 and 1996, respectively.

     Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $222,000, $367,000, and $247,000, for 1998, 1997, and 1996, respectively.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $45.0 million for 1998 and $42.9 million for 1997, representing an increase of $2.1 million, or 4.98%, from 1997. Other operating expenses increased $1.0 million, or 2.34%, over total operating expenses of $41.9 million for 1996.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Company and the number of branch offices have increased. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 3.30% for 1998, compared to a ratio of 3.71% for 1997, and 4.12% for 1996. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) can be measured in terms of other operating expenses as a percentage of net revenue. This is known as the Efficiency Ratio and indicates the percentage of revenue that is used to cover expenses. For 1998, other operating expenses as a percentage of total revenue decreased to 55.88%, compared to a ratio of 58.35% for 1997, and a ratio of 61.90% for 1996. The decrease in the ratio for 1998 and 1997, indicated that a proportionately smaller amount of net revenue was being allocated to operating expenses.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $22.7 million for 1998. This represented an increase of $1.0 million, or 4.83%, over salaries and related expenses of $21.7 million for 1997. Salary and related expenses for 1997 were $1.7 million, or 8.20%, greater than salaries and related expenses of $20.0 million for 1996. The increases for both 1998 and 1997 primarily resulted from increased staffing levels. Expenses for 1997 included the first full year of operations of the four branch offices and the Asset Management Division acquired in March of 1996 from Citizens Bank of Pasadena. Despite these increases, salaries and related expenses as a percent of average assets decreased to 1.66% for 1998, compared to 1.87% for 1997, and 1.97% for 1996.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $3.8 million for 1998. This represented an increase of $344,000, or 10.01%, over occupancy expense of $3.4 million for 1997. Occupancy expense for 1997 increased $218,000, or 6.77%, from an expense level of $3.2 million for 1996. In 1998 occupancy expense increased as a result of a decrease of $100,000 in lease income. Equipment expense totaled $3.9 million for 1998. This represented an increase of $528,000, or 15.69%, over the $3.4 million expense for 1997. For 1997, equipment expense increased $252,000, or 8.10%, from an expense of $3.1 million for 1996. Equipment expense in 1998 increased as a result of a $226,000 increase in computer maintenance and replacement costs and associated depreciation. The addition of four new branch offices contributed to increases in both occupancy and equipment expenses for 1997.

     Stationary and supplies expense totaled $2.7 million for 1998. This represented an increase of $81,000, or 3.09%, over the expense of $2.6 million for 1997. Stationary and supplies expense for 1997 increased $184,000, or 7.53%, over the expense of $2.4 million for 1996. Contributing to the increase for 1997 was the cost of changing preprinted forms and stationary as a result of the Bank's name change in 1996.

     Professional services totaled $3.8 million for 1998. This represented an increase of $1.5 million or 65.59%, over an expense of $2.3 million for 1997. For 1997, professional services expense increased $311,000, or 15.65%, from an expense of $2.0 million for 1996. The increase for 1998 was the result of increased expenses associated with a lawsuit against the Bank.

     Promotion expense totaled $2.0 million for 1998. This represented a decrease of $81,000, or 3.86%, from an expense of $2.1 million for 1997. Promotion expense decreased for 1997 by $66,000, or 3.07%, over an expense of $2.2 million for 1996.

     Other real estate owned expense represents the cost of acquiring, maintaining, and liquidating real property obtained by the Bank as a result of foreclosure. Included as an expense is a provision charged to earnings for potential decreases in the value of other real estate owned. Other real estate owned expense totaled $1.2 million for 1998. This represented a decrease of $1.5 million, or 55.60%, from an expense level of

$2.7 million for 1997. For 1997, other real estate owned expense decreased $2.0 million, or 42.86%, over an expense level of $4.7 million for 1996. The decrease in the expense for 1998 and 1997 compared to 1996 reflected the lower average balance of other real estate owned for the most recent year.

     Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $1.2 million for 1998 and 1997. The amortization expense for 1997 increased $170,000, or 16.58% over the expense of $1.0 million for 1996. The increase for 1997 compared to 1996 is a result of the increase in goodwill and intangibles associated with the acquisition of Citizens Bank of Pasadena.

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

     These statements are designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosures Act of 1998.

     The Company has been working on these issues for the last 24 months. A committee, known at Team 2000, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues, a phased management procedural approach has been adopted as follows:

     AWARENESS PHASE -- Team 2000 coordinators and supporting staff were appointed and empowered to receive external training as necessary, and immediately review all pertinent regulatory and industry issuances regarding Year 2000 issues. The Team 2000 coordinators developed a process and overall strategy to cover in-house systems, service bureaus for systems that are outsourced, vendors, customers, and suppliers.

     ASSESSMENT PHASE -- Team 2000 coordinators will prepare a report regarding the size of the problem and complexity of Year 2000 issues, as well as the level of work and resources necessary to address them. The report includes issues relating to hardware, software, networks, ATM's, processing platforms, and other equipment (copier, fax, phone exchange, etc.) customer systems, vendors, and environmental systems (security systems, elevators, vaults, etc.).

     RENOVATION PHASE -- Team 2000 coordinators supervise the project including enhancements, hardware and software upgrades, systems replacements and vendor certification as "Year 2000 Compliant". Work is prioritized depending on the applications impact. Insights may also be provided from "critical assessments" performed as part of the disaster recovery business resumption assessment.

     VALIDATION PHASE -- After programming codes by outside vendors have been modified or systems upgraded, they are tested, when possible, in incremental states to assess full correction of the Year 2000 issues. Team 2000 coordinators establish time control check-off points to ensure timely completion of modifications or replacement activities.

     IMPLEMENTATION PHASE -- Once modifications are completed, replacements or upgrades are in place, and/or other changes have occurred to address Year 2000 problematic areas, the Year 2000 plan will be in full compliance.

     To date the Awareness Phase and the Assessment Phase have been completed. All in-house bank critical applications have been tested Year 2000 compliant. The Renovation Phase as it relates to "bank critical" systems/processes is 100% complete. The Validation Phase as it relates to "bank critical" testing system/ processes is 99% complete. Both the Renovation and the Validation Phases are scheduled to be completed by March 31, 1999.

     As of December 31, 1998, for approximately 20% of the external systems/processes deemed as "bank critical", the Bank has not been able to identify specific timelines to validate Year 2000 compliance due to dependencies on external parties (e.g., vendors, agencies, etc.,) who are not required by regulation to be Year 2000 compliant until a later date. Contingency and follow-up plans have been developed.

     The third party vendor of the Bank's teller terminal system has indicated that their hardware is not compliant and will not be made compliant. It is of an older generation of technology. The Bank is in the process of replacing this system, which is anticipated to be completed by August 31, 1999.

     The Bank has notified its customers by means of statement stuffers of Year 2000 issues. It is also in the process of contacting each of its major borrowing and depository customers to make them aware of the issues and to seek information regarding it customers' preparedness for the Year 2000.

     The Board of Directors of CVB and the Bank have approved a Year 2000 Policy and budget. The Board has approved a budget of $1.8 million for the anticipated costs of Year 2000 issues. The Board has allocated $1.0 million of the Bank's allowance for loan and lease losses to cover potential losses from customers due to their Year 2000 problems. In addition, it is anticipated that the replacement of the teller system will cost $600,000. The remaining $200,000 is budgeted for miscellaneous and contingency items. To date, the Company has expended approximately $55,000 for the testing of software and hardware.

     Of the $1.8 million budget to cover anticipated costs of year 2000 issues, the $1.0 million allocation from the allowance for loan and lease losses has already been provided through the income statement. The Company believes that costs which could be as much as $600,000 to replace the teller system, which will be capitalized as these costs relate to the purchase of new equipment. Therefore, these costs will only impact the earnings of the Company as it is depreciated. The Company anticipates that the remaining $145,000 will be reflected in the income statement over the next three quarters. Funds used to address Year 2000 issues will come from operating cash funds.

     In addition, the Board of Directors of CVB and the Bank have engaged an outside CPA consulting firm to perform an internal audit related to the Bank's efforts associated with the Year 2000. The Bank received a "Satisfactory" rating for its Year 2000 plan and efforts in achieving the plan to date.

     The Company has an existing Disaster Recovery Plan or Contingency Plan in the event a disaster should occur and affect the Company. This Plan encompasses the restoration of all or part of the Company's systems should that be necessary. This Plan is being augmented to cover contingencies arising from Year 2000. The Plan has been tested in the past and the augmented Plan was most recently tested in the fourth quarter of 1998.

INCOME TAXES

     The Company's effective tax rate for 1998 was 37.1%. This compares to effective tax rates of 37.8% for 1997, and 41.8% for 1996. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period. The decrease in the effective tax rate for 1997 reflects an increase in tax preferenced income, and the tax benefit associated with the disqualifying disposition of stock options exercised. See "Note 7 of the Consolidated Financial Statements."

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $1.6 billion at December 31, 1998. This represented an increase of $296.4 million, or 23.55%, from total assets of $1.3 billion at December 31, 1997. For 1997, total assets increased $98.3 million, or 8.48%, from total assets of $1.2 billion at December 31, 1996.

     In the ordinary course of business, the Bank receives short term seasonal agricultural deposits of approximately $50.0 million during the final days of each year. These short term deposits are reflected in the level of demand deposits and cash and due from banks on December 31, 1998 and 1997.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 1998 and 1997. At December 31, 1998, the Company reported total investment securities of $730.0 million. This represents an increase of $237.9 million, or 48.33%, over total investment securities of $492.1 million at December 31, 1997. For 1997, investment securities increased $108.0 million, or 28.14%, greater than the total investment securities of $384.1 million at December 31, 1996. For 1996, investment securities increased $99.4 million, or 34.93%, greater than the total investment securities of $284.6 million at December 31, 1995.

     The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 1998, securities held as available for sale had a fair market value of $676.2 million, representing 92.62% of total investment securities with a value of $730.0 million using book value. At December 31, 1998, the net unrealized holding gain on securities available for sale was $2.5 million, and the unrealized gain on investments available for sale, net of deferred taxes was $1.4 million.

LOANS

     At December 31, 1998, the Company reported total loans, net of deferred loan fees, of $689.0 million. This represents an increase of $72.0 million, or 11.67%, over total loans of $617.0 million at December 31, 1997. For 1997, total loans increased $28.1 million, or 4.77%, over total loans, net of deferred loan fees of $588.9 million at December 31, 1996.

     Table 4 presents the distribution of the Company's loan portfolio at the dates indicated.

               TABLE 4 -- DISTRIBUTION OF LOAN PORTFOLIO BY TYPE
                             (AMOUNTS IN THOUSANDS)

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
Commercial and Industrial...........  $247,060    $258,987    $240,629    $234,709    $262,494
Real Estate
  Construction......................    29,415      19,819      36,925      23,805      26,302
  Mortgage..........................   297,856     229,926     219,763     149,039     116,077
Consumer, net of unearned
  discount..........................    17,816      17,445      19,576      15,876      15,553
Municipal Lease Finance
  Receivables.......................    22,923      24,008      19,825      21,529      23,246
Agribusiness (1)....................    76,283      69,404      55,486      63,580      52,920
                                      --------    --------    --------    --------    --------
  Gross Loans.......................   691,353     619,589     592,204     508,538     496,592
                                      --------    --------    --------    --------    --------
Less:
  Allowance for Credit Losses.......    13,364      11,522      12,239       9,626       9,471
  Deferred Loan Fees................     2,321       2,583       3,279       2,463       2,503
                                      --------    --------    --------    --------    --------
Total Net Loans.....................  $675,668    $605,484    $576,686    $496,449    $484,618
                                      ========    ========    ========    ========    ========

---------------
(1) Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $34.6 million for 1998, $27.9 million for 1997, $22.7 million for 1996, $8.8 million for 1995, $7.7 million for 1994, that represent loans to agricultural concerns for commercial or real estate purposes.

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

     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 1998. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

   TABLE 5 -- LOAN MATURITIES AND INTEREST RATE CATEGORY AT DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                             AFTER ONE
                                                  WITHIN     BUT WITHIN      AFTER
                                                 ONE YEAR    FIVE YEARS    FIVE YEARS     TOTAL
                                                 --------    ----------    ----------    --------
Types of Loans:
  Commercial and industrial(1).................  $130,125     $173,530      $214,852     $518,507
  Construction.................................    29,415            0             0       29,415
  Agribusiness.................................    76,136          147             0       76,283
                                                 --------     --------      --------     --------
                                                 $235,676     $173,677      $214,852     $624,205
                                                 ========     ========      ========     ========
Amount of Loans based upon:
  Fixed Rates..................................  $ 59,236     $131,642      $197,928     $388,806
  Floating or adjustable rates.................   176,440       42,035        16,924      235,399
                                                 --------     --------      --------     --------
                                                 $235,676     $173,677      $214,852     $624,205
                                                 ========     ========      ========     ========

---------------
(1) Includes approximately $271.4 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1998, substantially all of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

NONPERFORMING ASSETS

     At December 31, 1998, nonperforming assets, which included nonperforming loans (see CREDIT RISK) and other real estate owned, totaled $9.3 million. This represented a decrease of $1.5 million, or 14.23%, compared to nonperforming assets of $10.9 million at December 31, 1997. For 1997, total nonperforming assets decreased $18.9 million, or 63.48%, from total nonperforming assets of $29.8 million at December 31, 1996. The decrease in nonperforming assets for 1998 compared to 1997 resulted as balances of restructured loans, and other real estate owned decreased during the year, which was partially offset by an increase in nonaccrual loans. The decrease in nonperforming assets for 1997, reflected the decrease in nonaccrual loans, restructured loans and other real estate owned.

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

                        TABLE 6 -- NON-PERFORMING ASSETS
                             (AMOUNTS IN THOUSANDS)

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                             1998      1997       1996       1995       1994
                                            ------    -------    -------    -------    -------
Nonaccrual loans..........................  $7,218    $ 3,955    $17,564    $13,289    $12,613
Loans past due 90 days or more............       0        424        621          0          0
Restructured loans........................       0      2,092      5,374     13,558      8,954
Other real estate owned (OREO)............   2,102      4,395      6,196      8,253      9,860
                                            ------    -------    -------    -------    -------
Total nonperforming assets................  $9,320    $10,866    $29,755    $35,100    $31,427
                                            ======    =======    =======    =======    =======
Percentage of nonperforming assets to
  total loans outstanding & OREO..........    1.35%      1.75%      5.00%      6.82%      6.24%
Percentage of nonperforming assets to
  total assets............................    0.60%      0.86%      2.56%      3.75%      3.76%

     At December 31, 1998, the Company had loans on which interest was no longer accruing totaling $7.2 million. This represented a increase of $3.3 million, or 82.50%, from total nonaccrual loans of $4.0 million at December 31, 1997. For 1997, total nonaccrual loans decreased $13.6 million, or 77.48%, over total nonaccrual loans of $17.6 million at December 31, 1996. Approximately 40.00% of the number of nonaccrual loans at December 31, 1998, and 80.70% of the dollar volume of these nonaccrual loans were secured by real property which had a current appraisal that was less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1998, ranged between approximately 5.00% to 108.00%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan due to the borrower's financial condition. At December 31, 1998, the Company had no loans that were classified as restructured. This represented a decrease of $2.1 million, or 100.00%, from restructured loans of $2.1 million at December 31, 1997.

     Except for nonperforming loans as set forth in Table 6 and loans disclosed as impaired, the Bank's management is not aware of any loans as of December 31, 1998 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, Year 2000 preparedness or change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At December 31, 1998, the net book value of the properties held as other real estate owned totaled $2.1 million. This represented a decrease of $2.3 million, or 52.17%, from other real estate owned of $4.4 million at December 31, 1997. Although the Bank is actively marketing these properties, the Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. Although there are recent appraisals on each property that support the carrying costs of these properties at December 31, 1998, no assurances can be given that further charges to earnings may not occur if real estate values decrease or the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $1.2 billion at December 31, 1998. This represented an increase of $139.6 million, or 12.98%, over total deposits of $1.1 billion at December 31, 1997. During 1997, total deposits increased $85.1 million, or 8.59%, over total deposits of $990.6 million at December 31, 1996.

     Noninterest bearing demand deposits totaled $538.8 million at December 31, 1998. This represented an increase of $69.0 million, or 14.68%, over total noninterest bearing demand deposits of $469.8 million at December 31, 1997. For 1997, total noninterest bearing demand deposits increased $38.7 million, or 8.97%, over noninterest bearing demand deposits of $431.2 million at December 31, 1996. Noninterest bearing deposits represented 44.34% of total deposits as of December 31, 1998 and 43.68% of total deposits as of December 31, 1997.

     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 1998.

      TABLE 7 -- MATURITY DISTRIBUTION OF LARGE DENOMINATION TIME DEPOSITS
                             (AMOUNTS IN THOUSANDS)

3 months or less..................................  $125,424
Over 3 months through 6 months....................    57,104
Over 6 months through 12 months...................    19,045
Over 12 months....................................     1,522
                                                    --------
          Total...................................  $203,095
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

     At December 31, 1998, borrowed funds totaled $200.1 million. This represented a increase of $143.2 million, or 251.52%, from total borrowed funds of $56.9 million at December 31, 1997. For 1997, total borrowed funds decreased $11.7 million, or 17.03%, from a balance of $68.6 million at December 31, 1996. For 1996, total borrowed funds increased $21.9 million, or 46.80%, from a balance of $46.7 million at December 31, 1995. The maximum outstanding at any month-end was $200.1 million during 1998, $123.0 million during 1997, and $56.0 million during 1996.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     Total stockholders' equity was $115.7 million at December 31, 1998. This represented an increase of $13.6 million, or 13.34%, over total stockholders' equity of $102.1 million at December 31, 1997. For 1997, total stockholders' equity increased $13.0 million, or 14.59%, over total stockholders' equity of $89.1 million at December 31, 1996.

     Tier 1 capital, stockholders' equity less intangible assets, was $104.7 million at December 31, 1998. This represented an increase of $14.2 million, or 15.69%, over total Tier 1 capital of $90.5 million at December 31, 1997. For 1997, Tier 1 capital increased $12.9 million, or 16.63%, over Tier 1 capital of $77.6 million at December 31, 1996. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.25% of risk weighted assets, was $115.6 million at December 31, 1998. This represented an increase of $15.6 million, or 15.56%, over adjusted capital of $100.0 million at December 31, 1997. For 1997, adjusted capital increased $13.4 million, or 15.53%, over total adjusted capital of $86.6 million at December 31, 1996.

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

     At December 31, 1998, and 1997, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 1998, the Company's total risk-based capital ratio was 13.46%, compared to a ratio of 13.35% at December 31, 1997. The ratio of Tier 1 capital to risk weighted assets was 12.20% at December 31, 1998, compared to a ratio of 12.08% at December 31, 1997. At December 31, 1998, the Company's leverage ratio was 7.18%, compared to a ratio of 7.56% at December 31, 1997. See NOTE 15 of the Notes to the Consolidated Financial Statements.

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. At December 31, 1998, the Company had an unrealized gain on investment securities net of taxes of $1.4 million, compared to a gain net of taxes of $772,000 at December 31, 1997.

     During 1998 and 1997, the Company announced its intention to re-purchase some of its outstanding common stock. The Company re-purchased 91,700 in 1998 and 95,182 in 1997 of its outstanding shares at average price of $20.805 per share in 1998 and $20.332 per share in 1997 for an aggregate cost of $1.9 million in 1998 and $1.9 million in 1997.

     During 1998, the Board of Directors of the Company declared quarterly cash dividends that totaled 42 cents per share for the full year (0.39 cents per share after retroactive adjustment of a 10% stock dividend declared on December 16, 1998). After retroactive adjustment, cash dividends declared during 1998 were $0.12 greater than paid for 1997. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

                                RISK MANAGEMENT

     The Company's management has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk , transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

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

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the differences between estimated and actual losses.

     Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by the Bank's management to be adequate to provide for estimated losses inherent in the existing portfolio, unused commitments to provide financing including commitments under commercial and standby letters of credit.

     The Company does not have any cross-border outstandings. However, the Company's International Department does issue international letters of credit in support of its customer's cross-border business. The Company is positioned on the Pacific Rim and many of its customer's are impacted by trade in the Pacific Rim and in Latin America, especially Mexico. The impact of the Asian crisis appears to be spreading to other global markets, including Latin America. The Company's exposure in all affected countries continues to be short-term in nature and related to the finance of trade and the impact of the general Southern California economy.

     While the Bank has no direct exposure to these areas, the associative effects of the downturn in Asia and Latin America could effect the Company's market place in Southern California.

     The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for impairment of a Loan -- Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

     Management performs a detailed analysis of these loans, including, but not limited to, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

     - then-existing general economic and business conditions affecting the key lending areas of the Company,

     - then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

     - credit quality trends (including trends in nonperforming loans expected to result from existing conditions),

     - collateral values,

     - loan volumes and concentrations,

     - seasoning of the loan portfolio,

     - specific industry conditions within portfolio segments,

     - recent loss experience in particular segments of the portfolio,

     - duration of the current business cycle,

     - bank regulatory examination results and

     - findings of the Company's internal credit examiners.

     Management reviews these conditions in discussion with the Company's senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

     The Company has adopted SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The statements prescribe that a loan is impaired when principal and interest are deemed uncollectable according to the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). The amount of impairment is included as a part of the Company's allowance for credit losses. See Note 5 of the Notes to the Consolidated Financial Statements for additional information concerning impaired loans.

     At December 31, 1998, the Company reported an allowance for credit losses of $13.4 million. This represented a increase of $1.9 million or 15.99%, from the allowance for credit losses of $11.5 million at December 31, 1997. For 1997, the allowance for credit losses decreased $716,000, or 5.85%, from a balance of $12.2 million at December 31, 1996.

     Of the total $13.4 million reserve for credit losses at December 31, 1998, $1.4 million, or 7.46%, represented reserves for specific problem loans, including impaired loans, and $12.0 million, or 92.54%, represented that portion allocated to provide for general risks inherent in the loan portfolio.

     Nonperforming loans totaled $7.2 million at December 31, 1998. This represented a increase of $747,000, or 11.54%, from nonperforming loans of $6.5 million at December 31, 1997. For 1997, nonperforming loans decreased $17.1 million, or 72.53%, from nonperforming loans of $23.6 million at December 31, 1996. Nonperforming loans, measured as a percent of gross loans, equaled 1.04%, 1.05%, and 4.00%, at December 31, 1998, 1997, and 1996, respectively.

     Nonperforming loans included loans for which interest is no longer accruing. In addition, nonperforming loans include loans that have been renegotiated from their original contractual terms, even if the loan is paying as agreed under the renegotiated terms. The increase in nonperforming loans for 1998 was the result of an increase in nonaccrual loans, partially offset by a decrease in restructured loans. Nonaccrual loans increased $3.3 million, or 82.50%, to $7.2 million at December 31, 1998, from $4.0 million at December 31, 1997. Restructured loans decreased $2.1 million, or 100.00%, at December 31, 1998. The decrease in nonperforming loans between December 31, 1997 and 1996 was the result of a $13.6 million, or 77.48%, reduction in nonaccrual loans an a decrease of $3.3 million, or 61.07% in restructured loans.

     For 1998, the Company charged $658,000 of loans net of recoveries to the allowance for credit losses. This represented a decrease of $2.7 million, or 80.58%. Contributing to the decrease in nonperforming loans at December 31, 1997 was an increase in the balance of loans charged to the allowance for credit losses for 1997 compared to 1996. For 1997, the Company charged $3.4 million of loans net of recoveries to the allowance for credit losses. This represented an increase of $2.4 million, or 243.51%, from net charges to the allowance for credit losses of $1.0 million for 1996.

     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

                  TABLE 8 -- SUMMARY OF CREDIT LOSS EXPERIENCE
                             (AMOUNTS IN THOUSANDS)

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
Amount of Total Loans at End of
  Period(1).........................  $689,033    $617,006    $588,925    $506,074    $494,088
                                      ========    ========    ========    ========    ========
Average Total Loans
  Outstanding(1)....................  $632,809    $587,353    $552,393    $486,504    $466,514
                                      ========    ========    ========    ========    ========
Allowance for Credit Losses at
  Beginning of Period...............  $ 11,522    $ 12,239    $  9,626    $  9,471    $  8,849
Loans Charged-Off:
  Real Estate.......................       586       3,114       1,434       2,167         402
  Commercial, Financial and
     Industrial.....................       320         371         200         290         496
  Agribusiness......................         0           0           0           0           0
  Municipal Lease Finance
     Receivables....................         0           0           0           0           0
  Consumer Loans....................        36         121         115         162         123
                                      --------    --------    --------    --------    --------
     Total Loans Charged-Off........       942       3,606       1,749       2,619       1,021
                                      --------    --------    --------    --------    --------
Recoveries:
  Real Estate Loans.................       160          35         564          55          47
  Commercial, Financial and
     Industrial.....................       110         176         180         100          92
  Agribusiness......................         0           0           0           0           0
  Municipal Lease Finance
     Receivables....................         0           0           0           0           0
  Consumer Loans....................        14           8          19          44          29
                                      --------    --------    --------    --------    --------
     Total Loans Recovered..........       284         219         763         199         168
                                      --------    --------    --------    --------    --------
Net Loans Charged-Off...............       658       3,387         986       2,420         853
                                      --------    --------    --------    --------    --------
Provision Charged to Operating
  Expense...........................     2,500       2,670       2,888       2,575         350
                                      --------    --------    --------    --------    --------
Adjustments Incident to Mergers.....         0           0         711           0       1,125
                                      --------    --------    --------    --------    --------
Allowance for Credit Losses at End
  of period.........................  $ 13,364    $ 11,522    $ 12,239    $  9,626    $  9,471
                                      ========    ========    ========    ========    ========
Net Loans Charged-Off to Average
  Total Loans.......................      0.10%       0.58%       0.18%       0.50%       0.18%
Net Loans Charged-Off to Total Loans
  at End of Period..................      0.10%       0.55%       0.17%       0.48%       0.17%
Allowance for Credit Losses to
  Average Total Loans...............      2.11%       1.96%       2.22%       1.98%       2.03%
Allowance for Credit Losses to Total
  Loans at End of Period............      1.94%       1.87%       2.08%       1.90%       1.92%
Net Loans Charged-Off to Allowance
  for Credit Losses.................      4.92%      29.40%       8.06%      25.14%       9.01%
Net Loans Charged-Off to Provision
  for Credit Losses.................     26.32%     126.85%      34.14%      93.98%     243.71%

---------------
(1) Net of deferred loan origination fees.

     The Company's management believes that the allowance for credit losses at December 31, 1998 was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, nonperforming loans or net loan charge offs that would increase the provision for credit losses and thereby adversely affect the results of operations. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses.

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

            TABLE 9 -- ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                             (AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                -------------------------------------------------------------------------------------
                                       1998                  1997                  1996                  1995
                                -------------------   -------------------   -------------------   -------------------
                                 ALLOW-      % OF      ALLOW-      % OF      ALLOW-      % OF      ALLOW-      % OF
                                ANCE FOR   CATEGORY   ANCE FOR   CATEGORY   ANCE FOR   CATEGORY   ANCE FOR   CATEGORY
                                 CREDIT    TO TOTAL    CREDIT    TO TOTAL    CREDIT    TO TOTAL    CREDIT    TO TOTAL
                                 LOSSES     LOANS      LOSSES     LOANS      LOSSES     LOANS      LOSSES     LOANS
                                --------   --------   --------   --------   --------   --------   --------   --------
Real Estate...................  $   646      47.5%    $   298      40.5%    $   395      47.8%     $  155      34.0%
Commercial and Industrial.....    6,650      46.9%      6,107      53.2%      7,794      46.1%      5,534      58.7%
Consumer......................      144       2.6%        121       2.8%        126       3.3%         42       3.1%
Unallocated...................    5,924       N/A       4,996       N/A       3,924       N/A       3,895       N/A
                                -------               -------               -------                ------
    Total.....................  $13,364               $11,522               $12,239                $9,626
                                =======               =======               =======                ======

                                   DECEMBER 31,
                                -------------------
                                       1994
                                -------------------
                                 ALLOW-      % OF
                                ANCE FOR   CATEGORY
                                 CREDIT    TO TOTAL
                                 LOSSES     LOANS
                                --------   --------
Real Estate...................   $   88      28.7%
Commercial and Industrial.....    4,182      63.5%
Consumer......................       43       3.1%
Unallocated...................    5,158       N/A
                                 ------
    Total.....................   $9,471
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

     Table 10 provides the Bank's maturity/repricing gap analysis at December 31, 1998, and 1997. The Bank had a negative cumulative 180 day gap of $411.1 million at December 31, 1998. This represented an increase of $114.1 million, or 38.43%, over the 180 day cumulative negative gap of $297.0 million at December 31, 1997. In theory, this would indicate that at December 31, 1998, $411.1 million more in liabilities than assets would re-price if there was a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decreased, the negative gap would tend to result in an increase in the net interest margin.

             TABLE 10 -- ASSET AND LIABILITY MATURITY/REPRICING GAP
                             (AMOUNTS IN THOUSANDS)

                                                             OVER 90     OVER 180
                                                90 DAYS      DAYS TO      DAYS TO       OVER
                                                OR LESS     180 DAYS     365 DAYS     365 DAYS
                                               ---------    ---------    ---------    --------
1998
Earning Assets:
  Investment Securities at carrying value....  $  54,568    $  32,761    $  61,737    $580,955
  Total Loans................................    256,443       20,410       33,703     380,797
                                               ---------    ---------    ---------    --------
          Total..............................  $ 311,011    $  53,171    $  95,440    $961,752
Interest Bearing Liabilities
  Savings Deposits...........................  $ 386,290    $       0    $       0    $      0
  Time Deposits..............................    164,405       84,568       35,579       5,655
  Other Borrowings...........................     85,000       55,000       10,000      50,000
                                               ---------    ---------    ---------    --------
          Total..............................    635,695      139,568       45,579      55,655
                                               ---------    ---------    ---------    --------
Period GAP...................................  $(324,684)   $ (86,397)   $  49,861    $906,097
                                               =========    =========    =========    ========
Cumulative GAP...............................  $(324,684)   $(411,081)   $(361,220)   $544,877
                                               =========    =========    =========    ========
1997
Earning Assets:
  Investment Securities at carrying value....  $  36,670    $  15,265    $  35,955    $404,260
  Total Loans................................    247,936       14,629       29,969     327,055
                                               ---------    ---------    ---------    --------
          Total..............................  $ 284,606    $  29,894    $  65,924    $731,315
Interest Bearing Liabilities
  Savings Deposits...........................  $ 341,443    $       0    $       0    $      0
  Time Deposits..............................    160,717       60,309       35,995       7,389
  Other Borrowings...........................     19,000       30,000            0           0
                                               ---------    ---------    ---------    --------
          Total..............................    521,160       90,309       35,995       7,389
                                               ---------    ---------    ---------    --------
Period GAP...................................  $(236,554)   $ (60,415)   $  29,929    $723,926
                                               =========    =========    =========    ========
Cumulative GAP...............................  $(236,554)   $(296,969)   $(267,040)   $456,886
                                               =========    =========    =========    ========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a negative gap at December 31, 1998 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $596.8 million, or 81.75% of the total investment portfolio at December 31, 1998 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage backed securities as a result of anticipated prepayment or extension risk.

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

     The following reflects the Company's net interest income sensitivity analysis as of December 31, 1998:

                    ESTIMATED NET
    SIMULATED      INTEREST INCOME
  RATE CHANGES       SENSITIVITY
-----------------  ---------------
+200 basis
  points.........       (1.43)%
-200 basis
  points.........       (0.91)%

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cashflows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note
18 -- Fair Value Information, of the Notes to the Consolidated Financial Statements.

     The table below provides the actual balances as of December 31, 1998 of interest earning assets and interest-bearing liabilities, including the average rate earned or paid for 1998, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

                    ASSET AND LIABILITY MATURITY/FAIR VALUE
                             (AMOUNTS IN THOUSANDS)

                                                                                        MATURING
                                                        -------------------------------------------------------------------------
                                                                                                          FIVE YEARS
                                 BALANCE                                                                     AND       ESTIMATED
                            DECEMBER 31, 1998   RATE    ONE YEAR   TWO YEARS   THREE YEARS   FOUR YEARS     BEYOND     FAIR VALUE
                            -----------------   -----   --------   ---------   -----------   ----------   ----------   ----------
Interest-Earning Assets
Investment securities held
  to maturity.............     $   53,859       7.12%   $  5,175    $ 1,867     $  1,778      $  4,698     $ 40,341    $   55,912
Investment securities
  available for sale......        676,162       6.43%    143,891     46,470       73,067        81,789      330,945       676,162
Loans and lease finance
  receivables, net........        675,668       9.51%    310,556     32,965       45,954        70,571      215,622       674,181
                               ----------               --------    -------     --------      --------     --------    ----------
      Total interest
        earning assets....     $1,405,689               $459,622    $81,302     $120,799      $157,058     $586,908    $1,406,255
                               ==========               ========    =======     ========      ========     ========    ==========
Interest-Bearing
  Liabilities
Interest-bearing
  deposits................     $  676,497       3.64%   $670,842    $ 3,941     $  1,229      $    292     $    193    $  676,362
Demand note to U.S.
  Treasury................             95       4.96%         95                                                               95
Short-term borrowings.....        200,000       5.52%    150,000                                             50,000       200,000
                               ----------               --------    -------     --------      --------     --------    ----------
      Total
        interest-bearing
        liabilities.......     $  876,592               $820,937    $ 3,941     $  1,229      $    292     $ 50,193    $  876,457
                               ==========               ========    =======     ========      ========     ========    ==========

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

     Net cash provided by operating activities totaled $29.0 million for 1998, $24.8 million for 1997, and $21.6 million for 1996. The increase for 1998 compared to 1997 and 1996 was primarily the result of the increase in net income during each year.

     Cash used for investing activities totaled $311.5 million for 1998, compared to $127.1 million for 1997, and $100.4 million for 1996. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Investing activities for 1996 were also affected by the $18.3 million purchase price paid for Citizens Bank of Pasadena. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities and from the sale of other real estate owned.

     Funds provided from financing activities totaled $274.8 million for 1998, compared to $67.5 million for 1997, and $93.9 million for 1996. For 1998, cash flows from financing activities resulted from increased noninterest-bearing deposits, money market, savings deposits, time deposits and short-term borrowings. For 1997, cash flows from financing activities resulted from increased time deposits, and to a lesser extent, noninterest bearing demand deposits, partially offset by a decreased in other borrowed funds.

     At December 31, 1998, cash and cash equivalents totaled $100.0 million. This represented a decrease of $7.7 million, or 7.14%, from a total of $107.7 million at December 31, 1997.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For 1998, the Bank's loan to deposit ratio averaged 57.94%, compared to an average ratio of 60.37% for 1997, and a ratio of 63.76% for 1996. This decline is due to the Bank's ability to acquire deposits at a rate higher than the industry average.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1998, approximately $38.0 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1998, neither the Bank nor CVB had any material commitments for capital expenditures.

ACCOUNTING CHANGES

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. The statement did not have a material impact on the Company's results of operations when adopted.

     In August 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement did not have a material impact on the company's results of operation.

     In August 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The statement did not have a material impact on the Company's results of operations when adopted.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement was adopted for the year ended December 31, 1998, and is reflected in the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. As none of the Company's other operating segments outside of banking operations meet the threshold requirements under this statement, no additional segment disclosures are provided.

     In February 1998, the FASB issued SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997. The statement did not have a material impact on the Bank's results of operations or financial position when adopted.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management of the Bank does not believe that this statement will have a material impact on the Bank's consolidated financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank does not believe that the adoption of SFAS No. 134 will have a material impact on the Bank's results of operations or financial position when adopted, since the Bank does not have a mortgage banking operation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CVB FINANCIAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Consolidated Financial Statements
Consolidated Balance Sheets -- December 31, 1998 and 1997...   40
Consolidated Statements of Earnings Years Ended December 31,
  1998, 1997 and 1996.......................................   41
Consolidated Statements of Stockholders' Equity Year Ended
  December 31, 1998, 1997 and 1996..........................   42
Consolidated Statements of Cash Flows Years Ended December
  31, 1998, 1997 and 1996...................................   43
Notes to Consolidated Financial Statements..................   45
Independent Auditors' Report................................   66

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Discussion of Proposals recommended by the Board -- Proposal 1:
Election of Directors" and "Beneficial Ownership Reporting Compliance Requirement in 1998" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see "Item 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT" above.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning management remuneration and transactions is incorporated by reference from the section entitled "Executive Compensation" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "How Much Stock Do The Company's Directors and Officers Own?" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements at page 36 for a list of financial statements filed as part of this Report.

EXHIBITS

     See Index to Exhibits at page 67 of this Form 10-K.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following compensation plans and arrangements were filed as exhibits to this Form 10-K or are incorporated by reference: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Compensation Agreement dated September 30, 1996 with Edwin J. Pomplun, Exhibit 10.29; Severance Compensation Agreement dated September 20, 1996 with Frank Basirico, Exhibit 10.30; Severance Compensation Agreement dated September 27, 1996 with Jay Coleman, Exhibit 10.31; Severance Compensation Agreement dated September 27, 1996 with Tony Ellis, Exhibit 10.33; Severance Compensation Agreement dated May 30, 1997 with Nancy Sinclair, Exhibit 10.34, and Severance Compensation Agreement dated February 1, 1998 with Edward Biebrich, Exhibit 10.35.

REPORTS ON FORM 8-K

     On August 19, 1998, the Company filed a report of Form 8-K, reporting under
Item 5. The Company filed Exhibit 99.1, Press Release dated August 19, 1998 with the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.

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

                       SIGNATURE                                        TITLE                 DATE
                       ---------                                        -----                 ----

                  /s/ GEORGE A. BORBA                         Chairman of the Board      March 17, 1999
--------------------------------------------------------
                    George A. Borba

                   /s/ JOHN A. BORBA                          Director                   March 17, 1999
--------------------------------------------------------
                     John A. Borba

                  /s/ RONALD O. KRUSE                         Director                   March 17, 1999
--------------------------------------------------------
                    Ronald O. Kruse

                  /s/ JOHN J. LOPORTO                         Director                   March 17, 1999
--------------------------------------------------------
                    John J. LoPorto

                /s/ CHARLES M. MAGISTRO                       Director                   March 17, 1999
--------------------------------------------------------
                  Charles M. Magistro

                   /s/ JAMES C. SELEY                         Director                   March 17, 1999
--------------------------------------------------------
                     James C. Seley

               /s/ EDWARD J. BIEBRICH JR.                     Chief Financial Officer    March 17, 1999
--------------------------------------------------------      (Principal Financial and
                 Edward J. Biebrich Jr.                       Accounting Officer)

                   /s/ D. LINN WILEY                          Director, President and    March 17, 1999
--------------------------------------------------------      Chief Executive Officer
                     D. Linn Wiley                            (Principal Executive
                                                              Officer)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                   1998              1997
                                                              --------------    --------------
  Investment securities held to maturity (Note 2)...........  $   53,859,110    $   58,043,631
  Investment securities available for sale (Note 2).........     676,161,968       434,106,380
  Loans and lease finance receivables, net (Notes 3, 4 and
     5).....................................................     675,668,220       605,483,738
                                                              --------------    --------------
          Total earning assets..............................   1,405,689,298     1,097,633,749
  Cash and due from banks...................................     100,032,606       107,724,671
  Premises and equipment, net (Note 6)......................      22,332,764        23,415,048
  Other real estate owned, net (Note 5).....................       2,102,264         4,395,026
  Deferred taxes (Note 7)...................................       4,356,087         3,504,935
  Goodwill..................................................       9,634,999        10,818,485
  Other assets..............................................      11,058,716        11,277,310
                                                              --------------    --------------
          TOTAL.............................................  $1,555,206,734    $1,258,769,224
                                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits (Note 8):
     Noninterest-bearing....................................  $  538,807,684    $  469,841,191
     Interest-bearing.......................................     676,497,282       605,854,131
                                                              --------------    --------------
          Total deposits....................................   1,215,304,966     1,075,695,322
  Demand note to U.S. Treasury..............................          94,564         7,922,323
  Short-term borrowings (Note 9)............................     200,000,000        49,000,000
  Securities purchased not settled..........................       5,000,000        10,300,000
  Other liabilities (Note 7)................................      19,100,140        13,766,609
                                                              --------------    --------------
          Total liabilities.................................   1,439,499,670     1,156,684,254
                                                              --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Notes 14 and 15)
  Preferred stock -- authorized 20,000,000 shares without
     par value; no shares issued or outstanding
  Common stock -- authorized, 50,000,000 shares without par
     value; issued and outstanding, 16,532,464 (1998) and
     14,974,732 (1997)......................................      94,529,292        62,255,157
  Retained earnings.........................................      19,799,016        39,057,372
  Accumulated other comprehensive income (Note 2)...........       1,378,756           772,441
                                                              --------------    --------------
          Total stockholders' equity........................     115,707,064       102,084,970
                                                              --------------    --------------
          TOTAL.............................................  $1,555,206,734    $1,258,769,224
                                                              ==============    ==============

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
INTEREST INCOME:
  Loans, including fees.....................................  $60,207,232   $58,135,345   $54,451,505
                                                              -----------   -----------   -----------
  Investment securities:
    Taxable.................................................   31,783,465    23,717,636    18,612,561
    Tax-advantaged..........................................    4,370,106     2,552,588     1,317,992
                                                              -----------   -----------   -----------
                                                               36,153,571    26,270,224    19,930,553
                                                              -----------   -----------   -----------
  Federal funds sold........................................      478,827       250,127       512,393
                                                              -----------   -----------   -----------
         Total interest income..............................   96,839,630    84,655,696    74,894,451
                                                              -----------   -----------   -----------
INTEREST EXPENSE:
  Deposits (Note 8).........................................   23,786,120    21,051,355    18,740,044
  Other borrowings..........................................    7,461,860     3,924,197     2,726,425
                                                              -----------   -----------   -----------
         Total interest expense.............................   31,247,980    24,975,552    21,466,469
                                                              -----------   -----------   -----------
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES......   65,591,650    59,680,144    53,427,982
PROVISION FOR CREDIT LOSSES (Note 5)........................    2,500,000     2,670,000     2,887,821
                                                              -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......   63,091,650    57,010,144    50,540,161
                                                              -----------   -----------   -----------
OTHER OPERATING INCOME:
  Service charges on deposit accounts.......................    7,616,046     7,350,224     7,176,956
  Trust services............................................    3,472,145     3,161,132     2,326,831
  Litigation settlement (Note 10)...........................                                2,100,000
  Other.....................................................    3,887,751     3,311,520     2,674,990
                                                              -----------   -----------   -----------
         Total other operating income.......................   14,975,942    13,822,876    14,278,777
                                                              -----------   -----------   -----------
OTHER OPERATING EXPENSES:
  Salaries, wages and employee benefits (Notes 11, 12 and
    14).....................................................  $22,700,039   $21,654,043   $20,013,237
  Occupancy (Note 10).......................................    3,779,339     3,435,356     3,217,380
  Equipment.................................................    3,891,184     3,363,562     3,111,464
  Stationery and supplies...................................    2,702,702     2,621,776     2,438,084
  Professional services.....................................    3,802,079     2,296,112     1,985,331
  Promotion.................................................    2,011,728     2,092,421     2,158,638
  Data processing...........................................      951,179       889,412       902,962
  Deposit insurance premiums................................      123,446       113,012         2,000
  Other real estate owned expense (Note 5)..................    1,193,917     2,688,805     4,705,382
  Other.....................................................    3,868,631     3,735,623     3,374,825
                                                              -----------   -----------   -----------
         Total other operating expenses.....................   45,024,244    42,890,122    41,909,303
                                                              -----------   -----------   -----------
EARNINGS BEFORE INCOME TAXES................................   33,043,348    27,942,898    22,909,635
INCOME TAXES (Note 7).......................................   12,255,941    10,573,111     9,576,299
                                                              -----------   -----------   -----------
NET EARNINGS................................................  $20,787,407   $17,369,787   $13,333,336
                                                              ===========   ===========   ===========
BASIC EARNINGS PER COMMON SHARE (Note 13)...................  $      1.26   $      1.05   $      0.81
                                                              ===========   ===========   ===========
DILUTED EARNINGS PER COMMON
  SHARE (Note 13)...........................................  $      1.21   $      1.01   $      0.79
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                                                   ACCUMULATED
                                         COMMON                                       OTHER
                                         SHARES        COMMON        RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                       OUTSTANDING      STOCK        EARNINGS        INCOME          INCOME
                                       -----------   -----------   ------------   -------------   -------------
BALANCE, JANUARY 1, 1996.............   8,926,707    $43,436,317   $ 34,520,110    $  303,789
  Issuance of common stock...........     136,601        653,317
  10% stock dividend.................     909,673     17,852,333    (17,852,333)
  Tax benefit from exercise of stock
    options..........................                                   422,499
  Cash dividends.....................                                (3,082,777)
  Comprehensive income:
    Net earnings.....................                                13,333,336                    $13,333,336
    Other comprehensive income --
      Unrealized losses on securities
         available for sale, net.....                                                (499,520)        (499,520)
                                                                                                   -----------
         Comprehensive income........                                                              $12,833,816
                                       ----------    -----------   ------------    ----------      ===========
BALANCE, DECEMBER 31, 1996...........   9,972,981     61,941,967     27,340,835      (195,731)
  Repurchase of common stock.........     (95,182)      (591,080)    (1,344,159)
  Issuance of common stock...........      96,086        904,270
  3-for-2 stock split................   5,000,847
  Tax benefit from exercise of stock
    options..........................                                   193,720
  Cash dividends.....................                                (4,502,811)
  Comprehensive income:
    Net earnings.....................                                17,369,787                    $17,369,787
    Other comprehensive income --
      Unrealized gains on securities
         available for sale, net.....                                                 968,172          968,172
                                                                                                   -----------
         Comprehensive income........                                                              $18,337,959
                                       ----------    -----------   ------------    ----------      ===========
BALANCE, DECEMBER 31, 1997...........  14,974,732     62,255,157     39,057,372       772,441
  Repurchase of common stock.........     (91,700)      (380,555)    (1,527,234)
  Issuance of common stock...........     146,888        467,380
  10% stock dividend.................   1,502,544     32,187,310    (32,187,310)
  Tax benefit from exercise of stock
    options..........................                                   171,856
  Cash dividends.....................                                (6,503,075)
  Comprehensive income:
    Net earnings.....................                                20,787,407                    $20,787,407
    Other comprehensive income --
      Unrealized gains on securities
         available for sale, net.....                                                 606,315          606,315
                                                                                                   -----------
         Comprehensive income........                                                              $21,393,722
                                       ----------    -----------   ------------    ----------      ===========
BALANCE, DECEMBER 31, 1998...........  16,532,464    $94,529,292   $ 19,799,016    $1,378,756
                                       ==========    ===========   ============    ==========

                                                                 1998          1997         1996
                                                              ----------    ----------    ---------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding gains (losses) on securities arising
    during the
    period..................................................  $1,458,367    $1,694,817    $(853,555)
  Tax (expense) benefit.....................................    (596,114)     (716,872)     355,775
  Less --
    Reclassification adjustment for gains on securities
      included in net income................................    (406,832)      (15,711)      (2,991)
  Add --
    Tax expense.............................................     150,894         5,938        1,251
                                                              ----------    ----------    ---------
  Net unrealized gain on securities.........................  $  606,315    $  968,172    $(499,520)
                                                              ==========    ==========    =========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                    1998             1997             1996
                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received.........................    $  92,090,791    $  80,544,355    $  70,894,714
  Service charges and other fees received...       19,404,779       18,796,930       18,536,322
  Interest paid.............................      (30,086,251)     (24,553,903)     (21,342,531)
  Cash paid to suppliers and employees......      (40,261,165)     (39,539,189)     (36,795,937)
  Income taxes paid.........................      (12,155,000)     (10,400,000)      (9,643,766)
                                                -------------    -------------    -------------
          Net cash provided by operating
            activities......................       28,993,154       24,848,193       21,648,802
                                                -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities
     available for sale.....................       96,187,401       39,577,820       18,528,445
  Proceeds from maturities of securities
     available for sale.....................      131,170,491       80,660,969       66,919,013
  Proceeds from maturities of securities
     held to maturity.......................        1,958,279        2,015,748        1,697,771
  Purchases of securities available for
     sale...................................     (469,691,873)    (206,509,803)    (112,617,197)
  Purchases of securities held to
     maturity...............................         (185,697)     (10,690,624)     (27,055,000)
  Net increase in loans.....................      (76,244,708)     (43,019,894)     (30,442,838)
  Proceeds from sale of other real estate
     owned..................................        5,243,247       11,568,676        4,704,182
  Proceeds from sale of premises and
     equipment..............................        2,204,352           55,390           55,490
  Purchases of premises and equipment.......       (3,573,694)      (2,228,075)      (3,267,172)
  Consideration paid in business
     combinations...........................                                        (18,322,106)
  Other investing activities................        1,408,582        1,439,770         (623,112)
                                                -------------    -------------    -------------
          Net cash used in investing
            activities......................     (311,523,620)    (127,130,023)    (100,422,524)
                                                -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in noninterest-bearing
     deposits and money market and savings
     accounts...............................      113,813,571       18,853,754       56,288,172
  Net increase in time certificates of
     deposit................................       25,796,073       66,244,945       18,998,252
  Net increase (decrease) in short-term
     borrowings.............................      143,172,241      (11,687,543)      21,247,889
  Cash dividends on common stock............       (6,503,075)      (4,502,811)      (3,082,777)
  Repurchase of common stock................       (1,907,789)      (1,935,239)
  Proceeds from exercise of stock options...          467,380          531,840          415,402
                                                -------------    -------------    -------------
          Net cash provided by financing
            activities......................      274,838,401       67,504,946       93,866,938
                                                -------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...............................    $  (7,692,065)   $ (34,776,884)   $  15,093,216
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR......................................      107,724,671      142,501,555      111,886,440
                                                -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR,
  BEFORE ACQUISITIONS.......................      100,032,606      107,724,671      126,979,656
CASH AND CASH EQUIVALENTS RECEIVED IN
  ACQUISITIONS..............................                                         15,521,899
                                                -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR......    $ 100,032,606    $ 107,724,671    $ 142,501,555
                                                =============    =============    =============

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1998

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net earnings..............................    $  20,787,407    $  17,369,787    $  13,333,336
                                                -------------    -------------    -------------
  Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
  Gain on sale of investment securities.....         (451,414)         (93,789)        (139,702)
  Loss on sale of investment securities.....           44,582           78,078          136,711
  Gain on sale of premises and equipment....         (674,633)         (20,523)         (16,736)
  Gain on sale of other real estate owned...         (109,741)        (109,714)        (135,824)
  (Accretion of discounts) amortization of
     premiums on investment securities......       (1,151,301)      (1,127,868)        (616,984)
  Provision for credit losses...............        2,500,000        2,670,000        2,887,821
  Provision for losses on other real estate
     owned..................................          500,000        1,675,000        3,449,178
  Depreciation and amortization.............        3,126,259        3,013,541        2,708,109
  Change in accrued interest receivable.....       (1,048,256)        (140,764)      (1,081,484)
  Change in accrued interest payable........        1,161,729          421,649          123,938
  Deferred income tax provision (benefit)...       (1,296,373)         264,207       (1,015,728)
  Change in other assets and other
     liabilities............................        5,604,895          848,589        2,016,167
                                                -------------    -------------    -------------
          Total adjustments.................        8,205,747        7,478,406        8,315,466
                                                -------------    -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...    $  28,993,154    $  24,848,193    $  21,648,802
                                                =============    =============    =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Real estate acquired through
     foreclosure............................    $   3,560,226    $  11,552,718    $   6,231,881
  Loans to facilitate the sale of other real
     estate owned...........................    $     200,000    $   4,518,500    $     753,550
  Securities purchased not settled..........    $   5,000,000    $  10,300,000

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

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

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank"), Community Trust Deed Services, and Chino Valley Bancorp, after elimination of all material intercompany transactions and balances.

     NATURE OF OPERATIONS -- The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its asset management division and branch offices. The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley and Orange County. The Bank operates 24 branches, with the headquarters located in the city of Ontario.

     INVESTMENT SECURITIES -- The Company classifies as held to maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available for sale. Securities held to maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company's investment in Federal Home Loan Bank ("FHLB") stock is classified as available for sale but is carried at cost, which approximates fair value.

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

     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial term of the lease.

     OTHER REAL ESTATE OWNED -- Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

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

     EARNINGS PER COMMON SHARE -- Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 13.

     STATEMENT OF CASH FLOWS -- Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks.

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

     CURRENT ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement also requires that an entity classify items or other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. This statement was adopted for the year ended December 31, 1998, and is reflected in the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As none of the Company's other operating segments outside of the banking operations meet the threshold requirements under this statement, no additional segment disclosures are provided.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     RECLASSIFICATIONS -- Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

2. INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service.

                                                      1998
                            --------------------------------------------------------
                                              GROSS         GROSS
                                            UNREALIZED    UNREALIZED
                             AMORTIZED       HOLDING       HOLDING          FAIR
                                COST          GAINS         LOSSES         VALUE
                            ------------    ----------    ----------    ------------
Investment securities
  held to maturity:
  Mortgage-backed
     securities.........    $  4,409,070    $ 136,165     $      --     $  4,545,235
  Municipal bonds.......      47,962,333    1,917,026                     49,879,359
  Other debt
     securities.........       1,487,707                                   1,487,707
                            ------------    ----------    ---------     ------------
                              53,859,110    2,053,191                     55,912,301
                            ------------    ----------    ---------     ------------
Investment securities
  available for sale:
  U.S. Treasury
     securities.........       3,004,827       18,611                      3,023,438
  Mortgage-backed
     securities.........     143,780,499    1,143,316      (184,568)     144,739,247
  CMO/REMICs............     427,692,037    1,244,792      (690,987)     428,245,842
  Government agency.....      19,160,891       78,399        (9,397)      19,229,893
  Municipal bonds.......      58,482,700      941,072       (84,324)      59,339,448
  CRA Investment........         820,000                                     820,000
  FHLB stock............      20,764,100                                  20,764,100
                            ------------    ----------    ---------     ------------
                             673,705,054     3,426,190     (969,276)     676,161,968
                            ------------    ----------    ---------     ------------
          TOTAL.........    $727,564,164    $5,479,381    $(969,276)    $732,074,269
                            ============    ==========    =========     ============

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                          1997
                                --------------------------------------------------------
                                                  GROSS         GROSS
                                                UNREALIZED    UNREALIZED
                                 AMORTIZED       HOLDING       HOLDING          FAIR
                                   COSTS          GAINS         LOSSES         VALUE
                                ------------    ----------    ----------    ------------
Investment securities held to
  maturity:
  Mortgage-backed
     securities...............  $  5,932,436    $  249,359    $ (67,556)    $  6,114,239
  Municipal bonds.............    50,788,743     1,432,678                    52,221,421
  Other debt securities.......     1,322,452                                   1,322,452
                                ------------    ----------    ---------     ------------
                                  58,043,631     1,682,037      (67,556)      59,658,112
                                ------------    ----------    ---------     ------------
Investment securities
  available for sale:
  U.S. Treasury securities....    51,238,220       288,650       (2,050)      51,524,820
  Mortgage-backed
     securities...............    78,261,159       179,803      (54,471)      78,386,491
  CMO/REMICs..................   211,427,644     1,159,095     (175,534)     212,411,205
  Government agency...........    53,052,488        95,820     (129,922)      53,018,386
  Municipal bonds.............    25,363,703       181,486      (36,011)      25,509,178
  FHLB stock..................    13,256,300                                  13,256,300
                                ------------    ----------    ---------     ------------
                                 432,599,514     1,904,854     (397,988)     434,106,380
                                ------------    ----------    ---------     ------------
TOTAL.........................  $490,643,145    $3,586,891    $(465,544)    $493,764,492
                                ============    ==========    =========     ============

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. Approximately 98% of such securities are U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. The remaining 2% are readily marketable collateralized mortgage obligations backed by agency-pooled collateral or whole loan collateral. All non-agency issues held are currently rated "AAA" by either Standard & Poor's or Moody's.

     At December 31, 1998 and 1997, investment securities having an amortized cost of approximately $384,321,000 and $245,647,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

     The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2028, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                      HELD TO MATURITY                        AVAILABLE FOR SALE
                            -------------------------------------   ---------------------------------------
                                                        WEIGHTED-                                 WEIGHTED-
                             AMORTIZED       FAIR        AVERAGE     AMORTIZED         FAIR        AVERAGE
                               COST          VALUE        YIELD         COST          VALUE         YIELD
                            -----------   -----------   ---------   ------------   ------------   ---------
Due in one year or less...  $ 1,049,128   $ 1,059,691     7.65%     $  6,784,600   $  6,807,016     6.20%
Due after one year through
  five years..............   13,255,426    13,620,086     6.93%       21,960,782     22,133,015     6.65%
Due after five years
  through ten years.......   18,773,827    19,651,383     6.92%       28,257,836     23,644,843     6.65%
Due after ten years.......   16,371,659    17,035,906     7.69%       24,465,200     29,827,905     6.85%
                            -----------   -----------               ------------   ------------
                             49,450,040    51,367,066     7.22%       81,468,418     82,412,779     6.67%
FHLB stock................                                            20,764,100     20,764,100
Mortgage-backed securities
  and CMO/REMICs..........    4,409,070     4,545,235     6.33%      571,472,536    572,985,089     6.40%
                            -----------   -----------               ------------   ------------
                            $53,859,110   $55,912,301     7.12%     $673,705,054   $676,161,968     6.43%
                            ===========   ===========               ============   ============

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

     Net realized gains on sales of investment securities available for sale are as follows:

                                              1998        1997        1996
                                            --------    --------    ---------
Gross realized gains......................  $451,414    $ 93,789    $ 139,702
Gross realized losses.....................   (44,582)    (78,078)    (136,711)
                                            --------    --------    ---------
                                            $406,832    $ 15,711    $   2,991
                                            ========    ========    =========

3. LOANS AND LEASE FINANCE RECEIVABLES

     The following is a summary of the components of loan and lease finance receivables at December 31:

                                                      1998            1997
                                                  ------------    ------------
Commercial, financial and industrial............  $247,059,862    $258,987,377
Real estate:
  Construction..................................    29,414,961      19,819,454
  Mortgage......................................   297,856,571     229,925,777
Loans to individuals for household, family and
  other consumer expenditures...................    17,816,110      17,444,514
Municipal lease finance receivables.............    22,922,696      24,007,988
Agribusiness....................................    76,283,130      69,404,310
                                                  ------------    ------------
                                                   691,353,330     619,589,420
Allowance for credit losses (Note 5)............   (13,364,649)    (11,522,328)
Deferred loan origination fees, net.............    (2,320,461)     (2,583,354)
                                                  ------------    ------------
                                                  $675,668,220    $605,483,738
                                                  ============    ============

     At December 31, 1998 the Bank held approximately $389,193,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 5% to 18% and have contractual maturities between 1 and 17 years.

4. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

     The following is an analysis of the activity of all such loans:

                                                       1998           1997
                                                    -----------    -----------
Outstanding balance, beginning of year............  $ 4,157,000    $ 3,040,000
Credit granted, including renewals................    2,166,000      2,280,000
Repayments........................................   (2,068,000)    (1,163,000)
                                                    -----------    -----------
Outstanding balance, end of year..................  $ 4,255,000    $ 4,157,000
                                                    ===========    ===========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

5. ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

                                         1998           1997           1996
                                      -----------    -----------    -----------
Balance, beginning of year..........  $11,522,328    $12,238,816    $ 9,625,586
Provision charged to operations.....    2,500,000      2,670,000      2,887,821
Additions to allowance resulting
  from acquisitions.................                                    711,329
Loans charged off...................     (941,569)    (3,606,118)    (1,749,004)
Recoveries on loans previously
  charged off.......................      283,890        219,630        763,084
                                      -----------    -----------    -----------
Balance, end of year................  $13,364,649    $11,522,328    $12,238,816
                                      ===========    ===========    ===========

     The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In accordance with this statement, the Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, a portion of the Bank's general reserve is allocated as an impairment reserve.

     At December 31, 1998 and 1997 the Bank had classified as impaired loan amounts totaling $9,559,909 and $7,831,426, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $984,243 and $1,002,236 on such loans, respectively. The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was approximately $7,156,000, $12,492,000 and $31,195,000, respectively. Interest income of $825,589, $1,112,962 and $1,248,136 was recognized on impaired loans during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     At December 31, 1998, loans on nonaccrual status totaled $7,217,566, all of which are included in the impaired loans discussed above, compared to $3,955,390 at December 31, 1997.

     Activity in the allowance for other real estate owned losses was as follows:

                                          1998          1997           1996
                                       ----------    -----------    -----------
Balance, beginning of year...........  $  398,649    $ 1,931,682    $ 1,195,843
Provision charged to operations......     500,000      1,675,000      3,449,178
Charge-offs of other real estate
  owned..............................    (346,320)    (3,208,033)    (2,713,339)
                                       ----------    -----------    -----------
Balance, end of year.................  $  552,329    $   398,649    $ 1,931,682
                                       ==========    ===========    ===========

     The Company incurred additional expenses of $693,917 (1998), $1,013,805
(1997) and $1,256,204 (1996) related to the holding and disposition of other real estate owned.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

6. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                                      1998            1997
                                                  ------------    ------------
Land............................................  $  4,617,304    $  5,322,304
Bank premises...................................    13,682,867      14,001,861
Furniture and equipment.........................    21,442,767      18,683,061
Leased property under capital lease.............       649,330         649,330
                                                  ------------    ------------
                                                    40,392,268      38,656,556
Accumulated depreciation and amortization.......   (18,059,504)    (15,241,508)
                                                  ------------    ------------
                                                  $ 22,332,764    $ 23,415,048
                                                  ============    ============

7. INCOME TAXES

     Income tax expense comprised the following:

                                         1998           1997           1996
                                      -----------    -----------    -----------
Current provision:
  Federal...........................  $ 9,694,101    $ 7,257,216    $ 7,662,723
  State.............................    3,858,213      3,051,688      2,929,304
                                      -----------    -----------    -----------
                                       13,552,314     10,308,904     10,592,027
                                      -----------    -----------    -----------
Deferred provision (benefit):
  Federal...........................   (1,044,883)       245,859       (751,898)
  State.............................     (251,490)        18,348       (263,830)
                                      -----------    -----------    -----------
                                       (1,296,373)       264,207     (1,015,728)
                                      -----------    -----------    -----------
                                      $12,255,941    $10,573,111    $ 9,576,299
                                      ===========    ===========    ===========

     Income tax (asset) liability comprised the following:

                                                       1998           1997
                                                    -----------    -----------
Current:
  Federal.........................................  $ 1,127,715    $    57,122
  State...........................................      311,000        178,000
                                                    -----------    -----------
                                                      1,438,715        235,122
                                                    -----------    -----------
Deferred:
  Federal.........................................   (3,454,785)    (2,779,435)
  State...........................................     (901,302)      (725,500)
                                                    -----------    -----------
                                                     (4,356,087)    (3,504,935)
                                                    -----------    -----------
                                                    $(2,917,372)   $(3,269,813)
                                                    ===========    ===========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

     The components of the net deferred tax asset are as follows:

                                                         1998          1997
                                                      ----------    ----------
FEDERAL
Deferred tax liabilities:
  Depreciation......................................  $1,928,046    $1,935,812
  Valuation of trust assets.........................     543,083       587,417
  Core deposit premium..............................     268,373       392,237
  Leases............................................      84,877        88,074
  Unrealized gain on investment securities..........     840,067       470,534
  Other.............................................      13,568        14,870
                                                      ----------    ----------
Gross deferred tax liability........................   3,678,014     3,488,944
                                                      ----------    ----------
Deferred tax assets:
  California franchise tax..........................     974,697       772,222
  Bad debt and credit loss deduction................   4,129,980     3,408,617
  Other real estate owned reserves..................     289,915       674,365
  Deferred compensation.............................     986,795     1,075,919
  Self-insurance reserves...........................     298,296       176,752
  Other.............................................     453,116       160,504
                                                      ----------    ----------
Gross deferred tax asset............................   7,132,799     6,268,379
                                                      ----------    ----------
Net deferred tax asset -- federal...................  $3,454,785    $2,779,435
                                                      ==========    ==========

                                                         1998          1997
                                                      ----------    ----------
STATE
Deferred tax liabilities:
  Depreciation......................................  $  504,850    $  507,255
  Valuation of trust assets.........................     168,201       181,931
  Core deposit premium..............................      83,119       121,481
  Unrealized gain on investment securities..........     172,062        96,375
                                                      ----------    ----------
Gross deferred tax liability........................     928,232       907,042
                                                      ----------    ----------
Deferred tax assets:
  Bad debt and credit loss deduction................   1,158,947       943,553
  Other real estate owned reserves..................      89,791       208,860
  Deferred compensation.............................     305,625       333,227
  Self-insurance reserves...........................      92,387        54,743
  Other.............................................     182,784        92,159
                                                      ----------    ----------
Gross deferred tax asset............................   1,829,534     1,632,542
                                                      ----------    ----------
Net deferred tax asset -- state.....................  $  901,302    $  725,500
                                                      ==========    ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                     1998                    1997                    1996
                             ---------------------   ---------------------   --------------------
                               AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT     PERCENT
                             -----------   -------   -----------   -------   ----------   -------
Federal income tax at
  statutory rate...........  $11,565,172    35.0%    $ 9,780,014    35.0%    $8,018,372    35.0%
State franchise taxes, net
  of federal benefit.......    2,328,235     7.1       1,968,857     7.1      1,732,558     7.6
Tax-exempt interest........   (1,847,617)   (5.6)     (1,359,357)   (4.9)      (848,998)   (3.7)
Other, net.................      210,151     0.6         183,597     0.6        674,367     2.9
                             -----------    ----     -----------    ----     ----------    ----
                             $12,255,941    37.1%    $10,573,111    37.8%    $9,576,299    41.8%
                             ===========    ====     ===========    ====     ==========    ====

8. DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $203,095,000 and $186,265,000 at December 31, 1998 and 1997,
respectively. Interest expense on such deposits amounted to approximately $10,339,000 (1998), $8,016,000 (1997) and $6,496,000 (1996).

     At December 31, 1998, the scheduled maturities of time certificates of deposit are as follows:

1999...........................................  $284,551,498
2000...........................................     3,940,647
2001...........................................     1,228,902
2002...........................................       292,086
2003 and thereafter............................       193,489
                                                 ------------
                                                 $290,206,622
                                                 ============

9. SHORT-TERM BORROWINGS

          During 1998 and 1997, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank (the "FHLB"). The Bank had outstanding balances of $195,000,000 and $45,000,000 under these agreements at December 31, 1998 and 1997, respectively, with weighted-average interest rates of 5.3% and 5.8%, respectively. In addition, on December 31, 1998, the Bank entered into an overnight agreement with the FHLB to borrow $5,000,000 at 4.8% annual interest. The FHLB is holding certain investment securities of the Bank as collateral for these borrowings. On December 31, 1997, the Bank entered into an overnight agreement with a financial institution to borrow $4,000,000 at 6.3% annual interest. The Bank maintained cash deposits with the financial institution as collateral for these borrowings.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

in excess of one year as of December 31, 1998, excluding property taxes and insurance, are approximately as follows:

1999.............................................  $1,749,000
2000.............................................   1,774,000
2001.............................................   1,582,000
2002.............................................   1,147,000
2003.............................................     851,000
Succeeding years.................................   1,666,000
                                                   ----------
Total minimum payments required..................  $8,769,000
                                                   ==========

     Total rental expense for the Company was approximately $1,579,000 (1998), $1,565,000 (1997) and $1,401,000 (1996).

     At December 31, 1998, the Bank had commitments to extend credit of approximately $209,064,000 and obligations under letters of credit of $8,925,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages and $1,200,000 in prejudgment interest. The lawsuit alleges that the Bank misled MRI in their purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998 the motion was denied. The Bank filed an appeal on August 19, 1998 and is proceeding with the appellate process, which could take an extended period of time to complete.

     In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company's internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. During 1998, the Company has accrued a liability for that portion of the judgment discussed above related to Tri-National Development Corp. Management believes the ultimate outcome of this case will not have a material effect on the Company's future consolidated financial position or results of operations. During 1996, the Company received $2,100,000 in settlement of litigation with a former employee of the Company.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

11. DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena ("CCT&SB") in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies that it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $59,000
(1998), $54,000 (1997) and $51,000 (1996).

     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees' beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees' beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $221,000 (1998 and 1997) and $170,000 (1996).

12. 401(K) AND PROFIT-SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors and amounted to approximately $1,047,000
(1998), $1,021,000 (1997) and $888,000 (1996).

13. EARNINGS PER SHARE RECONCILIATION

                                                     DECEMBER 31, 1998
                                          ----------------------------------------
                                                          WEIGHTED-
                                                           AVERAGE
                                            INCOME         SHARES        PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------    ---------
BASIC EPS
Income available to common
  stockholders..........................  $20,787,407    16,555,750        $1.26
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise
  of outstanding options................                    664,843        (0.05)
                                          -----------    ----------        -----
DILUTED EPS
Income available to common
  stockholders..........................  $20,787,407    17,220,593        $1.21
                                          ===========    ==========        =====

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                       DECEMBER 31, 1997
                                            ---------------------------------------
                                                            WEIGHTED-
                                                             AVERAGE
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
BASIC EPS
Income available to common stockholders...  $17,369,787    16,484,842       $1.05
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise
  of outstanding options..................                    663,150       (0.04)
                                            -----------    ----------       -----
DILUTED EPS
Income available to common stockholders...  $17,369,787    17,147,992       $1.01
                                            ===========    ==========       =====

                                                       DECEMBER 31, 1996
                                            ---------------------------------------
                                                            WEIGHTED-
                                                             AVERAGE
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
BASIC EPS
Income available to common stockholders...  $13,333,336    16,382,005       $0.81
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise
  of outstanding options..................                    579,007       (0.02)
                                            -----------    ----------       -----
DILUTED EPS
Income available to common stockholders...  $13,333,336    16,961,012       $0.79
                                            ===========    ==========       =====

14. STOCK OPTION PLANS

     The Company has granted options to purchase shares of the Company's common stock to certain officers and Directors under a plan established in 1991. The plan authorizes the issuance of up to 2,258,740 shares. Option prices under the plan are to be determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than 10 years from the grant date.

     At December 31, 1998, options for the purchase of 939,871 shares of the Company's common stock were outstanding under the plan, of which options to purchase 725,243 shares were exercisable at prices ranging from $3.11 to $22.05; 787,852 shares of common stock were available for the granting of future options under

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

the plan. The following table presents the status of all optioned shares and per share amounts after giving effect to the 10% stock dividend during 1998:

                                                    SHARES        PRICE RANGE
                                                   ---------   -----------------
Outstanding at January 1, 1996...................  1,290,971   $ 1.10 -   $ 7.44
Granted..........................................     69,877   $ 8.06 -   $ 9.09
Exercised........................................   (221,355)  $ 1.10 -   $ 7.02
Canceled.........................................     (7,581)  $ 3.11 -   $ 7.02
                                                   ---------
Outstanding at December 31, 1996.................  1,131,912   $ 3.11 -   $ 9.09
Granted..........................................     49,413   $ 3.11 -   $14.32
Exercised........................................   (138,247)  $ 3.11 -   $ 8.06
Canceled.........................................    (20,076)  $ 3.11 -   $ 8.06
                                                   ---------
Outstanding at December 31, 1997.................  1,023,002   $ 3.11 -   $14.32
Granted..........................................    126,537   $18.35 -   $22.95
Exercised........................................   (189,400)  $ 3.11 -   $14.32
Canceled.........................................    (20,268)  $ 7.01 -   $21.36
                                                   ---------
Outstanding at December 31, 1998.................    939,871   $ 3.11 -   $22.95
                                                   =========

     In accordance with the compensation agreement of a key executive, 16,105
(1997) and 14,641 (1996) shares of the Company's common stock have been granted to him. This agreement does not require the granting of additional shares to this executive through the remaining term of the agreement. However, the Board of Directors may grant additional shares to this executive at its discretion.

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

                                                    1998       1997      1996
                                                  --------   --------   -------
Reduction in net income.........................  $191,347   $148,571   $43,024
Reduction in basic earnings per common share....  $   0.01   $   0.01   $  0.01
Reduction in diluted earnings per common
  share.........................................  $   0.01   $   0.01   $  0.01

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                         1998          1997          1996
                                       ---------    ----------    ----------
Dividend yield.......................     2.4%         1.4%          0.2%
Volatility...........................    33.0%        26.2%         23.8%
Risk-free interest rate..............     5.0%         6.0%          6.5%
Expected life........................  7.6 years    10.0 years    10.0 years

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the institution's category.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

     The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                            TO BE WELL
                                                                         CAPITALIZED UNDER
                                                     FOR CAPITAL         PROMPT CORRECTIVE
                                 ACTUAL          ADEQUACY PURPOSES:     ACTION PROVISIONS:
                            -----------------    -------------------    -------------------
                             AMOUNT               AMOUNT                 AMOUNT
                             (000S)     RATIO     (000S)      RATIO      (000S)      RATIO
                            --------    -----    --------    -------    --------    -------
As of December 31, 1998:
  Total Capital (to Risk-
     Weighted Assets)
     Company..............  $115,562    13.5%    $68,481     >|=8.0%                   N/A
     Bank.................   113,533    13.3%     68,291     >|=8.0%    $85,363    >|=10.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..............   104,693    12.2%     34,326       >4.0%                   N/A
     Bank.................   102,690    12.0%     34,230       >4.0%     51,345      > 6.0%
  Tier I Capital (to
     Average Assets)
     Company..............   104,693     7.2%     58,163     >|=4.0%                   N/A
     Bank.................   102,690     7.1%     57,854     >|=4.0%     72,317    >|= 5.0%
As of December 31, 1997:
  Total Capital (to Risk-
     Weighted Assets)
     Company..............   100,005    13.4%     59,704     >|=8.0%                   N/A
     Bank.................    97,855    13.1%     59,759     >|=8.0%     74,698    >|=10.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..............    90,495    12.1%     29,916       >4.0%                   N/A
     Bank.................    88,374    11.8%     29,957       >4.0%     44,936      > 6.0%
  Tier I Capital (to
     Average Assets)
     Company..............    90,495     7.6%     47,629     >|=4.0%                   N/A
     Bank.................    88,374     7.4%     47,770     >|=4.0%     59,712    >|= 5.0%

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1998, declare and pay additional dividends of approximately $38,000,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 1998, this reserve requirement was approximately $1,517,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           1998        1997
                                                         --------    --------
Assets:
  Investment in Citizens Business Bank.................  $113,704    $ 99,964
  Other assets, net....................................     6,997       6,133
                                                         --------    --------
Total assets...........................................  $120,701    $106,097
                                                         ========    ========
Liabilities............................................  $  4,994    $  4,012
Stockholders' equity...................................   115,707     102,085
                                                         --------    --------
Total liabilities and stockholders' equity.............  $120,701    $106,097
                                                         ========    ========

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                 1998       1997       1996
                                                -------    -------    -------
Equity in earnings of Citizens Business
  Bank........................................  $21,074    $17,568    $13,596
Other expense, net............................     (287)      (198)      (263)
                                                -------    -------    -------
Net earnings..................................  $20,787    $17,370    $13,333
                                                =======    =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       1998        1997        1996
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $ 20,787    $ 17,370    $ 13,333
                                                     --------    --------    --------
  Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
     Earnings of Citizens Business Bank............   (21,074)    (17,568)    (13,596)
     Other operating activities, net...............     1,367       1,272       1,028
                                                     --------    --------    --------
          Total adjustments........................   (19,707)    (16,296)    (12,568)
                                                     --------    --------    --------
          Net cash provided by operating
            activities.............................     1,080       1,074         765
                                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Citizens Business Bank...     7,940       4,900         600
  Dividends received from Community Trust Deed
     Services......................................                   140
  Sale of premises and land........................                             1,588
                                                     --------    --------    --------
          Net cash provided by investing
            activities.............................     7,940       5,040       2,188
                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock...................    (6,503)     (4,503)     (3,083)
  Proceeds from exercise of stock options..........       467         532         415
  Stock repurchase.................................    (1,908)     (1,935)
                                                     --------    --------    --------
          Net cash used in financing activities....    (7,944)     (5,906)     (2,668)
                                                     --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................     1,076         208         285
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......     1,253       1,045         760
                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  2,329    $  1,253    $  1,045
                                                     ========    ========    ========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                        --------    -------    ------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Net interest income...................  $15,832     $16,222      $16,492         $17,045
Provision for credit losses...........      850         450          600             600
Net earnings..........................    4,765       5,077        5,282           5,663
Basic earnings per common share.......     0.29        0.31         0.32            0.34
Diluted earnings per common share.....     0.28        0.29         0.31            0.33

1997
Net interest income...................  $14,077     $14,463      $15,280         $15,860
Provision for credit losses...........      780         275          915             700
Net earnings..........................    3,350       3,750        4,785           5,485
Basic earnings per common share.......     0.20        0.23         0.29            0.33
Diluted earnings per common share.....     0.19        0.22         0.28            0.32

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

18. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1998 and 1997. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                        1998                            1997
                            ----------------------------    ----------------------------
                              CARRYING       ESTIMATED        CARRYING       ESTIMATED
                               AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                            ------------    ------------    ------------    ------------
ASSETS
Cash and due from banks...  $100,032,606    $100,032,606    $107,724,671    $107,724,671
Investment securities held
  to maturity.............    53,859,110      55,912,301      58,043,631      59,658,112
Investment securities
  available for sale......   676,161,968     676,161,968     434,106,380     434,106,380
Loans and lease finance
  receivables, net........   675,668,220     674,181,000     605,483,738     594,315,000
Accrued interest
  receivable..............     8,146,710       8,146,710       7,098,454       7,098,454

LIABILITIES
Deposits:
  Noninterest-bearing.....   538,807,684     538,807,684     469,841,191     469,841,191
  Interest-bearing........   676,497,282     676,362,000     605,854,131     605,865,000
Demand note to U.S.
  Treasury................        94,564          94,564       7,922,323       7,922,323
Short-term borrowings.....   200,000,000     200,000,000      49,000,000      49,000,000
Securities purchased not
  settled.................     5,000,000       5,000,000      10,300,000      10,300,000
Accrued interest
  payable.................     4,440,853       4,440,853       3,279,124       3,279,124

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

          The carrying amount of cash and due from banks is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes, and prices obtained from an independent pricing service.

          The carrying amount of loans and lease financing receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans on nonaccrual status, is considered to be their estimated fair value.

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

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

     credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

          The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans. As such, the estimated fair value of total loans at December 31, 1998 and 1997 includes the carrying amount of nonaccrual loans at each respective date.

          The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 1998 or 1997, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CVB FINANCIAL CORP.
ONTARIO, CALIFORNIA:

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     /s/ DELOITTE & TOUCHE LLP
--------------------------------------
Deloitte & Touche LLP

January 29, 1999
Los Angeles, California

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                   PAGE
-----------                                                                   ----
     3.1      Articles of Incorporation of Company, as amended............
     3.2      Bylaws of Company, as amended(1)............................      *
     3.3      Reserved....................................................      *
    10.1      Reserves....................................................      *
    10.2      Agreement by and among D. Linn Wiley, CVB Financial Corp.
              and Chino Valley Bank dated August 8, 1991(1)...............      *
    10.3      Chino Valley Bank Profit Sharing Plan, as amended(2)........      *
    10.4      Reserved....................................................      *
    10.5      Transam One Shopping Center Lease dated May 20, 1986, by and between Transam One and Chino Valley Bank for the East Chino
              Office(3)...................................................      *
    10.6      Sublease dated November 1, 1986, by and between Eldorado
              Bank and Chino Valley Bank for the East Highland
              Office(3)...................................................      *
    10.7      Lease Assignment, Acceptance and Assumption and Consent
              dated December 23, 1986, executed by the FDIC, Receiver of
              Independent National Bank, Covina, California, as Assignor,
              Chino Valley Bank, as Assignee, and INB Bancorp, as Landlord
              under that certain Ground Lease dated September 30, 1983 by and between INB Bancorp and Independent National Bank for
              the Covina Office(3)........................................      *
    10.8      Lease Assignment dated May 15, 1987 and Consent of Lessor
              dated April 21, 1987 executed by Huntington Bank, as
              Assignor, Chino Valley Bank as Assignee and Gerald G. Myers
              and Lynn H. Myers as Lessors under that certain lease dated
              March 1, 1979 between Lessors and Huntington Bank for the
              Arcadia Office(4)...........................................      *
    10.9      Lease Assignment dated May 15, 1987 and Consent of Lessor
              dated March 18, 1987 executed by Huntington Bank, as
              Assignor, Chino Valley Bank as Assignee and George R. Meeker
              as Lessor under that certain Memorandum of Lease dated May
              1, 1982 between Lessor and Huntington Bank for the South
              Arcadia Office(4)...........................................      *
   10.10      Lease Assignment dated May 15, 1987 and Consent of Lessor
              dated March 17, 1987 executed by Huntington Bank, as
              Assignor, Chino Valley Bank as Assignee and William R.
              Hayden and Marie Virginia Hayden as Lessor under that
              Certain Lease and Sublease, dated March 1, 1983, as amended, between Lessors and Huntington Bank for the San Gabriel
              Office(4)...................................................      *
   10.11      Lease Assignment dated May 15, 1987 executed by Huntington
              Bank as Assignor and Chino Valley Bank as Assignee under
              that certain Shopping Center Lease dated June 1, 1982,
              between Anita Associates, a limited partnership and
              Huntington Bank for the Santa Anita ATM Branch(4)...........      *
   10.12      Office Building Lease between Havenpointe Partners Ltd. and
              CVB Financial Corp. dated April 14, 1987 for the Ontario
              Airport Office(4)...........................................      *
   10.13      Form of Indemnification Agreement(5)........................      *
   10.14      Office Building Lease between Chicago Financial Association
              I, a California Limited Partnership and CVB Financial Corp.
              dated October 17, 1989, as amended, for the Riverside
              Branch(6)...................................................      *
   10.15      Office Building Lease between Lobel Financial Corporation
              and Chino Valley Bank dated June 12, 1990, for the Premier
              Results data processing center(2)...........................      *
   10.16      Office Space Lease between Rancon Realty Fund IV and Chino
              Valley Bank dated September 6, 1990, for the Tri-City
              Business Center Branch(2)...................................      *
   10.17      1991 Stock Option Plan(11)..................................      *

EXHIBIT NO.                                                                   PAGE
-----------                                                                   ----
   10.18      Reserved....................................................      *
   10.19      Reserved....................................................      *
   10.20      Lease by and between Allan G. Millew and William F. Kragness and Chino Valley Bank dated March 5, 1993 for the Fontana
              Office(7)...................................................      *
   10.21      Office Lease by and between Mulberry Properties and Chino
              Valley Bank dated October 12, 1992(7).......................      *
   10.22      Reserved....................................................      *
   10.23      Reserved....................................................      *
   10.24      Reserved....................................................      *
   10.25      Lease by and between Bank of America and Chino Valley Bank
              dated October 15, 1993, for the West Arcadia Office(8)......      *
   10.26      Lease by and between RCI Loring and CVB Financial Corp.
              dated March 11, 1993, for the Riverside Office(8)...........      *
   10.27      Lease by and between 110 Wilshire Building Partners, a
              California Partnership and Chino Valley Bank dated October
              21, 1994 for the Fullerton Office(9)........................      *
   10.28      Reserved....................................................      *
   10.29      Severance Compensation Agreement dated September 30, 1996
              with Edwin J. Pomplun(10)...................................      *
   10.30      Severance Compensation Agreement dated September 20, 1996
              with Frank Basirico(10).....................................      *
   10.31      Severance Compensation Agreement dated September 27, 1996
              with Jay Coleman(10)........................................      *
   10.32      Reserved....................................................      *
   10.33      Severance Compensation Agreement dated September 27, 1996
              with Tony Ellis(10).........................................      *
   10.34      Severance Compensation Agreement dated May 30, 1997 with
              Nancy Sinclair(10)..........................................      *
   10.35      Severance Compensation Agreement dated February 1, 1998 with
              Edward Biebrich(10).........................................      *
      11      Statement regarding computation of per share earnings
              (included in Form 10-K).....................................      *
      12      Statement regarding computation of ratios (included in Form
              10-K).......................................................      *
      22      Subsidiaries of Company(7)..................................      *
      23      Consent of Independent Certified Public Accountants.........
      27      Financial Data Schedule.....................................

---------------
  *  Not applicable.

 (1) Filed as Exhibits 3.2 and 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-10394, which are incorporated herein by this reference.

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

 (6) Filed as Exhibits 10.1 and 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission file number 1-10394, which are incorporated herein by this reference.

 (7) Filed as Exhibit 10.20, 10.21 and 22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-10394, which are incorporated herein by this reference.

 (8) Filed as Exhibit 10.25 and 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-10394, which are incorporated herein by this reference.

 (9) Filed as Exhibit 10.27 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.

(10) Filed as Exhibits 10.29, 10.30, 10.31, 10.33, 10.34 and 10.35 to the
     Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10394, which are incorporated herein by reference.

(11) Filed as Exhibit 10.36 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-10394, which is incorporated herein by this reference.