Form 10-Q
period 1999-03-31
CVB FINANCIAL CORP
filed 1999-05-12
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended March 31, 1999            Commission File Number: 1-10394


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


                                    YES X NO

Number of shares of common stock of the registrant: 16,563,771 outstanding as of
                                 April 30, 1999.

 This Form 10-Q contains 25 pages. Exhibit index on page 23.

                         PART I - FINANCIAL INFORMATION

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands

                                                      March 31,     December 31,
                                                         1999           1998
                                                    (unaudited)
ASSETS
Federal funds sold                                  $    25,000    $         0
Investment securities held-to-maturity
     (market values of $55,284 and $55,912)              53,503         53,859
Investment securities available-for-sale                665,356        676,162
Loans and lease finance receivables, net                679,463        675,668
                                                    -----------    -----------
     Total earning assets                             1,423,322      1,405,689
Cash and due from banks                                  84,303        100,033
Premises and equipment, net                              22,035         22,333
Other real estate owned, net                              2,293          2,102
Goodwill and intangibles                                  9,339          9,635
Other assets                                             16,642         15,415
                                                    -----------    -----------
      TOTAL                                         $ 1,557,934    $ 1,555,207
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                            $   509,200    $   538,808
     Interest-bearing                                   700,996        676,497
                                                    -----------    -----------
                                                      1,210,196      1,215,305
   Demand note issued to U.S. Treasury                    2,813             95
   Federal Funds Purchased                                    0          5,000
   Repurchase Agreement                                 205,000        195,000
   Securities purchased not settled                       1,640          5,000
   Long-term capitalized lease                              395            402
   Other liabilities                                     20,420         18,698
                                                    -----------    -----------
                                                      1,440,464      1,439,500
Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
      without par; none issued or outstanding)                0              0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      16,560,079 and 16,532,464)                         94,684         94,529
   Retained earnings                                     23,322         19,799
   Accumulated other comprehensive (loss) income           (536)         1,379
                                                    -----------    -----------
                                                        117,470        115,707
                                                    -----------    -----------
      TOTAL                                         $ 1,557,934    $ 1,555,207
                                                    ===========    ===========

       See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share

                                                    For the Three Months
                                                       Ended March 31,
                                                      1999       1998
                                                     -------   -------
Interest income:
  Loans, including fees                              $15,191   $15,073
  Investment securities:
     Taxable                                           9,568     6,787
     Tax-advantaged                                    1,247       906
                                                     -------   -------
                                                      10,815     7,693
  Federal funds sold and interest bearing
     deposits with other financial institutions           11        82
                                                     -------   -------
                                                      26,017    22,848
Interest expense:
  Deposits                                             5,214     5,790
  Other borrowings                                     3,035     1,226
                                                     -------   -------
                                                       8,249     7,016
                                                     -------   -------
    Net interest income                               17,768    15,832
Provision for credit losses                              600       850
                                                     -------   -------
    Net interest income after
       provision for credit losses                    17,168    14,982
Other operating income:
   Service charges on deposit accounts                 2,153     1,742
   Gains on sale of securities                             0        18
   Gains on sale of other real estate owned                0        15
   Gains on sale of premises and equipment                 0       513
   Trust services                                      1,030       886
   Other                                                 614       822
                                                     -------   -------
                                                       3,797     3,996
Other operating expenses:
   Salaries and employee benefits                      6,017     5,639
   Deposit insurance premiums                             32        30
   Occupancy                                           1,002     1,083
   Equipment                                           1,058       894
   Provision for losses on other real estate owned         0       500
   Other                                               4,039     3,215
                                                     -------   -------
                                                      12,148    11,361
                                                     -------   -------
Earnings before income taxes                           8,817     7,617
Provision for income taxes                             3,304     2,852
                                                     -------   -------
    Net earnings                                     $ 5,513   $ 4,765
                                                     =======   =======

Basic earnings per common share                      $  0.33   $  0.29
                                                     =======   =======
Diluted earnings per common share                    $  0.32   $  0.28
                                                     =======   =======

Cash dividends per common share                      $  0.12   $  0.09
                                                     =======   =======

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN EQUITY
                                   (unaudited)
                           dollar amounts in thousands

                                                                                                 Accumulated
                                                                                                    Other
                                                                    Comprehensive    Retained   Comprehensive     Common
                                                          Total         Income       Earnings    Income(Loss)     Stock
                                                        ----------  -------------  -----------  --------------  ----------
Beginning balance, January 1, 1998                      $ 102,084                   $  39,057    $     772      $  62,255
Comprehensive income
  Net Income                                               20,787    $  20,787         20,787
  Other comprehensive income, net of tax
     Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)         607          607                         607
                                                                     ---------
Comprehensive income                                                 $  21,394
                                                                     =========
Common Stock issued                                           467                                                     467
Repurchase of Common Stock                                 (1,907)                     (1,527)                       (380)
10% stock dividend                                                                    (32,187)                     32,187
Tax benefit from exercise of stock options                    172                         172
Dividends declared on common stock                         (6,503)                     (6,503)
                                                        ---------                   ---------    ---------      ---------
Ending balance, December 31, 1998                       $ 115,707                   $  19,799    $   1,379      $  94,529
                                                        ---------                   ---------    ---------      ---------
Comprehensive income
  Net Income                                                5,513    $   5,513          5,513
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)      (1,915)      (1,915)                    (1,915)
                                                                     ---------
Comprehensive income                                                 $   3,598
                                                                     =========
Common Stock issued                                           155                                                     155
Dividends declared on common stock                         (1,990)                     (1,990)
                                                        ---------                   ---------    ---------      ---------
Ending balance, March 31, 1999                          $ 117,470                   $  23,322       $(536)      $  94,684
                                                        =========                   =========    =========      =========


Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $596                                           $     862
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of $     151                         (255)
                                                                     ---------
Net unrealized gain on securities, December 31, 1998                 $     607
                                                                     =========

Unrealized holding losses arising during period,
net of tax benefit of $1,405                                         $  (1,915)
                                                                      --------
Net unrealized losses on securities, March 31, 1999                  $  (1,915)
                                                                      ========

See accompanying notes to the consolidated financial statements.

                                       4

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                         1999         1998
                                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Interest received                                           $  26,884    $  23,288
          Service charges and other fees received                         3,798        3,978
          Interest paid                                                  (8,388)      (6,516)
          Cash paid to suppliers and employees                          (14,861)     (11,667)
          Income taxes paid                                              (1,000)           0
                                                                      ---------    ---------
            Net cash provided by operating activities                     6,433        9,083
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sales of securities available for sale                0       18,286
          Proceeds from maturities of securities available for sale      39,842       24,058
          Proceeds from maturities of securities held to maturity           355          354
          Purchases of securities available for sale                    (33,038)    (109,944)
          Purchases of securities held to maturity                          (43)        (114)
          Net increase in loans                                          (5,057)      (2,606)
          Proceeds from sale of premises and equipment                        0        2,058
          Purchase of premises and equipment                               (500)        (851)
          Other investing activities                                        504          946
                                                                      ---------    ---------
            Net cash used in investing activities                         2,063      (67,813)
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net (decrease) increase in transaction deposits               (11,073)       4,151
          Net increase in time deposits                                   5,964        7,718
          Net increase in short-term borrowings                           7,718       35,752
          Cash dividends on common stock                                 (1,990)      (1,512)
          Proceeds from exercise of stock options                           155           63
                                                                      ---------    ---------
            Net cash provided by financing activities                       774       46,172
                                                                      ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 9,270      (12,558)
CASH AND CASH EQUIVALENTS, beginning of period                          100,033      107,725
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                              $ 109,303    $  95,167
                                                                      =========    =========

See accompanying notes to the consolidated financial statements.

                                       5

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                      For the Three Months
                                                                       Ended March 31,
                                                                         1999        1998
                                                                      --------    --------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
          Net earnings                                                $  5,513    $  4,765
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
          Amortization of premiums on investment securities                740         646
          Provisions for loan and OREO losses                              600       1,350
          Depreciation and amortization                                    767         780
          Change in accrued interest receivable                            127        (206)
          Change in accrued interest payable                              (139)        500
          Change in other assets and liabilities                        (1,175)      1,248
                                                                      --------    --------
            Total adjustments                                              920       4,318
                                                                      --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  6,433    $  9,083
                                                                      ========    ========


Supplemental Schedule of Noncash Investing and Financing Activities
          Securities purchased and not settled                        $  1,640    $ 17,235

                                       6

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1998 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight-line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $8.5 million at March 31, 1999. These loans were supported by collateral with a fair market value, net of prior liens, of $12.0 million.

2. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 1999, the Company had entered into commitments with certain customers amounting to $228.6 million compared to $209.1 million at December 31, 1998. Letters of credit at March 31, 1999, and December 31, 1998, were $9.0 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 1999, was 16,560,079. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 10% stock dividend declared December 16, 1998. The table below presents the reconciliation of earnings per share for the periods indicated.
                                       7

                                                         Earnings Per Share Reconciliation
                                                                  For the Three Months
                                                                   Ended March 31,
                                                   1999                                           1998
                             ------------------------------------------  --------------------------------------------
                                               Weighted                                       Weighted
                                 Income     Average Shares  Per Share          Income      Average Shares   Per Share
                               (Numerator)   (Denominator)    Amount         (Numerator)    (Denominator)     Amount
                             ------------------------------------------  -------------------------------------------
BASIC EPS
  Income available to
    common stockholders      $  5,512,845      16,555,686      $0.33     $    4,765,224       16,535,388      $0.29
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                        569,138     (0.01)                             733,692      (0.01)
                             ----------------------------------------    -------------------------------------------
DILUTED EPS
  Income available to
    common stockholders      $  5,512,845      17,124,824      $0.32     $    4,765,224       17,269,080      $0.28
                             ========================================    ============================================

6. Supplemental cash flow information. During the three-month period ended March 31, 1999, loans amounting to $662,000 were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

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

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company, and "Bank" refers to Citizens Business Bank. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1998 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                              RESULTS OF OPERATIONS

     The Company reported net earnings of $5.5 million for the three months ended March 31, 1999. This represented an increase of $748,000, or 15.69%, over net earnings of $4.8 million, for the three months ended March 31, 1998. Basic earnings per share for the three month period increased to $0.33 per share for 1999, compared to $0.29 per share for 1998. Diluted earnings per share increased to $0.32 per share for the first three months of 1999, compared to $0.28 per share for the same three month period last year. The annualized return on average assets was 1.43% for the first three months of 1999 compared to a return on average assets of 1.52% for the three months ended March 31, 1998. The annualized return on average equity was 18.42% for the three months ended March 31, 1999, compared to a return of 18.08% for the three months ended March 31, 1998.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $9.4 million for the three months ended March 31, 1999. This represented an increase of $483,000, or 5.41%, compared to operating earnings of $8.9 million for the first three months of 1998.

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

     For the three months ended March 31, 1999, net interest income was $17.8 million. This represented an increase of $1.9 million, or 12.23%, over net interest income of $15.8 million for the three months ended March 31, 1998. Although net interest income increased, the net interest margin decreased to 5.14% for the three months ended March 31, 1999, compared to 5.68% for the three months ended March 31, 1998. In addition, the net interest spread decreased to 3.86% for the three months ended March 31, 1999, compared to a spread of 4.22% for the three months ended March 31, 1998.

     The increase in net interest income for the most recent three month period was the result of an increased volume of average earning assets. Earning assets averaged $1.4 billion for the first three months of 1999. This represented an increase of $281.8 million, or 24.71%, compared to average earning assets of $1.1 billion for the first three months of 1998. The decrease in the net interest margin for the three months ended March 31, 1999 compared to the first three months of 1998 was the result of a lower yield on average earning assets. The decrease in the net interest spread resulted as the yield on average earning assets decreased greater than the decrease in the cost of interest bearing liabilities.

     The Company reported total interest income of $26.0 million for the three months ended March 31, 1999. This represented an increase of $3.2 million, or 13.87%, over total interest income of $22.8 million for the three months ended March 31, 1998. The increase reflected the greater volume of earning assets noted above. The yield on average earning assets decreased to 7.46% for the three months ended March 31, 1999, from a yield of 8.14% for the three months ended March 31, 1998.

     The decrease in the yield on average earning assets resulted from lower yields on average loans and a greater concentration of earning assets in investments as opposed to loans. The yield on average loans decreased to 8.77% for the three months ended March 31, 1999, from a yield of 9.73% for the first three months of 1998. The 96 basis point decrease in average loan yields primarily reflected increased price competition for loans and a lower interest rate environment. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher will be the yield on earning assets. For the three months ended March 31, 1999, net loans represented 48.20% of average earning assets, compared to 53.88% for the three months ended March 31, 1998.

     The increase in total interest income was partially offset by an increase in interest expense for the three months ended March 31, 1999 when compared to the same periods for 1998. Interest expense totaled $8.2 million for the three months ended March 31, 1999. This represented an increase of $1.2 million, or 17.57%, over total interest expense of $7.0 million for the three months ended March 31, 1998.

     The increase in interest expense reflected an increase in the average volume of interest bearing liabilities. Average interest bearing liabilities were $916.2 million for the first three months of 1999. This represented an increase of $200.1 million, or 27.95%, from average interest bearing liabilities of $716.1 million for the first three months of 1998.

     Average interest bearing deposits totaled $682.4 million for the three months ended March 31, 1999. This represented an increase of $54.3 million, or 8.64%, over average interest bearing deposits of $628.1 million for the three months ended March 31, 1998.

     Other borrowed funds averaged $233.8 million for the three months ended March 31, 1999. This represented an increase of $145.9 million, or 165.84%, over average other borrowed funds of $88.0 million for the three months ended March 31, 1998.

     The cost of average interest bearing liabilities decreased to 3.60% for the three months ended March 31, 1999, compared to a cost of 3.92% for the first three months of 1998. The decrease in the cost of interest bearing liabilities was primarily the result of a decrease in the interest rate environment. The cost of average interest bearing deposits was 3.06% for the first three months of 1999 as compared to 3.69% for the first three months of 1998. The cost of other borrowed funds decreased to 5.19% for the three months ended March 31, 1999, compared to a cost of 5.58% for the three months ended March 31, 1998.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 1999, and 1998. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 35.0% tax rate.
                                       9

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest
                                                      Differentials
                                                  (dollars in thousands)
                                                                         Three-month periods ended March 31,
                                                                      1999                                1998
                                                      --------------------------------    --------------------------------
                                                        Average                             Average
ASSETS                                                  Balance     Interest     Rate       Balance    Interest  Rate
                                                      --------------------------------    --------------------------------
Investment Securities
  Taxable                                             $   618,023     9,568      6.19%    $  431,480    6,787     6.29%
  Tax-advantaged (1)                                      111,076     1,247      6.30%        83,251      906     6.11%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                 644        11      6.83%         5,989       82     5.48%
Loans (2) (3)                                             692,572    15,191      8.77%       619,780   15,073     9.73%
                                                      --------------------------------     -----------------------------
Total Earning Assets                                    1,422,315    26,017      7.46%     1,140,500   22,848     8.14%
Total Non-earning Assets                                  115,881                            115,474
                                                      ------------                         ----------
Total Assets                                          $ 1,538,196                         $1,255,974
                                                      ============                         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                         $   480,012                         $  411,697
Savings Deposits (4)                                      387,640     1,833      1.89%       359,117    2,249     2.51%
Time Deposits                                             294,771     3,381      4.59%       269,004    3,541     5.26%
                                                      ---------------------------------    ----------------------------
Total Deposits                                          1,162,423     5,214      1.79%     1,039,818    5,790     2.23%
                                                      ---------------------------------    ----------------------------
Other Borrowings                                          233,818     3,035      5.19%        87,953    1,226     5.58%
                                                      ---------------------------------    ----------------------------
Total Interest-Bearing Liabilities                        916,229     8,249      3.60%       716,074    7,016     3.92%
                                                      ------------                         ----------
Other Liabilities                                          22,242                             22,791
Stockholders' Equity                                      119,713                            105,412
                                                      ------------                         ----------
Total Liabilities and
  Stockholders' Equity                                $ 1,538,196                         $1,255,974
                                                      ============                         ==========


Net interest spread                                                              3.86%                             4.22%
Net interest margin                                                              5.14%                             5.68%

(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest  income as follows:  1999,  $623;
     1998,  $1,186.  (3)  Nonperforming  loans are  included in net loans as follows:
     1999, $6,404; 1998, $6,532.
(4) Includes interest-bearing demand and money market accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                             Comparison of three-month period
                                              ended March 31, 1999 and 1998
                                    Increase (decrease) in interest income or expense
                                                    due to changes in
                                                                    Rate/
                                         Volume        Rate        Volume     Total
                                       ---------------------------------------------
Interest Income:
  Taxable investment securities        $   2,934    $   (107)    $   (46)   $  2,781
  Tax-advantaged securities                  303          29           9         341
  Fed funds sold & interest bearing
   deposits with other institutions          (73)         18         (16)        (71)
  Loans                                    1,771      (1,479)       (174)        118
                                       ---------------------------------------------
Total earning assets                       4,935      (1,539)       (227)      3,169
                                       ---------------------------------------------

Interest Expense:
  Savings deposits                           179        (551)        (44)       (416)
  Time deposits                              338        (455)        (43)       (160)
  Other borrowings                         2,034         (84)       (141)      1,809
                                       ---------------------------------------------
Total interest-bearing liabilities         2,551      (1,090)       (228)      1,233
                                       ---------------------------------------------

Net Interest Income                    $   2,384    $   (449)    $     1 $     1,936
                                       =============================================

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

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of March 31, 1999.

                                              Estimated Net
            Simulated                        Interest Income
           Rate Changes                        Sensitivity
        +200 basis points                        (1.33%)
        -200 basis points                        (1.09%)

     The table indicates that net interest income would decrease by approximately 1.33% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would decrease approximately 1.09% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $600,000 for the three months ended March 31, 1999. This represented a decrease of $250,000, or 29.41% from the provision for credit losses of $850,000 for the three months ended March 31, 1998.

     The allowance for credit losses at March 31, 1999 was $13.9 million. This represented an increase of $1.5 million, or 12.12%, from the allowance for credit losses of $12.4 million at March 31, 1998. The allowance for credit losses was 2.01% of average gross loans for the first three months of 1999 and 1998. For the three months ended March 31, 1999, loans charged to the allowance for credit losses, net of recoveries ("net loan charge offs") totaled $25,000, compared to net recoveries of $60,000 for the first three months of 1998.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $8.7 million at March 31, 1999. This represented a decrease of $623,000, or 6.68%, from nonperforming assets of $9.3 million at December 31, 1998. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $6.4 million at March 31, 1999. This represented a decrease of $814,000, or 11.28%, from the level of nonperforming loans at December 31, 1998. Table 6 presents nonperforming assets as of March 31, 1999, and December 31, 1998. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at March 31, 1999, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                    Three-months
                                                                    ended March 31,
                                                               ----------------------
                                                                  1999         1998
Amount of Total Loans at End of Period                         $ 693,402    $ 618,642
                                                               =========    =========
Average Total Loans Outstanding                                $ 692,572    $ 619,780
                                                               =========    =========
Allowance for Credit Losses at Beginning of Period             $  13,364    $  11,522
Loans Charged-Off:
  Real Estate Loans                                                    0            6
  Commercial and Industrial                                          115           99
  Consumer Loans                                                       0            5
                                                               ---------    ---------
    Total Loans Charged-Off                                          115          110
                                                               ---------    ---------

Recoveries:
  Real Estate Loans                                                    0          155
  Commercial and Industrial                                           90            4
  Consumer Loans                                                       0           11
                                                               ---------    ---------
    Total Loans Recovered                                             90          170
                                                               ---------    ---------
Net Loans Charged-Off                                                 25          (60)
                                                               ---------    ---------
Provision Charged to Operating Expense                               600          850
                                                               ---------    ---------
Allowance for Credit Losses at End of period                   $  13,939    $  12,432
                                                               =========    =========

Net Loans Charged-Off to Average Total Loans*                       0.01%       -0.04%
Net Loans Charged-Off to Total Loans at End of Period*              0.01%       -0.04%
Allowance for Credit Losses to Average Total Loans                  2.01%        2.01%
Allowance for Credit Lossess to Total Loans at End of Period        2.01%        2.01%
Net Loans Charged-Off to Allowance for Credit Losses*               0.72%       -1.93%
Net Loans Charged-Off to Provision for Credit Losses                4.17%       -7.06%

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

     Other operating income totaled $3.8 million for the three months ended March 31, 1999. This represented a decrease of $199,000, or 4.98%, from other operating income of $4.0 million for the three months ended March 31, 1998.

     The decrease in other operating income was primarily the result of a decrease in the gain on the sale of premises and equipment. In March of 1998, the Bank sold an office building used as its Brea office. The Bank realized a gain on the sale of approximately $450,000 which is included in the $513,000 gain on sale of premises and equipment for the first three months of 1998. During the first three months of 1999, there were no gains or losses on the sale of premises and equipment.

     Service charge income totaled $2.2 million for the first three months ended March 31, 1999. This represents an increase of $411,000 or 23.62% over service charge income of $1.7 million for the three months ended March 31, 1998.

     Trust income totaled $1.0 million for the three months ended March 31, 1999. This represented an increase of $144,000, or 16.25%, over trust income of $886,000 for the three months ended March 31, 1998.

Other Operating Expenses

     Other operating expenses totaled $12.1 million for the three months ended March 31, 1999. This represented an increase of $787,000, or 6.93%, over other operating expenses of $11.4 million for the three months ended March 31, 1998.

     Equipment expense totaled $1.1 million for the three months ended March 31, 1999. This represents an increase of $164,000 or 18.32% over equipment expense of $894,000 for the three months ended March 31, 1998. The increase was primarily the result of increases in furniture and equipment expense and service and maintenance expense. Other expense, which includes Professional, Data Processing, Supplies, and Promotional expenses totaled $4.0 million for the first three months ended March 31, 1999. This represents an increase of $824,000 or 25.63% over other expense of $3.2 million for the three months ended March 31, 1998. The increase was primarily the result of increases in Professional and Promotional expenses.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for declining Southern California real estate values over the past several years. For the three months ended March 31, 1999, no provision was made for other real estate owned. For the three months ended March 31, 1998, the provision for other real estate owned was $500,000. This decrease reflects the improvement in the loan portfolio and the reduction of other real estate owned from $4.9 million at March 31, 1998 to $2.3 million at March 31, 1999.

     As a percent of average assets, annualized other operating expenses decreased to 3.16% for the three months ended March 31, 1999, compared to a ratio of 3.62% for the three months ended March 31, 1998. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 56.33% for the three months ended March 31, 1999, compared to a ratio of 57.30% for the three months ended March 31, 1998. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.56 billion at March 31, 1999. This represented an increase of $2.7 million, or 0.18%, over total assets of $1.55 billion at December 31, 1998. Gross loans totaled $693.4 million at March 31, 1999. This represented an increase of $4.4 million, or 0.63%, over gross loans of $689.0 million at December 31, 1998. Total deposits decreased $5.1 million, or 0.42%, to $1.21 billion at March 31, 1999, from $1.22 billion at December 31, 1998.
                                       14

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $718.9 million at March 31, 1999. This represented a decrease of $11.2 million, or 1.53%, over total investment securities of $730.0 million at December 31, 1998.

     At  March  31,  1999,  the  Company's  net  unrealized  loss on  securities available-for-sale totaled $929,000. The Company recorded an adjustment decreasing accumulated other comprehensive income to $536,000, and an adjustment to decrease deferred tax assets to $393,000. At December 31, 1998, the Company reported a net unrealized gain on investment securities available for sale of $2.4 million, with an adjustment to equity capital of $1.4 million and deferred taxes of $1.0 million. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

     Table   4   sets   forth   investment   securities   held-to-maturity   and
available-for-sale, at March 31, 1999 and December 31, 1998.
                                       15

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                    March 31, 1999                                     December 31, 1998

                                                  Amortized    Market      Net     Yield   Amortized   Market       Net        Yield
                                                     Cost      Value   Unrealized            Cost      Value    Unrealized
                                                                       Gain/(Loss)                              Gain/(Loss)
                                                 ---------------------------------------   -----------------------------------------
U.S. Treasury securities
         Available for Sale                      $   3,001   $  3,008   $       7   6.02%  $   3,005  $  3,023  $       18     6.02%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
         Available for Sale                        511,953    511,045        (908)  6.36%    528,701   530,035       1,334     6.37%
         Held to Maturity                            3,396      3,448          52   5.74%      3,699     3,773          74     5.74%

Other Government Agency Securities
         Available for Sale                         15,002     15,016          14   6.83%     19,161    19,230          69     6.63%

GNMA mortgage-backed pass-through
securities
         Available for Sale                         40,696     40,571        (125)  6.63%     42,771    42,950         179     6.68%
         Held to Maturity                              679        740          61   9.49%        710       772          62     9.44%

Tax-exempt Municipal Securities
         Available for Sale                         70,682     70,810         128   4.45%     58,483    59,340         857     4.43%
         Held to Maturity                           47,902     49,570       1,668   4.88%     47,962    49,879       1,917     4.88%

Other  securities
         Available for Sale                         24,906     24,906           0   0.00%     21,584    21,584           0     0.00%
         Held to Maturity                            1,526      1,526           0   8.26%      1,488     1,488           0     7.13%

                                                  --------------------------------------   -----------------------------------------

                                                 $ 719,743   $720,640 $       897   6.09%   $727,564  $732,074       4,510     6.13%
                                                 =======================================   =========================================

Loan Composition and Nonperforming Assets

Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                     March 31,   December 31,
                                        1999       1998
                                      --------   ---------
Commercial and Industrial             $252,927   $247,060
Real Estate:
     Construction                       35,609     29,415
     Mortgage                          306,044    297,856
Consumer                                17,575     17,816
Municipal lease finance receivables     22,354     22,923
Agribusiness                            61,221     76,283
                                      --------   --------
     Gross Loans                      $695,730   $691,353
Less:
     Allowance for credit losses        13,939     13,364
     Deferred net loan fees              2,328      2,321
                                      --------   --------
Net loans                             $679,463   $675,668
                                      ========   ========

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $8.7 million at March 31, 1999. This represented a decrease of $623,000, or 6.68%, from nonperforming assets of $9.3 million at December 31, 1998. As a percent of total assets, nonperforming assets decreased to 0.56% at March 31, 1999, from 0.60% at December 31, 1998.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.
                                       17

         Table 6 - Nonperforming Assets (dollar amounts in thousands)

                                         March 31, 1999    December 31, 1998
Nonaccrual loans                            $6,404           $7,218
Loans past due 90 days or more
 and still accruing interest                     0                0
Restructured loans                               0                0
Other real estate owned (OREO), net          2,293            2,102
                                            ------           ------
Total nonperforming assets                  $8,697           $9,320
                                            ======           ======
Percentage of nonperforming assets
   to total loans outstanding and OREO        1.25%           1.35%
Percentage of nonperforming
   assets to total assets                     0.56%           0.60%

     The decrease in nonperforming assets was the result of a decrease in nonaccrual loans. Nonaccrual loans totaled $6.4 million at March 31, 1999. This represented a decrease of $814,000, or 11.28%, from total nonaccrual loans of $7.2 million at December 31, 1998.

     At March 31, 1999, the majority of nonaccrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for nonaccrual loans ranged from approximately 14% to 115%.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At March 31, 1999, total deposits were $1.21 billion. This represented a decrease of $5.1 million, or 0.42%, from total deposits of $1.22 billion at December 31, 1998. Demand deposits totaled $509.2 million at March 31, 1999, representing a decrease of $29.6 million, or 5.50%, from total demand deposits of $538.8 million at December 31, 1998. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first quarter of 1999 were $480.0 million. This represented an increase of $68.3 million, or 16.59%, from average demand deposits of $411.7 million for the first quarter of 1998. The comparison of average balances for the first quarters of 1999 and 1998 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $296.2 million at March 31, 1999. This represented an increase of $6.0 million, or 2.06%, over total time deposits of $290.2 million at December 31, 1998. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $205.0 million at March 31, 1999. This represented an increase of $5.0 million, or 2.50% over other borrowed funds of $200.0 million at December 31, 1998. The increase in other borrowed funds during the first three months of 1999 was primarily the result of an increase in a secured short term loan from the Federal Home Loan Bank. The funds were used to purchase investment securities at a positive net interest spread.

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

     Net cash provided by operating activities totaled $6.4 million for the first three months of 1999, compared to net cash provided by operating activities of $9.1 million for the same period last year. The decrease was primarily the result of an increase in cash paid to suppliers and employees and interest paid.

     Net cash provided by investing activities totaled $2.1 million for the first three months of 1999, compared to net cash used for investing activities of $67.8 million for the same period last year. The increase in net cash provided by investing activities was primarily from the reduction in purchases of investment securities. Financing activities provided net cash flows of $774,000 for the three months ended March 31, 1999. This compares to $46.2 million in net cash provided for the three months ended March 31, 1998. A net decrease in deposits of $5.1 million for the three months ended March 31, 1999, compared to a net increase in deposits of $11.9 million for the same period last year contributed to the change. In addition, net cash flows provided by financing activities was impacted by an increase in short term borrowings of $7.7 million for the first three months of 1999 compared to an increase of $35.8 million for the first three months of 1998. At March 31, 1999, cash and cash equivalents totaled $109.3 million. This represented an increase of $14.1 million, or 14.85%, from a total of $95.2 million at March 31, 1998.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first three months of 1999, the Bank's loan to deposit ratio averaged 59.71%, compared to an average ratio of 59.81% for the first three months of 1998.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 1999, approximately $40.4 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 1999, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

     The Company's equity capital was $117.5 million at March 31, 1999. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1998 annual report (management's discussion and analysis and note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 1999, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1999, and December 31, 1998.


        Table 7 - Regulatory Capital Ratios
                           Required
                            Minimum     March 31, 1999     December 31, 1998
Capital Ratios               Ratios     Company   Bank      Company   Bank
Risk-based capital ratios
      Tier I                  4.00%     12.63%    12.51%    12.20%    11.99%
      Total                   8.00%     13.89%    13.77%    13.46%    13.26%
Leverage Ratio                4.00%      7.11%     7.03%     7.18%     7.05%

     On August 19, 1998, the Board of Directors of the Company reauthorized and superseded the April 16, 1997 repurchase of shares of its common stock, from time to time, at the discretion of the Company, through open market purchases or in private transactions in an aggregate amount of up to $9.0 million, or 550,000 shares. As of December 31, 1998, the Company had purchased 91,700 shares for an average price of $20.80 per share. The Company did not repurchased any shares of common stock during the first quarter of 1999.

Risk Management

     The Company's management has adopted a Risk Management Policy to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. The policy is designed to address specific risk factors defined by federal bank regulators. These risk factors are not mutually exclusive. It is recognized that any product or service offered may expose the Bank to one or more of these risks. The Risk Management Policy identifies the significant risks as: credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk, and foreign exchange risk.

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

     These statements are designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosures Act of 1998.

     The Company has been working on these issues for the last 27 months. A committee, known as Team 2000, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues, a phased management procedural approach has been adopted as follows:

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

     Assessment Phase - Team 2000 coordinators will prepare a report regarding the size of the problem and complexity of Year 2000 issues, as well as the level of work and resources necessary to address them. The report will includes issues relating to hardware, software, networks, ATM's, processing platforms, and other equipment (copier, fax, phone exchange, etc.) customer systems, vendors, and environmental systems (security systems, elevators, vaults, etc.)

     Renovation Phase - Team 2000 coordinators supervise the project including enhancements, hardware and software upgrades, systems replacements and vendor certification as "Year 2000 Compliant". Work is prioritized depending on the applications impact. Insights may also be provided from "critical assessments" performed as part of the disaster recovery business resumption assessment.

     Validation Phase - After programming codes by outside venders have been modified or systems upgraded, they are tested, when possible, in incremental states to assess full correction of the Year 2000 issues. Team 2000 coordinators establish time control check-off points to ensure timely completion of modifications or replacement activities.

     Implementation Phase - Once modifications are completed, replacements or upgrades are in place, and/or other changes have occurred to address Year 2000 problematic areas, the Year 2000 plan will be in full compliance.

     To date the Awareness Phase and the Assessment Phase have been completed. All in-house bank critical applications have been tested Year 2000 complaint. The Renovation Phase as it relates to "bank critical" systems/processes is 100% complete. The Validation Phase as it relates to "bank critical" system/processes is 100% complete.

     As of March 31, 1999, for approximately 6% of the external systems/processes deemed as "bank critical", the Bank has not been able to identify specific timelines to validate Year 2000 compliance due to dependencies on external parties (e.g., vendors, agencies, etc.,) who are not required by regulation to be Year 2000 compliant until a later date. Contingency and follow-up plans have been developed.

     The third party vendor of the Bank's teller terminal system has indicated that their hardware is not compliant and will not be made compliant. It is of an older generation of technology. The Bank is in the process of replacing this system, which is anticipated to be completed by July 31, 1999.

     The Bank has notified its customers by means of statement stuffers of Year 2000 issues. The Bank is also in the process of contacting each of its major borrowing and depository customers to make them aware of the issues and to seek information regarding its customers' preparedness for the Year . Failure of any major customer to be Year 2000 compliant could have a material adverse effect on the Company.

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

     Of the $1.8 million budget to cover anticipated costs of year 2000 issues, the $1.0 million allocation from the allowance for loan and lease losses has already been provided through the income statement. The Company believes that costs which could be as much as $600,000 to replace the teller system, which will be capitalized as these costs relate to the purchase of new equipment. Therefore, these costs will only impact the earnings of the Company as it is depreciated. The Company anticipates that the remaining $145,000 will be reflected in the income statement over the next two quarters. Funds to address Year 2000 issues will come from operating cash funds.

     In addition, the Board of Directors of CVB and the Bank have engaged an outside CPA consulting firm to perform an internal audit related to the Bank's efforts associated with the Year 2000. The Bank received a "Satisfactory" rating for its Year 2000 plan and efforts in achieving the plan to date.

     The Company has an existing Disaster Recovery Plan or Contingency Plan in the event a disaster should occur and affect the Company. This Plan encompasses the restoration of all or part of the Company's systems should that be necessary. This Plan has been augmented to cover contingencies arising from the Year 2000. The Plan has been tested in the past and the augmented Plan was most recently tested in the fourth quarter of 1998. In addition, the Company used a full day system outage simulation at its off-site recovery location in the first quarter of 1999 as an opportunity to test its Year 2000 Contingency Plan. The Company plans to replicate the testing performed at the off-site recovery location as well as other scenarios in the second quarter of 1999. The Year 2000 Contingency Plan involves the following four phases:

1.    Organizational Planning
2.    Business Impact Analysis
3.    Business resumption contingency plan
4.    Validating the business resumption contingency plan

     Phases one and two are completed. Phase three will be completed in the second quarter of 1999. Phase four is ongoing throughout 1999.
                                       21

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




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    May 12, 1999                           /s/ Edward J. Biebrich Jr.
                                                -----------------------
                                                Edward J. Biebrich Jr.
                                                Chief Financial Officer