Form 10-Q
period 1999-06-30
CVB FINANCIAL CORP
filed 1999-08-06
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended June 30, 1999                 Commission File Number: 1-10394


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


                                    YES X NO

 Number of shares of common stock of the registrant: 16,579,244 outstanding as of August 1, 1999.

 This Form 10-Q contains 28 pages. Exhibit index on page 26.

                                        PART I - FINANCIAL INFORMATION

                                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                          dollar amounts in thousands

                                                                June 30,          December 31,
                                                                  1999                1998
                                                              (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $54,620 and $55,912)                 $      53,178       $      53,859
Investment securities available-for-sale                          679,268             676,162
Loans and lease finance receivables, net                          701,914             675,668
                                                            --------------     ---------------
     Total earning assets                                       1,434,360           1,405,689
Cash and due from banks                                            88,963             100,033
Premises and equipment, net                                        22,079              22,333
Other real estate owned, net                                        1,891               2,102
Goodwill and intangibles                                            9,043               9,635
Securities sold not settled                                        25,000                   0
Other assets                                                       21,250              15,415
                                                            --------------     ---------------
      TOTAL                                                 $   1,602,586       $   1,555,207
                                                            ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                    $     517,798       $     538,808
     Interest-bearing                                             688,988             676,497
                                                            --------------     ---------------
                                                                1,206,786           1,215,305
   Demand note issued to U.S. Treasury                             11,816                  95
   Federal Funds Purchased                                         21,000               5,000
   Repurchase Agreement                                           190,000             195,000
   Securities purchased not settled                                36,028               5,000
   Long-term capitalized lease                                        388                 402
   Other liabilities                                               18,465              18,698
                                                            --------------     ---------------
                                                                1,484,483           1,439,500
Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
      without par; none issued or outstanding)                          0                   0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      16,568,121 and 16,532,464)                                   94,735              94,529
   Retained earnings                                               27,392              19,799
   Accumulated other comprehensive (loss) income                   (4,024)              1,379
                                                            --------------     ---------------
                                                                  118,103             115,707
                                                            --------------     ---------------
      TOTAL                                                 $   1,602,586       $   1,555,207
                                                            ==============     ===============

See accompanying notes to the consolidated financial statements.

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (unaudited)
                                      dollar amounts in thousands, except per share

                                                       For the Three Months           For the Six Months
                                                          Ended June 30,                 Ended June 30,
                                                          1999            1998          1999           1998
                                                    -------------- --------------   ------------- -------------
Interest income:
  Loans, including fees                              $     15,693   $     15,106    $     30,884  $     30,179
  Investment securities:
     Taxable                                                9,094          7,481          18,662        14,268
     Tax-advantaged                                         1,365          1,113           2,613         2,019
                                                    -------------- --------------   ------------- -------------
                                                           10,459          8,594          21,275        16,287
  Federal funds sold and interest bearing
     deposits with other financial institutions               103            166             113           248
                                                    -------------- --------------   ------------- -------------
                                                           26,255         23,866          52,272        46,714
Interest expense:
  Deposits                                                  5,269          5,926          10,483        11,716
  Other borrowings                                          2,711          1,718           5,746         2,944
                                                    -------------- --------------   ------------- -------------
                                                            7,980          7,644          16,229        14,660
                                                    -------------- --------------   ------------- -------------
    Net interest income                                    18,275         16,222          36,043        32,054
Provision for credit losses                                   500            450           1,100         1,300
                                                    -------------- --------------   ------------- -------------
    Net interest income after
       provision for credit losses                         17,775         15,772          34,943        30,754
Other operating income:
   Service charges on deposit accounts                      2,351          1,846           4,504         3,588
   Gains on sale of other real estate owned                   330             36             330            51
   Gains on sale of premises and equipment                      0              0               0           652
   Trust services                                             894            886           1,925         1,772
   Other                                                      734            701           1,347         1,402
                                                    -------------- --------------   ------------- -------------
                                                            4,309          3,469           8,106         7,465
Other operating expenses:
   Salaries and employee benefits                           6,078          5,510          12,095        11,149
   Deposit insurance premiums                                  33             31              65            61
   Occupancy                                                  925            890           1,926         1,973
   Equipment                                                1,185            911           2,243         1,805
   Provision for losses on other real estate owned            100              0             100           500
   Other                                                    4,227          3,861           8,267         7,076
                                                    -------------- --------------   ------------- -------------
                                                           12,548         11,203          24,696        22,564
                                                    -------------- --------------   ------------- -------------
Earnings before income taxes                                9,536          8,038          18,353        15,655
Provision for income taxes                                  3,478          2,961           6,782         5,813
                                                    -------------- --------------   ------------- -------------
    Net earnings                                     $      6,058   $      5,077    $     11,571  $      9,842
                                                    ============== ==============   ============= =============

Basic earnings per common share                      $       0.37   $       0.31    $       0.70   $      0.59
                                                    ============== ==============   ============= =============
Diluted earnings per common share                    $       0.35   $       0.29    $       0.67  $       0.57
                                                    ============== ==============   ============= =============

Cash dividends per common share                      $       0.12   $       0.09    $       0.24  $       0.18
                                                    ============== ==============   ============= =============

See accompanying notes to the consolidated financial statements.

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                              STATEMENT OF CHANGES IN EQUITY
                                                       (unaudited)
                                               dollar amounts in thousands
                                                                                                   Accumulated
                                                                                                      Other
                                                                     Comprehensive   Retained      Comprehensive     Common
                                                         Total         Income        Earnings        Income           Stock
                                                       ----------   -------------   -----------  ----------------   ----------
Beginning balance, January 1, 1998                      $102,084                       $39,057              $772      $62,255
Comprehensive income
  Net Income                                              20,787         $20,787        20,787
  Other comprehensive income, net of tax
     Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)        607             607                             607
                                                                    -------------
Comprehensive income                                                     $21,394
                                                                    =============
Common Stock issued                                          467                                                          467
Repurchase of Common Stock                                (1,907)                       (1,527)                          (380)
10% stock dividend                                                                     (32,187)                        32,187
Tax benefit from exercise of stock options                   172                           172
Dividends declared on common stock                        (6,503)                       (6,503)
                                                       ----------                   -----------  ----------------   ----------
Ending balance, December 31, 1998                       $115,707                       $19,799            $1,379      $94,529
                                                       ----------                   -----------  ----------------   ----------
Comprehensive income
  Net Income                                              11,571         $11,571        11,571
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)     (5,403)         (5,403)                         (5,403)
                                                                    -------------
Comprehensive income                                                      $6,168
                                                                    =============
Common Stock issued                                          206                                                          206
Dividends declared on common stock                        (3,978)                       (3,978)
                                                       ----------                   -----------  ----------------   ----------
Ending balance, June 30, 1999                           $118,103                       $27,392           ($4,024)     $94,735
                                                       ==========                   ===========  ================   ==========


Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $596                                          $        862
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of  $151                               (255)
                                                                    =============
Net unrealized gain on securities, December 31, 1998                $        607
                                                                    =============

Unrealized holding losses arising during period,
net of tax benefit of $3,967                                        $     (5,403)
                                                                    =============
Net unrealized losses on securities, June 30, 1999                  $     (5,403)
                                                                    =============

See accompanying notes to the consolidated financial statements.

                               CVB FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                   dollar amounts in thousands
                                                                    For the Six Months
                                                                      Ended June 30,
                                                                     1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest received                                         $    53,323    $    45,133
     Service charges and other fees received                         8,107          7,440
     Interest paid                                                 (16,442)       (13,449)
     Cash paid to suppliers and employees                          (22,260)       (20,684)
     Income taxes paid                                              (7,220)        (3,905)
                                                               ------------   ------------
       Net cash provided by operating activities                    15,508         14,535
                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale              105         20,043
     Proceeds from maturities of securities available for sale      53,676         58,288
     Proceeds from maturities of securities held to maturity           677            746
     Purchases of securities available for sale                    (61,489)      (214,226)
     Purchases of securities held to maturity                          (95)          (171)
     Net increase in loans                                         (29,046)       (22,084)
     Proceeds from sale of premises and equipment                        0          2,174
     Purchase of premises and equipment                             (1,361)        (1,328)
     Other investing activities                                        524          2,618
                                                               ------------   ------------
       Net cash used in investing activities                       (37,009)      (153,940)
                                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease)increase in transaction deposits                 (8,037)        13,359
     Net (decrease)increase in time deposits                          (481)        15,406
     Net increase in short-term borrowings                          22,721         94,095
     Cash dividends on common stock                                 (3,978)        (3,016)
     Proceeds from exercise of stock options                           206            149
                                                               ------------   ------------
       Net cash provided by financing activities                    10,431        119,993
                                                               ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (11,070)       (19,412)
CASH AND CASH EQUIVALENTS, beginning of period                     100,033        107,725
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                       $    88,963    $    88,313
                                                               ============   ============

See accompanying notes to the consolidated financial statements.

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                               dollar amounts in thousands
                                                                                    For the Six Months
                                                                                    Ended June 30,
                                                                                    1999           1998
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Net earnings                                                               $   11,571    $    9,842
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
     Amortization of premiums(accretion of discount) on investment securities        1,360          (753)
     Provisions for loan and OREO losses                                             1,200         1,800
     Depreciation and amortization                                                   1,582         1,552
     Change in accrued interest receivable                                            (309)         (828)
     Change in accrued interest payable                                               (213)        1,211
     Change in other assets and liabilities                                            317         1,711
                                                                                -----------   -----------
       Total adjustments                                                             3,937         4,693
                                                                                -----------   -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   15,508    $   14,535
                                                                                ===========   ===========

Supplemental Schedule of Noncash Investing and Financing Activities

     Securities sold and not settled                                            $   25,000    $        0
     Securities purchased and not settled                                           36,028             0
     Real estate acquired through foreclosure                                        1,701         2,545

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 1999 and 1998

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1998 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight-line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $6.7 million at June 30, 1999. These loans were supported by collateral with a fair market value, net of prior liens, of $10.5 million.

2. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 1999, the Company had entered into commitments with certain customers amounting to $237.3 million compared to $209.1 million at December 31, 1998. Letters of credit at June 30, 1999, and December 31, 1998, were $9.3 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 1999, was 16,568,121. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 10% stock dividend declared December 16, 1998. The table below presents the reconciliation of earnings per share for the periods indicated.
                                       7

                                                               Earnings Per Share Reconciliation
                                                                      For the Three Months
                                                                           Ended June 30,
                                                        1999                                           1998
                                 ----------------------------------------------  --------------------------------------------
                                                      Weighted                                       Weighted
                                     Income        Average Shares    Per Share     Income        Average Shares    Per Share
                                  (Numerator)      (Denominator)      Amount      (Numerator)     (Denominator)      Amount
                                 ----------------------------------------------  --------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $  6,058,010        16,565,327      $0.37       $  5,076,472       16,536,687       $0.31
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                              595,598      (0.02)                            687,407       (0.02)
                                 ---------------------------------------------   --------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $  6,058,010        17,160,925      $0.35       $  5,076,472       17,224,094       $0.29
                                 =============================================   ============================================


                                                               Earnings Per Share Reconciliation
                                                                      For the Six Months
                                                                        Ended June 30,
                                                        1999                                            1998
                                 ----------------------------------------------  --------------------------------------------
                                                      Weighted                                       Weighted
                                     Income        Average Shares     Per Share     Income        Average Shares   Per Share
                                  (Numerator)      (Denominator)      Amount      (Numerator)     (Denominator)      Amount
                                 ----------------------------------------------  --------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $ 11,570,855        16,560,533      $0.70       $  9,841,696    16,548,628         $0.59
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                               581,692      (0.03)                         708,884         (0.02)
                                   --------------------------------------------  --------------------------------------------
DILUTED EPS
  Income available to common
    stockholders                 $ 11,570,855        17,142,225      $0.67       $  9,841,696    17,257,512         $0.57
                                 ==============================================  ============================================

6. Supplemental Cash Flow Information - During the six-month period ended June 30, 1999, loans amounting to $1.7 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

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

                              RESULTS OF OPERATIONS

     The Company reported net earnings of $11.6 million for the six months ended June 30, 1999. This represented an increase of $1.7 million, or 17.57%, over net earnings of $9.8 million, for the six months ended June 30, 1998. Basic earnings per share for the six month period increased to $0.70 per share for 1999, compared to $0.59 per share for 1998. Diluted earnings per share increased to $0.67 per share for the first six months of 1999, compared to $0.57 per share for the same six month period last year. The annualized return on average assets was 1.50% for the first six months of 1999 compared to a return on average assets of 1.52% for the six months ended June 30, 1998. The annualized return on average equity was 19.17% for the six months ended June 30, 1999, compared to a return of 18.39% for the six months ended June 30, 1998.

     For the quarter ended June 30, 1999, the Company generated net earnings of $6.1 million. This represented an increase of $981,000 or 19.32% over net earnings of $5.1 million for the second quarter of 1998. Basic earnings per share increased to $0.37 for the second quarter of 1999 compared to $0.31 per share for the second quarter of 1998. Diluted earnings per share increased to $0.35 per share compared to $0.29 per share for the second quarter of 1999 and 1998, respectively. The annualized return on average assets was 1.57% for the second quarter of 1999 compared to 1.52% for the same period last year. The annualized return on average equity was 19.92% for the second quarter of 1999 and 18.69% for the second quarter of 1998.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $19.2 million for the six months ended June 30, 1999. This represented an increase of $1.8 million, or 10.61%, compared to operating earnings of $17.4 million for the first six months of 1998. For the second quarter of 1999, pre-tax operating earnings totaled $9.8 million. This represented an increase of $1.4 million or 16.11% from pre-tax operating earnings of $8.4 million for the second quarter of 1998.

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

     For the six months ended June 30, 1999, net interest income was $36.0 million. This represented an increase of $3.9 million, or 12.44%, over net interest income of $32.1 million for the six months ended June 30, 1998. Although net interest income increased, the net interest margin decreased to 5.21% for the six months ended June 30, 1999, compared to 5.57% for the six months ended June 30, 1998. In addition, the net interest spread decreased to 3.94% for the six months ended June 30, 1999, compared to a spread of 4.10% for the six months ended June 30, 1998.

     The increase in net interest income for the most recent six month period was the result of an increased volume of average earning assets. Earning assets averaged $1.4 billion for the first six months of 1999. This represented an increase of $244.6 million, or 20.72%, compared to average earning assets of $1.2 billion for the first six months of 1998. The decrease in the net interest margin for the six months ended June 30, 1999 compared to the first six months of 1998 was the result of a lower yield on average earning assets. The decrease in the net interest spread resulted as the yield on average earning assets decreased greater than the decrease in the cost of interest-bearing liabilities.

     For the second quarter of 1999, net interest income was $18.3 million. This represented an increase of $2.1 million, or 12.66% compared to $16.2 million for the second quarter of 1998. The net interest margin was 5.28% during the second quarter of 1999 compared to 5.47% for the same period last year. The net interest spread remained relatively the same at 4.01% and 4.00% for the second quarter of 1999 and 1998, respectively.

     The increase in net interest income for the second quarter of 1999 was the result of an increase in average earning assets. Earning assets averaged $1.4 billion for the quarter ended June 30, 1999, compared to $1.2 billion for the same period last year. The decrease in net interest margin resulted from a decline in loan yields. Loan yield for the second quarter of 1999 was 8.88% compared to 9.67% for the second quarter of 1998. As a percent of average earning assets, average loans decreased to 49.54% for the second quarter of 1999 compared to 51.24% for the second quarter of 1998.

     The Company reported total interest income of $52.3 million for the six months ended June 30, 1999. This represented an increase of $5.6 million, or 11.90%, over total interest income of $46.7 million for the six months ended June 30, 1998. The increase reflected the greater volume of earning assets noted above. The yield on average earning assets decreased to 7.49% for the six months ended June 30, 1999, from a yield of 8.05% for the six months ended June 30, 1998.

     The decrease in the yield on average earning assets resulted from lower yields on average loans and a greater concentration of earning assets in investments as opposed to loans. The yield on average loans decreased to 8.83% for the six months ended June 30, 1999, from a yield of 9.70% for the first six months of 1998. The 87 basis point decrease in average loan yields primarily reflected increased price competition for loans and a lower interest rate environment. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher will be the yield on earning assets. For the six months ended June 30, 1999, net loans represented 49.12% of average earning assets, compared to 52.73% for the six months ended June 30, 1998.

     The increase in total interest income was partially offset by an increase in interest expense for the three and six months ended June 30, 1999 when compared to the same periods for 1998. Interest expense totaled 16.2 million for the six months ended June 30, 1999. This represented an increase of $1.5 million, or 10.70%, over total interest expense of $14.7 million for the six months ended June 30, 1998. For the three months ended June 30, 1999, interest expense totaled $8.0 million. This represented and increase of $336,000, or 4.40% over interest expense of $7.6 million for the same period last year.

     The increase in interest expense reflected an increase in the average volume of interest-bearing liabilities. Average interest-bearing liabilities were $913.0 million for the first six months of 1999. This represented an increase of $170.6 million, or 22.99%, from average interest-bearing liabilities of $742.4 million for the first six months of 1998. For the second quarter of 1999, interest-bearing liabilities averaged $909.9 million, an increase of $141.5 or 18.41% over the same quarter last year.

     Average interest-bearing deposits totaled $691.8 million for the six months ended June 30, 1999. This represented an increase of $57.1 million, or 9.00%, over average interest-bearing deposits of $634.7 million for the six months ended June 30, 1998.

     Other borrowed funds averaged $221.2 million for the six months ended June 30, 1999. This represented an increase of $113.5 million, or 105.42%, over average other borrowed funds of $107.7 million for the six months ended June 30, 1998.

     The cost of average interest-bearing liabilities decreased to 3.55% for the six months ended June 30, 1999, compared to a cost of 3.95% for the first six months of 1998. The decrease in the cost of interest-bearing liabilities was primarily the result of a decrease in the interest rate environment. The cost of average interest bearing deposits was 3.03% for the first six months of 1999 as compared to 3.69% for the first six months of 1998. The cost of other borrowed funds decreased to 5.20% for the six months ended June 30, 1999, compared to a cost of 5.47% for the six months ended June 30, 1998.


     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 1999, and 1998. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 35.0% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)
                                                          Six-month periods ended June 30,
                                                        1999                            1998
                                              Average                         Average
ASSETS                                        Balance    Interest   Rate      Balance    Interest   Rate
Investment Securities
  Taxable                                  $    604,403    18,662   6.18%   $    457,840   14,268   6.23%
  Tax-advantaged (1)                            115,672     2,613   6.34%         90,830    2,019   6.24%
Federal Funds Sold & Interest-bearing
   deposits with other financial                  4,795       113   4.71%          9,188      248   5.40%
institutions
Loans (2) (3)                                   699,829    30,884   8.83%        622,264   30,179   9.70%
                                           -------------------------------  ------------------------------
Total Earning Assets                          1,424,699    52,272   7.49%      1,180,122   46,714   8.05%
Total Non-earning Assets                        118,349                          117,035
                                           -------------                    -------------
Total Assets                               $  1,543,048                     $  1,297,157
                                           =============                    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits              $    488,497                     $    424,516
Savings Deposits (4)                            398,265     3,829   1.92%        362,567    4,587   2.53%
Time Deposits                                   293,584     6,654   4.53%        272,142    7,129   5.24%
                                           ------------------------------  ------------------------------
Total Deposits                                1,180,346    10,483   1.78%      1,059,225   11,716   2.21%
                                           -------------------------------  ------------------------------
Other Borrowings                                221,199     5,746   5.20%        107,683    2,944   5.47%
                                           ------------------------------  ------------------------------
Total Interest-Bearing Liabilities              913,048    16,229   3.55%        742,392   14,660   3.95%
                                           -------------                    -------------
Other Liabilities                                20,805                           23,225
Stockholders' Equity                            120,698                          107,024
                                           -------------                    -------------
Total Liabilities and
  Stockholders' Equity                     $  1,543,048                     $  1,297,157
                                           =============                    =============


Net interest spread                                                 3.94%                           4.10%
Net interest margin                                                 5.21%                           5.57%

(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest  income as follows:  1999, $1,422; 1998, $2,179.
(3) Nonperforming  loans are  included in net loans as follows:   1999, $4,648; 1998, $4,828.
(4) Includes interest-bearing demand and money market accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense
and Net Interest Income
(amounts in thousands)
                                           Comparison of six-month periods
                                            ended June 30, 1999 and 1998
                                    Increase (decrease) in interest income or expense
                                                  due to changes in
                                                           Rate/
                                        Volume     Rate      Volume      Total
Interest Income:
  Taxable investment securities      $    4,568 $   (132) $     (42) $   4,394
  Tax-advantaged securities                 553        32          9       594
  Fed funds sold & interest bearing
   deposits with other institutions        (119)      (31)        15     (135)
  Loans                                   3,761    (2,717)      (339)      705
                                     ------------------------------------------
Total earning assets                      8,763    (2,848)      (357)    5,558
                                     ------------------------------------------

Interest Expense:
  Savings deposits                          451    (1,101)      (108)     (758)
  Time deposits                             562      (961)       (76)     (475)
  Other borrowings                        3,104      (147)      (155)    2,802
                                     ------------------------------------------
Total interest-bearing liabilities        4,117    (2,209)      (339)    1,569
                                     ------------------------------------------

Net Interest Income                  $    4,646 $    (639) $     (18) $  3,989
                                     ==========================================

     During periods of changing interest rates, the ability to reprice interest earning assets and interest-bearing liabilities can influence net interest income, net interest margin, and consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposits rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of June 30, 1999.

                                              Estimated Net
            Simulated                        Interest Income
           Rate Changes                        Sensitivity
        +200 basis points                        (2.19%)
        -200 basis points                         0.98%

     The table indicates that net interest income would decrease by approximately 2.19% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would increase approximately 0.98% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.1 million for the six months ended June 30, 1999. This represented a decrease of $200,000, or 15.38%, from the provision for credit losses of $1.3 million for the six months ended June 30, 1998.

     The allowance for credit losses at June 30, 1999 was $14.4 million. This represented an increase of $1.6 million, or 12.45%, from the allowance for credit losses of $12.8 million at June 30, 1998. The allowance for credit losses was 2.06% of average gross loans for the first six months of 1999 and 1998. For the six months ended June 30, 1999, net loan charge offs totaled $59,000, compared to net loan charge offs of $12,000 for the first six months of 1998.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $6.5 million at June 30, 1999. This represented a decrease of $2.8 million, or 29.84%, from nonperforming assets of $9.3 million at December 31, 1998. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $4.6 million at June 30, 1999. This represented a decrease of $2.6 million, or 35.61%, from the level of nonperforming loans at December 31, 1998. Table 6 presents nonperforming assets as of June 30, 1999, and December 31, 1998. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at June 30, 1999, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                             Six-months
(amounts in thousands)                                                ended June 30,
                                                                 --------------------------
                                                                     1999           1998
Amount of Total Loans at End of Period                           $   716,319   $   636,533
                                                                 ============  ============
Average Total Loans Outstanding                                  $   699,829   $   622,264
                                                                 ============  ============
Allowance for Credit Losses at Beginning of Period               $    13,364   $    11,522
Loans Charged-Off:
  Real Estate Loans                                                       40            52
  Commercial and Industrial                                              115           114
  Consumer Loans                                                           5            26
                                                                 ------------  ------------
    Total Loans Charged-Off                                              160           192
                                                                 ------------  ------------
Recoveries:
  Real Estate Loans                                                        0           155
  Commercial and Industrial                                              101            14
  Consumer Loans                                                           0            11
                                                                 ------------  ------------
    Total Loans Recovered                                                101           180
                                                                 ------------  ------------
Net Loans Charged-Off                                                     59            12
                                                                 ------------  ------------
Provision Charged to Operating Expense                                 1,100         1,300
                                                                 ------------  ------------
Allowance for Credit Losses at End of period                     $    14,405   $    12,810
                                                                 ============  ============

Net Loans Charged-Off to Average Total Loans*                          0.02%         0.00%
Net Loans Charged-Off to Total Loans at End of Period*                 0.02%         0.00%
Allowance for Credit Losses to Average Total Loans                     2.06%         2.06%
Allowance for Credit Losses to Total Loans at End of Period            2.01%         2.01%
Net Loans Charged-Off to Allowance for Credit Losses*                  0.82%         0.19%
Net Loans Charged-Off to Provision for Credit Losses                   5.36%         0.92%

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

     Other operating income totaled $8.1 million for the six months ended June 30, 1999. This represented an increase of $641,000, or 8.59%, from other operating income of $7.5 million for the six months ended June 30, 1998. For the three months ended June 30, 1999, other operating income totaled $4.3 million, an increase of $840,000, or 24.21%, from $3.5 million for the same three month period ended June 30, 1998. The increase was primarily the result of higher service charge income and gains on sale of other real estate owned.

     Service charge income totaled $4.5 million for the first six months ended June 30, 1999. This represents an increase of $916,000 or 25.53% over service charge income of $3.6 million for the six months ended June 30, 1998.

     Trust income totaled $1.9 million for the six months ended June 30, 1999. This represented an increase of $153,000, or 8.63%, over trust income of $1.8 million for the six months ended June 30, 1998.

Other Operating Expenses

     Other operating expenses totaled $24.7 million for the six months ended June 30, 1999. This represented an increase of $2.1 million, or 9.45%, over other operating expenses of $22.6 million for the six months ended June 30, 1998. For the three months ended June 30, 1999, other operating expenses totaled $12.5 million. This compares with $11.2 million for the same period last year, an increase of $1.3 million, or 12.01%.

     Salaries and employee benefits totaled $12.1 million for the first six months of 1999. This represented and increase of $946,000, or 8.49%, from salaries and employee benefits of $11.1 million for the same period last year. Equipment expense totaled $2.2 million for the six months ended June 30, 1999. This represents an increase of $438,000, or 24.27%, over equipment expense of $1.8 million for the six months ended June 30, 1998. The increase was primarily the result of increases in furniture and equipment expense and service and maintenance expense. Other expense, which includes professional, data processing, supplies, and promotional expenses totaled $8.3 million for the first six months ended June 30, 1999. This represents an increase of $1.2 million, or 16.83%, over other expense of $7.1 million for the six months ended June 30, 1998. The increase was primarily the result of increases in professional and promotional expenses.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for future losses. For the six months ended June 30, 1999, the provision for other real estate owned totaled $100,000. For the six months ended June 30, 1998, the provision for other real estate owned was $500,000. This decrease reflects the reduction of other real estate owned from $4.8 million at June 30, 1998 to $1.9 million at June 30, 1999.

     As a percent of average assets, annualized other operating expenses decreased to 3.20% for the six months ended June 30, 1999, compared to a ratio of 3.48% for the six months ended June 30, 1998. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 55.94% for the six months ended June 30, 1999, compared to a ratio of 57.10% for the six months ended June 30, 1998. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.60 billion at June 30, 1999. This represented an increase of $47.4 million, or 3.05%, over total assets of $1.55 billion at December 31, 1998. Gross loans totaled $716.3 million at June 30, 1999. This represented an increase of $27.3 million, or 3.96%, over gross loans of $689.0 million at December 31, 1998. Total deposits decreased $8.5 million, or 0.70%, to $1.21 billion at June 30, 1999, from $1.22 billion at December 31, 1998.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $732.4 million at June 30, 1999. This represented an increase of $2.4 million, or 0.33%, over total investment securities of $730.0 million at December 31, 1998.

     At June 30, 1999, the Company's net unrealized loss on securities available-for-sale totaled $7.0 million. Accumulated other comprehensive loss totaled $4.0 million, and deferred tax assets totaled $3.0 million. At December 31, 1998, the Company reported a net unrealized gain on investment securities available for sale of $2.4 million, with an adjustment to equity capital of $1.4 million and deferred taxes of $1.0 million. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

         Table  4  sets  forth  investment   securities   held-to-maturity   and
available-for-sale,  at  June  30,  1999  and  December  31,  1998.

 Table  4  - Composition of Securities Portfolio
(dollars in thousands)
                                                        June 30, 1999                                 December 31, 1998
                                            -----------------------------------------   -----------------------------------------
                                             Amortized   Market      Net       Yield     Amortized  Market       Net       Yield
                                                Cost     Value    Unrealized                Cost    Value     Unrealized
                                                                  Gain/(Loss)                                 Gain/(Loss)
                                            -----------------------------------------   -----------------------------------------
U.S. Treasury securities
     Available for Sale                     $  1,000   $  1,004  $       4      6.01%   $  3,005   $  3,023   $      18     6.02%
FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
     Available for Sale                      531,515    525,670     (5,845)     6.33%    528,701    530,035       1,334     6.37%
     Held to Maturity                          3,141      3,170         29      5.74%      3,699      3,773          74     5.74%
Other Government Agency Securities
     Available for Sale                        9,935      9,944          9      5.71%     19,161     19,230          69     6.63%
GNMA mortgage-backed pass-through
securities
     Available for Sale                       42,131     41,624       (507)     6.54%     42,771     42,950         179     6.68%
     Held to Maturity                            624        678         54      9.45%        710        772          62     9.44%
Tax-exempt Municipal Securities
     Available for Sale                       76,426     75,821       (605)     4.45%     58,483     59,340         857     4.43%
     Held to Maturity                         47,839     49,198      1,359      4.88%     47,962     49,879       1,917     4.88%
Other  securities
     Available for Sale                       25,205     25,205          0      0.00%     21,584     21,584           0     0.00%
     Held to Maturity                          1,574      1,574          0      8.24%      1,488      1,488           0     7.13%
                                            -----------------------------------------  ------------------------------------------

                                            $739,390   $733,888  $  (5,502)     6.04%  $727,564   $ 732,074   $   4,510     6.13%
                                            =========================================  ==========================================

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                                  June 30,         December 31,
                                                   1999               1998
                                               ------------       -------------
Commercial and Industrial                         $263,788            $247,060
Real Estate:
     Construction                                   40,493              29,415
     Mortgage                                      316,535             297,856
Consumer                                            17,709              17,816
Municipal lease finance receivables                 22,995              22,923
Agribusiness                                        57,257              76,283
                                                   -------            --------
     Gross Loans                                  $718,777            $691,353
Less:
     Allowance for credit losses                    14,405              13,364
     Deferred net loan fees                          2,458               2,321
                                                   -------            --------
Net loans                                         $701,914            $675,668
                                                   =======             =======

     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $6.5 million at June 30, 1999. This represented a decrease of $2.8 million, or 29.84%, from nonperforming assets of $9.3 million at December 31, 1998. As a percent of total assets, nonperforming assets decreased to 0.41% at June 30, 1999, from 0.60% at December 31, 1998.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.
                                       19

         Table 6 - Nonperforming Assets (dollar amounts in thousands)

                                            June 30, 1999     December 31, 1998
Nonaccrual loans                                 $4,648              $7,218
Loans past due 90 days or more
 and still accruing interest                          0                   0
Restructured loans                                    0                   0
Other real estate owned (OREO), net               1,891               2,102
                                                 ------              ------
Total nonperforming assets                       $6,539              $9,320
                                                 ======              ======
Percentage of nonperforming assets
   to total loans outstanding and OREO            0.91%               1.35%
Percentage of nonperforming
   assets to total assets                         0.41%               0.60%

     The decrease in nonperforming assets was primarily the result of a decrease in nonaccrual loans. Nonaccrual loans totaled $4.6 million at June 30, 1999. This represented a decrease of $2.6 million, or 35.61%, from total nonaccrual loans of $7.2 million at December 31, 1998.

     At June 30, 1999, the majority of nonaccrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for nonaccrual loans ranged from approximately 47% to 99%.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At June 30, 1999, total deposits were $1.21 billion. This represented a decrease of $8.5 million, or 0.70%, from total deposits of $1.22 billion at December 31, 1998. Demand deposits totaled $517.8 million at June 30, 1999, representing a decrease of $21.0 million, or 3.90%, from total demand deposits of $538.8 million at December 31, 1998. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first six months of 1999 were $488.5 million. This represented an increase of $64.0 million, or 15.07%, from average demand deposits of $424.5 million for the first six months of 1998. The comparison of average balances for the first six months of 1999 and 1998 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $289.7 million at June 30, 1999. This represented a decrease of $481,000, or 0.17%, over total time deposits of $290.2 million at December 31, 1998. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $211.0 million at June 30, 1999. This represented an increase of $11.0 million, or 5.5% over other borrowed funds of $200.0 million at December 31, 1998. The increase in other borrowed funds during the first six months of 1999 was primarily the result of an increase federal funds purchased.

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

     Net cash provided by operating activities totaled $15.5 million for the first six months of 1999, compared to net cash provided by operating activities of $14.5 million for the same period last year. The increase was primarily the result of an increase in interest received.

     Net cash used by investing activities totaled $37.0 million for the first six months of 1999, compared to net cash used for investing activities of $153.9 million for the same period last year. The decrease in net cash used by investing activities was primarily the result of a reduction in purchases of investment securities. Financing activities provided net cash flows of $10.4 million for the six months ended June 30, 1999. This compares to $120.0 million in net cash provided for the six months ended June 30, 1998. A net decrease in transaction deposits of $8.0 million for the six months ended June 30, 1999, compared to a net increase in deposits of $13.4 million for the same period last year contributed to the change. In addition, net cash flows provided by financing activities was impacted by an increase in short term borrowings of only $22.7 million for the first six months of 1999 compared to an increase of $94.1 million for the first six months of 1998. At
June 30, 1999, cash and cash equivalents totaled $89.0 million compared to $88.3 million at June 30, 1998.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first six months of 1999, the Bank's loan to deposit ratio averaged 59.44%, compared to an average ratio of 58.95% for the first six months of 1998.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 1999, approximately $40.9 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 1999, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

     The Company's equity capital was $118.1 million at June 30, 1999. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1998 annual report (management's discussion and analysis and note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 1999, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1999, and December 31, 1998.

Table 7 - Regulatory Capital Ratios

                               Required
                                Minimum       June 30, 1999         December 31, 1998
Capital Ratios                   Ratios     Company      Bank      Company       Bank
Risk-based capital ratios
Tier I                            4.00%      12.40%     12.26%      12.20%       11.99%
Total                             8.00%      13.67%     13.52%      13.46%       13.26%
Leverage ratio                    4.00%       7.35%      7.26%       7.18%        7.05%


     On May 18, 1999, the Company signed a definitive agreement and plan for reorganization with Orange National Bancorp. The agreement provides for Orange National Bancorp to merge with and into CVB Financial Corp., and for Orange
National Bank to merge with and into Citizens Business Bank. The definitive agreement provides that the shareholders of Orange National Bancorp will receive one and one-half shares of CVB Financial Corp. stock for each share or Orange National Bancorp stock. The transaction is subject to shareholder and regulatory approval. The transaction is expected to be completed in the third quarter or early in the fourth quarter of 1999. The Company also terminated its stock repurchase program on May 18, 1999.

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

     As of June 30, 1999, for approximately 6% of the external systems/processes deemed as "bank critical", the Bank has not been able to identify specific timelines to validate Year 2000 compliance due to dependencies on external parties (e.g., vendors, agencies, etc.,) who are not required by regulation to be Year 2000 compliant until a later date. Contingency and follow-up plans have been developed.

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

     The Company has an existing Disaster Recovery Plan or Contingency Plan in the event a disaster should occur and affect the Company. This Plan encompasses the restoration of all or part of the Company's systems should that be necessary. This Plan has been augmented to cover contingencies arising from the Year 2000. The Plan has been tested in the past and the augmented Plan was most recently tested in the fourth quarter of 1998. In addition, the Company used a full day system outage simulation at its off-site recovery location in the first quarter of 1999 as an opportunity to test its Year 2000 Contingency Plan. The Company replicated the testing performed at the off-site recovery location as well as other scenarios in the second quarter of 1999. The Year 2000 Contingency Plan involves the following four phases:

1.    Organizational Planning
2.    Business Impact Analysis
3.    Business resumption contingency plan
4.    Validating the business resumption contingency plan

     Phases one, two, and three are completed. Phase four is ongoing throughout 1999.

                           PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders
                  The Annual Meeting of Shareholders of CVB Financial Corp. was held May 20, 1999. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 2000 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                                                       Broker
                                For            Against    Abstained    Non-Votes

         George A. Borba        16,465,147      94,932    -0-          -0-
         John A. Borba          16,465,540      94,539    -0-          -0-
         Ronald O. Kruse        16,465,877      94,202    -0-          -0-
         John J. LoPorto        16,464,700      95,379    -0-          -0-
         Charles M. Magistro    16,465,651      94,428    -0-          -0-
         James C. Seley         16,465,988      94,091    -0-          -0-
         D. Linn Wiley          16,464,497      95,582    -0-          -0-

                  The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 1999 was ratified at the 1999 Annual Meeting of Shareholders by the following:

                                   Against or                         Broker
                  For              Withheld          Abstained        Non-Votes
                  16,516,121       2,896             41,062           -0-

Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                           On May 21, 1999, the Company filed a Current Report on Form 8-K. The Company entered into an Agreement and Plan of Reorganization providing for the merger of Orange National Bancorp into CVB Financial Corp. The merger will be immediately followed by the merger of Orange National Bank into Citizens Business Bank, a subsidiary of CVB Financial Corp.

                                  Exhibit Index

Exhibit No.           Description                                 Page


    27                Financial Data Schedule                     28

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    August 6, 1999                           /s/ Edward J. Biebrich Jr.
                                                  ---------------------------
                                                  Edward J. Biebrich Jr.
                                                  Chief Financial Officer