Form 10-Q
period 1999-09-30
CVB FINANCIAL CORP
filed 1999-11-08
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended September 30, 1999             Commission File Number: 1-10394


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


                                    YES X NO

Number of shares of common stock of the registrant: 19,629,984 outstanding as of
                                October 31, 1999.

 This Form 10-Q contains 28 pages. Exhibit index on page 26.

                                              PART I - FINANCIAL INFORMATION

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                               dollar amounts in thousands

                                                              September 30,            December 31,
                                                                  1999                     1998
                                                               (unaudited)
ASSETS
Investment securities held-to-maturity
     (market values of $62,980 and $55,912)                 $          62,282      $              53,859
Investment securities available-for-sale                              683,670                    676,162
Loans and lease finance receivables, net                              716,061                    675,668
                                                            ------------------     ----------------------
     Total earning assets                                           1,462,013                  1,405,689
Cash and due from banks                                               103,902                    100,033
Premises and equipment, net                                            22,198                     22,333
Other real estate owned, net                                            1,881                      2,102
Goodwill and intangibles                                                8,747                      9,635
Other assets                                                           27,722                     15,415
                                                            ------------------     ----------------------
      TOTAL                                                 $       1,626,463      $           1,555,207
                                                            ==================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                                    $         526,110      $             538,808
     Interest-bearing                                                 719,832                    676,497
                                                            ------------------     ----------------------
                                                                    1,245,942                  1,215,305
   Demand note issued to U.S. Treasury                                 11,399                         95
   Federal Funds Purchased                                             20,000                      5,000
   Repurchase Agreement                                               215,000                    195,000
   Securities purchased not settled                                         0                      5,000
   Long-term capitalized lease                                            381                        402
   Other liabilities                                                   18,983                     18,698
                                                            ------------------     ----------------------
                                                                    1,511,705                  1,439,500
Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
      without par; none issued or outstanding)                              0                          0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      16,611,227 and 16,532,464)                                       95,068                     94,529
   Retained earnings                                                   31,750                     19,799
   Accumulated other comprehensive (loss) income                      (12,060)                     1,379
                                                            ------------------     ----------------------
                                                                      114,758                    115,707
                                                            ------------------     ----------------------
      TOTAL                                                 $       1,626,463      $           1,555,207
                                                            ==================     ======================

See accompanying notes to the consolidated financial statements.

                                       2

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                 dollar amounts in thousands, except per share

                                                              For the Three Months                For the Nine Months
                                                              Ended September 30,                 Ended September 30,
                                                             1999               1998             1999              1998
                                                       ---------------   ----------------  ---------------   ---------------
Interest income:
  Loans, including fees                                 $      16,269     $       15,109   $       47,153    $       45,288
  Investment securities:
     Taxable                                                    9,712              8,354           28,374            22,621
     Tax-advantaged                                             1,365              1,146            3,978             3,166
                                                       ---------------   ----------------  ---------------   ---------------
                                                               11,077              9,500           32,352            25,787
  Federal funds sold and interest bearing
     deposits with other financial institutions                    74                214              188               462
                                                       ---------------   ----------------  ---------------   ---------------
                                                               27,420             24,823           79,693            71,537
Interest expense:
  Deposits                                                      5,689              6,260           16,172            17,976
  Other borrowings                                              2,927              2,071            8,673             5,015
                                                       ---------------   ----------------  ---------------   ---------------
                                                                8,616              8,331           24,845            22,991
                                                       ---------------   ----------------  ---------------   ---------------
    Net interest income                                        18,804             16,492           54,848            48,546
Provision for credit losses                                       800                600            1,900             1,900
                                                       ---------------   ----------------  ---------------   ---------------
    Net interest income after
       provision for credit losses                             18,004             15,892           52,948            46,646
Other operating income:
   Service charges on deposit accounts                          2,232              1,936            6,736             5,524
   (Losses)Gains on sale of securities                            (77)               199              (77)              224
   Gains on sale of other real estate owned                       279                 59              608               110
   Gains on sale of premises and equipment                          5                  0                5               652
   Trust services                                                 907                831            2,831             2,603
   Other                                                          825                649            2,174             2,026
                                                       ---------------   ----------------  ---------------   ---------------
                                                                4,171              3,674           12,277            11,139
Other operating expenses:
   Salaries and employee benefits                               6,013              5,645           18,107            16,795
   Deposit insurance premiums                                      33                 33               98                94
   Occupancy                                                      907                883            2,834             2,855
   Equipment                                                    1,140              1,063            3,384             2,868
   Provision for losses on other real estate owned                  0                  0              100               500
   Other                                                        3,985              3,593           12,252            10,669
                                                       ---------------   ----------------  ---------------   ---------------
                                                               12,078             11,217           36,775            33,781
                                                       ---------------   ----------------  ---------------   ---------------
Earnings before income taxes                                   10,097              8,349           28,450            24,004
Provision for income taxes                                      3,745              3,067           10,528             8,880
                                                       ---------------   ----------------  ---------------   ---------------
    Net earnings                                        $       6,352     $        5,282   $       17,922    $       15,124
                                                       ===============   ================  ===============   ===============

Basic earnings per common share                         $        0.38     $         0.32    $        1.08     $        0.91
                                                       ===============   ================  ===============   ===============
Diluted earnings per common share                       $        0.37     $         0.31   $         1.04    $         0.87
                                                       ===============   ================  ===============   ===============

Cash dividends per common share                         $        0.12     $         0.09   $         0.36    $         0.27
                                                       ===============   ================  ===============   ===============

See accompanying notes to the consolidated financial statements.

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                              STATEMENT OF CHANGES IN EQUITY
                                                       (unaudited)
                                               dollar amounts in thousands

                                                                                                     Accumulated
                                                                                                       Other
                                                                       Comprehensive    Retained    Comprehensive    Common
                                                              Total       Income        Earnings       Income         Stock
Beginning balance, January 1, 1998                          $102,084                     $39,057         $772        $62,255
Comprehensive income
  Net Income                                                  20,787        $20,787       20,787
  Other comprehensive income, net of tax
     Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)            607            607                       607
                                                                       ============
Comprehensive income                                                        $21,394
                                                                       ============
Common Stock issued                                              467                                                     467
Repurchase of Common Stock                                    (1,907)                     (1,527)                       (380)
10% stock dividend                                                                       (32,187)                     32,187
Tax benefit from exercise of stock options                       172                         172
Dividends declared on common stock                            (6,503)                     (6,503)
                                                       --------------                   ---------   -------------    ----------
Ending balance, December 31, 1998                           $115,707                     $19,799       $1,379        $94,529
                                                       --------------                   ---------   -------------    ----------
Comprehensive income
  Net Income                                                  17,922        $17,922       17,922
  Other comprehensive income, net of tax
    Unrealized gains on securities, net of
         reclassification adjustment (see disclosure)        (13,439)       (13,439)                  (13,439)
                                                                       ============
Comprehensive income                                                         $4,483
                                                                       ============
Common Stock issued                                              539                                                     539
Dividends declared on common stock                            (5,971)                     (5,971)
                                                       --------------                   ---------   -------------    ----------
Ending balance, September 30, 1999                          $114,758                     $31,750     ($12,060)       $95,068
                                                       ==============                   =========   =============    ==========


Disclosure of reclassification amount

Unrealized holding gains arising during period,
net of tax effects of $596                                             $        862
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of  $151                                  (255)
                                                                       ============
Net unrealized gain on securities, December 31, 1998                   $        607
                                                                       ============

Unrealized holding losses arising during period,
net of tax benefit of $9,901                                           $    (13,484)
Less:
   Reclassification adjustment for losses included in
      net income, net of tax benefit of  $32                                     45
                                                                       ============
Net unrealized losses on securities, September 30, 1999                $    (13,439)
                                                                       ============


See accompanying notes to the consolidated financial statements.

                                       4

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
          Interest received                                                           $      83,787     $      70,392
          Service charges and other fees received                                            12,355            10,915
          Interest paid                                                                     (25,522)          (21,339)
          Cash paid to suppliers and employees                                              (32,558)          (29,852)
          Income taxes paid                                                                 (10,920)           (8,555)
                                                                                     ---------------   ---------------
            Net cash provided by operating activities                                        27,142            21,561
                                                                                     ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sales of securities available for sale                               17,927            52,243
          Proceeds from maturities of securities available for sale                         109,159            94,244
          Proceeds from maturities of securities held to maturity                             1,030             1,217
          Purchases of securities available for sale                                       (167,516)         (354,243)
          Purchases of securities held to maturity                                           (9,652)             (186)
          Net increase in loans                                                             (43,993)          (20,960)
          Proceeds from sale of premises and equipment                                            7             2,181
          Purchase of premises and equipment                                                 (2,338)           (1,815)
          Other investing activities                                                            594             6,185
                                                                                     ---------------   ---------------
            Net cash used in investing activities                                           (94,782)         (221,134)
                                                                                     ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in transaction deposits                                                9,797            24,492
          Net increase in time deposits                                                      20,839            23,628
          Net increase in short-term borrowings                                              46,305           127,854
          Cash dividends on common stock                                                     (5,971)           (4,519)
          Stock repurchase                                                                        0            (1,884)
          Proceeds from exercise of stock options                                               539               423
                                                                                     ---------------   ---------------
            Net cash provided by financing activities                                        71,509           169,994
                                                                                     ---------------   ---------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                           3,869           (29,579)
CASH AND CASH EQUIVALENTS, beginning of period                                              100,033           107,725
                                                                                     ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                             $      103,902    $       78,146
                                                                                     ===============   ===============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                          1999              1998
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
          Net earnings                                                                $      17,922     $      15,124
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
          Amortization of premiums(accretion of discount) on investment securities            4,737              (303)
          Provisions for loan and OREO losses                                                 2,000             2,400
          Depreciation and amortization                                                       2,439             2,336
          Change in accrued interest receivable                                                (641)             (842)
          Change in accrued interest payable                                                   (677)            1,652
          Change in other assets and liabilities                                              1,362             1,194
                                                                                     ---------------   ---------------
            Total adjustments                                                                 9,220             6,437
                                                                                     ---------------   ---------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $      27,142     $      21,561
                                                                                     ===============   ===============


Supplemental Schedule of Noncash Investing and Financing Activities

                                       6

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              For the nine months ended September 30, 1999 and 1998

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1998 Annual Report.

     Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight-line basis over 15 years.

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $2.3 million at September 30, 1999. These loans were supported by collateral with a fair market value, net of prior liens, of $2.8 million.

2. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 1999, the Company had entered into commitments with certain customers amounting to $258.7 million compared to $209.1 million at December 31, 1998. Letters of credit at September 30, 1999, and December 31, 1998, were $13.4 million and $8.9 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at September 30, 1999, was 16,611,227. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1998 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 10% stock dividend declared December 16, 1998. The table below presents the reconciliation of earnings per share for the periods indicated.
                                       7

                                               Earnings Per Share Reconciliation
                                                       For the Three Months
                                                        Ended September 30,

                                                     1999                                          1998
                                                   Weighted                                     Weighted
                                   Income        Average Shares    Per Share      Income     Average Shares   Per Share
                                 (Numerator)     (Denominator)     Amount       (Numerator)   (Denominator)    Amount
BASIC EPS
  Income available to
    common stockholders          $ 6,351,727     16,581,896         $0.38       $ 5,282,244    16,548,167       $0.32
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                          625,860         (0.01)                        635,036       (0.01)
                                 -----------------------------------------      --------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $ 6,351,727     17,207,756         $0.37       $ 5,282,244    17,183,203       $0.31
                                 =========================================      ======================================

                                               Earnings Per Share Reconciliation
                                                       For the Nine Months
                                                       Ended September 30,

                                                     1999                                          1998
                                                   Weighted                                     Weighted
                                   Income        Average Shares    Per Share      Income     Average Shares   Per Share
                                 (Numerator)     (Denominator)     Amount       (Numerator)   (Denominator)    Amount
BASIC EPS
  Income available to
    common stockholders          $17,922,582     16,567,732         $1.08       $15,123,940    16,556,662       $0.91
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                           597,722         (0.04)                        685,126       (0.04)
                                 -----------------------------------------      --------------------------------------
DILUTED EPS
  Income available to common
    stockholders                 $17,922,582     17,165,454         $1.04       $15,123,940    17,241,788       $0.87
                                 =========================================      ======================================


6. Supplemental Cash Flow Information - During the nine-month period ended September 30, 1999, and September 30, 1998, loans amounting to $1.7 million and $2.5 million, respectively, were transferred to Other Real Estate
     Owned ("OREO") as a result of foreclosure on the real properties held as collateral.

7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.
                                       8

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

     On October 4, 1999, Orange National Bancorp merged with and into CVB Financial Corp. and Orange National Bank merged with and into Citizens Business Bank. The shareholders of Orange National Bancorp received one and one-half shares of CVB Financial Corp. stock for each share of Orange National Bancorp stock. The merger was accounted for as a pooling of interests. As of October 4, 1999, Orange National Bancorp had total assets of $277.7 million, net loans of $152.0 million, and deposits of $250.4 million that are not included on the balance sheet or results of operations of the Company on this Form 10-Q. For additional information regarding the merger, please see "Item 2. - Acquisition or Disposition of Assets" and "Item 7. - Financial Statements and Exhibits" contained in the Company's Current Report on Form 8-K dated October 4, 1999.


                              RESULTS OF OPERATIONS

     The Company reported net earnings of $17.9 million for the nine months ended September 30, 1999. This represented an increase of $2.8 million, or 18.50%, over net earnings of $15.1 million, for the nine months ended September 30, 1998. Basic earnings per share for the nine month period increased to $1.08 per share for 1999, compared to $0.91 per share for 1998. Diluted earnings per share increased to $1.04 per share for the first nine months of 1999, compared to $0.87 per share for the same nine month period last year. The annualized return on average assets was 1.53% for the first nine months of 1999 compared to a return on average assets of 1.52% for the nine months ended September 30, 1998. The annualized return on average equity was 19.70% for the nine months ended September 30, 1999, compared to a return of 18.50% for the nine months ended September 30, 1998.

     For the quarter ended September 30, 1999, the Company generated net earnings of $6.4 million. This represented an increase of $1.1 million, or 20.26%, over net earnings of $5.3 million for the third quarter of 1998. Basic earnings per share increased to $0.38 for the third quarter of 1999 compared to $0.32 per share for the third quarter of 1998. Diluted earnings per share increased to $0.37 per share compared to $0.31 per share for the third quarter of 1999 and 1998, respectively. The annualized return on average assets was 1.59% for the third quarter of 1999 compared to 1.51% for the same period last year. The annualized return on average equity was 20.74% for the third quarter of 1999 and 18.72% for the third quarter of 1998.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $29.9 million for the nine months ended September 30, 1999. This represented an increase of $3.8 million, or 14.76%, compared to operating earnings of $26.1 million for the first nine months of 1998. For the third quarter of 1999, pre-tax operating earnings totaled $10.7 million. This represented an increase of $2.0 million or 23.07% from pre-tax operating earnings of $8.7 million for the third quarter of 1998.

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

     For the nine months ended September 30, 1999, net interest income was $54.8 million. This represented an increase of $6.3 million, or 12.98%, over net interest income of $48.5 million for the nine months ended September 30, 1998. Although net interest income increased, the net interest margin decreased to 5.22% for the nine months ended September 30, 1999, compared to 5.47% for the nine months ended September 30, 1998. In addition, the net interest spread decreased to 3.93% for the nine months ended September 30, 1999, compared to a spread of 3.99% for the nine months ended September 30, 1998.

     The increase in net interest income for the most recent nine month period was the result of an increased volume of average earning assets. Earning assets averaged $1.4 billion for the first nine months of 1999. This represented an increase of $226.3 million, or 18.62%, compared to average earning assets of $1.2 billion for the first nine months of 1998. The decrease in the net interest margin for the nine months ended September 30, 1999 compared to the first nine months of 1998 was primarily the result of a lower yield on loans. The decrease in the net interest spread resulted as the yield on average earning assets decreased greater than the decrease in the cost of average interest-bearing liabilities.

     For the third quarter of 1999, net interest income was $18.8 million. This represented an increase of $2.3 million, or 14.02%, compared to $16.5 million for the third quarter of 1998. The net interest margin was 5.25% during the third quarter of 1999 compared to 5.28% for the same period last year. The net interest spread was 3.91% during the third quarter of 1999 compared to 3.78% for the third quarter of 1998. The increase in the net interest spread resulted as the yield on average earning assets decreased less than the decrease in the cost of average interest-bearing liabilities.

     The increase in net interest income for the third quarter of 1999 was the result of an increase in average earning assets. Earning assets averaged $1.5 billion for the quarter ended September 30, 1999, compared to $1.3 billion for the same period last year. The decrease in net interest margin resulted from a decline in loan yields. Loan yield for the third quarter of 1999 was 8.98% compared to 9.53% for the third quarter of 1998.

     The Company reported total interest income of $79.7 million for the nine months ended September 30, 1999. This represented an increase of $8.2 million, or 11.40%, over total interest income of $71.5 million for the nine months ended September 30, 1998. The increase reflected the greater volume of earning assets noted above. The yield on average earning assets decreased to 7.52% for the nine months ended September 30, 1999, from a yield of 7.99% for the nine months ended September 30, 1998.

     The decrease in the yield on average earning assets resulted from lower yields on average loans. The yield on average loans decreased to 8.88% for the nine months ended September 30, 1999, from a yield of 9.64% for the first nine months of 1998. The 76 basis point decrease in average loan yields primarily reflected increased price competition for loans and a lower interest rate environment. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher will be the yield on earning assets. For the nine months ended September 30, 1999, average loans represented 49.13% of average earning assets, compared to 51.52% for the nine months ended September 30, 1998.

     The interest expense for the quarter and nine months ended September 30, 1999 increased when compared to the same periods for 1998. Interest expense totaled $24.8 million for the nine months ended September 30, 1999. This represented an increase of $1.9 million, or 8.06%, over total interest expense of $23.0 million for the nine months ended September 30, 1998. For the three months ended Septemebr 30, 1999, interest expense totaled $8.6 million. This represented an increase of $285,000, or 3.42% over interest expense of $8.3 million for the same period last year.

     The increase in interest expense reflected an increase in the average volume of interest-bearing liabilities. Average interest-bearing liabilities were $922.0 million for the first nine months of 1999. This represented an increase of $155.4 million, or 20.27%, from average interest-bearing liabilities of $766.6 million for the first nine months of 1998. For the third quarter of 1999, interest-bearing liabilities averaged $939.7 million, an increase of $125.4 million or 15.40% over the same quarter last year.

     Average interest-bearing deposits totaled $700.8 million for the nine months ended September 30, 1999. This represented an increase of $55.3 million, or 8.56%, over average interest-bearing deposits of $645.6 million for the nine months ended September 30, 1998.

     Other borrowed funds averaged $221.2 million for the nine months ended September 30, 1999. This represented an increase of $100.1 million, or 82.71%, over average other borrowed funds of $121.1 million for the nine months ended September 30, 1998.

     The cost of average interest-bearing liabilities decreased to 3.59% for the nine months ended September 30, 1999, compared to a cost of 4.00% for the first nine months of 1998. The decrease in the cost of interest-bearing liabilities was primarily the result of a decrease in the interest rate environment. The cost of average interest bearing deposits was 3.08% for the first nine months of 1999 as compared to 3.71% for the first nine months of 1998. The cost of other borrowed funds decreased to 5.23% for the nine months ended September 30, 1999, compared to a cost of 5.52% for the nine months ended September 30, 1998.


     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the nine month periods ended September 30, 1999, and 1998. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 35.0% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                                          Nine-month periods ended September 30,
                                                                           1999                                  1998
                                                           Average                                 Average
ASSETS                                                     Balance       Interest       Rate       Balance      Interest     Rate
Investment Securities
  Taxable                                              $      611,043      28,374       6.19%   $     483,222     22,621     6.24%
  Tax-advantaged (1)                                          117,327       3,978       6.34%          94,580      3,166     6.26%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                   5,056         188       4.96%          11,370        462     5.42%
Loans (2) (3)                                                 708,301      47,153       8.88%         626,225     45,288     9.64%
                                                       ---------------------------------------  -----------------------------------
Total Earning Assets                                        1,441,727      79,693       7.52%       1,215,397     71,537     7.99%
Total Non-earning Assets                                      120,308                                 114,719
                                                       ---------------                          --------------
Total Assets                                           $    1,562,035                           $   1,330,116
                                                       ===============                          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                          $      495,746                           $     431,994
Savings Deposits (4)                                          404,817       6,112       2.01%         368,487      7,101     2.57%
Time Deposits                                                 295,988      10,060       4.53%         277,066     10,875     5.23%
                                                       ---------------------------------------  -----------------------------------
Total Deposits                                              1,196,551      16,172       1.80%       1,077,547     17,976     2.22%
                                                       ---------------------------------------  -----------------------------------
Other Borrowings                                              221,229       8,673       5.23%         121,083      5,015     5.52%
                                                       ---------------------------------------  -----------------------------------
Total Interest-Bearing Liabilities                            922,034      24,845       3.59%         766,636     22,991     4.00%
                                                       ---------------                          --------------
Other Liabilities                                              22,959                                  22,497
Stockholders' Equity                                          121,296                                 108,989
                                                       ---------------                          --------------
Total Liabilities and
  Stockholders' Equity                                 $    1,562,035                           $   1,330,116
                                                       ===============                          ==============


Net interest spread                                                                     3.93%                                3.99%
Net interest margin                                                                     5.22%                                5.47%

-------------------------------------------------------
(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest  income as follows:  1999,  $2,192; 1998, $2,997.
(3) Nonperforming loans are included in loans as follows: 1999, $219;  1998,  $4,315.
(4) Includes  interest-bearing  demand  and money  market accounts.

                                       12

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                         Comparison of nine-month periods ended
                                           September 30, 1999 and 1998 Increase
                                         (decrease) in interest income or expense
                                                   due to changes in
                                                                        Rate/
                                         Volume           Rate          Volume        Total
Interest Income:
  Taxable investment securities      $       5,984    $     (183)   $       (48)   $    5,753
  Tax-advantaged securities                    761            41             10           812
  Fed funds sold & interest bearing
   deposits with other institutions           (256)          (40)            22          (274)
  Loans                                      5,936        (3,599)          (472)        1,865
                                     ---------------------------------------------------------
Total earning assets                        12,425        (3,781)          (488)        8,156
                                     ---------------------------------------------------------

Interest Expense:
  Savings deposits                             700        (1,537)          (152)         (989)
  Time deposits                                743        (1,458)          (100)         (815)
  Other borrowings                           4,148          (268)          (222)        3,658
                                     ---------------------------------------------------------
Total interest-bearing liabilities           5,591        (3,263)          (474)        1,854
                                     ---------------------------------------------------------

Net Interest Income                  $       6,834    $     (518)   $       (14)   $    6,302
                                     =========================================================

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

     Both the net interest spread and the net interest margin are largely affected by the Company's ability to reprice assets and liabilities as interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of September 30, 1999.

                                              Estimated Net
            Simulated                        Interest Income
           Rate Changes                        Sensitivity
        +200 basis points                        (2.43%)
        -200 basis points                        (1.87%)

     The table indicates that net interest income would decrease by approximately 2.43% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would decrease approximately 1.87% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

     The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.9 million for the nine months ended September 30, 1999, and September 30, 1998.

     The allowance for credit losses at September 30, 1999 was $14.7 million. This represented an increase of $1.3 million, or 10.03%, from the allowance for credit losses of $13.4 million at September 30, 1998. The allowance for credit losses was 2.08% of average gross loans for the first nine months of 1999 and 2.13% of average gross loans for the first nine months of 1998. For the nine months ended September 30, 1999, net loan charge offs totaled $562,000, compared to net loan charge offs of $60,000 for the first nine months of 1998.

     Nonperforming assets, which includes nonaccrual loans, loans past due 90 or more days and still accruing, restructured loans, and other real estate owned, decreased to $2.2 million at September 30, 1999. This represented a decrease of $7.2 million, or 76.81%, from nonperforming assets of $9.3 million at December 31, 1998. Nonperforming loans, which include nonaccrual loans, loans past due 90 or more days and still accruing, and restructured loans were $280,000 at September 30, 1999. This represented a decrease of $6.9 million, or 96.12%, from the level of nonperforming loans at December 31, 1998. Table 6 presents nonperforming assets as of September 30, 1999, and December 31, 1998. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

     While management believes that the allowance at September 30, 1999, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                             Nine-months
                                                                         ended September 30,
                                                                        1999                1998
Amount of Total Loans at End of Period                             $     730,763      $     635,361
                                                                   ==============     ==============
Average Total Loans Outstanding                                    $     708,301      $     626,225
                                                                   ==============     ==============
Allowance for Credit Losses at Beginning of Period                 $      13,364      $      11,522
Loans Charged-Off:
  Real Estate Loans                                                          477                 86
  Commercial and Industrial                                                  202                216
  Consumer Loans                                                               5                 27
                                                                   --------------     --------------
    Total Loans Charged-Off                                                  684                329
                                                                   --------------     --------------

Recoveries:
  Real Estate Loans                                                            4                155
  Commercial and Industrial                                                  116                101
  Consumer Loans                                                               2                 13
                                                                   --------------     --------------
    Total Loans Recovered                                                    122                269
                                                                   --------------     --------------
Net Loans Charged-Off                                                        562                 60
                                                                   --------------     --------------
Provision Charged to Operating Expense                                     1,900              1,900
                                                                   --------------     --------------
Allowance for Credit Losses at End of period                       $      14,702      $      13,362
                                                                   ==============     ==============

Net Loans Charged-Off to Average Total Loans*                              0.11%              0.01%
Net Loans Charged-Off to Total Loans at End of Period*                     0.10%              0.01%
Allowance for Credit Losses to Average Total Loans                         2.08%              2.13%
Allowance for Credit Losses to Total Loans at End of Period                2.01%              2.10%
Net Loans Charged-Off to Allowance for Credit Losses*                      5.10%              0.60%
Net Loans Charged-Off to Provision for Credit Losses                      29.58%              3.16%

* Net Loan Charge-Off amounts are annualized.

                                       15

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

     Other operating income totaled $12.3 million for the nine months ended September 30, 1999. This represented an increase of $1.1 million, or 10.22%, from other operating income of $11.1 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999, other operating income totaled $4.2 million, an increase of $497,000, or 13.53%, from $3.7 million for the same three month period ended September 30, 1998. The increase was primarily the result of higher service charge income and gains on sale of other real estate owned.

     Service charge income totaled $6.7 million for the first nine months ended September 30, 1999. This represents an increase of $1.2 million or 21.94% over service charge income of $5.5 million for the nine months ended September 30, 1998.

     Trust income totaled $2.8 million for the nine months ended September 30, 1999. This represented an increase of $228,000, or 8.76% over trust income of $2.6 million for the nine months ended September 30, 1998.

Other Operating Expenses

     Other operating expenses totaled $36.8 million for the nine months ended September 30, 1999. This represented an increase of $3.0 million, or 8.86%, over other operating expenses of $33.8 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999, other operating expenses totaled $12.1 million. This compares with $11.2 million for the same period last year, an increase of $861,000, or 7.68%.

     Salaries and employee benefits totaled $18.1 million for the first nine months of 1999. This represented an increase of $1.3 million, or 7.81%, from salaries and employee benefits of $16.8 million for the same period last year. Equipment expense totaled $3.4 million for the nine months ended September 30, 1999. This represents an increase of $516,000, or 17.99%, over equipment expense of $2.9 million for the nine months ended September 30, 1998. The increase was primarily the result of increases in furniture and equipment expense and service and maintenance expense. Other expense, which includes professional, data processing, supplies, and promotional expenses totaled $12.3 million for the first nine months ended September 30, 1999. This represents an increase of $1.6 million, or 14.84%, over other expense of $10.7 million for the nine months ended September 30, 1998. The increase was primarily the result of increases in professional and promotional expenses.

     The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for future losses. For the nine months ended September 30, 1999, the provision for other real estate owned totaled $100,000. For the nine months ended September 30, 1998, the provision for other real estate owned was $500,000.

     As a percent of average assets, annualized other operating expenses decreased to 3.14% for the nine months ended September 30, 1999, compared to a ratio of 3.39% for the nine months ended September 30, 1998. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 54.79% for the nine months ended September 30, 1999, compared to a ratio of 56.60% for the nine months ended September 30, 1998. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

     The Company reported total assets of $1.63 billion at September 30, 1999. This represented an increase of $71.3 million, or 4.58%, over total assets of $1.55 billion at December 31, 1998. Gross loans, net of deferred loan fees, totaled $730.8 million at September 30, 1999. This represented an increase of $41.7 million, or 6.06%, over gross loans of $689.0 million at December 31, 1998. Total deposits increased $30.6 million, or 2.52%, to $1.25 billion at September 30, 1999, from $1.22 billion at December 31, 1998.

Investment Securities and Debt Securities Available-for-Sale

     The Company reported total investment securities of $746.0 million at September 30, 1999. This represented an increase of $15.9 million, or 2.18%, over total investment securities of $730.0 million at December 31, 1998.

     At September 30, 1999, the Company's net unrealized loss on securities available-for-sale totaled $20.9 million. Accumulated other comprehensive loss totaled $12.1 million, and deferred tax assets totaled $8.8 million. At December 31, 1998, the Company reported a net unrealized gain on investment securities available for sale of $2.4 million, with an adjustment to equity capital of $1.4 million and deferred taxes of $1.0 million. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

     Table   4   sets   forth   investment   securities   held-to-maturity   and
available-for-sale, at September 30, 1999 and December 31, 1998.
                                       17

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                    September 30, 1999                    December 31, 1998
                                                                       Net                                         Net
                                             Amortized   Market    Unrealized   Yield     Amortized   Market    Unrealized     Yield
                                               Cost      Value     Gain/(Loss)              Cost      Value     Gain/(Loss)
U.S. Treasury securities
         Available for Sale                  $  1,000   $  1,001   $        1    6.01%    $  3,005   $  3,023   $      18      6.02%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
         Available for Sale                   559,748    543,027      (16,721)   6.39%     528,701    530,035       1,334      6.37%
         Held to Maturity                       2,875      2,872           (3)   5.74%       3,699      3,773          74      5.74%

Other Government Agency Securities
         Available for Sale                     7,342      7,272          (70)   6.40%      19,161     19,230          69      6.63%

GNMA mortgage-backed pass-through
securities
         Available for Sale                    45,105     43,783       (1,322)   6.75%      42,771     42,950         179      6.68%
         Held to Maturity                         564        608           44    9.53%         710        772          62      9.44%

Tax-exempt Municipal Securities
         Available for Sale                    67,186     64,407       (2,779)   4.59%      58,483     59,340         857      4.43%
         Held to Maturity                      47,732     48,320          588    4.88%      47,962     49,879       1,917      4.88%

Corporate Bond
         Held to Maturity                       9,535      9,604           69    7.05%           0          0           0      0.00%

Other  securities
         Available for Sale                    24,180     24,180            0    0.00%      21,584     21,584           0      0.00%
         Held to Maturity                       1,576      1,576            0    8.25%       1,488      1,488           0      7.13%

                                             -----------------------------------------    ------------------------------------------

                                             $766,843   $746,650   $  (20,193)   6.16%    $727,564   $732,074   $   4,510      6.13%
                                             ==========================================   ==========================================

                                       18

Loan Composition and Nonperforming Assets

     Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

                Table 5 - Distribution of Loan Portfolio by Type

                                     September 30,  December 31,
                                         1999           1998
                                       --------      --------
Commercial and Industrial              $274,700      $247,060
Real Estate:
     Construction                        45,125        29,415
     Mortgage                           318,606       297,856
Consumer                                 17,344        17,816
Municipal lease finance receivables      22,432        22,923
Agribusiness                             55,069        76,283
                                       --------      --------
     Gross Loans                       $733,276      $691,353
Less:
     Allowance for credit losses         14,702        13,364
     Deferred net loan fees               2,513         2,321
                                       --------      --------
Net loans                              $716,061      $675,668
                                       ========      ========


     As set forth in Table 6, nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $2.2 million at September 30, 1999. This represented a decrease of $7.2 million, or 76.81%, from nonperforming assets of $9.3 million at December 31, 1998. As a percent of total assets, nonperforming assets decreased to 0.13% at September 30, 1999, from 0.60% at December 31, 1998.

     Although management believes that nonperforming assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.
                                       19

          Table 6 - Nonperforming Assets (dollar amounts in thousands)

                                       September 30, 1999      December 31, 1998
Nonaccrual loans                                   $  219                 $7,218
Loans past due 90 days or more
 and still accruing interest                           61                      0
Restructured loans                                      0                      0
Other real estate owned (OREO), net                 1,881                  2,102
                                                   ------                 ------
Total nonperforming assets                         $2,161                 $9,320
                                                   ======                 ======
Percentage of nonperforming assets
   to total loans outstanding and OREO               0.29%                  1.35%
Percentage of nonperforming
   assets to total assets                            0.13%                  0.60%


     The decrease in nonperforming assets was primarily the result of a decrease in nonaccrual loans. Nonaccrual loans totaled $219,000 at September 30, 1999. This represented a decrease of $7.0 million, or 96.97%, from total nonaccrual loans of $7.2 million at December 31, 1998.

     At September 30, 1999, the majority of nonaccrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for nonaccrual loans ranged from approximately 3% to 118%.

     The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

     At September 30, 1999, total deposits were $1.25 billion. This represented an increase of $30.6 million, or 2.52%, from total deposits of $1.22 billion at December 31, 1998. Demand deposits totaled $526.1 million at September 30, 1999, representing a decrease of $12.7 million, or 2.36%, from total demand deposits of $538.8 million at December 31, 1998. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first nine months of 1999 were $495.7 million. This represented an increase of $63.8 million, or 14.76%, from average demand deposits of $432.0 million for the first nine months of 1998. The comparison of average balances for the first nine months of 1999 and 1998 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

     Time deposits totaled $311.0 million at September 30, 1999. This represented a increase of $20.8 million, or 7.18%, over total time deposits of $290.2 million at December 31, 1998. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

     Other borrowed funds totaled $235.0 million at September 30, 1999. This represented an increase of $35.0 million, or 17.50% over other borrowed funds of $200.0 million at December 31, 1998. The increase in other borrowed funds during the first nine months of 1999 was primarily the result of an increase Federal Home Loan Bank borrowing.

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

     Net cash provided by operating activities totaled $27.1 million for the first nine months of 1999, compared to net cash provided by operating activities of $21.6 million for the same period last year. The increase was primarily the result of an increase in interest received.

     Net cash used by investing activities totaled $94.8 million for the first nine months of 1999, compared to net cash used for investing activities of $221.1 million for the same period last year. The decrease in net cash used by investing activities was primarily the result of a reduction in purchases of investment securities. Financing activities provided net cash flows of $71.5 million for the nine months ended September 30, 1999. This compares to $170.0 million in net cash provided for the nine months ended September 30, 1998. An increase in net short-term borrowings of $46.3 million for the nine months ended September 30, 1999, compared to a net increase of $127.9 million for the same period last year contributed to the change. At September 30, 1999, cash and cash equivalents totaled $103.9 million compared to $78.1 million at September 30, 1998.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first nine months of 1999, the Bank's loan to deposit ratio averaged 59.34%, compared to an average ratio of 58.31% for the first nine months of 1998.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 1999, approximately $41.6 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of September 30, 1999, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

     The Company's equity capital was $114.8 million at September 30, 1999. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1998 annual report (management's discussion and analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by the respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 1999, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1999, and December 31, 1998.

        Table 7 - Regulatory Capital Ratios

                              Required
                              Minimum    September 30, 1999        December 31, 1998
Capital Ratios                Ratios     Company      Bank         Company      Bank
------------------------------------------------------------------------------------
Risk-based capital ratios
Tier I                        4.00%      12.86%       12.70%       12.20%      11.99%
Total                         8.00%      14.13%       13.96%       13.46%      13.26%
Leverage ratio                4.00%       7.42%        7.32%        7.18%       7.05%


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

     These statements are designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosures Act of 1998.

     The Company has been working on these issues for the last 30 months. A committee, known as Team 2000, was established to analyze the issues and determine compliance with the requirements for Year 2000. To facilitate a thorough and complete Year 2000 assessment and response to identified issues, a phased management procedural approach has been adopted as follows:

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

     Validation Phase - After programming codes by outside vendors have been modified or systems upgraded, they are tested, when possible, in incremental states to assess full correction of the Year 2000 issues. Team 2000 coordinators establish time control check-off points to ensure timely completion of modifications or replacement activities.

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

     As of September 30, 1999, for approximately 3% of the external systems/processes deemed as "bank critical", the Bank has not been able to identify specific timelines to validate Year 2000 compliance due to dependencies on external parties (e.g., vendors, agencies, etc.,) who are not required by regulation to be Year 2000 compliant until a later date. Contingency and follow-up plans have been developed.

     The Bank has notified its customers by means of statement stuffers of Year 2000 issues. The Bank has contacted each of its major borrowing and depository customers to make them aware of the issues and to seek information regarding its customers' preparedness for the Year 2000. Failure of any major customer to be Year 2000 compliant could have a material adverse effect on the Company.

     The Board of Directors of CVB and the Bank have approved a Year 2000 Policy and budget. The Board has approved a budget of $1.8 million for the anticipated costs of Year 2000 issues. The Board has allocated $1.0 million of the Bank's allowance for loan and lease losses to cover potential losses from customers due to their Year 2000 problems. In addition, the replacement of the Bank's teller system cost $600,000. The remaining $200,000 is budgeted for miscellaneous and contingency items. To date, the Company has expended approximately $75,000 for the testing of software and hardware.

     Of the $1.8 million budget to cover anticipated costs of year 2000 issues, the $1.0 million allocation from the allowance for loan and lease losses has already been provided through the income statement. The cost of $600,000 to replace the teller system was capitalized as these costs relate to the purchase of new equipment. Therefore, these costs will only impact the earnings of the Company as it is depreciated. The Company anticipates that the remaining $125,000 will be reflected in the income statement over the next quarter. Funds to address Year 2000 issues will come from operating cash funds.

     In addition, the Board of Directors of CVB and the Bank have engaged an outside CPA consulting firm to perform an internal audit related to the Bank's efforts associated with the Year 2000. The Bank received a "Satisfactory" rating for its Year 2000 plan and efforts in achieving the plan to date.

     The Company has an existing Disaster Recovery Plan or Contingency Plan in the event a disaster should occur and affect the Company. This Plan encompasses the restoration of all or part of the Company's systems should that be necessary. This Plan has been augmented to cover contingencies arising from the Year 2000. The Plan has been tested in the past and the augmented Plan was most recently tested in the third quarter of 1998. In addition, the Company used a full day system outage simulation at its off-site recovery location in the first quarter of 1999 as an opportunity to test its Year 2000 Contingency Plan. The Company replicated the testing performed at the off-site recovery location as well as other scenarios in the second quarter of 1999. The Year 2000 Contingency Plan involves the following four phases:

1.    Organizational Planning
2.    Business Impact Analysis
3.    Business resumption contingency plan
4.    Validating the business resumption contingency plan

     Phases one, two, and three are completed. Phase four is ongoing throughout 1999.
                                       24

                                               PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders

                  The Special Meeting of Shareholders was held August 25, 1999. The number of shares cast for and against a resolution approving the merger with Orange National Bancorp was as follows:

                                                              Broker
                  For               Against       Abstained         Non-Votes
                  15,823,399        162,733       581,989              -0-


Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

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




                               CVB FINANCIAL CORP.
                                  (Registrant)




Date:    November  8, 1999                          /s/ Edward J. Biebrich Jr.
                                                    --------------------------
                                                    Edward J. Biebrich Jr.
                                                    Chief Financial Officer