Form 10-K
period 1999-12-31
CVB FINANCIAL CORP
filed 2000-03-27
CIK 354647

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM      N/A     TO      N/A      .
                                        ------------    -------------

                         COMMISSION FILE NUMBER 1-10394

                              CVB FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     95-3629339
       STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)
       701 N. HAVEN AVENUE, SUITE 350
             ONTARIO, CALIFORNIA                                   91764
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $353,097,499.

     Number of shares of common stock of the registrant outstanding as of February 29, 2000: 24,998,053.

     The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting of
Stockholders which will be filed within 120 days of the
fiscal year ended December 31, 1999.........................  Part III of Form 10-K

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

                                     PART I

ITEM 1. BUSINESS

CVB FINANCIAL CORP.

     CVB Financial Corp. (referred to herein on an unconsolidated basis as "CVB" and on a consolidated basis as the "Company") is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the "Bank"). The Bank is the Company's principal asset. The Company has two other operating subsidiaries, Community Trust Deed Services ("Community") and CVB Ventures, Inc. ("Ventures"). The Company has two other dormant subsidiaries, Chino Valley Bancorp. and Orange National Bancorp.

     CVB's principal business is to serve as a holding company for the Bank, Community, Ventures, and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business -- Supervision and Regulation -- Dividends and Other Transfers of Funds." At December 31, 1999, the Company had $2.0 billion in total consolidated assets, $935.8 million in consolidated net loans and $1.5 billion in total consolidated deposits.

     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

CITIZENS BUSINESS BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California Department of Financial Institutions and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 1999, the Bank had $2.0 billion in assets, $938.2 million in net loans and $1.5 billion in deposits.

     The Bank currently has 30 banking offices located in San Bernardino County, Riverside County, Orange County and the Eastern portion of Los Angeles County in Southern California. Of the 30 offices, the Bank opened nine as de novo branches and acquired the other twenty one in acquisition transactions. Since 1990, the Bank has added eighteen offices, two in 1990, two in 1993, two in 1994, one in 1995, four in 1996, and seven in 1999.

     On October 4, 1999, Orange National Bancorp merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. Orange National Bancorp had six branch offices, four branches located in Orange, one branch located in Laguna Hills, and one branch located in Laguna Beach. The merger added approximately $250.4 million deposits and $152.0 million in net loans.

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

     The Bank also offers a wide range of financial services and trust services through its Asset Management Department. These services include trust services, corporate trustee services, mutual funds, annuities, 401K plans and individual investment accounts.

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

CVB VENTURES, INC.

     The Company owns 100% of the voting stock of Ventures, which has one office. Ventures charges fees and collects commissions for acting as an intermediary for emerging growth companies in obtaining capital, loans, leases and other financing vehicles. At present, the assets, revenues, and earnings of Ventures are not material in amount when compared to the Bank.

COMPETITION

     The banking and financial services industry in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1.
Business -- Supervision and Regulation -- Financial Services Modernization Legislation."

     In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Bank is unable to accommodate a customer's needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 30 offices located in the following counties: San Bernardino, Riverside, Orange, and Los Angeles.

EMPLOYEES

     At December 31, 1999, the Company employed 545 persons 345 on a full-time and 200 on a part-time basis. The Company believes that its employee relations are satisfactory.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

     The Company's profitability, like most financial institutions, is impacted by interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

     The business of the Company and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "Item 1. Business -- Supervision and Regulation."

SUPERVISION AND REGULATION

  General

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

  The Company

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly, and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

     Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  The Bank

     The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

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

     Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.

  Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally, the Financial Services Modernization Act:

     - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     - Provides an enhanced framework for protecting the privacy of consumer information;

     - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

     - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "-- The Bank -- Capital Standards." In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of the Company has at least a "satisfactory" CRA rating. See "-- The Bank -- Community Reinvestment Act and Fair Lending Developments." The Company currently meets the requirements to make an election to become a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

  Dividends and Other Transfers of Funds

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $48.7 million at December 31, 1999. In addition, the California Department of Financial Institutions and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                                              AS OF DECEMBER 31, 1999
                                            ------------------------------------------------------------
                                                  ACTUAL              REQUIRED              EXCESS
                                            ------------------    -----------------    -----------------
                                             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                            --------   -------    -------   -------    -------   -------
                                                    (DOLLARS IN THOUSANDS)
Leverage ratio............................  $145,313     7.6%     $76,481     4.0%     $68,832     3.6%
Tier 1 risk-based ratio...................   145,313    12.3%      47,256     4.0%      98,057     8.3%
Total risk-based ratio....................   160,160    13.6%      94,212     8.0%      65,948     5.6%

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                                             AS OF DECEMBER 31, 1999
                                             -------------------------------------------------------
                                                  ACTUAL            REQUIRED             EXCESS
                                             ----------------    ---------------    ----------------
                                              AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                             --------   -----    -------   -----    --------   -----
                                                   (DOLLARS IN THOUSANDS)
Leverage ratio.............................  $148,710    7.7%    $77,252    4.0%    $ 71,458    3.7%
Tier 1 risk-based ratio....................   148,710   12.6%     47,210    4.0%     101,500    8.6%
Total risk-based ratio.....................   163,579   13.9%     94,146    8.0%      69,433    5.9%

  Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank and the Company exceeded the required ratios for classification as "well/adequately capitalized."

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

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

  Interstate Banking and Branching

     The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide-and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted December 6, 1999 the Bank was rated satisfactory in complying with its CRA obligations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Economic Conditions and Geographic Concentration. The Company's operations are located San Bernardino County, Riverside County, Orange County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

     Interest Rates. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to increase should the Federal Reserve Board continue to raise rates. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

     Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

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

     Year 2000 Compliance. Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations.

     As of March 15, 2000, the Bank experienced no problems with respect to Year 2000 technology issues. This does not mean that some problems may not occur in the future.

     Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California.

     The Bank occupies the premises for twenty one of its offices under leases expiring at various dates from 1999 through 2027. The Bank owns the premises for ten of its offices, including its data center.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 1999, was $6.0 million. Management believes that its existing facilities are adequate for its present purposes. However, management currently intends to increase the Bank's assets over the next several years and anticipates that a substantial portion of this growth will be accomplished through acquisition or de novo opening of additional banking offices. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company and the Bank are parties to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp., was approximately $4.9 million, which included approximately $2.1 million in compensatory damages, $1.6 million in punitive damages, and $1.2 million in pre-judgment interest. The lawsuit alleges that the Bank misled MRI in their purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998 the motion was denied. The Bank filed an appeal on August 19, 1998 and is proceeding with the appellate process, which could take an extended period of time to complete. During 1998 and 1999, the Bank accrued a liability for a portion of the judgment discussed above. Management believes the ultimate outcome of this case will not have a material effect on the Company's future consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1999.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 15, 2000, the principal executive officers of the Company and Bank are:

              NAME                                         POSITION                            AGE
              ----                                         --------                            ---
George A. Borba..................  Chairman of the Board of the Company and the Bank           67
D. Linn Wiley....................  President and Chief Executive Officer of the Company and    61
                                   the Bank
Frank Basirico...................  Executive Vice President/Senior Loan Officer of the Bank    45
Edward J. Biebrich Jr............  Chief Financial Officer of the Company and Executive        56
                                   Vice President and Chief Financial Officer of the Bank
Jay W. Coleman...................  Executive Vice President of the Bank                        57
Ed Pomplun.......................  Executive Vice President of the Bank                        53

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

     Mr. Basirico has served as Executive Vice President and Senior Loan Officer of the Bank since October, 1996. From March, 1993 to October, 1996, he served as Credit Administrator of the Bank. Prior to that time he was Executive Vice President, senior loan officer at Fontana National Bank from 1991. Between 1985 and 1990 he served as Executive Vice President, senior loan officer at the Bank of Hemet.

     Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on February 2, 1998. Mr. Biebrich began his career in 1972 as an accountant with Arthur Andersen & Co. In 1976, he joined Community First Bank as Executive Vice President of the Finance and Operations Division. For the period of 1983 to 1990, he served as Chief Financial Officer for Central Pacific Corporation and Executive Vice President, Chief Financial Officer and Manager of the Finance and Operations Division for American National Bank. From 1990 to 1992, he was Vice President of Operations for Systematics Financial Services Inc. From 1992 to 1998, he served as Senior Vice President, Chief Financial Officer of ARB, Inc.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Shares of CVB Financial Corp. common stock price increased from an average price of $16.09 per share for the first quarter of 1999 to an average per share price of $20.19 for the fourth quarter of 1999. The following table presents the high and low sales prices and dividend information for the Company's common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the ten percent stock dividend declared in 1998 and the 5-for-4 stock split declared in 1999 which became effective January 14, 2000. The Company had approximately 1,452 shareholders of record as of December 31, 1999.

                    TWO YEAR SUMMARY OF COMMON STOCK PRICES

                QUARTER ENDED                   HIGH      LOW           DIVIDENDS
                -------------                  ------    ------    -------------------
03/31/1998...................................  $20.95    $15.00    $0.09 Cash Dividend
06/30/1998...................................  $19.37    $15.46    $0.07 Cash Dividend
09/30/1998...................................  $17.78    $13.64    $0.07 Cash Dividend
12/31/1998...................................  $18.91    $15.37    $0.09 Cash Dividend
                                                                    10% Stock Dividend
03/31/1999...................................  $18.10    $15.10    $0.09 Cash Dividend
06/30/1999...................................  $20.80    $15.35    $0.09 Cash Dividend
09/30/1999...................................  $23.70    $20.10    $0.09 Cash Dividend
12/31/1999...................................  $21.70    $18.20    $0.12 Cash Dividend
                                                                   5-for-4 Stock Split

     The Company lists its common stock on the American Stock Exchange under the symbol "CVB"

ITEM 6. SELECTED FINANCIAL DATA

                                       1999         1998         1997         1996         1995
                                    ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Interest Income...............  $   90,012   $   80,542   $   73,184   $   65,803   $   61,571
Provision for Credit Losses.......       2,700        2,600        2,810        3,093        2,895
Other Operating Income............      18,630       17,759       17,530       16,991       11,871
Other Operating Expenses..........      64,737       57,181       54,666       53,456       47,240
                                    ----------   ----------   ----------   ----------   ----------
Earnings Before Income Taxes......      41,205       38,520       33,238       26,245       23,307
Income Taxes......................      15,245       14,403       12,670       10,711        9,326
                                    ----------   ----------   ----------   ----------   ----------
Net Earnings......................  $   25,960   $   24,117   $   20,568   $   15,534   $   13,981
                                    ==========   ==========   ==========   ==========   ==========
Basic Earnings Per Common Share(1)  $     1.06   $     0.99   $     0.85   $     0.64   $     0.58
                                    ==========   ==========   ==========   ==========   ==========
Diluted Earnings Per Common
  Share(1)........................  $     1.02   $     0.95   $     0.82   $     0.62   $     0.57
                                    ==========   ==========   ==========   ==========   ==========
Stock Splits......................     5-for-4                   3-for-2
Stock Dividends(2)................                       10%                       10%       10%/5%
Cash Dividends Declared Per
  Share...........................  $     0.39   $     0.32   $     0.22   $     0.16   $     0.13
Dividend Pay-Out Ratio............       36.79%       32.41%       25.50%       24.85%       21.79%
Financial Position:
  Assets..........................  $2,010,757   $1,841,069   $1,501,048   $1,379,266   $1,144,868
  Net Loans.......................     935,791      817,296      736,673      695,677      609,173
  Deposits........................   1,501,073    1,475,639    1,294,487    1,188,961      992,565
  Stockholders' Equity............     140,770      139,430      123,671      108,043       95,522
  Book Value Per Share(1).........        5.70         5.71         5.09         4.46         4.00
  Equity-to-Assets Ratio(3).......        7.00%        7.57%        8.24%        7.83%       8.34%

                                       1999         1998         1997         1996         1995
                                    ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Financial Performance:
  Return on:
     Beginning Equity.............       18.62%       19.50%       19.04%       16.26%      18.22%
     Average Equity...............       17.90%       18.06%       17.81%       15.43%      16.04%
  Return on Average Assets........        1.39%        1.49%        1.49%        1.26%       1.35%
Credit Quality:
  Allowance for Credit Losses.....  $   16,761   $   14,888   $   13,103   $   13,608   $   11,139
  Allowance/Total Loans...........        1.76%        1.79%        1.75%        1.92%       1.80%
  Total Non Performing Loans......  $    1,194   $    8,925   $    9,545   $   26,030   $   29,935
  Non Performing Loans/Total
     Loans........................        0.13%        1.07%        1.27%        3.67%       4.83%
  Net Charge-Offs.................  $      827   $      815   $    3,315   $    1,335   $    2,692
  Net Charge-Offs/Average Loans...        0.10%        0.11%        0.46%        0.20%       0.45%
Regulatory Capital Ratios
  Leverage Ratio..................         7.7%         7.4%         7.8%         7.4%        8.1%
  Tier 1 Capital..................        12.6%        12.4%        12.2%        11.1%       11.7%
  Total Capital...................        13.9%        13.6%        13.4%        12.3%       12.9%

---------------
(1) All per share information has been retroactively adjusted to reflect the 5-for-4 stock split declared December 15, 1999, as to holders of record on January 14, 2000 and paid January 31, 2000, and the 3-for-2 stock split declared in 1997 and the 10% stock dividends declared in 1998, 1996, and 1995.

(2) In 1995, the Company and Orange National Bancorp declared a 10% and 5% stock dividend, respectively.

(3) Stockholders' equity divided by total assets.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

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

     CVB Financial Corp., ("CVB") is a bank holding company. Its primary subsidiary, Citizens Business Bank, ("Bank") is a state chartered bank with 30 branch offices located in San Bernardino, Riverside, Eastern Los Angeles, and Orange Counties. Community Trust Deed Services ("Community") is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. CVB Ventures, Inc. ("Ventures") is a nonbank subsidiary providing financing and venture capital services to non affiliated persons. For purposes of this analysis, the consolidated entity is referred to as the "Company".

     Virtually all of the Company's activities are conducted within its market area, which includes the San Bernardino, Riverside, Eastern Los Angeles, and Orange Counties. For the year 1999, Southern California, has again become an international role model, having rebuilt on a base of rapidly growing entrepreneurial firms. The Inland Empire Region of San Bernardino and Riverside Counties is California's fastest growing region. Employment growth is accelerating based upon a host of industries. These sectors include international trade, film production and multimedia technology in Los Angeles County, logistics and manufacturing in the Inland Empire, and information and bio-technology in Orange County. While the Southern California economies have exhibited recent positive economic and employment trends, there is no assurance that such trends will continue.

     On March 29, 1996, the Bank acquired Citizens Bank of Pasadena with deposits of approximately $111.7 million, and net loans of approximately $58.9 million. As a result of the acquisition, the Bank acquired four new banking offices (La Canada Flintridge, Pasadena, Colorado-Catalina (Pasadena), and San Marino). In addition to the commercial banking operation, the Bank acquired a trust operation with approximately $800.0 million in assets under management. These trust assets are not included on the balance sheet of the Bank or Company. The acquisition contributed significantly to the growth of the Company's deposits, loans and assets.

     On October 4, 1999, the Company acquired Orange National Bancorp and its subsidiary, Orange National Bank, with deposits of approximately $250.4 million and net loans of approximately $152.0 million in a transaction accounted for using the pooling-of-interests method of accounting. As a result of the transaction the Bank acquired six new banking offices: Katella, East Orange, Plaza, and Stadium, in Orange; Saddleback Valley in Laguna Hills; and Laguna Beach. The merger contributed significantly to the growth of the Company's deposits, loans, and assets.

     Since the acquisition of Orange National Bancorp was effected by the pooling-of-interests method of accounting, all financial statements have been restated to reflect the combined institutions as though they were combined for all the periods presented.

                     ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $26.0 million for the year ended December 31, 1999. This represented an increase of $1.8 million, or 7.64%, over net earnings of $24.1 million for the year ended December 31, 1998. Net earnings for 1998 increased $3.5 million, or 17.25%, over net earnings of $20.6 million for the year ended December 31, 1997. Diluted earnings per share were $1.02 in 1999, $0.95 in 1998, and $0.82 in 1997. Basic earnings per share were $1.06 in 1999, $0.99 in 1998, and $0.85 in 1997. Diluted and basic earnings per share have been adjusted for the effects of a 5-for-4 stock split which became effective January 14, 2000, a 3-for-2 stock split declared in 1997 and 10% stock dividends declared in 1998, 1996, and 1995.

     Net earnings for 1999 were affected by the pooling-of-interests method of accounting which requires that certain expenses incurred to effect the merger of the Company and Orange National Bancorp be treated as current charges against income. The Company charged to expense merger costs of approximately $3.0 million, net of taxes. The merger costs included accounting fees, investment banker fees, legal fees, severance expenses, and other expenses.

     The increase in net earnings for 1999 compared to 1998 was primarily the result of an increase in net interest income and an increase in other operating income after the effect of merger costs. The increase in earnings for 1998 compared to 1997 was the result of an increase in net interest income and an increase in other operating income. Increased net interest income for 1999 and 1998 reflected higher volumes of average earning assets for each year. The increases in net revenue for 1999 and 1998 were partially offset by increases in operating expenses.

     For 1999, the Company's return on average assets was 1.39%, compared to a return on average assets of 1.49% for 1998, and a return of 1.49% for 1997. The Company's return on average stockholders' equity was 17.90% for 1999, compared to a return of 18.06% for 1998, and 17.81% for 1997.

NET INTEREST INCOME

     Table 1 presents the average yield on each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for the years indicated. Rates for tax preferenced investments are provided on a taxable equivalent basis using the federal marginal tax rate of 35.00%.

          TABLE 1 -- DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

                                               1999                           1998                           1997
                                   ----------------------------   ----------------------------   -----------------------------
                                    AVERAGE                        AVERAGE                        AVERAGE
                                    BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE
                                   ----------   --------   ----   ----------   --------   ----   ----------   --------   -----
                                                                     (AMOUNTS IN THOUSANDS)
ASSETS
Investment Securities
  Taxable(1).....................  $  686,076   $ 42,885   6.25%  $  539,408   $ 33,385   6.19%  $  402,985   $ 25,290    6.28%
  Tax preferenced(2).............     122,280      5,663   6.50%      97,734      4,370   6.27%      54,098      2,553    7.02%
Federal Funds Sold...............      32,726      1,545   4.72%      63,219      3,360   5.31%      34,129      1,848    5.41%
Loans(3)(4)......................     866,917     78,385   9.04%     772,331     74,840   9.69%     718,431     71,821   10.00%
                                   ----------   --------   ----   ----------   --------   ----   ----------   --------   -----
Total Earning Assets.............   1,707,999    128,478   7.66%   1,472,692    115,955   7.99%   1,209,643    101,512    8.49%
Total Non Earning Assets.........     154,107                        144,208                        167,045
                                   ----------                     ----------                     ----------
Total Assets.....................  $1,862,106                     $1,616,900                     $1,376,688
                                   ==========                     ==========                     ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Demand Deposits..................  $  593,789                     $  526,257                     $  464,353
Savings Deposits(5)..............     532,272   $ 11,109   2.09%     487,968   $ 12,050   2.47%     466,588   $ 11,572    2.48%
Time Deposits....................     334,245     15,158   4.53%     309,120     15,901   5.14%     244,439     12,832    5.25%
                                   ----------   --------   ----   ----------   --------   ----   ----------   --------   -----
Total Deposits...................   1,460,306     26,267   1.80%   1,323,345     27,951   2.11%   1,175,380     24,404    2.08%
                                   ----------   --------   ----   ----------   --------   ----   ----------   --------   -----
Other Borrowings.................     230,532     12,199   5.29%     136,189      7,462   5.48%      69,542      3,924    5.64%
                                   ----------   --------   ----   ----------   --------   ----   ----------   --------   -----
Interest Bearing Liabilities.....   1,097,049     38,466   3.51%     933,277     35,413   3.79%     780,569     28,328    3.63%
                                   ----------                     ----------                     ----------
Other Liabilities................      26,239                         23,795                         16,298
Stockholders' Equity.............     145,029                        133,571                        115,468
                                   ----------                     ----------                     ----------
Total Liabilities and
  Stockholders' Equity...........  $1,862,106                     $1,616,900                     $1,376,688
                                   ==========                     ==========                     ==========
Net interest spread..............                          4.15%                          4.20%                           4.86%
Net interest margin..............                          5.40%                          5.59%                           6.14%
Net interest margin excluding
  loan fees......................                          5.18%                          5.26%                           5.73%

---------------
(1) Includes short term interest bearing deposits with other institutions

(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 35.00%

(3) Loan fees are included in total interest income as follows, (000)s omitted:
    1999, $3,795; 1998, $4,864; 1997, $4,888

(4) Non performing loans are included in net loans as follows, (000)s omitted:
    1999, $1,194; 1998, $8,925; 1997, $9,545

(5) Includes interest bearing demand and money market accounts

     The Company's operating results depend primarily on net interest income, the difference between the interest and fees earned on loans and investments less the interest paid on deposit accounts and borrowed funds. Net interest income totaled $90.0 million for 1999. This represented an increase of $9.5 million, or 11.76%, over net interest income of $80.5 million for 1998. Net interest income for 1998 increased $7.4 million, or 10.05%, over net interest income of $73.2 million for 1997. The increases in net interest income for 1999 and 1998 were primarily the result of greater average balances of earning assets during each year.

     The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest bearing liabilities, as well as changes in the level of interest bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest bearing liabilities. The Company's net interest margin was 5.40% for 1999, compared to 5.59% for 1998, and 6.14% for 1997. A lower yield on average earning assets, coupled with a smaller decrease in the cost of average interest bearing liabilities, contributed to the decrease in the net interest margin for 1999. A lower yield on average earning assets, coupled with an increase in the cost of average interest bearing liabilities, contributed to the decrease in the net interest margin for 1998.

     In 1999, the prime rate increased from 7.75% in June to 8.50% in November. However, the Bank's average prime rate for 1999 was 8.00% compared to 7.96% in 1998. In 1998, the prime rate decreased from 8.50% to 7.75%. This interest rate environment had an effect of increasing rates in the bond market, but reducing rates in the loan portfolio and deposits (primarily due to competition).

     In the last quarter of 1998, the prime rate decreased. This had the effect of reducing the yield on loans. The decrease in prime rate had the effect of a decrease in the overnight federal funds rate and the discount rate by the Federal Reserve Board. This had the effect of not only reducing the prime rate, but also the rates in the bond market and, to some extent the rates on deposits.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest bearing liabilities. The Company's net interest spread decreased to 4.15% for 1999, compared to 4.20% for 1998, and 4.86% for 1997. The decrease in the net interest spread for 1999 resulted from decreases in the yield on earning assets and a smaller decrease in the cost of average interest bearing liabilities. The decrease in the net interest spread for 1998 resulted from decreases in the yield on earning assets, and an increase in the cost of average interest bearing liabilities.

     The yield on earnings assets decreased to 7.66% for 1999, from 7.99% for 1998, and 8.49% for 1997. The decrease in the yield on earning assets for 1999 was the result of lower yields on loans. The decrease in the yield on earning assets for 1998 reflects lower yields on investment securities, loans, and a less profitable asset mix. The yield on average loans decreased to 9.04% for 1999, compared to 9.69% for 1998, and 10.00% for 1997. The decrease in the yields on loans for 1999 was the result increased price competition for loans compared to 1998. The decrease in the yields on loans for 1998 was the result of a lowering interest rate environment and increased price competition for loans compared to 1997. Loans typically have higher yields than investments and federal funds sold. Total average loans, measured as a percentage of average earning assets, decreased to 50.76% for 1999, compared with 52.44% in 1998, and 59.39% in 1997. Conversely, average investment securities, including federal funds sold, increased to 49.24% of average earning assets for 1999, compared with 47.56% for 1998, and 40.61% for 1997.

     The cost of average interest bearing liabilities decreased to 3.51% for 1999, compared to 3.79% for 1998, and 3.63% for 1997. For the most part, the decrease in the cost of average interest bearing liabilities for 1999 reflected increased usage of other borrowed funds. The Company has been able to obtain a greater portion of its total average deposits from noninterest bearing demand deposits. As a percentage of total average deposits, average noninterest bearing demand deposits increased to 40.66% for 1999, compared to 39.77% for 1998, and 39.51% for 1997. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company's net interest margin, net interest spread, and net earnings.

     Despite the decrease in the yield on average earning assets, total interest income increased in 1999, 1998 and 1997. The increases were the result of increased balances of average earning assets. Interest income totaled $128.5 million for 1999. This represented an increase of $12.5 million, or 10.80%, compared to total interest of $116.0 million for 1998. For 1998, total interest income increased $14.4 million, or 14.23%, from total interest income of $101.5 million for 1997.

     Interest expense totaled $38.5 million for 1999. This represented an increase of $3.1 million, or 8.62%, over total interest expense of $35.4 million for 1998. For 1998, total interest expense increased $7.1 million, or

25.01%, over total interest expense of $28.3 million for 1997. For both 1999 and 1998, the increase in interest expense was the combined result of greater levels of average interest bearing liabilities.

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

               TABLE 2 -- RATE AND VOLUME ANALYSIS FOR CHANGES IN
           INTEREST INCOME, INTEREST EXPENSE, AND NET INTEREST INCOME

                                           1999 COMPARED TO 1998                      1998 COMPARED TO 1997
                                        INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                  ---------------------------------------    ---------------------------------------
                                                        RATE/                                      RATE/
                                  VOLUME      RATE      VOLUME     TOTAL     VOLUME      RATE      VOLUME     TOTAL
                                  -------    -------    ------    -------    -------    -------    ------    -------
                                                                (AMOUNTS IN THOUSANDS)
Interest Income:
  Taxable investment
    securities..................  $ 9,079    $   331    $  90     $ 9,500    $ 8,562    $  (349)   $(118)    $ 8,095
  Tax preferenced securities....    1,098        156       39       1,293      2,059       (134)    (108)      1,817
  Federal funds.................   (1,621)      (375)     181      (1,815)     1,575        (34)     (29)      1,512
  Loans.........................    9,166     (5,008)    (613)      3,545      5,388     (2,204)    (165)      3,019
                                  -------    -------    -----     -------    -------    -------    -----     -------
        Total earning assets....   17,722     (4,896)    (303)     12,523     17,584     (2,721)    (420)     14,443
                                  -------    -------    -----     -------    -------    -------    -----     -------
Interest Expense:
  Savings deposits..............    1,093     (1,865)    (169)       (941)       530        (51)      (1)        478
  Time deposits.................    1,293     (1,883)    (153)       (743)     3,396       (258)     (69)      3,069
  Other borrowings..............    5,169       (255)    (177)      4,737      3,761       (114)    (109)      3,538
                                  -------    -------    -----     -------    -------    -------    -----     -------
Total interest bearing
  liabilities...................    7,555     (4,003)    (499)      3,053      7,687       (423)    (179)      7,085
                                  -------    -------    -----     -------    -------    -------    -----     -------
Net Interest Income.............  $10,167    $  (893)   $ 196     $ 9,470    $ 9,897    $(2,298)   $(241)    $ 7,358
                                  =======    =======    =====     =======    =======    =======    =====     =======

     Interest and fees on loans, the Company's primary source of revenue, totaled $78.4 million for 1999. This represented an increase of $3.5 million, or 4.74%, over interest and fees on loans of $74.8 million for 1998. For 1998, interest and fees on loans increased $3.0 million, or 4.20%, over interest and fees on loans of $71.8 million for 1997. The increase in interest and fee on loans for 1999 and 1998 reflected increases in the average balance of loans. The yield on loans decreased to 9.04% for 1999, compared to 9.69% for 1998. The yield on loans for 1997 was 10.00%. The decrease in loan yields for 1999 compared to 1998 reflected an increased price competition for loans. Deferred loan origination fees, net of costs, totaled $3.6 million at December 31, 1999. This represented an increase of $148,000, or 4.33%, from deferred loan origination fees, net of costs, of $3.4 million at December 31, 1998.

     In general, the Company stops accruing interest on a nonperforming loan after its principal or interest become 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was no interest income that was accrued and not reversed on nonperforming loans at December 31, 1999 and December 31, 1998. There was interest income of approximately $12,000 that was accrued and not reversed on a nonperforming loan at December 31, 1997. Had nonperforming loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $274,000 greater for 1999, $485,000 greater for 1998, and $391,000 greater for 1997. Accordingly, yields on loans would have increased by 0.03% for 1999, 0.06% for 1998, and 0.05% for 1997.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $3.8 million for 1999, $4.9 million for 1998 and $4.9 million for 1997.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

                          TABLE 3 -- LOAN FEE ACTIVITY

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (AMOUNTS IN THOUSANDS)
Fees Collected........................................  $ 3,943    $ 4,808    $ 4,246
Fees and costs deferred...............................   (2,984)    (4,019)    (4,229)
Accretion of deferred fees and costs..................    2,836      4,075      4,871
                                                        -------    -------    -------
          Total fee income reported...................  $ 3,795    $ 4,864    $ 4,888
                                                        =======    =======    =======
Deferred net loan origination fees at end of year.....  $ 3,566    $ 3,418    $ 3,474
                                                        =======    =======    =======

PROVISION FOR CREDIT LOSSES

     The provision for credit losses totaled $2.7 million for 1999. This represented an increase of $100,000, or 3.85%, from the provision for credit losses of $2.6 million for 1998. For 1998, the provision for credit losses decreased $210,000, or 7.47%, from the provision for credit losses of $2.8 million for 1997. Net loans charged to the allowance for credit losses totaled $827,000 for 1999. This represented an increase of $12,000, or 1.47%, from net loan losses charged to the allowance of $815,000 for 1998. For 1998, net loan losses charged to the allowance for credit losses decreased $2.5 million, or 75.41%, from net loans charged to the allowance of $3.3 million for 1997. See "Risk Management -- Credit Risk".

OTHER OPERATING INCOME

     Other operating income for the Company includes income derived from special services offered by the Bank, such as asset management and trust services, merchant card, investment services, international, and other business services; it also includes service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community; and other revenues not included as interest on earning assets.

     Other operating income totaled $18.6 million for 1999. This represents an increase of $871,000, or 4.90%, from other operating income of $17.8 million for 1998. During 1998, other operating income increased $229,000, or 1.31%, over other operating income of $17.5 million for 1997. The increase in other operating income in 1999 is due in part to an increase in service charges on deposit accounts which totaled $10.6 million, $8.8 million, and $8.6 million for 1999, 1998, and 1997, respectively, and fee income originated by the Bank's Asset Management Division, (trust services) which generated fees totaling $3.7 million, $3.5 million, and $3.2 million for 1999, 1998 and 1997, respectively. Investment Services which provides mutual funds, certificate of deposit and other non-insured investment products, generated fees totaling $921,000, $631,000 and $406,000 for 1999, 1998 and 1997, respectively. The sale of securities generated income (loss) totaling $(80,000), $407,000 and $7,000 for 1999, 1998 and 1997, respectively, while the sale of fixed assets added income
(loss) totaling $(10,000), $684,000 and $26,000 for 1999, 1998 and 1997,
respectively.

     Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $158,000, $222,000, and $367,000, for 1999, 1998, and 1997, respectively. Ventures had no income for the year since it started late in the fourth quarter. The expenses of approximately $4,300 were included in the respective expense categories of the consolidated financial statements.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $64.7 million for 1999 and $57.2 million for 1998, representing an increase of $7.6 million, or 13.21%. In 1999, due to the merger with Orange National Bancorp, other operating expense was affected by the pooling-of-interest method of accounting which requires that certain expenses incurred to effect the merger be treated as current charges. The Company charged to other operating expense merger costs of approximately $4.9 million. The merger costs included accounting fees, investment banker fees, legal fees, and severance expense. Without the merger costs, other operating expense would have totaled $59.9 million, representing an increase of $2.7 million or 4.72% over operating expense of $57.2 million for 1998. For 1998 other operating expenses increased $2.5 million, or 4.60%, over total operating expenses of $54.7 million for 1997.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Company and the number of branch offices have increased. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 3.48% for 1999, compared to a ratio of 3.54% for 1998, and 3.97% for 1997. Without the merger costs, operating expense measured as a percentage of average assets would have been 3.22% for 1999. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) can be measured in terms of other operating expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. For 1999, other operating expenses as a percentage of total revenue was 59.59%, compared to a ratio of 58.17% for 1998, and a ratio of 60.26% for 1997. Without the merger costs, other operating expense as a percentage of total revenue would have been 55.12% for 1999. The decrease in the ratio indicated that a proportionately smaller amount of net revenue was being allocated to operating expenses.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $29.1 million for 1999. This represented an increase of $303,000, or 1.05%, over salaries and related expenses of $28.8 million for 1998. Salary and related expenses for 1998 were $925,000, or 3.31%, greater than salaries and related expenses of $27.9 million for 1997. The increases for both 1999 and 1998 primarily resulted from increased staffing levels. Salaries and related expenses as a percent of average assets decreased to 1.56% for 1999, compared to 1.78% for 1998, and 2.03% for 1997.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $4.8 million for 1999. This represented a decrease of $284,000, or 5.56%, over occupancy expense of $5.1 million for 1998. Occupancy expense for 1998 increased $540,000, or 11.82%, from an expense level of $4.6 million for 1997. Equipment expense totaled $4.7 million for 1999. This represented an increase of $85,000, or 1.83%, over the $4.6 million expense for 1998. For 1998, equipment expense increased $577,000, or 14.18%, from an expense of $4.1 million for 1997. Equipment expense in 1998 increased as a result of a $226,000 increase in computer maintenance and replacement costs and associated depreciation.

     Stationary and supplies expense totaled $3.6 million for 1999. This represented an increase of $273,000, or 8.09%, over the expense of $3.4 million for 1998. Stationary and supplies expense for 1998 increased $131,000, or 4.04%, over the expense of $3.2 million for 1997.

     Professional services totaled $3.4 million for 1999. This represented an increase of $86,000 or 2.60%, over an expense of $3.3 million for 1998. For 1998, professional services expense increased $491,000, or 17.45%, from an expense of $2.8 million for 1997.

     Promotion expense totaled $2.9 million for 1999. This represented an increase of $372,000, or 14.90%, from an expense of $2.5 million for 1998. Promotion expense decreased for 1998 by $54,000, or 2.12%, over an expense of $2.6 million for 1997.

     Data processing expense totaled $2.4 million for 1999. This represented an increase of $424,000, or 21.99%, from an expense of $1.9 million for 1998. Data processing expense increased for 1998 by $151,000, or 8.50%, over an expense of $1.8 million for 1997. The increase for 1999 was partially the result of costs associated with external processing and correspondent bank fees.

     Other real estate owned expense represents the cost of acquiring, maintaining, and liquidating real property obtained by the Bank as a result of foreclosure. Included as an expense is a provision charged to earnings for potential decreases in the value of other real estate owned. Other real estate owned expense totaled $647,000 for 1999. This represented a decrease of $564,000, or 46.57%, from an expense level of $1.2 million for 1998. For 1998, other real estate owned expense decreased $1.6 million, or 56.49%, over an expense level of $2.8 million for 1997. The decrease in the expense for 1999 and 1998 compared to 1997 reflected the lower average balance of other real estate owned for the most recent year. As stated elsewhere in this report, in 1999 due to the merger with Orange National Bancorp, other operating expense was affected by the pooling-of-interests method of accounting which requires that certain expenses incurred to effect the merger be treated as current charges. The Company charged to acquisition costs merger expenses of approximately $4.9 million. The merger expenses included accounting fees, investment banker fees, legal fees, and severance expense.

     Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $1.2 million for 1999, 1998, and 1997.

YEAR 2000

     The financial institutions industry, as with other industries, was faced with year 2000 issues. These issues centered around computer programs that do not recognize a year which begins with "20" instead of "19", or uses only 2 digits for the year.

     All Year 2000 statements are designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosures Act of 1998.

     The Company uses third party software and systems exclusively. During 1999, all of the software was analyzed in conjunction with the Company's third party vendors. Several systems were replaced during 1999. The Company also updated its contingency plan to include Year 2000 issues. All of the software and systems were tested throughout the year. The contingency plan was also tested, using remote data processing hot sites.

     The Bank surveyed, on several occasions, its large depositors and borrowing customers. This was done to ascertain their preparation for Year 2000. No major issues arose from these surveys.

     Throughout the year, the Company expended $655,000 in conjunction with Year 2000 issues. Of this amount, $600,000 was spent to replace the Bank's teller terminal system. This amount was capitalized and will be depreciated over five years. The Company spent $55,000 on testing software and systems and installing other, small PC related software. In addition, the Company allocated $1 million of its allowance for loan and lease losses to potential year 2000 problems.

     As of December 31, 1999, all phases of Year 2000 Plan were complete. As of March 15, 2000, the Company experienced no problems with Year 2000 issues. The Company will continue to monitor critical dates, such as the close of the first quarter, throughout the Year 2000. It is not anticipated that there will be any problems from Year 2000 issues.

INCOME TAXES

     The Company's effective tax rate for 1999 was 37.0%. This compares to effective tax rates of 37.4% for 1998, and 38.1% for 1997. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period.

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $2.0 billion at December 31, 1999. This represented an increase of $169.7 million, or 9.22%, from total assets of $1.8 billion at December 31, 1998. For 1998, total assets increased $340.0 million, or 22.65%, from total assets of $1.5 billion at December 31, 1997.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 1999 and 1998. At December 31, 1999, the Company reported total investment securities of $877.3 million. This represents an increase of $90.5 million, or 11.50%, over total investment securities of $786.8 million at December 31, 1998. For 1998, investment securities increased $276.5 million, or 54.18%, greater than total investment securities of $510.3 million at December 31, 1997.

     The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, securities held as "available for sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 1999, securities held as available for sale had a fair market value of $877.3 million, representing 100.00% of total investment securities with an amortized cost of $905.8 million. At December 31, 1999, the net unrealized holding loss on securities available for sale was $28.4 million, and the unrealized loss on investments available for sale, net of deferred taxes was $16.4 million.

     In connection with the merger with Orange National Bancorp and the Company's adoption of SFAS No. 133 "Accounting for derivative instruments and hedging activities", the Company reclassified investment securities from held to maturity to available for sale. The amortized cost at the date of transfer was $71.6 million and the fair value was $72.3 million. The unrealized gain was recorded in stockholders' equity, net of taxes.

LOANS

     At December 31, 1999, the Company reported total loans, net of deferred loan fees, of $952.6 million. This represents an increase of $120.4 million, or 14.46%, over total loans of $832.2 million at December 31, 1998. For 1998, total loans increased $82.4 million, or 10.99%, over total loans, net of deferred loan fees of $749.8 million at December 31, 1997.

     Table 4 presents the distribution of the Company's loan portfolio at the dates indicated.

               TABLE 4 -- DISTRIBUTION OF LOAN PORTFOLIO BY TYPE

                                                                  DECEMBER 31
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Commercial and Industrial...................  $392,094   $287,518   $303,410   $285,547   $277,603
Real Estate
  Construction..............................    48,078     34,489     19,937     38,337     24,048
  Mortgage..................................   375,387    385,393    308,460    284,374    210,603
Consumer, net of unearned discount..........    24,731     28,996     28,031     29,832     26,219
Municipal Lease Finance Receivables.........    21,268     22,923     24,008     19,825     21,529
Agribusiness(1).............................    94,560     76,283     69,404     55,486     63,580
                                              --------   --------   --------   --------   --------
  Gross Loans...............................   956,118    835,602    753,250    713,401    623,582
                                              --------   --------   --------   --------   --------
Less:
  Allowance for Credit Losses...............    16,761     14,888     13,103     13,608     11,139
  Deferred Loan Fees........................     3,566      3,418      3,474      4,116      3,270
                                              --------   --------   --------   --------   --------
          Total Net Loans...................  $935,791   $817,296   $736,673   $695,677   $609,173
                                              ========   ========   ========   ========   ========

---------------
(1) Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $42.9 million for 1999, $34.6 million for 1998, $27.9 million for 1997, $22.7 million for 1996, $8.8 million for 1995, that represent loans to agricultural concerns for commercial or real estate purposes.

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

     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 1999. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

   TABLE 5 -- LOAN MATURITIES AND INTEREST RATE CATEGORY AT DECEMBER 31, 1999

                                                                   AFTER ONE
                                                                      BUT
                                                         WITHIN      WITHIN       AFTER
                                                        ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                                        --------   ----------   ----------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Types of Loans:
  Commercial and industrial(1)........................  $140,787    $197,032     $403,246    $741,065
  Construction........................................    43,067       1,524        3,487      48,078
  Agribusiness........................................    84,645       7,514        2,401      94,560
                                                        --------    --------     --------    --------
                                                        $268,499    $206,070     $409,134    $883,703
                                                        ========    ========     ========    ========
Amount of Loans based upon:
  Fixed Rates.........................................  $ 57,021    $151,575     $310,129    $518,725
  Floating or adjustable Rates........................   211,478      54,495       99,005     364,978
                                                        --------    --------     --------    --------
                                                        $268,499    $206,070     $409,134    $883,703
                                                        ========    ========     ========    ========

---------------
(1) Includes approximately $349.0 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 1999, substantially all of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

NONPERFORMING ASSETS

     At December 31, 1999, nonperforming assets, which included nonperforming loans (see CREDIT RISK) and other real estate owned, totaled $1.9 million. This represented a decrease of $9.1 million, or 82.80%, compared to nonperforming assets of $11.0 million at December 31, 1998. For 1998, total nonperforming assets decreased $3.0 million, or 21.61%, from total nonperforming assets of $14.1 million at December 31, 1997. The decrease in nonperforming assets for 1999 compared to 1998 resulted as balances of other real estate owned and nonaccrual loans decreased during the year. The decrease in nonperforming assets for 1998, reflected the decrease in restructured loans and other real estate owned, which was partially offset by an increase in nonaccrual loans.

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

                        TABLE 6 -- NON-PERFORMING ASSETS

                                                                     DECEMBER 31
                                                    ----------------------------------------------
                                                     1999     1998      1997      1996      1995
                                                    ------   -------   -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Nonaccrual loans..................................  $1,191   $ 8,849   $ 6,402   $20,028   $16,344
Loans past due 90 days or more....................       3        76     1,051       628        33
Restructured loans................................       0         0     2,092     5,374    13,558
Other real estate owned (OREO)....................     703     2,102     4,521     8,642    12,037
                                                    ------   -------   -------   -------   -------
          Total nonperforming assets..............  $1,897   $11,027   $14,066   $34,672   $41,972
                                                    ======   =======   =======   =======   =======
Percentage of nonperforming assets to total loans
  outstanding & OREO..............................    0.20%     1.32%     1.86%     4.83%     6.64%
                                                    ======   =======   =======   =======   =======
Percentage of nonperforming assets to total
  assets..........................................    0.09%     0.60%     0.94%     2.51%     3.67%
                                                    ======   =======   =======   =======   =======

     At December 31, 1999, the Company had loans on which interest was no longer accruing totaling $1.2 million. This represented a decrease of $7.7 million, or 86.54%, from total nonaccrual loans of $8.8 million at December 31, 1998. For 1998, total nonaccrual loans increased $2.4 million, or 38.22%, over total nonaccrual loans of $6.4 million at December 31, 1997. Approximately 45.45% of the number of nonaccrual loans at December 31, 1999, and 51.63% of the dollar volume of these nonaccrual loans were secured by real property which had a current appraisal that was less than one year old. The estimated ratio of the outstanding loan balances to the fair values of the related collateral for nonaccrual loans at December 31, 1999, ranged between approximately 1.60% to 110.76%. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan due to the borrower's financial condition. At December 31, 1999, and 1998 the Company had no loans that were classified as restructured. This represented a decrease of $2.1 million, or 100.00%, from restructured loans of $2.1 million at December 31, 1997.

     Except for nonperforming loans as set forth in Table 6 and loans disclosed as impaired, the Bank's management is not aware of any loans as of December 31, 1999 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At December 31, 1999, the net book value of the properties held as other real estate owned totaled $703,000. This represented a decrease of $1.4 million, or 66.56%, from other real estate owned of $2.1 million at December 31, 1998. Although the Bank is actively marketing these properties, the Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. Although there are recent appraisals on each property that support the carrying costs of these properties at December 31, 1999, no assurances can be given that further charges to earnings may not occur if real estate values decrease or the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $1.50 billion at December 31, 1999. This represented an increase of $25.4 million, or 1.72%, over total deposits of $1.48 billion at December 31, 1998. During 1998, total deposits increased $181.2 million, or 13.99%, over total deposits of $1.3 billion at December 31, 1997.

     Noninterest bearing demand deposits totaled $649.8 million at December 31, 1999. This represented an increase of $11.1 million, or 1.74%, over total noninterest bearing demand deposits of $638.7 million at December 31, 1998. For 1998, total noninterest bearing demand deposits increased $75.7 million, or 13.44%, over noninterest bearing demand deposits of $563.0 million at December 31, 1997. Noninterest bearing deposits represented 43.29% of total deposits as of December 31, 1999 and 43.28% of total deposits as of December 31, 1998.

     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 1999.

      TABLE 7 -- MATURITY DISTRIBUTION OF LARGE DENOMINATION TIME DEPOSITS

                                                            (AMOUNTS IN THOUSANDS)
                                                            ----------------------
3 months or less...........................................        $123,892
Over 3 months through 6 months.............................          73,680
Over 6 months through 12 months............................          33,852
Over 12 months.............................................           2,183
                                                                   --------
          Total............................................        $233,607
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

     At December 31, 1999, borrowed funds totaled $323,000. This represented an increase of $123,000, or 61.50%, from total borrowed funds of $200.0 million at December 31, 1998. For 1998, total borrowed funds increased $151.0 million, or 308.16%, from a balance of $49.0 million at December 31, 1997. The maximum outstanding at any month-end was $323.0 million during 1999, $200.0 million during 1998, and $123.0 million during 1997.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     Total stockholders' equity was $140.8 million at December 31, 1999. This represented an increase of $1.3 million, or 0.96%, over total stockholders' equity of $139.4 million at December 31, 1998. For 1998, total stockholders' equity increased $15.8 million, or 12.74%, over total stockholders' equity of $123.7 million at December 31, 1997.

     Tier 1 capital, stockholders' equity less intangible assets, was $148.7 million at December 31, 1999. This represented an increase of $20.3 million, or 15.78%, over total Tier 1 capital of $128.4 million at December 31, 1998. For 1998, Tier 1 capital increased $16.3 million, or 14.54%, over Tier 1 capital of $112.1 million at December 31, 1997. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.25% of risk weighted assets, was $163.6 million at December 31, 1999. This represented an increase of

$22.7 million, or 16.15%, over adjusted capital of $140.8 million at December 31, 1998. For 1998, adjusted capital increased $17.6 million, or 14.29%, over total adjusted capital of $123.2 million at December 31, 1997.

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

     At December 31, 1999, and 1998, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 1999, the Company's total risk-based capital ratio was 13.9%, compared to a ratio of 13.6% at December 31, 1998. The ratio of Tier 1 capital to risk weighted assets was 12.6% at December 31, 1999, compared to a ratio of 12.4% at December 31, 1998. At December 31, 1999, the Company's leverage ratio was 7.7%, compared to a ratio of 7.4% at December 31, 1998. See NOTE 15 of the Notes to the Consolidated Financial Statements.

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark to market adjustments of available for sale investment securities. At December 31, 1999, the Company had an unrealized loss on investment securities net of taxes of $16.4 million, compared to a gain net of taxes of $1.3 million at December 31, 1998.

     During 1998 and 1997, the Company announced its intention to re-purchase some of its outstanding common stock. The Company re-purchased 91,700 in 1998 and 95,182 in 1997 of its outstanding shares at average price of $20.805 per share in 1998 and $20.332 per share in 1997 for an aggregate cost of $1.9 million in 1998 and $1.9 million in 1997.

     During 1999, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.39 per share for the full year after retroactive adjustment of a 5-for-4 stock split declared on December 15, 1999. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

                                RISK MANAGEMENT

     The Company's management has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

CREDIT RISK

     Credit risk is defined as the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

     Central to the Company's credit risk management is its loan risk rating system. Limitations on industry concentration, aggregate customer borrowings and geographic boundaries also are designed to reduce loan credit risk. Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Bank's policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Senior Management, Directors' Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Bank.

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

     The Company does not have any cross-border outstandings. However, the Company's International Department does issue international letters of credit in support of its customer's cross-border business. The Company is positioned on the Pacific Rim and many of its customers are impacted by trade in the Pacific Rim and in Latin America, especially Mexico. The Company's exposure in all affected countries continues to be short-term in nature and related to the finance of trade and the impact of the general Southern California economy.

     While the Bank has no direct exposure to these areas, the associative effects of the downturn in Asia and Latin America could affect the Company's market place in Southern California.

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

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

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

     - bank regulatory examination results, and

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

     At December 31, 1999, the Company reported an allowance for credit losses of $16.8 million. This represented a increase of $1.9 million or 12.58%, from the allowance for credit losses of $14.9 million at December 31, 1998. For 1998, the allowance for credit losses increased $1.8 million or 13.62%, from a balance of $13.1 million at December 31, 1997.

     Of the total $16.8 million reserve for credit losses at December 31, 1999, $10.4 million, or 61.99%, represented reserves for specific problem loans, including impaired loans, and $6.4 million, or 38.01%, represented that portion allocated to provide for general risks inherent in the loan portfolio. As of December 31, 1998 these amounts were $9.0 in allocated and $5.9 in unallocated.

     Nonperforming loans totaled $1.2 million at December 31, 1999. This represented a decrease of $7.7 million or 86.62%, from nonperforming loans of $8.9 million at December 31, 1998. For 1998, nonperforming loans decreased $620,000, or 6.50%, from nonperforming loans of $9.5 million at December 31, 1997. Nonperforming loans, measured as a percent of gross loans, equaled 0.13%, 1.07%, and 1.27%, at December 31, 1999, 1998, and 1997, respectively.

     Nonperforming loans included loans for which interest is no longer accruing. In addition, nonperforming loans include loans that have been renegotiated from their original contractual terms, even if the loan is paying as agreed under the renegotiated terms. The decrease in nonperforming loans for 1999 was the result of a decrease in nonaccrual loans. Nonaccrual loans decreased $7.7 million, or 86.54%, to $1.2 million at December 31, 1999, from $8.8 million at December 31, 1998. The decrease in nonperforming loans between December 31, 1998 and 1997 was the result of a $2.1 million, or 100.00%, reduction in restructured loans and a decrease in past due loans of $975,000 or 92.77% which was partially offset by an increase in nonaccrual loans of $2.4 million or 38.22%.

     For 1999, the Company charged $827,000 of loans net of recoveries to the allowance for credit losses. This represented an increase of $12,000, or 1.47%. For 1998, the Company charged $815,000 of loans net of recoveries to the allowance for credit losses. This represented a decrease of $2.5 million, or 75.41%, from net charges to the allowance for credit losses of $3.3 million for 1997. Contributing to the decrease in nonperforming loans at December 31, 1998 was an increase in the balance of loans charged to the allowance for credit losses for 1998 compared to 1997.

     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

                  TABLE 8 -- SUMMARY OF CREDIT LOSS EXPERIENCE

                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Amount of Total Loans at End of Period(1)...  $952,552   $832,184   $749,776   $709,285   $620,312
                                              ========   ========   ========   ========   ========
Average Total Loans Outstanding(1)..........  $866,917   $772,331   $718,431   $662,195   $601,324
                                              ========   ========   ========   ========   ========
Allowance for Credit Losses at Beginning of
  Period....................................  $ 14,888   $ 13,103   $ 13,608   $ 11,139   $ 10,936
Loans Charged-Off:
  Real Estate...............................       483        707      3,158      1,559      2,237
  Commercial, Financial and Industrial......       522        373        371        452        592
  Agribusiness..............................         0          0          0          0          0
  Municipal Lease Finance Receivables.......         0          0          0          0          0
  Consumer Loans............................        18         61        143        125        178
                                              --------   --------   --------   --------   --------
          Total Loans Charged-Off...........     1,023      1,141      3,672      2,136      3,007
                                              --------   --------   --------   --------   --------
Recoveries:
  Real Estate Loans.........................         6        161         44        572         63
  Commercial, Financial and Industrial......       184        150        295        210        208
  Agribusiness..............................         0          0          0          0          0
  Municipal Lease Finance Receivables.......         0          0          0          0          0
  Consumer Loans............................         6         15         18         19         44
                                              --------   --------   --------   --------   --------
          Total Loans Recovered.............       196        326        357        801        315
                                              --------   --------   --------   --------   --------
Net Loans Charged-Off.......................       827        815      3,315      1,335      2,692
                                              --------   --------   --------   --------   --------
Provision Charged to Operating Expense......     2,700      2,600      2,810      3,093      2,895
                                              --------   --------   --------   --------   --------
Adjustments Incident to Mergers.............         0          0          0        711          0
                                              --------   --------   --------   --------   --------
Allowance for Credit Losses at End of
  period....................................  $ 16,761   $ 14,888   $ 13,103   $ 13,608   $ 11,139
                                              ========   ========   ========   ========   ========
Net Loans Charged-Off to Average Total
  Loans.....................................      0.10%      0.11%      0.46%      0.20%      0.45%
Net Loans Charged-Off to Total Loans at End
  of Period.................................      0.09%      0.10%      0.44%      0.19%      0.43%
Allowance for Credit Losses to Average Total
  Loans.....................................      1.93%      1.93%      1.82%      2.05%      1.85%
Allowance for Credit Losses to Total Loans
  at End of Period..........................      1.76%      1.79%      1.75%      1.92%      1.80%
Net Loans Charged-Off to Allowance for
  Credit Losses.............................      4.93%      5.47%     25.30%      9.81%     24.17%
Net Loans Charged-Off to Provision for
  Credit Losses.............................     30.63%     31.35%    117.97%     43.16%     92.99%

---------------
(1) Net of deferred loan origination fees.

     The Company's management believes that the allowance for credit losses at December 31, 1999 was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, nonperforming loans or net loan charge offs that would increase the provision for credit losses and thereby adversely affect the results of operations. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses.

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

              TABLE 9 -- ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                  DECEMBER 31,
                       ------------------------------------------------------------------
                               1999                   1998                   1997
                       --------------------   --------------------   --------------------
                                             (AMOUNTS IN THOUSANDS)
                       ------------------------------------------------------------------
                       ALLOWANCE     % OF     ALLOWANCE     % OF     ALLOWANCE     % OF
                          FOR      CATEGORY      FOR      CATEGORY      FOR      CATEGORY
                        CREDIT     TO TOTAL    CREDIT     TO TOTAL    CREDIT     TO TOTAL
                        LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS
                       ---------   --------   ---------   --------   ---------   --------
Real Estate..........      466       44.5%     $ 1,942      50.5%     $ 1,563      43.8%
Commercial and
  Industrial.........    9,794       51.1%       6,867      43.7%       6,405      49.7%
Consumer.............      130        2.6%         155       3.5%         139       3.7%
Unallocated..........    6,371        N/A        5,924       N/A        4,996       N/A
                        ------                 -------                -------
        Total........   16,761                 $14,888                $13,103
                        ======                 =======                =======

                                      DECEMBER 31,
                       -------------------------------------------
                               1996                   1995
                       --------------------   --------------------
                                 (AMOUNTS IN THOUSANDS)
                       -------------------------------------------
                       ALLOWANCE     % OF     ALLOWANCE     % OF
                          FOR      CATEGORY      FOR      CATEGORY
                        CREDIT     TO TOTAL    CREDIT     TO TOTAL
                        LOSSES      LOANS      LOSSES      LOANS
                       ---------   --------   ---------   --------
Real Estate..........   $ 1,363      49.0%     $   752      37.8%
Commercial and
  Industrial.........     8,137      44.6%       6,365      54.8%
Consumer.............       184       4.2%         104       4.2%
Unallocated..........     3,924       N/A        3,918       N/A
                        -------                -------
        Total........   $13,608                $11,139
                        =======                =======

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

     Table 10 provides the Bank's maturity/repricing gap analysis at December 31, 1999, and 1998. The Bank had a negative cumulative 180 day gap of $554.7 million at December 31, 1999. This represented an increase of $167.6 million, or 43.31%, over the 180 day cumulative negative gap of $387.1 million at December 31, 1998. In theory, this would indicate that at December 31, 1999, $554.7 million more in liabilities than assets would re-price if there was a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin.

             TABLE 10 -- ASSET AND LIABILITY MATURITY/REPRICING GAP

                                                           OVER 90     OVER 180
                                              90 DAYS      DAYS TO      DAYS TO        OVER
                                              OR LESS     180 DAYS     365 DAYS      365 DAYS
                                             ---------    ---------    ---------    ----------
                                                          (AMOUNTS IN THOUSANDS)
1999
Earning Assets:
  Investment Securities at carrying
     value.................................  $  82,058    $  18,464    $  41,037    $  735,773
  Total Loans..............................    354,718       21,511       39,983       539,906
                                             ---------    ---------    ---------    ----------
          Total............................  $ 436,776    $  39,975    $  81,020    $1,275,679
Interest Bearing Liabilities
  Savings Deposits.........................  $ 520,963    $       0    $       0    $        0
  Time Deposits............................    172,250      100,260       49,973         7,806
  Other Borrowings.........................    163,000       75,000       40,000        45,000
                                             ---------    ---------    ---------    ----------
          Total............................    856,213      175,260       89,973        52,806
                                             ---------    ---------    ---------    ----------
Period GAP.................................  $(419,437)   $(135,285)   $  (8,953)   $1,222,873
                                             =========    =========    =========    ==========
Cumulative GAP.............................  $(419,437)   $(554,722)   $(563,675)   $  659,198
                                             =========    =========    =========    ==========
1998
Earning Assets:
  Fed Funds................................  $  57,390    $       0    $       0    $        0
  Investment Securities at carrying
     value.................................     78,334       32,761       71,354       604,373
  Total Loans..............................    351,642       23,937       33,703       426,320
                                             ---------    ---------    ---------    ----------
          Total............................  $ 487,366    $  56,698    $ 105,057    $1,030,693
Interest Bearing Liabilities
  Savings Deposits.........................  $ 513,451    $       0    $       0    $        0
  Time Deposits............................    189,260       88,438       38,746         7,061
  Other Borrowings.........................     85,000       55,000       10,000        50,000
                                             ---------    ---------    ---------    ----------
          Total............................    787,711      143,438       48,746        57,061
                                             ---------    ---------    ---------    ----------
Period GAP.................................  $(300,345)   $ (86,740)   $  56,311    $  973,632
                                             =========    =========    =========    ==========
Cumulative GAP.............................  $(300,345)   $(387,085)   $(330,774)   $  642,858
                                             =========    =========    =========    ==========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities. The fact that the Bank reported a negative gap at December 31, 1999 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $642.2 million, or 73.20% of the total investment portfolio at December 31, 1999 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage backed securities as a result of anticipated prepayment or extension risk.

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

     The following reflects the Company's net interest income sensitivity analysis as of December 31, 1999:

                                                          ESTIMATED NET
                       SIMULATED                         INTEREST INCOME
                     RATE CHANGES                          SENSITIVITY
                     ------------                        ---------------
+200 basis points......................................       (2.02%)
-200 basis points......................................        2.57%

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cashflows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See NOTE
18 -- of the Notes to the Consolidated Financial Statements.

     The table below provides the actual balances as of December 31, 1999 of interest earning assets and interest-bearing liabilities, including the average rate earned or paid for 1999, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

                                                                                   MATURING
                                                  ---------------------------------------------------------------------------
                             BALANCE                                                                  FIVE YEARS   ESTIMATED
                           DECEMBER 31,   RATE     ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   AND BEYOND   FAIR VALUE
                           ------------   ----    ----------   ---------   -----------   ----------   ----------   ----------
                                                                 (AMOUNTS IN THOUSANDS)
1999
Interest-Earning Assets
Investment securities
  available for sale.....   $  877,332    6.63%   $  141,559   $100,002     $ 95,116      $ 75,149     $465,506    $  877,332
Loans and lease finance
  receivables, net.......      935,791    9.21%      416,212     49,156       78,973       101,649      289,801       934,465
                            ----------            ----------   --------     --------      --------     --------    ----------
Total interest earning
  assets.................   $1,813,123            $  557,771   $149,158     $174,089      $176,798     $755,307    $1,811,797
                            ==========            ==========   ========     ========      ========     ========    ==========
Interest-Bearing
  Liabilities
Interest-bearing
  deposits...............   $  851,252    3.03%   $  843,446   $  5,566     $  1,125      $    550     $    565    $  851,229
Demand note to U.S.
  Treasury...............       16,951    4.63%       16,951                                                           16,951
Short-term borrowings....      323,000    5.31%      278,000     20,000       25,000                                  323,000
                            ----------            ----------   --------     --------      --------     --------    ----------
Total interest-bearing
  liabilities............   $1,191,203            $1,138,397   $ 25,566     $ 26,125      $    550     $    565    $1,191,180
                            ==========            ==========   ========     ========      ========     ========    ==========

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

     Net cash provided by operating activities totaled $40.8 million for 1999, $32.4 million for 1998, and $29.1 million for 1997. The increase for 1999 compared to 1998 and 1997 was primarily the result of the increase in net income during each year.

     Cash used for investing activities totaled $255.6 million for 1999, compared to $361.4 million for 1998, and $116.5 million for 1997. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities and from the sale of other real estate owned.

     Funds provided from financing activities totaled $158.2 million for 1999, compared to $315.2 million for 1998, and $87.3 million for 1997. For 1999, cash flows from financing activities resulted from increased short term borrowing and to a lesser extent from noninterest-bearing deposits, money market, savings deposits and time deposits. For 1998, cash flows from financing activities resulted from increased noninterest bearing demand deposits and short term borrowings.

     At December 31, 1999, cash and cash equivalents totaled $118.4 million. This represented a decrease of $56.6 million, or 32.35%, from a total of $175.0 million at December 31, 1998.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For 1999, the Bank's loan to deposit ratio averaged 59.45%, compared to an average ratio of 58.51% for 1998, and a ratio of 61.29% for 1997.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 1999, approximately $48.7 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 1999, neither the Bank nor CVB had any material commitments for capital expenditures.

  Accounting Changes

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 and it did not have a material impact on the Company's results of operations or financial position.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or financial position when adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in the market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company currently does not enter into futures, forwards, or option contracts. For greater discussion on the risk management of the Company, see Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations -- Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CVB FINANCIAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Consolidated Financial Statements
Consolidated Balance Sheets -- December 31, 1999 and 1998...   38
Consolidated Statements of Earnings Years Ended December 31,
  1999, 1998 and 1997.......................................   39
Consolidated Statements of Stockholders' Equity Year Ended
  December 31, 1999, 1998 and 1997..........................   40
Consolidated Statements of Cash Flows Years Ended December
  31, 1999, 1998 and 1997...................................   42
Notes to Consolidated Financial Statements..................   43
Independent Auditors' Report................................   63

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Discussion of Proposals recommended by the Board -- Proposal 1:
Election of Directors" and "Beneficial Ownership Reporting Compliance Requirement in 1999" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see "Item 4(A). Executive Officers of the Registrant" above.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements at page 34 for a list of financial statements filed as part of this Report.

EXHIBITS

     See Index to Exhibits at Page 64 of this Form 10-K.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following compensation plans and arrangements were filed as exhibits to this Form 10-K: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; Severance Compensation Agreement dated September 30, 1996 with Edwin J. Pomplun, Exhibit 10.29; Severance Compensation Agreement dated September 20, 1996 with Frank Basirico, Exhibit 10.30; Severance Compensation Agreement dated September 27, 1996 with Jay Coleman, Exhibit 10.31; Severance Compensation Agreement dated September 27, 1996 with Tony Ellis, Exhibit 10.33; Severance Compensation Agreement dated May 30, 1997 with Nancy Sinclair, Exhibit 10.34, and Severance Compensation Agreement dated February 1, 1998 with Edward Biebrich, Exhibit 10.35.

REPORTS ON FORM 8-K

     On October 19, 1999 the Company filed a report on Form 8-K reporting under
Item 2 and Item 7 concerning the acquisition of Orange National Bancorp. The Company filed certain historical financial statements of Orange National Bancorp and pro-forma financial statements.

     On November 9, 1999 the Company filed a report on Form 8-K reporting under
Item 5 regarding the results of operations for the first 30 days of post merger operations for the Company following the acquisition of Orange National Bancorp.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2000.

                                          CVB FINANCIAL CORP.

                                          By:      /s/ D. LINN WILEY
                                          --------------------------------------
                                                      D. Linn Wiley
                                          President and Chief Executive Officer

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ GEORGE A. BORBA                         Chairman of the Board      March 15, 2000
--------------------------------------------------------
                    George A. Borba

                   /s/ JOHN A. BORBA                                Director             March 15, 2000
--------------------------------------------------------
                     John A. Borba

                  /s/ RONALD O. KRUSE                               Director             March 15, 2000
--------------------------------------------------------
                    Ronald O. Kruse

                  /s/ JOHN J. LOPORTO                               Director             March 15, 2000
--------------------------------------------------------
                    John J. LoPorto

                   /s/ JAMES C. SELEY                               Director             March 15, 2000
--------------------------------------------------------
                     James C. Seley

                   /s/ SAN E. VACCARO                               Director             March 15, 2000
--------------------------------------------------------
                     San E. Vaccaro

              /s/ EDWARD J. BIEBRICH, JR.                    Chief Financial Officer     March 15, 2000
--------------------------------------------------------    (Principal Financial and
                Edward J. Biebrich, Jr.                        Accounting Officer)

                   /s/ D. LINN WILEY                         Director, President and     March 15, 2000
--------------------------------------------------------     Chief Executive Officer
                     D. Linn Wiley                        (Principal Executive Officer)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 1999          1998
                                                              ----------    ----------
Federal funds sold..........................................  $       --    $   57,390
  Investment securities held to maturity (Note 2)...........          --        70,011
  Investment securities available for sale (Note 2).........     877,332       716,811
  Loans and lease finance receivables, net (Notes 3, 4, and
     5).....................................................     935,791       817,296
                                                              ----------    ----------
          Total earning assets..............................   1,813,123     1,661,508
  Cash and due from banks...................................     118,360       117,574
  Premises and equipment, net (Note 6)......................      27,726        27,771
  Other real estate owned, net (Note 5).....................         703         2,102
  Deferred taxes (Note 7)...................................      20,941         4,666
  Goodwill..................................................       8,452         9,635
  Cash value of life insurance..............................       6,793         6,509
  Accrued interest receivable...............................      11,454         9,358
  Other assets..............................................       3,205         1,946
                                                              ----------    ----------
          Total.............................................  $2,010,757    $1,841,069
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 8):
     Noninterest-bearing....................................  $  649,821    $  638,683
     Interest-bearing.......................................     851,252       836,956
                                                              ----------    ----------
          Total deposits....................................   1,501,073     1,475,639
  Demand note to U.S. Treasury..............................      16,951            95
  Short-term borrowings (Note 9)............................     323,000       200,000
  Securities purchased not settled..........................          --         5,000
  Accrued interest payable..................................       5,341         4,674
  Other liabilities (Notes 7, 11, and 19)...................      23,622        16,231
                                                              ----------    ----------
          Total liabilities.................................   1,869,987     1,701,639
                                                              ----------    ----------
Commitments and Contingencies (Note 10)
Stockholders' Equity (Notes 14 and 15)
  Preferred stock -- authorized,
     20,000,000 shares without par value; no shares issued
     or outstanding
  Common stock -- authorized, 50,000,000 shares without par
     value; issued and outstanding, 24,716,832 (1999) and
     19,527,646 (1998)......................................     105,304       102,565
  Retained earnings.........................................      51,857        35,517
  Accumulated other comprehensive (loss) income, net of tax
     (Note 2)...............................................     (16,391)        1,348
                                                              ----------    ----------
          Total stockholders' equity........................     140,770       139,430
                                                              ----------    ----------
          Total.............................................  $2,010,757    $1,841,069
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1999        1998        1997
                                                             --------    --------    --------
Interest Income:
  Loans, including fees....................................  $ 78,385    $ 74,840    $ 71,821
                                                             --------    --------    --------
  Investment securities:
     Taxable...............................................    42,885      33,385      25,290
     Tax-advantaged........................................     5,663       4,370       2,553
                                                             --------    --------    --------
                                                               48,548      37,755      27,843
                                                             --------    --------    --------
     Federal funds sold....................................     1,545       3,360       1,848
                                                             --------    --------    --------
          Total interest income............................   128,478     115,955     101,512
                                                             --------    --------    --------
Interest Expense:
  Deposits (Note 8)........................................    26,267      27,951      24,404
  Other borrowings.........................................    12,199       7,462       3,924
                                                             --------    --------    --------
          Total interest expense...........................    38,466      35,413      28,328
                                                             --------    --------    --------
Net Interest Income Before Provision for Credit Losses.....    90,012      80,542      73,184
Provision for Credit Losses (Note 5).......................     2,700       2,600       2,810
                                                             --------    --------    --------
Net Interest Income After Provision for Credit Losses......    87,312      77,942      70,374
                                                             --------    --------    --------
Other Operating Income:
  Service charges on deposit accounts......................    10,558       8,810       8,612
  Trust services...........................................     3,748       3,472       3,161
  Other....................................................     4,324       5,477       5,757
                                                             --------    --------    --------
          Total other operating income.....................    18,630      17,759      17,530
                                                             --------    --------    --------
Other Operating Expenses:
  Salaries, wages, and employee benefits (Notes 11, 12, and
     14)...................................................    29,141      28,838      27,913
  Occupancy (Note 10)......................................     4,825       5,109       4,569
  Equipment................................................     4,730       4,645       4,068
  Stationery and supplies..................................     3,647       3,374       3,243
  Professional services....................................     3,391       3,305       2,814
  Promotion................................................     2,869       2,497       2,551
  Data processing..........................................     2,352       1,928       1,777
  Deposit insurance premiums...............................       210         220         201
  Other real estate owned expense (Note 5).................       647       1,211       2,783
  Acquisition costs (Note 19)..............................     4,856          --          --
  Other....................................................     8,069       6,054       4,747
                                                             --------    --------    --------
          Total other operating expenses...................    64,737      57,181      54,666
                                                             --------    --------    --------
Earnings Before Income Taxes...............................    41,205      38,520      33,238
Income Taxes (Note 7)......................................    15,245      14,403      12,670
                                                             --------    --------    --------
Net Earnings...............................................  $ 25,960    $ 24,117    $ 20,568
                                                             ========    ========    ========
Basic Earnings Per Common Share (Note 13)..................  $   1.06    $   0.99    $   0.85
                                                             ========    ========    ========
Diluted Earnings Per Common Share (Note 13)................  $   1.02    $   0.95    $   0.82
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1999
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                          COMMON                              COMPREHENSIVE
                                          SHARES       COMMON     RETAINED       INCOME,      COMPREHENSIVE
                                        OUTSTANDING    STOCK      EARNINGS     NET OF TAX        INCOME
                                        -----------   --------   ----------   -------------   -------------
BALANCE, JANUARY 1, 1997..............    12,902      $ 69,617    $ 38,744      $   (318)
  Repurchase of common stock..........       (95)         (591)     (1,344)
  Issuance of common stock............       122         1,093
  3-for-2 stock split.................     5,001
  Tax benefit from exercise of stock
     options..........................                                 194
  Cash dividends......................                              (5,327)
  Comprehensive income:
     Net earnings.....................                              20,568                      $ 20,568
     Other comprehensive income --
       Unrealized gains on securities
          available for sale, net.....                                             1,035           1,035
                                                                                                --------
          Comprehensive income........                                                          $ 21,603
                                          ------      --------    --------      --------        ========
BALANCE, DECEMBER 31, 1997............    17,930        70,119      52,835           717
  Repurchase of common stock..........       (92)         (380)     (1,527)
  Issuance of common stock............       187           639
  10% stock dividend..................     1,503        32,187     (32,187)
  Tax benefit from exercise of stock
     options..........................                                 171
  Cash dividends......................                              (7,892)
  Comprehensive income:
     Net earnings.....................                              24,117                      $ 24,117
     Other comprehensive income --
       Unrealized gains on securities
          available for sale, net.....                                               631             631
                                                                                                --------
          Comprehensive income........                                                          $ 24,748
                                          ------      --------    --------      --------        ========
BALANCE, DECEMBER 31, 1998............    19,528       102,565      35,517         1,348
  Issuance of common stock............       246         2,739
  5-for-4 stock split.................     4,943
  Tax benefit from exercise of stock
     options..........................                                 221
  Cash dividends......................                              (9,841)
  Comprehensive income:
     Net earnings.....................                              25,960                      $ 25,960
     Other comprehensive income --
       Unrealized losses on securities
          available for sale, net.....                                           (17,739)        (17,739)
                                                                                                --------
          Comprehensive income........                                                          $  8,221
                                          ------      --------    --------      --------        ========
BALANCE, DECEMBER 31, 1999............    24,717      $105,304    $ 51,857      $(16,391)
                                          ======      ========    ========      ========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998      1997
                                                              --------    ------    ------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding (losses) gains on securities arising
  during the period.........................................  $(30,848)   $1,468    $1,762
Tax benefit (expense).......................................    13,058      (600)     (746)
Less:
  Reclassification adjustment for losses (gains) on
     securities included in net income......................        80      (407)       (7)
  Reclassification adjustment for losses included in net
     earnings for securities transferred....................                  35        40
Add --
  Tax (benefit) expense.....................................       (29)      135       (14)
                                                              --------    ------    ------
Net unrealized (loss) gain on securities....................  $(17,739)   $  631    $1,035
                                                              ========    ======    ======

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received...........................................  $ 133,128    $ 110,980    $  97,768
Service charges and other fees received.....................     19,121       21,320       20,911
Interest paid...............................................    (37,799)     (34,228)     (27,872)
Cash paid to suppliers and employees........................    (56,307)     (51,230)     (49,176)
Income taxes paid...........................................    (17,301)     (14,468)     (12,510)
                                                              ---------    ---------    ---------
        Net cash provided by operating activities...........     40,842       32,374       29,121
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale........     30,249       96,187       53,689
Proceeds from maturities of securities available for sale...    165,126      154,837       86,536
Proceeds from maturities of securities held to maturity.....      1,018        7,487        3,925
Purchases of securities available for sale..................   (320,357)    (524,817)    (206,510)
Purchases of securities held to maturity....................     (9,550)     (14,317)     (10,691)
Net increase in loans.......................................   (122,990)     (85,329)     (54,480)
Proceeds from sale of other real estate owned...............      2,262        5,401       13,000
Proceeds from sale of premises and equipment................         67        2,204           55
Purchases of premises and equipment.........................     (4,066)      (4,507)      (2,577)
Other investing activities..................................      2,607        1,408          569
                                                              ---------    ---------    ---------
        Net cash used in investing activities...............   (255,634)    (361,446)    (116,484)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits and money
  market and savings accounts...............................     18,650      144,777       33,987
Net increase in time certificates of deposit................      6,784       36,375       71,540
Net increase (decrease) in short-term borrowings............    139,856      143,172      (11,688)
Cash dividends on common stock..............................     (9,841)      (7,892)      (5,327)
Repurchase of common stock..................................                  (1,907)      (1,935)
Proceeds from exercise of stock options.....................      2,739          639          720
                                                              ---------    ---------    ---------
        Net cash provided by financing activities...........    158,188      315,164       87,297
                                                              ---------    ---------    ---------
Net Decrease in Cash and Cash Equivalents...................    (56,604)     (13,908)         (66)
Cash and Cash Equivalents, Beginning of Year................    174,964      188,872      188,938
                                                              ---------    ---------    ---------
Cash and Cash Equivalents, End of Year......................  $ 118,360    $ 174,964    $ 188,872
                                                              =========    =========    =========
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net earnings................................................  $  25,960    $  24,117    $  20,568
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Gain on sales of investment securities....................        (60)        (451)         (95)
  Loss on sales of investment securities....................        140           44           88
  Loss (gain) on sale of premises and equipment.............         10         (684)         (26)
  Gain on sale of other real estate owned...................       (631)        (116)        (204)
  Gain on sale of loans.....................................       (182)        (655)      (1,374)
  Gain on cash value of life insurance......................       (199)        (213)        (219)
  Amortization of premiums (accretion of discounts) on
    investment securities...................................      7,156       (1,185)      (1,138)
  Provision for credit losses...............................      2,700        2,600        2,810
  Provision for losses on other real estate owned...........        300          500        1,686
  Proceeds from loan sales..................................      4,830       10,553       19,264
  Origination of loans held for sale........................     (4,648)      (9,898)     (17,890)
  Depreciation and amortization.............................      4,035        3,679        3,518
  Change in accrued interest receivable.....................     (2,096)      (1,275)         226
  Change in accrued interest payable........................        667        1,184          457
  Deferred tax benefit (provision)..........................     (2,967)      (1,208)         153
  Change in other assets and liabilities....................      5,827        5,382        1,297
                                                              ---------    ---------    ---------
        Total adjustments...................................     14,882        8,257        8,553
                                                              ---------    ---------    ---------
Net Cash Provided by Operating Activities...................  $  40,842    $  32,374    $  29,121
                                                              =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Real estate acquired through foreclosure..................  $   1,795    $   3,560    $  11,553
  Loans to facilitate the sale of other real estate owned...  $   1,235    $     200    $   4,519
  Securities purchased not settled..........................  $      --    $   5,000    $  10,300

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1999

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

     Principles of Consolidation -- The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank"), Community Trust Deed Services, CVB Ventures, Inc., and Chino Valley Bancorp, after elimination of all material intercompany transactions and balances.

     Nature of Operations -- The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its asset management division and branch offices. The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, and Orange County areas of Southern California. The Bank operates 30 branches with the headquarters located in the city of Ontario.

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

     The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

     Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term in a manner that approximates the level-yield method.

     Provision and Allowance for Credit Losses -- The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio and reflects an amount that, in management's judgment, is adequate to provide for potential credit losses after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating credit losses. The provision for credit losses is charged to expense.

     Premises and Equipment -- Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial terms of the leases.

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

     Business Combinations and Intangible Assets -- The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill. These intangible assets are being amortized over a 15-year period on the straight-line basis.

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

     Current Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was adopted during the year ended December 31, 1999, with an immaterial impact on the Company's consolidated financial statements.

     Reclassifications -- Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current year's presentation. In addition, all prior years'

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

amounts have been restated to account for the acquisition of Orange National Bancorp ("ONB") under the pooling-of-interests method of accounting.

 2. INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service.

                                                                        1999
                                                  ------------------------------------------------
                                                    GROSS         GROSS
                                                  UNREALIZED    UNREALIZED
                                                  AMORTIZED      HOLDING      HOLDING       FAIR
                                                     COST         GAINS        LOSSES      VALUE
                                                  ----------    ----------    --------    --------
                                                                   (IN THOUSANDS)
Investment securities available for sale:
  U.S. Treasury securities......................   $    999                   $     (8)   $    991
  Mortgage-backed securities....................    231,233       $   74        (5,800)    225,507
  CMO/REMICs....................................    434,680            2       (17,952)    416,730
  Government agency.............................     35,392                       (510)     34,882
  Municipal bonds...............................    165,137          472        (4,663)    160,946
  Other debt securities.........................      9,536                        (43)      9,493
  CRA Investment................................        820                                    820
  FHLB stock....................................     27,963                                 27,963
                                                   --------       ------      --------    --------
                                                   $905,760       $  548      $(28,976)   $877,332
                                                   ========       ======      ========    ========

                                                                        1998
                                                  ------------------------------------------------
                                                    GROSS         GROSS
                                                  UNREALIZED    UNREALIZED
                                                  AMORTIZED      HOLDING      HOLDING       FAIR
                                                     COST         GAINS        LOSSES      VALUE
                                                  ----------    ----------    --------    --------
                                                                   (IN THOUSANDS)
Investment securities held to maturity:
  Mortgage-backed securities....................   $  4,409       $  136                  $  4,545
  CMO/REMICS....................................     17,640           77      $    (25)     17,692
  Municipal bonds...............................     47,962        1,917                    49,879
                                                   --------       ------      --------    --------
                                                   $ 70,011       $2,130      $    (25)   $ 72,116
                                                   ========       ======      ========    ========
Investment securities available for sale:
  U.S. Treasury securities......................   $  3,005       $   18                  $  3,023
  Mortgage-backed securities....................    150,588        1,157      $   (185)    151,560
  CMO/REMICs....................................    444,119        1,279          (753)    444,645
  Government agency.............................     35,670           90           (13)     35,747
  Municipal bonds...............................     58,483          941           (84)     59,340
  CRA Investment................................        820                                    820
  FRB stock.....................................        170                                    170
  FHLB stock....................................     21,506                                 21,506
                                                   --------       ------      --------    --------
                                                   $714,361       $3,485      $ (1,035)   $716,811
                                                   ========       ======      ========    ========

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. Approximately 95 percent of such securities are U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. The remaining collateralized

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

mortgage obligations are backed by agency-pooled collateral or whole loan collateral. All non-agency issues held are currently rated "AAA" by either Standard & Poor's or Moody's.

     At December 31, 1999 and 1998, investment securities having an amortized cost of approximately $507,695,000 and $390,308,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

     As discussed in Note 1, the Company adopted SFAS No. 133 during the year ended December 31, 1999. As permitted by SFAS No. 133, the Company reclassified investment securities from held to maturity to available for sale. The amortized cost at the date of transfer was $71,609,000 and the fair value was $72,283,000. The unrealized gain was recorded in stockholders' equity, net of income taxes.

     The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2030, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                                              AVAILABLE FOR SALE
                                                      ----------------------------------
                                                                               WEIGHTED-
                                                      AMORTIZED      FAIR       AVERAGE
                                                        COST        VALUE        YIELD
                                                      ---------    --------    ---------
                                                            (DOLLARS IN THOUSANDS)
Due in one year or less.............................  $ 13,464     $ 13,385       5.46%
Due after one year through five years...............    45,835       45,429       6.61%
Due after five years through ten years..............    58,472       57,051       6.82%
Due after ten years.................................    94,113       91,267       7.76%
                                                      --------     --------
                                                       211,884      207,132       7.11%
FHLB stock..........................................    27,963       27,963
Mortgage-backed securities and CMO/REMICs...........   665,913      642,237       6.47%
                                                      --------     --------
                                                      $905,760     $877,332       6.63%
                                                      ========     ========

     Net realized gains on sales of investment securities available for sale are as follows:

                                                              1999     1998    1997
                                                              -----    ----    ----
                                                                 (IN THOUSANDS)
Gross realized gains........................................  $  60    $451    $ 95
Gross realized losses.......................................   (140)    (44)    (88)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

 3. LOANS AND LEASE FINANCE RECEIVABLES

     The following is a summary of the components of loan and lease finance receivables at December 31:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Commercial, financial, and industrial..................  $392,094    $287,518
Real estate:
  Mortgage.............................................   375,387     385,393
  Construction.........................................    48,078      34,489
Consumer...............................................    24,731      28,996
Municipal lease finance receivables....................    21,268      22,923
Agribusiness...........................................    94,560      76,283
                                                         --------    --------
                                                          956,118     835,602
Allowance for credit losses (Note 5)...................   (16,761)    (14,888)
Deferred loan origination fees, net....................    (3,566)     (3,418)
                                                         --------    --------
                                                         $935,791    $817,296
                                                         ========    ========

     At December 31, 1999, the Bank held approximately $428,642,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 5 to 17 percent and have contractual maturities between 1 and 25 years.

 4. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

     The following is an analysis of the activity of all such loans:

                                                             1999      1998
                                                            ------    -------
                                                             (IN THOUSANDS)
Outstanding balance, beginning of year....................  $6,458    $ 6,636
Credit granted, including renewals........................     259      3,016
Repayments................................................    (610)    (3,194)
Changes in officer/director loans due to merger...........    (611)
                                                            ------    -------
Outstanding balance, end of year..........................  $5,496    $ 6,458
                                                            ======    =======

5. ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Balance, beginning of year............................  $14,888    $13,103    $13,608
Provision charged to operations.......................    2,700      2,600      2,810
Loans charged off.....................................   (1,023)    (1,141)    (3,672)
Recoveries on loans previously charged off............      196        326        357
                                                        -------    -------    -------
Balance, end of year..................................  $16,761    $14,888    $13,103
                                                        =======    =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

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

     At December 31, 1999 and 1998, the Bank had classified as impaired, loan amounts totaling $3,240,000 and $10,991,000, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $405,000 and $1,208,000 on such loans, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999, 1998, and 1997 was approximately $7,161,000, $8,800,000, and $13,693,000, respectively. Interest income of $459,000, $986,000, and $1,238,000 was recognized on impaired loans during the years ended December 31, 1999, 1998, and 1997, respectively.

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

     At December 31, 1999, loans on nonaccrual status totaled $1,191,000, all of which are included in the impaired loans discussed above, compared to $8,849,000 at December 31, 1998.

     Activity in the allowance for other real estate owned losses was as follows:

                                                           1999     1998      1997
                                                           -----    -----    -------
                                                                (IN THOUSANDS)
Balance, beginning of year...............................  $ 553    $ 416    $ 2,184
Provision charged to operations..........................    300      500      1,686
Charge-offs of other real estate owned...................   (739)    (363)    (3,454)
                                                           -----    -----    -------
Balance, end of year.....................................  $ 114    $ 553    $   416
                                                           =====    =====    =======

     The Company incurred additional expenses of $347,000 (1999), $711,000
(1998), and $1,097,000 (1997) related to the holding and disposition of other real estate owned.

6. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Land...................................................  $  5,717    $  5,717
Bank premises..........................................    22,156      21,076
Furniture and equipment................................    25,608      22,936
Leased property under capital lease....................       649         649
                                                         --------    --------
                                                           54,130      50,378
Accumulated depreciation and amortization..............   (26,404)    (22,607)
                                                         --------    --------
                                                         $ 27,726    $ 27,771
                                                         ========    ========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

 7. INCOME TAXES

     Income tax expense comprised the following:

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current provision:
  Federal.............................................  $13,175    $11,403    $ 9,090
  State...............................................    5,037      4,208      3,427
                                                        -------    -------    -------
                                                         18,212     15,611     12,517
                                                        -------    -------    -------
Deferred (benefit) provision:
  Federal.............................................   (2,373)      (972)       154
  State...............................................     (594)      (236)        (1)
                                                        -------    -------    -------
                                                         (2,967)    (1,208)       153
                                                        -------    -------    -------
                                                        $15,245    $14,403    $12,670
                                                        =======    =======    =======

     Income tax (asset) liability comprised the following:

                                                            1999       1998
                                                          --------    -------
                                                            (IN THOUSANDS)
Current:
  Federal...............................................  $  1,659    $ 1,202
  State.................................................       777        330
                                                          --------    -------
                                                             2,436      1,532
                                                          --------    -------
Deferred:
  Federal...............................................   (17,111)    (3,596)
  State.................................................    (3,830)    (1,070)
                                                          --------    -------
                                                           (20,941)    (4,666)
                                                          --------    -------
                                                          $(18,505)   $(3,134)
                                                          ========    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

     The components of the net deferred tax asset are as follows:

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
FEDERAL
Deferred tax liabilities:
  Depreciation..............................................  $ 2,428    $ 2,608
  Valuation of trust assets.................................      499        543
  Core deposit premium......................................      145        268
  Leases....................................................       82         85
  Deferred income...........................................       84
                                                              -------    -------
Gross deferred tax liability................................    3,238      3,504
                                                              -------    -------
Deferred tax assets:
  California franchise tax..................................    1,162      1,106
  Bad debt and credit loss deduction........................    5,648      4,421
  Other real estate owned reserves..........................      187        290
  Deferred compensation.....................................      977      1,270
  Self-insurance reserves...................................      427        298
  Unrealized loss (gain) on investment securities, net......   10,040     (1,102)
  Other, net................................................    1,908        817
                                                              -------    -------
Gross deferred tax asset....................................   20,349      7,100
                                                              -------    -------
Net deferred tax asset -- federal...........................  $17,111    $ 3,596
                                                              =======    =======
STATE
Deferred tax liabilities:
  Depreciation..............................................  $   567    $   588
  Valuation of trust assets.................................      154        168
  Core deposit premium......................................       45         80
  Deferred income...........................................      145
                                                              -------    -------
Gross deferred tax liability................................      911        836
                                                              -------    -------
Deferred tax assets:
  Bad debt and credit loss deduction........................    1,600      1,303
  Other real estate owned reserves..........................       58         90
  Deferred compensation.....................................      303        400
  Self-insurance reserves...................................      132         92
  Other accrued expense.....................................      574
  Unrealized loss (gain) on investment securities, net......    1,997       (169)
  Other, net................................................       77        190
                                                              -------    -------
Gross deferred tax asset....................................    4,741      1,906
                                                              -------    -------
Net deferred tax asset -- state.............................  $ 3,830    $ 1,070
                                                              =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                                   1999                 1998                 1997
                                             -----------------    -----------------    -----------------
                                             AMOUNT               AMOUNT               AMOUNT
                                             (000S)    PERCENT    (000S)    PERCENT    (000S)    PERCENT
                                             -------   -------    -------   -------    -------   -------
Federal income tax at statutory rate.......  $14,422     35.0%    $13,482     35.0%    $11,633     35.0%
State franchise taxes, net of federal
  benefit..................................    2,903      7.1       2,714      7.1       2,342      7.1
Tax-exempt interest........................   (2,241)    (5.4)     (1,917)    (5.0)     (1,425)    (4.3)
Other, net.................................      161      0.3         124      0.3         120      0.3
                                             -------    -----     -------    -----     -------    -----
                                             $15,245     37.0%    $14,403     37.4%    $12,670     38.1%
                                             =======    =====     =======    =====     =======    =====

 8. DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $233,607,000 and $222,187,000 at December 31, 1999 and 1998,
respectively. Interest expense on such deposits amounted to approximately $10,728,000 (1999), $11,166,000 (1998), and $8,516,000 (1997).

     At December 31, 1999, the scheduled maturities of time certificates of deposit are as follows:

2000........................................................  $322,483,000
2001........................................................     5,566,000
2002........................................................     1,125,000
2003........................................................       550,000
2004 and thereafter.........................................       565,000
                                                              ------------
                                                              $330,289,000
                                                              ============

 9. SHORT-TERM BORROWINGS

     During 1999 and 1998, the Bank entered into short-term borrowing agreements with FHLB. The Bank had outstanding balances of $280,000,000 and $195,000,000 under these agreements at December 31, 1999 and 1998, respectively, with weighted-average interest rates of 5.6 percent and 5.3 percent, respectively. In addition, on December 31, 1999 and 1998, the Bank entered into an overnight agreement with FHLB to borrow $20,000,000 and $5,000,000 at 5.5 percent and 4.8 percent annual interest, respectively. FHLB is holding certain investment securities of the Bank as collateral for these borrowings. On December 31, 1999, the Bank entered into an overnight agreement with a financial institution to borrow $23,000,000 at 5.0 percent annual interest. The Bank maintained cash deposits with the financial institution as collateral for these borrowings.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, excluding property taxes and insurance, are approximately as follows:

2000........................................................  $ 2,235,000
2001........................................................    1,806,000
2002........................................................    1,687,000
2003........................................................    1,390,000
2004........................................................      947,000
Succeeding years............................................    2,738,000
                                                              -----------
          Total minimum payments required...................  $10,803,000
                                                              ===========

     Total rental expense for the Company was approximately $2,497,000 (1999), $2,494,000 (1998), and $2,389,000 (1997).

     At December 31, 1999, the Bank had commitments to extend credit of approximately $249,500,000 and obligations under letters of credit of $13,199,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

     The Bank has available lines of credit totaling $140,000,000 from certain financial institutions.

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest. The lawsuit alleges that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998 and is proceeding with the appellate process, which could take an extended period of time to complete.

     In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company's internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. During 1999 and 1998, the Company has accrued a liability for a portion of the judgment discussed above. Management believes the ultimate outcome of this case will not have a material effect on the Company's future consolidated financial position or results of operations.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

11. DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena ("CCT&SB") in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $50,000
(1999), $59,000 (1998), and $54,000 (1997).

     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees' beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees' beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $221,000 for 1999, 1998, and 1997.

     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with ONB. These agreements called for periodic payments over 179 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $162,000 in 1999.

12. 401(k) AND PROFIT-SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors and amounted to approximately $1,182,000
(1999), $1,047,000 (1998), and $1,021,000 (1997).

     ONB had a salary deferral 401(k) plan for all employees who had completed one year of service. ONB contributed discretionary matching funds of $71,000 to the plan in 1999 and $102,000 in 1998 and 1997. The plan was terminated upon completion of the merger.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

13. EARNINGS PER SHARE RECONCILIATION (Dollars and shares in thousands, except per share amounts)

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
                                                  DECEMBER 31, 1999
                                                  ----------------------------------------
BASIC EPS
Income available to common stockholders........    $25,960         24,536         $ 1.06
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                       930          (0.04)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $25,960         25,466         $ 1.02
                                                   =======         ======         ======
                                                  DECEMBER 31, 1998
                                                  ----------------------------------------
BASIC EPS
Income available to common stockholders........    $24,117         24,424         $ 0.99
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                       919          (0.04)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $24,117         25,343         $ 0.95
                                                   =======         ======         ======
                                                  DECEMBER 31, 1997
                                                  ----------------------------------------
BASIC EPS
Income available to common stockholders........    $20,568         24,283         $ 0.85
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                       902          (0.03)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $20,568         25,185         $ 0.82
                                                   =======         ======         ======

14. STOCK OPTION PLANS

     The Company has granted options to purchase shares of the Company's common stock to certain officers and Directors under a plan established in 1991. The plan authorizes the issuance of up to 2,823,425 shares. Option prices under the plan are to be determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors. Each option shall expire no later than 10 years from the grant date.

     At December 31, 1999, options for the purchase of 1,091,060 shares of the Company's common stock were outstanding under the plan, of which options to purchase 893,112 shares were exercisable at prices ranging from $2.49 to $20.50; 984,683 shares of common stock were available for the granting of future options under the plan.

     As a result of the merger with ONB, the Company assumed two compensatory incentive stock option plans in which options to purchase shares of ONB's common stock were granted to certain management and key personnel. Options to purchase shares of ONB's common stock have been converted to options to purchase the Company's common stock. At December 31, 1999, options for the purchase of 237,065 shares

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

were outstanding and exercisable at prices ranging from $9.46 to $15.47. There are no further options available for grant under these plans.

     The following table presents the status of all optioned shares and per share amounts after giving effect to the 5-for-4 stock split declared in 1999:

                                                            SHARES        PRICE RANGE
                                                           ---------    ---------------
Outstanding at January 1, 1997...........................  1,505,828    $ 2.49 - $ 7.33
Granted..................................................    392,703    $ 2.49 - $12.53
Exercised................................................   (205,386)   $ 2.49 - $12.27
Canceled.................................................    (25,095)   $ 2.49 - $ 6.45
                                                           ---------
Outstanding at December 31, 1997.........................  1,668,050    $ 2.49 - $12.53
Granted..................................................    244,233    $12.86 - $18.36
Exercised................................................   (286,891)   $ 2.49 - $11.46
Canceled.................................................    (25,335)   $ 5.61 - $17.09
                                                           ---------
Outstanding at December 31, 1998.........................  1,600,057    $ 2.49 - $18.36
Granted..................................................     36,297    $14.46 - $21.30
Exercised................................................   (308,229)   $ 2.49 - $17.09
                                                           ---------
Outstanding at December 31, 1999.........................  1,328,125    $ 2.49 - $21.30
                                                           =========

     At December 31, 1999, 1,130,177 options are exercisable at an average exercise price of $6.23. The remaining weighted-average contractual life of the 1,328,125 options outstanding at December 31, 1999 is 5.1 years.

     In accordance with the compensation agreement of a key executive, 16,105 shares of the Company's common stock were granted to him in 1997. This agreement does not require the granting of additional shares to this executive through the remaining term of the agreement. However, the Board of Directors may grant additional shares to this executive at its discretion.

     The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for those options issued in accordance with the employment agreement discussed above.

     The following table presents the effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Reduction in net income.....................................  $ 239     $ 356     $ 656
Reduction in basic earnings per common share................  $0.01     $0.01     $0.03
Reduction in diluted earnings per common share..............  $0.01     $0.01     $0.03

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       1999         1998         1997
                                                     ---------    ---------    ---------
Dividend yield.....................................    2.2%         2.4%         1.5%
Volatility.........................................    32.4%        27.5%        23.7%
Risk-free interest rate............................    5.5%         5.0%         6.0%
Expected life......................................  7.0 years    6.9 years    8.8 years

15. REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct, material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 1999, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the institution's category.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

          The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                                    TO BE WELL
                                                                                CAPITALIZED UNDER
                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                          ACTUAL          ADEQUACY PURPOSES:    ACTION PROVISIONS:
                                     -----------------    ------------------    ------------------
                                      AMOUNT               AMOUNT                AMOUNT
                                      (000S)     RATIO     (000S)     RATIO      (000S)     RATIO
                                     --------    -----    --------    ------    --------    ------
As of December 31, 1999:
  Total Capital (to Risk-Weighted
     Assets)
     Company.......................  $163,579    13.9%    $94,146    >/=8.0%                   N/A
     Bank..........................   160,160    13.6%     94,212    >/=8.0%    $117,765   >/=10.0%
  Tier I Capital (to Risk-Weighted
     Assets)
     Company.......................   148,710    12.6%     47,210      >4.0%                   N/A
     Bank..........................   145,313    12.3%     47,256      >4.0%      70,884     > 6.0%
  Tier I Capital (to Average
     Assets)
     Company.......................   148,710     7.7%     77,252    >/=4.0%                   N/A
     Bank..........................   145,313     7.6%     76,481    >/=4.0%      95,601    >/=5.0%
As of December 31, 1998:
  Total Capital (to Risk-Weighted
     Assets)
     Company.......................   140,840    13.6%     82,847    >/=8.0%                   N/A
     Bank..........................   138,017    13.3%     83,018    >/=8.0%     103,772   >/=10.0%
  Tier I Capital (to Risk-Weighted
     Assets)
     Company.......................   128,447    12.4%     41,435      >4.0%                   N/A
     Bank..........................   125,650    12.1%     41,537      >4.0%      62,306     > 6.0%
  Tier I Capital (to Average
     Assets)
     Company.......................   128,447     7.4%     69,431    >/=4.0%                   N/A
     Bank..........................   125,650     7.3%     68,849    >/=4.0%      86,062   >/= 5.0%

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 1999, declare and pay additional dividends of approximately $48,672,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 1999, this reserve requirement was approximately $737,000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                1999        1998
                                                              --------    --------
Assets:
  Investment in Citizens Business Bank......................  $137,373    $136,633
  Other assets, net.........................................    11,895       7,791
                                                              --------    --------
          Total assets......................................  $149,268    $144,424
                                                              ========    ========
Liabilities.................................................  $  8,498    $  4,994
Stockholders' equity........................................   140,770     139,430
                                                              --------    --------
          Total liabilities and stockholders' equity........  $149,268    $144,424
                                                              ========    ========

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                               1999       1998       1997
                                                              -------    -------    -------
Equity in earnings of Citizens Business Bank................  $29,179    $24,441    $20,806
Acquisition costs...........................................   (4,856)
Other income (expense), net.................................    1,637       (324)      (238)
                                                              -------    -------    -------
Net earnings................................................  $25,960    $24,117    $20,568
                                                              =======    =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................  $ 25,960    $ 24,117    $ 20,568
  Adjustments to reconcile net earnings to cash (used in)
     provided by operating activities:
     Earnings of Citizens Business Bank....................   (29,179)    (24,441)    (20,806)
     Other operating activities, net.......................     2,273       1,365       1,273
                                                             --------    --------    --------
          Total adjustments................................   (26,906)    (23,076)    (19,533)
                                                             --------    --------    --------
          Net cash (used in) provided by operating
            activities.....................................      (946)      1,041       1,035
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Citizens Business Bank...........    10,700       9,329       5,724
  Dividends received from Community Trust Deed Services....                               140
                                                             --------    --------    --------
          Net cash provided by investing activities........    10,700       9,329       5,864
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock...........................    (9,841)     (7,892)     (5,327)
  Proceeds from exercise of stock options..................     2,739         639         720
  Stock repurchase.........................................                (1,907)     (1,935)
                                                             --------    --------    --------
          Net cash used in financing activities............    (7,102)     (9,160)     (6,542)
                                                             --------    --------    --------
Net Increase in Cash and Cash Equivalents..................     2,652       1,210         357
Cash and Cash Equivalents, Beginning of Year...............     2,945       1,735       1,378
                                                             --------    --------    --------
Cash and Cash Equivalents, End of Year.....................  $  5,597    $  2,945    $  1,735
                                                             ========    ========    ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net interest income...........................  $21,399     $22,057      $22,502         $24,054
Provision for credit losses...................      670         520          810             700
Net earnings..................................    6,265       7,025        7,203           5,467
Basic earnings per common share...............     0.26        0.29         0.29            0.22
Diluted earnings per common share.............     0.25        0.28         0.28            0.21
1998
Net interest income...........................  $19,110     $19,792      $20,213         $21,427
Provision for credit losses...................      850         470          640             640
Net earnings..................................    5,425       5,938        6,171           6,583
Basic earnings per common share...............     0.22        0.24         0.26            0.27
Diluted earnings per common share.............     0.22        0.23         0.24            0.26

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

18. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1999 and 1998. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                           1999                      1998
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                      (IN THOUSANDS)            (IN THOUSANDS)
ASSETS
Cash and cash equivalents.......................  $118,360     $118,360     $174,964     $174,964
Investment securities held to maturity..........                              70,011       72,116
Investment securities available for sale........   877,332      877,332      716,811      716,811
Loans and lease finance receivables, net........   935,791      934,465      817,296      817,122
Accrued interest receivable.....................    11,454       11,454        9,358        9,358
LIABILITIES
Deposits:
  Noninterest-bearing...........................  $649,821     $649,821     $638,683     $638,683
  Interest-bearing..............................   851,252      851,229      836,956      836,709
Demand note to U.S. Treasury....................    16,951       16,951           95           95
Short-term borrowings...........................   323,000      323,000      200,000      200,000
Securities purchased not settled................                               5,000        5,000
Accrued interest payable........................     5,341        5,341        4,674        4,674

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

          The carrying amount of cash and cash equivalents is considered to be a reasonable estimate of fair value. For investment securities, fair values are based on quoted market prices, dealer quotes, and prices obtained from an independent pricing service.

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

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

          The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 1999 and 1998 includes the carrying amount of nonaccrual loans at each respective date.

          The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 1999 or 1998, as these instruments predominantly have adjustable terms and are of a short-term nature.

          The amounts of accrued interest receivable on loans and lease finance receivables and investments are considered to be stated at fair value.

          The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings, securities purchased not settled, and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19. ACQUISITION

     On October 4, 1999, ONB merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. In the merger, 3,003,007 shares of the Company's common stock were issued to holders of common stock of ONB based on an exchange ratio of 1.5 shares of CVB Financial Corp.'s common stock for each share issued and outstanding of ONB. All of the outstanding shares of common stock of ONB were canceled upon the merger. The financial information for all periods presented has been restated to present the combined consolidated financial condition and results of operations of the Company and ONB as if the merger had been in effect for all periods presented.

     SEPARATE COMPANY INFORMATION FOR POOLING-OF-INTERESTS ACQUISITION -- The following table presents certain financial data reported separately by each company and on a combined basis for the period ended October 3, 1999 and the years ended December 31, 1998 and 1997:

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Net interest income:
  CVB.................................................  $55,609    $65,591    $59,680
  ONB.................................................   11,197     14,951     13,504
                                                        -------    -------    -------
  Combined............................................  $66,806    $80,542    $73,184
                                                        =======    =======    =======
Net income:
  CVB.................................................  $18,207    $20,787    $17,370
  ONB.................................................    2,664      3,330      3,198
                                                        -------    -------    -------
  Combined............................................  $20,871    $24,117    $20,568
                                                        =======    =======    =======

     MERGER RELATED COSTS -- The pooling-of-interests method of accounting requires that certain expenses incurred to effect the merger be treated as current charges against income. The Company charged to expense

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1999

merger costs of approximately $3.0 million, after tax. The merger costs included accounting fees, investment banker fees, legal fees, and severance expenses.

     The following table sets forth the one-time merger costs and the remaining accrual included in other liabilities at December 31, 1999 (amounts in thousands):

                                                                     REMAINING
                                                         MERGER-     ACCRUAL AT
                                                         RELATED    DECEMBER 31,
                                                          COSTS         1999
                                                         -------    ------------
Employee costs.........................................  $2,282        $1,660
Investment banker fees.................................     880
Professional fees......................................     841           235
Data processing........................................     627           218
Other..................................................     226           125
                                                         ------        ------
          Total merger costs...........................  $4,856        $2,238
                                                         ======        ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CVB Financial Corp.
Ontario, California:

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------
Deloitte & Touche LLP

Los Angeles, California
February 2, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                  PAGE
-------                                                                 ----
 2.1      Agreement and Plan of Reorganization by and between CVB
          Financial Corp. and Orange National Bancorp dated May 18,
          1999(1).....................................................    *
 3.1      Articles of Company, as amended.............................   67
 3.2      Bylaws of Company, as amended(2)............................    *
 3.3      Reserved....................................................    *
10.1      Reserved....................................................    *
10.2      Agreement by and among D. Linn Wiley, CVB Financial Corp.
          and Chino Valley Bank dated August 8, 1991.(2)..............    *
10.3      Chino Valley Bank Profit Sharing Plan, as amended.(3).......    *
10.4      Reserved....................................................    *
10.5      Transam One Shopping Center Lease dated May 20, 1986, by and between Transam One and Chino Valley Bank for the East Chino
          Office.(4)..................................................    *
10.6      Sublease dated November 1, 1986, by and between Eldorado
          Bank and Chino Valley Bank for the East Highland
          Office.(4)..................................................    *
10.7      Lease Assignment, Acceptance and Assumption and Consent
          dated December 23, 1986, executed by the FDIC, Receiver of
          Independent National Bank, Covina, California, as Assignor,
          Chino Valley Bank, as Assignee, and INB Bancorp, as Landlord
          under that certain Ground Lease dated September 30, 1983 by and between INB Bancorp and Independent National Bank for
          the Covina Office.(4).......................................    *
10.8      Lease Assignment dated May 15, 1987 and Consent of Lessor
          dated April 21, 1987 executed by Huntington Bank, as
          Assignor, Chino Valley Bank as Assignee and Gerald G. Myers
          and Lynn H. Myers as Lessors under that certain lease dated
          March 1, 1979 between Lessors and Huntington Bank for the
          Arcadia Office.(5)..........................................    *
10.9      Lease Assignment dated May 15, 1987 and Consent of Lessor
          dated March 18, 1987 executed by Huntington Bank, as
          Assignor, Chino Valley Bank as Assignee and George R. Meeker
          as Lessor under that certain Memorandum of Lease dated May
          1, 1982 between Lessor and Huntington Bank for the South
          Arcadia Office.(5)..........................................    *
10.10     Lease Assignment dated May 15, 1987 and Consent of Lessor
          dated March 17, 1987 executed by Huntington Bank, as
          Assignor, Chino Valley Bank as Assignee and William R.
          Hayden and Marie Virginia Hayden as Lessor under that
          Certain Lease and Sublease, dated March 1, 1983, as amended, between Lessors and Huntington Bank for the San Gabriel
          Office.(5)..................................................    *
10.11     Lease Assignment dated May 15, 1987 executed by Huntington
          Bank as Assignor and Chino Valley Bank as Assignee under
          that certain Shopping Center Lease dated June 1, 1982,
          between Anita Associates, a limited partnership and
          Huntington Bank for the Santa Anita ATM Branch.(5)..........    *
10.12     Office Building Lease between Havenpointe Partners Ltd. and
          CVB Financial Corp. dated April 14, 1987 for the Ontario
          Airport Office.(5)..........................................    *
10.13     Form of Indemnification Agreement.(6).......................    *
10.14     Office Building Lease between Chicago Financial Association
          I, a California Limited Partnership and CVB Financial Corp.
          dated October 17, 1989, as amended, for the Riverside
          Branch.(7)..................................................    *
10.15     Office Building Lease between Lobel Financial Corporation
          and Chino Valley Bank dated June 12, 1990, for the Premier
          Results data processing center.(3)..........................    *

EXHIBIT
NUMBER                                                                  PAGE
-------                                                                 ----
10.16     Office Space Lease between Rancon Realty Fund IV and Chino
          Valley Bank dated September 6, 1990, for the Tri-City
          Business Center Branch.(3)..................................    *
10.17     1991 Stock Option Plan, as amended.(12).....................    *
10.18     Reserved....................................................    *
10.19     Reserved....................................................    *
10.20     Lease by and between Allan G. Millew and William F. Kragness and Chino Valley Bank dated March 5, 1993 for the Fontana
          Office.(8)..................................................    *
10.21     Office Lease by and between Mulberry Properties and Chino
          Valley Bank dated October 12, 1992.(8)......................    *
10.22     Reserved....................................................    *
10.23     Reserved....................................................    *
10.24     Reserved....................................................    *
10.25     Lease by and between Bank of America and Chino Valley Bank
          dated October 15, 1993, for the West Arcadia Office.(9).....    *
10.26     Lease by and between RCI Loring and CVB Financial Corp.
          dated March 11, 1993, for the Riverside Office.(9)..........    *
10.27     Lease by and between 110 Wilshire Building Partners, a
          California Partnership and Chino Valley Bank dated October
          21, 1994 for the Fullerton Office.(10)......................    *
10.28     Reserved....................................................    *
10.29     Severance Compensation Agreement dated September 30, 1996
          with Edwin J. Pomplun.(11)..................................    *
10.30     Severance Compensation Agreement dated September 20, 1996
          with Frank Basirico.(11)....................................    *
10.31     Severance Compensation Agreement dated September 27, 1996
          with Jay Coleman.(11).......................................    *
10.32     Reserved....................................................    *
10.33     Severance Compensation Agreement dated September 27, 1996
          with Tony Ellis.(11)........................................    *
10.34     Severance Compensation Agreement dated May 30, 1997 with
          Nancy Sinclair.(11).........................................    *
10.35     Severance Compensation Agreement dated February 1, 1998 with
          Edward Biebrich.(11)........................................    *
10.36     Reserved....................................................    *
10.37     CVB Financial Corp. 1999 Orange National Bancorp 1993
          Continuation Stock Option Plan(13)..........................    *
10.38     CVB Financial Corp. 1999 Orange National Bancorp 1997
          Continuation Stock Option Plan(14)..........................    *
11        Statement regarding computation of per share earnings
          (included in Form 10-K).....................................    *
12        Statement regarding computation of ratios (included in Form
          10-K).......................................................    *
21        Subsidiaries of Company.....................................   77
23        Consent of Independent Certified Public Accountants.........   78
27        Financial Data Schedule.....................................   79

---------------
  *  Not applicable.

 (1) Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K on May 21, 1999, Commission File No. 1-10394, which is incorporated herein by this reference.

 (2) Filed as Exhibits 3.2 and 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-10394, which are incorporated herein by this reference.

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

 (6) Filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

 (7) Filed as Exhibits 10.1 and 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission file number 1-10394, which are incorporated herein by this reference.

 (8) Filed as Exhibit 10.20, 10.21 and to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-10394, which are incorporated herein by this reference.

 (9) Filed as Exhibit 10.25 and 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-10394, which are incorporated herein by this reference.

(10) Filed as Exhibit 10.27 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.

(11) Filed as Exhibits 10.29, 10.30, 10.31, 10.33, 10.34 and 10.35 to the
     Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-10394, which are incorporated herein by reference.

(12) Filed as Exhibit 10.36 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 1-10394, which is incorporated herein by this reference.

(13) Filed as Exhibit 99.1 to Registrant's Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.

(14) Filed as Exhibit 99.2 to Registrant's Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.