Form 10-Q
period 2000-03-31
CVB FINANCIAL CORP
filed 2000-05-15
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended March 31, 2000                 Commission File Number: 1-10394


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

                                    YES X NO

Number of shares of common stock of the registrant: 25,000,093 outstanding as of
                                  April 1, 2000.

 This Form 10-Q contains 27 pages. Exhibit index on page 25.

                         PART I - FINANCIAL INFORMATION
                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           dollar amounts in thousands


                                                       March 31,           December 31,
                                                         2000                 1999
                                                      (unaudited)
ASSETS
Investment securities available-for-sale              $       911,054     $           877,332
Loans and lease finance receivables, net                      927,927                 935,791
                                                      ----------------    --------------------
     Total earning assets                                   1,838,981               1,813,123
Cash and due from banks                                        98,828                 118,360
Premises and equipment, net                                    27,638                  27,726
Other real estate owned, net                                      520                     703
Goodwill and intangibles                                        8,156                   8,452
Accrued interest receivable                                    12,257                  11,454
Other assets                                                   29,780                  30,939
                                                      ----------------    --------------------
      TOTAL                                           $     2,016,160     $         2,010,757
                                                      ================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing                              $       601,165     $           649,821
     Interest-bearing                                         859,321                 851,252
                                                      ----------------    --------------------
                                                            1,460,486               1,501,073
   Demand note issued to U.S. Treasury                            536                  16,951
   Federal Funds Purchased                                     28,000                  23,000
   Repurchase Agreement                                       355,000                 300,000
   Other liabilities                                           26,964                  28,963
                                                      ----------------    --------------------
                                                            1,870,986               1,869,987
Stockholders' Equity:
   Preferred stock (authorized, 20,000,000 shares
      without par; none issued or outstanding)                      0                       0
   Common stock (authorized, 50,000,000 shares
      without par; issued and outstanding
      24,998,881 and 24,716,832)                              107,440                 105,304
   Retained earnings                                           56,674                  51,857
   Accumulated other comprehensive loss                       (18,940)                (16,391)
                                                      ----------------    --------------------
                                                              145,174                 140,770
                                                      ----------------    --------------------
      TOTAL                                           $     2,016,160     $         2,010,757
                                                      ================    ====================

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                  dollar amounts in thousands, except per share

                                                        For the Three Months
                                                           Ended March 31,
                                                           2000            1999
                                                     --------------   -------------
Interest income:
  Loans, including fees                               $     21,257    $     18,519
  Investment securities:
     Taxable                                                11,801          10,447
     Tax-advantaged                                          2,264           1,247
                                                     --------------   -------------
            Total investment income                         14,065          11,694
  Federal funds sold and interest bearing
     deposits with other financial institutions                  2             468
                                                     --------------   -------------
            Total interest income                           35,324          30,681
Interest expense:
  Deposits                                                   6,864           6,247
  Other borrowings                                           5,250           3,035
                                                     --------------   -------------
            Total interest expense                          12,114           9,282
                                                     --------------   -------------
    Net interest income                                     23,210          21,399
Provision for credit losses                                    900             670
                                                     --------------   -------------
    Net interest income after
       provision for credit losses                          22,310          20,729
Other operating income:
   Service charges on deposit accounts                       2,646           2,516
   Loss on sale of securities                                  (74)              0
   Gains on sale of other real estate owned                    223               0
   Trust services                                            1,041           1,030
   Other                                                       878             957
                                                     --------------   -------------
            Total other income                               4,714           4,503
Other operating expenses:
   Salaries and employee benefits                            7,514           7,543
   Occupancy                                                 1,375           1,317
   Equipment                                                 1,270           1,254
   Professional services                                     1,121           1,352
   Other                                                     3,065           3,713
                                                     --------------   -------------
            Total operating expenses                        14,345          15,179
                                                     --------------   -------------
Earnings before income taxes                                12,679          10,053
Provision for income taxes                                   4,823           3,788
                                                     --------------   -------------
    Net earnings                                      $      7,856    $      6,265
                                                     ==============   =============

Basic earnings per common share                       $       0.32    $       0.26
                                                     ==============   =============
Diluted earnings per common share                     $       0.31    $       0.25
                                                     ==============   =============

Cash dividends per common share                       $       0.12    $       0.09
                                                     ==============   =============


See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN EQUITY
                                  (unaudited)
                          dollar amounts in thousands

                                                                                                       Accumulated
                                                                                                          Other
                                                                       Comprehensive      Retained    Comprehensive       Common
                                                            Total         Income          Earnings        Income           Stock
                                                         -----------  --------------   -------------  --------------   -------------
Beginning balance, January 1, 1999                       $  139,430                      $  35,517       $   1,348       $  102,565
Comprehensive income
  Net Income                                                 25,960    $     25,960         25,960
  Other comprehensive income, net of tax
     Unrealized gains (losses) on securities, net of
         reclassification adjustment (see disclosure)       (17,739)        (17,739)                       (17,739)
                                                                      --------------
Comprehensive income                                                   $      8,221
                                                                      ==============
Common Stock issued                                           2,739                                                           2,739
Repurchase of Common Stock                                        0
Tax benefit from exercise of stock options                      221                            221
Dividends declared on common stock                           (9,841)                        (9,841)
                                                         -----------                   -------------  --------------   -------------
Ending balance, December 31, 1999                           140,770                         51,857         (16,391)         105,304
                                                         -----------                   -------------  --------------   -------------
Comprehensive income

  Net Income                                                  7,856    $      7,856          7,856
  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities, net of
         reclassification adjustment (see disclosure)        (2,549)         (2,549)                        (2,549)
                                                                      --------------
Comprehensive income                                                   $      5,307
                                                                      ==============
Common Stock issued                                           2,136                                                           2,136
Dividends declared on common stock                           (3,039)                        (3,039)
                                                         -----------                   -------------  --------------   -------------
Ending balance, March 31, 2000                           $  145,174                      $  56,674        ($18,940)      $  107,440
                                                         ===========                   =============  ==============   =============

Disclosure of reclassification amount

Unrealized holding gains (losses) arising during period,
net of tax effects of $13,058                                          $    (17,790)
Less:
   Reclassification adjustment for gains included in
      net income, net of tax effects of  $29                                     51
                                                                    ----------------
Net unrealized loss on securities, December 31, 1999                   $    (17,739)
                                                                    ================
Unrealized holding losses arising during period,
net of tax benefit of $1,679                                           $     (2,592)
Less:
   Reclassification adjustment for losses included in
      net income, net of tax benefit of  $31                                     43
                                                                    ----------------
Net unrealized losses on securities, March 31, 2000                    $     (2,549)
                                                                    ================

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             2000             1999
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                           $       36,837   $       31,650
           Service charges and other fees received                              4,788            4,388
           Interest paid                                                      (11,743)          (9,436)
           Cash paid to suppliers and employees                               (15,004)         (18,127)
           Income taxes paid                                                   (2,737)          (1,000)
                                                                       ---------------  ---------------
             Net cash provided by operating activities                         12,141            7,475
                                                                       ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available for sale                15,621                0
           Proceeds from maturities of securities available for sale           27,458           49,145
           Proceeds from maturities of securities held to maturity                  0            2,094
           Purchases of securities available for sale                         (82,440)         (54,083)
           Purchases of securities held to maturity                                 0              (43)
           Net decrease (increase) in loans                                     6,964           (8,194)
           Purchase of premises and equipment                                  (1,077)            (718)
           Other investing activities                                            (293)             504
                                                                       ---------------  ---------------
             Net cash used in investing activities                            (33,767)         (11,295)
                                                                       ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net (decrease) in transaction deposits                             (35,338)         (18,224)
           Net (decrease) increase in time deposits                            (5,249)           5,741
           Net increase in short-term borrowings                               43,584            7,718
           Cash dividends on common stock                                      (3,039)          (2,290)
           Proceeds from exercise of stock options                              2,136              200
                                                                       ---------------    -------------
             Net cash provided by financing activities                          2,094           (6,855)
                                                                       ---------------    -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (19,532)         (10,675)
CASH AND CASH EQUIVALENTS, beginning of period                                118,360          174,964
                                                                       ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                               $       98,828   $      164,289
                                                                       ===============  ===============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                             2000             1999
                                                                       ---------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                $        7,856   $        6,265
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Loss on sale of investment securities                                   74                0
           Amortization of premiums on investment securities                    2,317              729
           Provisions for loan losses                                             900              670
           Depreciation and amortization                                        1,126              921
           Change in accrued interest receivable                                 (803)             240
           Change in accrued interest payable                                     371             (154)
           Change in other assets and liabilities                                 300           (1,196)
                                                                       ---------------  ---------------
             Total adjustments                                                  4,285            1,210
                                                                       ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                   $       12,141   $        7,475
                                                                       ===============  ===============


Supplemental Schedule of Noncash Investing and Financing Activities

           Securities purchased and not settled                        $          980   $        1,640
           Real estate acquired through foreclosure                    $            0   $          756

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1999 Annual Report on Form 10-K.

         Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight-line basis over 15 years.

         The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $2.7 million at March 31, 2000. These loans were supported by collateral with a fair market value, net of prior liens, of $3.1 million.

2. Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2000, the Company had entered into commitments with certain customers amounting to $302.8 million compared to $250.8 million at December 31, 1999. Letters of credit at March 31, 2000, and December 31, 1999, were $13.0 million and $13.3 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at March 31, 2000 was 24,998,881. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1999 per share information in the financial statements and in
         Management's Discussion and Analysis has been restated to give retroactive effect to the 5-for-4 stock split declared December 15, 1999 and which was effective on January 14, 2000. The table below presents the reconciliation of earnings per share for the periods indicated.

                        Earnings Per Share Reconciliation
           (Dollars and shares in thousands, except per share amounts)
                              For the Three Months
                                 Ended March 31,

                                                       2000                                              1999
                              ------------------------------------------------  --------------------------------------------------
                                                     Weighted                                          Weighted
                                    Income        Average Shares    Per Share          Income       Average Shares     Per Share
                                  (Numerator)     (Denominator)      Amount         (Numerator)      (Denominator)      Amount
                              ------------------------------------------------  --------------------------------------------------
BASIC EPS
  Income available to
    common stockholders       $        7,856           24,717        $0.32       $       6,265           24,444         $0.26
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                559        (0.01)                                 788         (0.01)
                              ------------------------------------------------  -------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders       $        7,856           25,276        $0.31       $       6,265           25,232         $0.25
                              ================================================  ==================================================




6. Supplemental Cash Flow Information - During the three-month period ended March 31, 1999, loans amounting to $756,000 were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. No loans were transferred to OREO during the three-month period ended March 31, 2000.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company and "Bank" refers to Citizens Business Bank. For a more complete understanding of CVB Financial Corp. and its operations, reference should be made to the financial statements included in this report and in the Company's 1999 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, year 2000 data systems compliance, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On October 4, 1999, Orange National Bancorp merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. Orange National Bank, the subsidiary of Orange National Bancorp, had six branch offices, four branches located in Orange, one branch located in Laguna Hills, and one branch located in Laguna Beach. The merger added approximately $250.4 million deposits and $152.0 million in net loans.

                              RESULTS OF OPERATIONS

         The Company reported net earnings of $7.9 million for the three months ended March 31, 2000. This represented an increase of $1.6 million, or 25.40%, over net earnings of $6.3 million, for the three months ended March 31, 1999. Basic earnings per share for the three month period increased to $0.32 per share for 2000, compared to $0.26 per share for 1999. Diluted earnings per share increased to $0.31 per share for the first three months of 2000, compared to $0.25 per share for the same three month period last year. The annualized return on average assets was 1.58% for the first three months of 2000 compared to a return on average assets of 1.39% for the three months ended March 31, 1999. The annualized return on average equity was 21.27% for the three months ended March 31, 2000, compared to a return of 17.54% for the three months ended March 31, 1999.

         Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $13.4 million for the three months ended March 31, 2000. This represented an increase of $2.7 million, or 25.23 %, compared to operating earnings of $10.1 million for the first three months of 1999.

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

            For the three months ended March 31, 2000, net interest income was $23.2 million. This represented an increase of $1.8 million, or 8.46%, over net interest income of $21.4 million for the three months ended March 31, 1999. Although net interest income increased, the net interest margin was 5.27% for both the three months ended March 31, 2000 and March 31, 1999. However, the net interest spread decreased to 3.92% for the three months ended March 31, 2000, compared to a spread of 4.02% for the three months ended March 31, 1999.

         The increase in net interest income for the most recent three month period was primarily the result of an increased volume of average earning assets. Earning assets averaged $1.8 billion for the first three months of 2000. This represented an increase of $167.8 million, or 10.19%, compared to average earning assets of $1.7 billion for the first three months of 1999. The decrease in net interest spread from 4.02% for the three months ended March 31, 1999 to 3.92% for the three months ended March 31, 2000 was the result of interest earning assets increasing 42 basis points, while interest bearing liabilities increased 52 basis points.

         The cost of interest bearing liabilities was 3.99% for the first three months of 2000 compared to 3.47% for the same period last year, an increase of 52 basis points. The yield on earning assets was 7.91% for the first three months of 2000 compared to 7.49% for the same period last year, an increase of 42 basis points.

         The Company reported total interest income of $35.3 million for the three months ended March 31, 2000. This represented an increase of $4.6 million, or 15.13%, over total interest income of $30.7 million for the three months ended March 31, 1999. The increase reflected the greater volume of earning assets and an increase in yield noted above.

         The increase in the yield on average earning assets resulted from higher yields on average loans and investments. The yield on average loans increased to 9.01% for the three months ended March 31, 2000, from a yield of 8.86% for the first three months of 1999. The yield (FTE) on average investments increased to 6.75% for the first three months of 2000, from a yield (FTE) of 6.20% for the first three months of 1999. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher the yield on earning assets. For the three months ended March 31, 2000, average loans represented 51.55% of average earning assets, compared to 50.27% for the three months ended March 31, 1999.

         The interest expense for the three months ended March 31, 2000 increased when compared to the same periods for 1999. Interest expense totaled $12.1 million for the three months ended March 31, 2000. This represented an increase of $2.8 million, or 30.51%, over total interest expense of $9.3 million for the three months ended March 31, 1999.

         The increase in interest expense reflected an increase in the average volume of interest-bearing liabilities and an increase in the cost of funds. Average interest-bearing liabilities were $1.2 billion for the first three months of 2000. This represented an increase of $144.3 million, or 13.47%, from average interest-bearing liabilities of $1.1 billion for the first three months of 1999.

         Average interest-bearing deposits totaled $851.3 million for the three months ended March 31, 2000. This represented an increase of $13.9 million, or 1.65%, over average interest-bearing deposits of $837.4 million for the three months ended March 31, 1999.

         Other borrowed funds averaged $364.3 million for the three months ended March 31, 2000. This represented an increase of $130.5 million, or 55.80%, over average other borrowed funds of $233.8 million for the three months ended March 31, 1999.

         The cost of average interest-bearing liabilities increased to 3.99% for the three months ended March 31, 2000, compared to a cost of 3.47% for the first three months of 1999. The increase in the cost of interest-bearing liabilities was primarily the result of an increase in the interest rate environment. The cost of average interest bearing deposits was 3.23% for the first three months of 2000 as compared to 2.98% for the first three months of 1999. The cost of other borrowed funds increased to 5.76% for the three months ended March 31, 2000, compared to a cost of 5.19% for the three months ended March 31, 1999.

          Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three month periods ended March 31, 2000, and 1999. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 40.3% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                                            Three-month periods ended March 31,
                                                                         2000                                  1999
                                                        --------------------------------------- -----------------------------------
                                                          Average                                 Average
ASSETS                                                    Balance     Interest      Rate          Balance      Interest   Rate
                                                        --------------------------------------- -----------------------------------
Investment Securities
  Taxable                                               $     717,974      11,801    6.57%      $    675,813    10,447     6.18%
  Tax-advantaged (1)                                          169,307       2,264    7.50%           111,076     1,247     6.26%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                     154           2    5.19%            40,418       468     4.63%
Loans (2) (3)                                                 944,067      21,257    9.01%           836,351    18,519     8.86%
                                                        --------------------------------------- -----------------------------------
Total Earning Assets                                        1,831,502      35,324    7.91%         1,663,658    30,681     7.49%
Total Non-earning Assets                                      157,860                                144,595
                                                        --------------                          ---------------
Total Assets                                            $   1,989,362                           $  1,808,253
                                                        ==============                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                           $     596,582                           $    570,386
Savings Deposits (4)                                          520,640       2,994    2.30%           509,495     2,497     1.96%
Time Deposits                                                 330,648       3,870    4.68%           327,952     3,750     4.57%
                                                        --------------------------------------- -----------------------------------
Total Deposits                                              1,447,870       6,864    1.90%         1,407,833     6,247     1.77%
                                                        --------------------------------------- -----------------------------------
Other Borrowings                                              364,281       5,250    5.76%           233,818     3,035     5.19%
                                                        --------------------------------------- -----------------------------------
Total Interest-Bearing Liabilities                          1,215,569      12,114    3.99%         1,071,265     9,282     3.47%
                                                        --------------                          ---------------
Other Liabilities                                              29,483                                 23,715
Stockholders' Equity                                          147,728                                142,887
                                                        --------------                          ---------------
Total Liabilities and
  Stockholders' Equity                                  $   1,989,362                           $  1,808,253
                                                        ==============                          ===============


Net interest spread                                                                  3.92%                               4.02%
Net interest margin                                                                  5.27%                               5.27%


(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 2000, $917; 1999, $719
(3) Nonperforming loans are included in loans as follows: 2000, $687; 1999,
    $8,423
(4) Includes interest-bearing demand and money market accounts.

         Table 2 summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of interest earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                                    Comparison of three-month period
                                                      ended March 31, 2000 and 1999
                                            Increase (decrease) in interest income or expense
                                                           due to changes in
                                         -----------------------------------------------------------
                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         -----------------------------------------------------------
Interest Income:
  Taxable investment securities        $         652   $         661  $          41  $        1,354
  Tax-advantaged securities                      654             238            125           1,017
  Fed funds sold & interest bearing
   deposits with other institutions             (467)            133           (132)           (466)
  Loans                                        2,386             312             40           2,738
                                       -------------------------------------------------------------
Total earning assets                           3,225           1,344             74           4,643
                                       -------------------------------------------------------------
Interest Expense:
  Savings deposits                                55             433              9             497
  Time deposits                                   31              88              1             120
  Other borrowings                             1,693             335            187           2,215
                                       -------------------------------------------------------------
Total interest-bearing liabilities             1,779             856            197           2,832
                                       -------------------------------------------------------------

Net Interest Income                    $       1,446   $         488  $        (123)  $       1,811
                                       =============================================================


         During periods of changing interest rates, the ability to reprice interest earning assets and interest-bearing liabilities can influence net interest income, net interest margin, and, consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining bond payments and maturities which are scheduled in approximately equal increments over time. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposits rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

         Both the net interest spread and the net interest margin are largely affected by interest rate changes in the market place and the Company's ability to reprice assets and liabilities as these interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of March 31, 2000.

                                                Estimated Net
             Simulated                         Interest Income
            Rate Changes                         Sensitivity
            ------------                         -----------
         +200 basis points                         (3.72%)
         -200 basis points                          2.89%

         The table indicates that net interest income would decrease by approximately 3.72% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would increase approximately 2.89% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

         The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The amount of credit losses actually incurred can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the differences between estimated and actual losses.

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

         The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

         The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

o then-existing general economic and business conditions affecting the key lending areas of the Company, o then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,
o credit quality trends (including trends in non-performing loans expected to result from existing conditions),
o        collateral values,
o        loan volumes and concentrations,
o        seasoning of the loan portfolio,
o        specific industry conditions within portfolio segments,
o        recent loss experience in particular segments of the portfolio,
o        duration of the current business cycle,
o        bank regulatory examination results, and
o        findings of the Company's internal credit examiners.

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

         The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $900,000 for the three months ended March 31, 2000, as compared to $670,000 for the same period of 1999, an increase of $230,000, or 34.33%.

         The allowance for credit losses at March 31, 2000 was $17.5 million. This represented an increase of $2.0 million, or 12.80%, from the allowance for credit losses of $15.5 million at March 31, 1999. The allowance for credit losses was 1.86% of average gross loans for the first three months of 2000 and 1.86% of average gross loans for the first three months of 1999. For the three months ended March 31, 2000, net loan charge offs totaled $137,000, compared to net loan charge offs of $23,000 for the first three months of 1999.

Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $687,000 at March 31, 2000. This represented a decrease of $507,000, or 42.46%, from the level of non-performing loans at December 31, 1999. Non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) decreased to $1.2 million at March 31, 2000. This represented a decrease of $690,000, or 36.37%, from non-performing assets of $1.9 million at December 31, 1999. Table 6 presents non-performing assets as of March 31, 2000, and December 31, 1999. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

          While management believes that the allowance at March 31, 2000, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                             Three-months
                                                                            ended March 31,
                                                                   ----------------------------------
                                                                        2000                1999
                                                                   --------------      --------------
Amount of Total Loans at End of Period                             $     945,451       $     839,636
                                                                   ==============      ==============
Average Total Loans Outstanding                                    $     944,067       $     836,351
                                                                   ==============      ==============
Allowance for Credit Losses at Beginning of Period                 $      16,761       $      14,888
Loans Charged-Off:
  Real Estate Loans                                                          187                   0
  Commercial and Industrial                                                    0                 115
  Consumer Loans                                                               1                   2
                                                                   --------------      --------------
    Total Loans Charged-Off                                                  188                 117
                                                                   --------------      --------------
Recoveries:
  Real Estate Loans                                                            6                   0
  Commercial and Industrial                                                   44                  93
  Consumer Loans                                                               1                   1
                                                                   --------------      --------------
    Total Loans Recovered                                                     51                  94
                                                                   --------------      --------------
Net Loans Charged-Off                                                        137                  23
                                                                   --------------      --------------
Provision Charged to Operating Expense                                       900                 670
                                                                   --------------      --------------
Allowance for Credit Losses at End of period                       $      17,524       $      15,535
                                                                   ==============      ==============

Net Loans Charged-Off to Average Total Loans*                              0.06%               0.01%
Net Loans Charged-Off to Total Loans at End of Period*                     0.06%               0.01%
Allowance for Credit Losses to Average Total Loans                         1.86%               1.86%
Allowance for Credit Losses to Total Loans at End of Period                1.85%               1.85%
Net Loans Charged-Off to Allowance for Credit Losses*                      3.13%               0.59%
Net Loans Charged-Off to Provision for Credit Losses                      15.22%               3.43%

* Net Loan Charge-Off amounts are annualized.

                                       15

Other Operating Income

         Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fee income from the Asset Management Division, other fee oriented products and services, gain or loss on sale of securities or other real estate owned and gross revenue from Community Trust Deed Services (the Company's nonbank subsidiary).

         Other operating income totaled $4.7 million for the three months ended March 31, 2000. This represented an increase of $211,000, or 4.69%, from other operating income of $4.5 million for the three months ended March 31, 1999. The increase was primarily the result of higher service charge income and gain on sale of other real estate owned, which was offset by a loss of $74,000 on the sale of securities, and a reduction of $79,000 in other income.

         Service charge income totaled $2.6 million for the first three months ended March 31, 2000. This represents an increase of $130,000, or 5.17%, over service charge income of $2.5 million for the three months ended March 31, 1999.

         Trust income totaled $1.0 million for the three months ended March 31, 2000. This represented an increase of $11,000, or 1.07%, over trust income of $1.0 million for the three months ended March 31, 1999.

Other Operating Expenses

         Other operating expenses totaled $14.3 million for the three months ended March 31, 2000. This represented an decrease of $834,000, or 5.49%, over other operating expenses of $15.2 million for the three months ended March 31, 1999.

         Salaries and employee benefits totaled $7.5 million for the first three months of 2000. This represented a decrease of $29,000, or 0.38%, from salaries and employee benefits of $7.5 million for the same period last year. Equipment expense totaled $1.3 million for the three months ended March 31, 2000. This represents an increase of $16,000, or 1.28%, over equipment expense of $1.3 million for the three months ended March 31, 1999. Occupancy expense totaled $1.4 million for the three months ended March 31, 2000. This represents an increase of $58,000, or 4.40%, over occupancy expense of $1.3 million for the same period last year. Professional expense, which includes legal and accounting expenses totaled $1.1 million for the first three months ended March 31, 2000. This represents a decrease of $231,000, or 17.09%, over professional expense of $1.4 million for the three months ended March 31, 1999. Other expense, which includes data processing, supplies, promotional, and other expenses, totaled $3.1 million for the first three months ended March 31, 2000. This represents a decrease of $648,000, or 17.45%, over other expense of $3.7 million for the first three months of 1999 and resulted from economies of scale derived from the merger with Orange National Bancorp.

         The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for future losses. For the three months ended March 31, 2000, there was no additional provision made for other real estate owned. At March 31, 2000 the allowance for potential losses on other real estate owned was $115,000, or 22.11%, of the $520,000 in other real estate owned.

         As a percent of average assets, annualized other operating expenses decreased to 2.88% for the three months ended March 31, 2000, compared to a ratio of 3.36% for the three months ended March 31, 1999. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 51.26% for the three months ended March 31, 2000, compared to a ratio of 58.60% for the three months ended March 31, 1999. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

         The Company reported total assets of $2.02 billion at March 31, 2000. This represented an increase of $5.4 million, or 0.27%, over total assets of $2.01 billion at December 31, 1999. Gross loans, net of deferred loan fees, totaled $945.5 million at March 31, 2000. This represented a decrease of $7.1 million, or 0.75%, over gross loans of $952.6 million at December 31, 1999. Total deposits decreased $40.6 million, or 2.70%, to $1.46 billion at March 31, 2000, from $1.50 billion at December 31, 1999. The decrease in loans and deposits in the first quarter represents normal cyclicial activity primarily in agribusiness loans and the deposit activity of business customers.

Investment Securities and Debt Securities Available-for-Sale

             The Company reported total investment securities of $911.1 million at March 31, 2000. This represented an increase of $33.7 million, or 3.84%, over total investment securities of $877.3 million at December 31, 1999.

            At March 31, 2000, the Company's net unrealized loss on securities available-for-sale totaled $32.7 million. Accumulated other comprehensive loss totaled $18.9 million, and deferred tax assets totaled $13.8 million. At December 31, 1999, the Company reported a net unrealized loss on investment securities available for sale of $28.4 million, with an adjustment to equity capital of $16.4 million and deferred taxes of $12.0 million. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K discusses its current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

         Table 4 sets forth investment securities available-for-sale, at March 31, 2000 and December 31, 1999.
                                       17

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                             March 31,                                     December 31,
                                               2000                                           1999
                                          ---------------------------------------------  ------------------------------------------
                                            Amortized   Market      Net       Yield       Amortized    Market     Net        Yield
                                              Cost      Value    Unrealized                 Cost       Value   Unrealized
                                                                 Gain/(Loss)                                   Gain/(Loss)
                                          ---------------------------------------------  ------------------------------------------
U.S. Treasury securities
          Available for Sale              $    999    $    986   $    (13)    5.91%        $    999     $    991  $     (8)   5.91%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
          Available for Sale               622,493     594,708    (27,785)    6.50%         608,007      586,036   (21,971)   6.45%

Other Government Agency Securities
          Available for Sale                25,779      25,147       (632)    6.09%          35,392       34,882      (510)   6.02%

GNMA mortgage-backed pass-through
securities
          Available for Sale                56,059      54,088     (1,971)    6.74%          57,907       56,201    (1,706)   6.68%

Tax-exempt Municipal Securities
          Available for Sale               196,000     193,866     (2,134)    5.39%         165,137      160,946    (4,191)   5.21%

Corporate Bond
          Available for Sale                 9,537       9,417       (120)    7.05%           9,536        9,493       (43)   7.05%

Other  securities
          Available for Sale                32,842      32,842          0     0.00%          28,783       28,783         0    0.00%

                                          ---------------------------------------------  ------------------------------------------
                                          $943,709    $911,054   $(32,655)    6.27%        $905,761     $877,332  $(28,429)   6.22%
                                          =============================================  ==========================================

                                       18

Loan Composition and Non-performing Assets

           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

         Table 5 - Distribution of Loan Portfolio by Type

                                                            March 31,          December 31,
                                                              2000                1999
                                                           ------------       -------------
Commercial and Industrial                                     $390,138            $392,094
Real Estate:
      Construction                                              47,184              48,078
      Mortgage                                                 385,584             375,387
Consumer                                                        24,481              24,731
Municipal lease finance receivables                             21,271              21,268
Agribusiness                                                    80,329              94,560
                                                           ------------       -------------
      Gross Loans                                             $948,987            $956,118
Less:
      Allowance for credit losses                               17,524              16,761
      Deferred net loan fees                                     3,536               3,566
                                                           ------------       -------------
Net loans                                                     $927,927            $935,791
                                                           ============       =============


As set forth in Table 6, non-performing assets (non-accrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $1.2 million at March 31, 2000. This represented a decrease of $690,000, or 36.37%, from non-performing assets of $1.9 million at December 31, 1999. As a percent of total assets, non-performing assets decreased to 0.06% at March 31, 2000, from 0.09% at December 31, 1999.

         Although management believes that non-performing assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.

Table 6 - Non-performing Assets (dollar amounts in thousands)


                                                                March 31, 2000          December 31, 1999
Non-accrual loans                                                   $  660                      $1,191
Loans past due 90 days or more
 and still accruing interest                                            27                           3
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                    520                         703
                                                                    ------                      ------
Total non-performing assets                                         $1,207                      $1,897
                                                                    ======                      ======
Percentage of non-performing assets
   to total loans outstanding and OREO                               0.13%                       0.20%
Percentage of non-performing
   assets to total assets                                            0.06%                       0.09%


         The decrease in non-performing assets was primarily the result of a decrease in non-accrual loans. Non-accrual loans totaled $660,000 at March 31, 2000. This represented a decrease of $531,000, or 44.58%, from total non-accrual loans of $1.2 million at December 31, 1999.

         At March 31, 2000, the majority of non-accrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for non-accrual loans ranged from approximately 15% to 110%.

         The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

         At March 31, 2000, total deposits were $1.46 billion. This represented a decrease of $40.6 million, or 2.70%, from total deposits of $1.50 billion at December 31, 1999. Demand deposits totaled $601.2 million at March 31, 2000, representing a decrease of $48.7 million, or 7.49%, from total demand deposits of $649.8 million at December 31, 1999. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first three months of 2000 were $596.6 million. This represented an increase of $26.2 million, or 4.59%, from average demand deposits of $570.4 million for the first three months of 1999. The comparison of average balances for the first three months of 2000 and 1999 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

         Time deposits totaled $325.0 million at March 31, 2000. This represented a decrease of $5.2 million, or 1.59%, over total time deposits of $330.3 million at December 31, 1999. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

         Other borrowed funds totaled $383.0 million at March 31, 2000. This represented an increase of $60.0 million, or 18.58% over other borrowed funds of $323.0 million at December 31, 1999. The increase in other borrowed funds during the first three months of 2000 was primarily the result of an increase Federal Home Loan Bank borrowing.

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

         Net cash provided by operating activities totaled $12.1 million for the first three months of 2000, compared to net cash provided by operating activities of $7.5 million for the same period last year. The increase was primarily the result of an increase in interest received.

         Net cash used by investing activities totaled $33.8 million for the first three months of 2000, compared to net cash used for investing activities of $11.3 million for the same period last year. The increase in net cash used by investing activities was primarily the result of additional purchases of investment securities. Financing activities provided net cash flows of $2.1 million for the three months ended March 31, 2000. This compares to $6.9 million in net cash used for the three months ended March 31, 1999. The increase in net cash provided by financing activities was primarily the result of additional short-term borrowings. At March 31, 2000, cash and cash equivalents totaled $98.8 million compared to $164.3 million at March 31, 1999.

         Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first three months of 2000, the Bank's average net loan to deposit ratio averaged 64.02%, compared to an average ratio of 58.23% for the first three months of
1999.

         CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2000, approximately $53.2 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2000, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

         The Company's equity capital was $145.2 million at March 31, 2000. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1999 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

         The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2000, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

             Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 2000, and December 31, 1999.

Table 7 - Regulatory Capital Ratios

                                             Required
                                             Minimum          March 31, 2000        December 31, 1999
Capital Ratios                               Ratios       Company        Bank      Company       Bank
--------------                               ------       -------        ----      -------       ----
Risk-based capital ratios
Tier I                                        4.00%        13.21%        13.01%      12.60%       12.33%
Total                                         8.00%        14.47%        14.27%      13.86%       13.59%
Leverage ratio                                4.00%         7.87%         7.76%       7.73%        7.56%


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

         As of December 31, 1999, all phases of Year 2000 Plan were complete. As of March 31, 2000, the Company experienced no problems with Year 2000 issues. The Company will continue to monitor critical dates throughout the Year 2000. It is not anticipated that there will be any problems from Year 2000 issues.
                                       23

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

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None
                                       24

                                  Exhibit Index

Exhibit No.                Description                                  Page

         27                Financial Data Schedule                      27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CVB FINANCIAL CORP.

                                  (Registrant)

Date:    May 8, 2000                            /s/ Edward J. Biebrich, Jr.
                                                 ---------------------------
                                                 Edward J. Biebrich, Jr.
                                                 Chief Financial Officer