Form 10-Q
period 2000-06-30
CVB FINANCIAL CORP
filed 2000-08-15
CIK 354647

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

For Quarter Ended June 30, 2000            Commission File Number: 1-10394


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

                                    YES X NO

  Number of shares of common stock of the registrant: 25,125,509 outstanding as of June 30, 2000.

 This Form 10-Q contains 30 pages. Exhibit index on page 28.

                                      PART I - FINANCIAL INFORMATION
                                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                       dollar amounts in thousands

                                                                June 30,            December 31,
                                                                  2000                  1999
                                                            ----------------    --------------------
                                                              (unaudited)
       ASSETS
       Investment securities available-for-sale             $       955,586     $           877,332
       Loans and lease finance receivables, net                     973,199                 935,791
                                                            ----------------    --------------------
            Total earning assets                                  1,928,785               1,813,123
       Cash and due from banks                                      103,380                 118,360
       Premises and equipment, net                                   27,335                  27,726
       Other real estate owned, net                                     519                     703
       Goodwill and intangibles                                       8,010                   8,452
       Accrued interest receivable                                   13,730                  11,454
       Other assets                                                  29,112                  30,939
                                                            ----------------    --------------------
             TOTAL                                          $     2,110,871     $         2,010,757
                                                            ================    ====================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                             $       624,895     $           649,821
            Interest-bearing                                        852,889                 851,252
                                                            ----------------    --------------------
                                                                  1,477,784               1,501,073
          Demand note issued to U.S. Treasury                         8,752                  16,951
          Federal Funds Purchased                                    48,000                  23,000
          Repurchase Agreement                                      390,000                 300,000
          Other liabilities                                          33,276                  28,963
                                                            ----------------    --------------------
                                                                  1,957,812               1,869,987
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)                     0                       0
          Common stock (authorized, 50,000,000 shares
             without par; issued and outstanding
             25,125,509 and 24,716,832)                             107,470                 105,304
          Retained earnings                                          62,106                  51,857
          Accumulated other comprehensive loss                      (16,517)                (16,391)
                                                            ----------------    --------------------
                                                                    153,059                 140,770
                                                            ----------------    --------------------
             TOTAL                                          $     2,110,871     $         2,010,757
                                                            ================    ====================

       See accompanying notes to the consolidated financial statements.

             CVB FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
                       (unaudited)
      dollar amounts in thousands, except per share

                                                               For the Three Months            For the Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                              2000             1999           2000            1999
                                                         --------------  --------------  -------------   -------------
      Interest income:
       Loans, including fees                             $      22,112    $     19,185   $     43,369    $     37,704
       Investment securities:
          Taxable                                               12,379          10,003         24,180          20,450
          Tax-advantaged                                         2,831           1,365          5,095           2,613
                                                         --------------  --------------  -------------   -------------
                 Total investment income                        15,210          11,368         29,275          23,063
       Federal funds sold and interest bearing
          deposits with other financial institutions                 0             523              2             990
                                                         --------------  --------------  -------------   -------------
                 Total interest income                          37,322          31,076         72,646          61,757
     Interest expense:
       Deposits                                                  7,522           6,308         14,386          12,556
       Other borrowings                                          6,270           2,712         11,520           5,746
                                                         --------------  --------------  -------------   -------------
                 Total interest expense                         13,792           9,020         25,906          18,302
                                                         --------------  --------------  -------------   -------------
         Net interest income                                    23,530          22,056         46,740          43,455
     Provision for credit losses                                   700             520          1,600           1,190
                                                         --------------  --------------  -------------   -------------
         Net interest income after
            provision for credit losses                         22,830          21,536         45,140          42,265
     Other operating income:
        Service charges on deposit accounts                      2,550           2,729          5,196           5,245
        Loss on sale of securities                                 (57)              0           (131)             (1)
        Gain on sale of other real estate owned                      0             348            224             348
        Trust services                                             969             894          2,010           1,925
        Other                                                      971           1,205          1,848           2,162
                                                         --------------  --------------  -------------   -------------
                 Total other income                              4,433           5,176          9,147           9,679
     Other operating expenses:
        Salaries and employee benefits                           7,339           7,584         14,853          15,127
        Occupancy                                                1,292           1,247          2,667           2,564
        Equipment                                                1,217           1,378          2,488           2,632
        Professional services                                      739           1,653          1,860           3,006
        Other                                                    3,331           3,721          6,395           7,433
                                                         --------------  --------------  -------------   -------------
                 Total operating expenses                       13,918          15,583         28,263          30,762
                                                         --------------  --------------  -------------   -------------
     Earnings before income taxes                               13,345          11,129         26,024          21,182
     Provision for income taxes                                  4,898           4,104          9,721           7,892
                                                         --------------  --------------  -------------   -------------
         Net earnings                                    $       8,447    $      7,025   $     16,303    $     13,290
                                                         ==============  ==============  =============   =============
     Basic earnings per common share                     $        0.34    $       0.29   $       0.65    $       0.54
                                                         ==============  ==============  =============   =============
     Diluted earnings per common share                   $        0.33    $       0.28   $       0.64    $       0.52
                                                         ==============  ==============  =============   =============
     Cash dividends per common share                     $        0.12    $       0.09   $       0.24    $       0.18
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

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                              STATEMENT OF CHANGES IN EQUITY
                                                        (unaudited)
                                                dollar amounts in thousands

                                                                                               Accumulated
                                                                                                  Other
                                                               Comprehensive     Retained      Comprehensive      Common
                                                   Total         Income          Earnings         Income          Stock
                                                 -----------  --------------   -------------  ---------------  -------------
Beginning balance, January 1, 1999                 $139,430                         $35,517           $1,348       $102,565
Comprehensive income
  Net Income                                         25,960         $25,960          25,960
  Other comprehensive income, net of tax
     Unrealized loss on securities, net of
         reclassification adjustment                (17,739)        (17,739)                         (17,739)
                                                              --------------
Comprehensive income                                                 $8,221
                                                              ==============
Common Stock issued                                   2,739                                                           2,739
Tax benefit from exercise of stock options              221                             221
Dividends declared on common stock                   (9,841)                         (9,841)
                                                 -----------                   -------------  ---------------  -------------
Ending balance, December 31, 1999                   140,770                          51,857         (16,391)        105,304
                                                 -----------                   -------------  ---------------  -------------
Comprehensive income

  Net Income                                         16,303         $16,303          16,303
  Other comprehensive income, net of tax
    Unrealized loss on securities, net of
         reclassification adjustment                   (126)           (126)                            (126)
                                                              --------------
Comprehensive income                                                $16,177
                                                              ==============
Common Stock issued                                   2,166                                                           2,166
Dividends declared on common stock                   (6,054)                         (6,054)
                                                 -----------                   -------------  ---------------  -------------
Ending balance, June 30, 2000                      $153,059                         $62,106         ($16,517)      $107,470
                                                 ===========                   =============  ===============  =============

Disclosure of reclassification amount

Unrealized holding losses arising during period,
net of tax effects of $13,058                               $       (17,790)
Less:
   Reclassification adjustment for losses included in
      net income, net of tax effects of  $29                             51
                                                            ----------------
Net unrealized loss on securities, December 31, 1999        $       (17,739)
                                                            ================

Unrealized holding losses arising during period,
net of tax effects of $92                                   $          (202)
Less:
   Reclassification adjustment for losses included in
      net income, net of tax effects of  $55                             76
                                                            ----------------
Net unrealized losses on securities, June 30, 2000          $          (126)
                                                            ================


See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                             2000             1999
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                           $       74,239   $       62,645
           Service charges and other fees received                              9,278            9,369
           Interest paid                                                      (24,040)         (18,526)
           Cash paid to suppliers and employees                               (20,374)         (28,109)
           Income taxes paid                                                  (10,432)          (8,002)
                                                                       ---------------  ---------------
             Net cash provided by operating activities                         28,671           17,377
                                                                       ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available for sale                22,146              105
           Proceeds from maturities of securities available for sale           60,785           66,762
           Proceeds from maturities of securities held to maturity                  0            4,898
           Purchases of securities available for sale                        (159,792)         (82,668)
           Purchases of securities held to maturity                                 0              (95)
           Net increase in loans                                              (39,008)         (34,510)
           Purchase of premises and equipment                                  (1,960)          (1,616)
           Other investing activities                                          (5,446)             618
                                                                       ---------------  ---------------
             Net cash used in investing activities                           (123,275)         (46,506)
                                                                       ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net decrease in transaction deposits                               (44,502)          (9,388)
           Net increase (decrease) in time deposits                            21,213             (472)
           Net increase in short-term borrowings                              106,801           22,721
           Cash dividends on common stock                                      (6,054)          (4,578)
           Proceeds from exercise of stock options                              2,166              251

                                                                         -------------    -------------
             Net cash provided by financing activities                         79,624            8,534
                                                                       ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (14,980)         (20,595)
CASH AND CASH EQUIVALENTS, beginning of period                                118,360          174,963
                                                                       ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                               $      103,380   $      154,368
                                                                       ===============  ===============

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           dollar amounts in thousands

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                             2000             1999
                                                                       ---------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                $       16,303   $       13,290
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Loss on sale of investment securities                                  131               (1)
           Amortization of premiums on investment securities.                   3,869            1,353
           Provisions for loan and OREO losses                                  1,600            1,290
           Depreciation and amortization                                        2,284            1,890
           Change in accrued interest receivable                               (2,276)            (472)
           Change in accrued interest payable                                   1,866             (225)
           Change in other assets and liabilities                               4,894              252
                                                                       ---------------  ---------------
             Total adjustments                                                 12,368            4,087
                                                                       ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                   $       28,671   $       17,377
                                                                       ===============  ===============


Supplemental Schedule of Noncash Investing and Financing Activities

           Securities sold and not settled                             $            0   $       25,000
           Securities purchased and not settled                        $        5,610   $       36,028
           Real estate acquired through foreclosure                    $            0   $        1,795

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2000 and 1999

1. Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 1999 Annual Report on Form 10-K.

       Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight- line basis over 15 years.

       The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $2.7 million at June 30, 2000. These loans were supported by collateral with a fair market value, net of prior liens, of $3.4 million.

2. Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

3. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2000, the Company had entered into commitments with certain customers amounting to $344.7 million compared to $250.8 million at December 31, 1999. Letters of credit at June 30, 2000, and December 31, 1999, were $15.6 million and $13.3 million, respectively.

4. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5. The actual number of shares outstanding at June 30, 2000 was 25,125,509. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 1999 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 5-for-4 stock split declared December 15, 1999 and which was effective on January 14, 2000. The table below presents the reconciliation of earnings per share for the periods indicated.

                        Earnings Per Share Reconciliation
           (Dollars and shares in thousands, except per share amounts)
                              For the Three Months
                                 Ended June 30,

                                                          2000                                               1999
                               ------------------------------------------------  ------------------------------------------------
                                                     Weighted                                         Weighted
                                   Income         Average Shares     Per Share       Income        Average Shares     Per Share
                                 (Numerator)      (Denominator)       Amount       (Numerator)      (Denominator)      Amount
                               ------------------------------------------------  ------------------------------------------------
BASIC EPS
  Income available to
    common stockholders        $       8,447               25,070      $0.34    $       7,025              24,456       $0.29
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                    518      (0.01)                                 958       (0.01)
                                -----------------------------------------------  ------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders        $       8,447               25,588      $0.33    $       7,025              25,414       $0.28
                               ================================================  ================================================

                        Earnings Per Share Reconciliation
                               For the Six Months
                                 Ended June 30,

                                                      2000                                               1999
                               -----------------------------------------------   ------------------------------------------------
                                                    Weighted                                           Weighted
                                   Income        Average Shares     Per Share         Income        Average Shares     Per Share
                                 (Numerator)     (Denominator)      Amount          (Numerator)      (Denominator)      Amount
                               -----------------------------------------------   ------------------------------------------------
BASIC EPS
  Income available to
    common stockholders        $      16,303             25,004       $0.65     $       13,290              24,451       $0.54
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                   580       (0.01)                                   874       (0.02)
                                 ---------------------------------------------   -------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders        $      16,303             25,584       $0.64     $       13,290              25,325       $0.52
                               ===============================================   =================================================

6. Supplemental Cash Flow Information - During the six-month period ended June 30, 1999, loans amounting to $1.8 million were transferred to Other Real Estate Owned ("OREO") as a result of foreclosure on the real properties held as collateral. No loans were transferred to OREO during the six-month period ended June 30, 2000.

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

                              RESULTS OF OPERATIONS

         The Company reported net earnings of $16.3 million for the six months ended June 30, 2000. This represented an increase of $3.0 million, or 22.67%, over net earnings of $13.3 million, for the six months ended June 30, 1999. Basic earnings per share for the six month period increased to $0.65 per share for 2000, compared to $0.54 per share for 1999. Diluted earnings per share increased to $0.64 per share for the first six months of 2000, compared to $0.52 per share for the same six month period last year. The annualized return on average assets was 1.61% for the first six months of 2000 compared to a return on average assets of 1.46% for the six months ended June 30, 1999. The annualized return on average equity was 21.85% for the six months ended June 30, 2000, compared to a return of 18.44% for the six months ended June 30, 1999.

         For the quarter ended June 30, 2000, the Company generated net earnings of $8.4 million. This represented an increase of $1.4 million, or 20.25%, over net earnings of $6.3 million for the second quarter of 1999. Basic earnings per share increased to $0.34 for the second quarter of 2000 compared to $0.29 per share for the second quarter of 1999. Diluted earnings per share increased to $0.33 per share compared to $0.28 per share for the second quarter of 2000 and 1999, respectively. The annualized return on average assets was 1.65% for the second quarter of 2000 compared to 1.54% for the same period last year. The annualized return on average equity was 22.41% for the second quarter of 2000 and 19.34% for the second quarter of 1999.

         Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $27.5 million for the six months ended June 30, 2000. This represented an increase of $5.4 million, or 24.33 %, compared to pre-tax operating earnings of $22.1 million for the first six months of 1999. For the second quarter of 2000, pre-tax operating earnings totaled $14.1 million. This represented an increase of $2.7 million, or 23.49%, from pre-tax operating earnings of $11.4 million for the second quarter of 1999.

Net Interest Income/Net Interest Margin

         The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds. The Company's net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economics in which the Company conducts business.

         For the six months ended June 30, 2000, net interest income was $46.7 million. This represented an increase of $3.3 million, or 7.56%, over net interest income of $43.5 million for the six months ended June 30, 1999. Although net interest income increased, the net interest margin decreased to 5.27% for the six months ended June 30, 2000, compared to 5.33% for the six months ended June 30, 1999. Also, the net interest spread decreased to 3.85% for the six months ended June 30, 2000, compared to a spread of 4.10% for the six months ended June 30, 1999. The increase in net interest income for the most recent six month period was primarily the result of an increased volume of average earning assets and an increase in the yield on earning assets. Gross earning assets averaged $1.9 billion for the first six months of 2000. This represented an increase of $191.7 million, or 11.48%, compared to average earning assets of $1.7 billion for the first six months of 1999. The decrease in net interest spread from 4.10% for the six months ended June 30, 1999 to 3.85% for the six months ended June 30, 2000 was the result of interest earning assets increasing 50 basis points, while interest bearing liabilities increased 75 basis points.

         The cost of interest bearing liabilities was 4.17% for the first six months of 2000 compared to 3.42% for the same period last year, an increase of 75 basis points. The yield on earning assets was 8.02% for the first six months of 2000 compared to 7.52% for the same period last year, an increase of 50 basis points.

         For the second quarter of 2000, net interest income was $23.5 million. This represented an increase of $1.5 million, or 6.68%, compared to $22.1 million for the second quarter of 1999. The net interest margin was 5.22% during the second quarter of 2000 compared to 5.39% for the same period last year. The net interest spread was 3.79% during the second quarter of 2000 compared to 4.17% for the second quarter of 1999. The decrease in the net interest margin and net interest spread resulted as the yield on average earning assets increased less than the increase in the cost of interest-bearing liabilities.

         The Company reported total interest income of $72.6 million for the six months ended June 30, 2000. This represented an increase of $10.9 million, or 17.63%, over total interest income of $61.8 million for the six months ended June 30, 1999. The increase reflected the greater volume of earning assets and an increase in yield noted above.

         The increase in the yield on average earning assets resulted from higher yields on average loans and investments. The yield on average loans increased to 9.09% for the six months ended June 30, 2000, from a yield of 8.91% for the first six months of 1999. The yield (FTE) on average investments increased to 6.90% for the first six months of 2000, from a yield (FTE) of 6.18% for the first six months of 1999. Loans typically generate higher yields than investments. Accordingly, the higher the loan portfolio is as a percentage of earning assets, the higher the yield on earning assets. For the six months ended June 30, 2000, average loans represented 51.23% of average earning assets, compared to 50.66% for the six months ended June 30, 1999.

         The interest expense for the six months ended June 30, 2000 increased when compared to the same periods for 1999. Interest expense totaled $25.9 million for the six months ended June 30, 2000. This represented an increase of $7.6 million, or 41.55%, over total interest expense of $18.3 million for the six months ended June 30, 1999.

         The increase in interest expense reflected an increase in the average volume of interest-bearing liabilities and an increase in the cost of funds. Average interest-bearing liabilities were $1.2 billion for the first six months of 2000. This represented an increase of $172.9 million, or 16.16%, from average interest-bearing liabilities of $1.1 billion for the first six months of 1999.

         For the three months ended June 30, 2000, interest expense totaled $13.8 million. This represented an increase of $4.8 million, or 52.91% over interest expense of $9.0 million for the same period last year. The increase in interest expense reflected an increase in the cost of funds.

         Average interest-bearing deposits totaled $855.3 million for the six months ended June 30, 2000. This represented an increase of $6.2 million, or 0.73%, over average interest-bearing deposits of $849.0 million for the six months ended June 30, 1999.

         Other borrowed funds averaged $375.4 million for the six months ended June 30, 2000. This represented an increase of $160.9 million, or 75.03%, over average other borrowed funds of $214.5 million for the six months ended June 30, 1999.

         Average interest-bearing deposits totaled $859.2 million for the three months ended June 30, 2000. This represented a decrease of $1.3 million, or 0.15%, over average interest-bearing deposits of $860.5 million for the three months ended June 30, 1999.

         Other borrowed funds averaged $397.9 million for the three months ended June 30, 2000. This represented an increase of $196.5 million, or 97.52%, over average other borrowed funds of $201.5 million for the three months ended June 30, 1999.

         The cost of average interest-bearing liabilities increased to 4.17% for the six months ended June 30, 2000, compared to a cost of 3.42% for the first six months of 1999. The increase in the cost of interest-bearing liabilities was primarily the result of an increase in the interest rate environment. The cost of average interest bearing deposits was 3.36% for the first six months of 2000 as compared to 2.96% for the first six months of 1999. The cost of other borrowed funds increased to 5.94% for the six months ended June 30, 2000, compared to a cost of 5.20% for the six months ended June 30, 1999.

         A higher interest rate environment would increase the Company's cost to borrow funds and increase the rate paid on deposits, which more than offset, in the net interest margin and interest spread, the increase in rates earned by the Company on new or floating rate loans or investments.

         Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six month periods ended June 30, 2000, and 1999. Rates for tax-preferenced investments are shown on a taxable equivalent basis using a 40.3% tax rate.
                                       11

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                                               Six-month periods ended June 30,
                                                                         2000                                    1999
                                                        ---------------------------------------------------------------------------
                                                          Average                                  Average
ASSETS                                                    Balance      Interest     Rate           Balance        Interest  Rate
                                                        ----------------------------------------  ---------------------------------
Investment Securities
  Taxable                                               $   719,336 $      24,180       6.72%   $     665,119 $    20,450     6.15%
  Tax-advantaged (1)                                        188,691         5,095       7.42%         115,672       2,613     6.34%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                    77             2       5.19%          43,249         990     4.58%
Loans (2) (3)                                               953,788        43,369       9.09%         846,166      37,704     8.91%
                                                        ----------------------------------------  ---------------------------------
Total Earning Assets                                      1,861,892 $      72,646       8.01%       1,670,206 $    61,757     7.52%
                                                                     =============                              ==========
Total Non-earning Assets                                    158,523                                   146,894
                                                        --------------                            --------------
Total Assets                                            $ 2,020,415                             $   1,817,100
                                                        ==============                            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                           $   598,709                             $     579,787
Savings Deposits (4)                                        518,894         6,074       2.34%         522,687       5,179     1.98%
Time Deposits                                               336,364         8,312       4.94%         326,358       7,377     4.52%
                                                        --------------------------------------  -----------------------------------
Total Deposits                                            1,453,967        14,386       1.98%       1,428,832      12,556     1.76%
                                                        --------------------------------------  -----------------------------------
Other Borrowings                                            387,916        11,520       5.94%         221,199       5,746     5.20%
                                                        --------------------------------------  -----------------------------------
Total Interest-Bearing Liabilities                        1,243,174 $      25,906       4.17%       1,070,244 $    18,302     3.42%
                                                        ------------ =============              --------------  ==========
Other Liabilities                                            29,293                                    22,962
Stockholders' Equity                                        149,239                                   144,107
                                                        ------------                            --------------
Total Liabilities and
  Stockholders' Equity                                  $ 2,020,415                             $   1,817,100
                                                        ============                            ==============


Net interest spread                                                                     3.84%                                 4.10%
Net interest margin                                                                     5.23%                                 5.33%


(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 2000, $1,879; 1999, $1,637.
(3) Nonperforming loans are included in loans as follows: 2000, $1,022; 1999, $6,095.
(4) Includes interest-bearing demand and money market accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                                     Comparison of six-month period
                                                      ended June 30, 2000 and 1999
                                           Increase (decrease) in interest income or expense
                                                            due to changes in
                                         -----------------------------------------------------------
                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         -----------------------------------------------------------
Interest Income:
  Taxable investment securities        $       1,667   $       1,908  $         155  $        3,730
  Tax-advantaged securities                    1,649             510            323           2,482
  Fed funds sold & interest bearing
   deposits with other institutions             (989)            547           (546)           (988)
  Loans                                        4,796             771             98           5,665
                                       -------------------------------------------------------------
Total earning assets                           7,123           3,736             30          10,889
                                       -------------------------------------------------------------
Interest Expense:
  Savings deposits                               (37)            939             (7)            895
  Time deposits                                  226             688             21             935
  Other borrowings                             4,331             823            620           5,774
                                       -------------------------------------------------------------
Total interest-bearing liabilities             4,520           2,450            634           7,604
                                       -------------------------------------------------------------

Net Interest Income                    $       2,603   $       1,286  $        (604)  $       3,285
                                       =============================================================

         During periods of changing interest rates, the ability to reprice interest earning assets and interest-bearing liabilities can influence net interest income, net interest margin, and, consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining investment payments and maturities which are scheduled in approximately equal increments over time. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposits rates. Yield curve risk is reduced by keeping the duration of the loan and investment portfolios relatively short. Options risk in the investment portfolio is monitored monthly and actions are recommended when appropriate.

         Both the net interest spread and the net interest margin are largely affected by interest rate changes in the market place and the Company's ability to reprice assets and liabilities as these interest rates change. The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained changes in interest rates. The sensitivity of the Company's net interest income is measured over a rolling two year horizon. The simulation model estimates the impact of changing interest rates on the net interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. The sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year time horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in interest rates over a 12 month period is assumed. The following reflects the Company's net interest income sensitivity over a one year horizon as of June 30, 2000.

                                         Estimated Net
  Simulated                             Interest Income
Rate Changes                              Sensitivity

+200 basis points                           (2.26%)
-200 basis points                            4.05%

         The table indicates that net interest income would decrease by approximately 2.26% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point upward shift in interest rates. Net interest income would increase approximately 4.05% over a 12 month period if there was a sustained, parallel and pro rata 200 basis point downward shift in interest rates. The ability to reprice assets and liabilities as interest rates change is effected by the mix between fixed rate and floating rate assets and liabilities. In addition, the maturity schedule of fixed rate assets and liabilities also impacts the ability to reprice.

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

         The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments, and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

       The Company maintains an allowance for potential credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.6 million for the six months ended June 30, 2000, as compared to $1.2 million for the same period of 1999, an increase of $410,000, or 34.45%.

       The allowance for credit losses at June 30, 2000 was $18.2 million. This represented an increase of $2.2 million, or 13.72%, from the allowance for credit losses of $16.0 million at June 30, 1999. The allowance for credit losses was 1.91% of average gross loans for the first six months of 2000 and 1.89% of average gross loans for the first six months of 1999. For the six months ended June 30, 2000, net loan charge offs totaled $174,000, compared to net loan charge offs of $53,000 for the first six months of 1999.

         Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $1.0 million at June 30, 2000. This represented a decrease of $172,000, or 14.41%, from the level of non-performing loans at December 31, 1999. Non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) totaled $1.5 million at June 30, 2000. This represented a decrease of $356,000, or 18.77%, from non-performing assets of $1.9 million at December 31, 1999.
Table 6 presents non-performing assets as of June 30, 2000, and December 31, 1999. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

         While management believes that the allowance at June 30, 2000 was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. Table 3 shows comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)

                                                                               Six-months
                                                                             ended June 30,
                                                                   ----------------------------------
                                                                        2000                1999
                                                                   --------------      --------------
Amount of Total Loans at End of Period                             $     991,386       $     864,932
                                                                   ==============      ==============
Average Total Loans Outstanding                                    $     953,788       $     846,166
                                                                   ==============      ==============
Allowance for Credit Losses at Beginning of Period                 $      16,761       $      14,888
Loans Charged-Off:
  Real Estate Loans                                                          186                  40
  Commercial and Industrial                                                   73                 118
  Consumer Loans                                                               4                   7
                                                                   --------------      --------------
    Total Loans Charged-Off                                                  263                 165
                                                                   --------------      --------------

Recoveries:
  Real Estate Loans                                                            6                   2
  Commercial and Industrial                                                   83                 107
  Consumer Loans                                                               0                   3
                                                                   --------------      --------------
    Total Loans Recovered                                                     89                 112
                                                                   --------------      --------------
Net Loans Charged-Off                                                        174                  53
                                                                   --------------      --------------
Provision Charged to Operating Expense                                     1,600               1,190
                                                                   --------------      --------------
Allowance for Credit Losses at End of period                       $      18,187       $      16,025
                                                                   ==============      ==============

Net Loans Charged-Off to Average Total Loans*                              0.04%               0.01%
Net Loans Charged-Off to Total Loans at End of Period*                     0.04%               0.01%
Allowance for Credit Losses to Average Total Loans                         1.91%               1.89%
Allowance for Credit Losses to Total Loans at End of Period                1.83%               1.85%
Net Loans Charged-Off to Allowance for Credit Losses*                      1.91%               0.66%
Net Loans Charged-Off to Provision for Credit Losses                      10.88%               4.45%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

         Other operating income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, fee income from the Asset Management Division, other fee oriented products and services, gain or loss on sale of securities or other real estate owned, and gross revenue from Community Trust Deed Services (the Company's nonbank subsidiary).

         Other operating income totaled $9.1 million for the six months ended June 30, 2000. This represented a decrease of $600,000, or 5.50%, from other operating income of $9.7 million for the six months ended June 30, 1999. The decrease was primarily the result of lower other fees and charges, increased loss on the sale of securities, lower gain on the sale of other real estate owned, and lower service charges. For the three months ended June 30, 2000, other operating income totaled $4.4 million, a decrease of $800,000, or 14.36%, from $5.2 million for the same three month period ended June 30, 1999. The decrease was primarily the result of lower service charge income, lower other fees and charges, and lower gain on the sale of other real estate owned.

         Service charge income totaled $5.2 million for the first six months ended June 30, 2000. This represents a decrease of $48,000, or 0.92%, over service charge income of $5.2 million for the six months ended June 30, 1999. For the three months ended June 30, 1999, service charge income totaled $2.6 million, a decrease of $179,000, or 6.55%, from $2.7 million for the same three month period ended June 30, 1999.

         Trust income totaled $2.0 million for the six months ended June 30, 2000. This represented an increase of $86,000, or 4.45%, over trust income of $1.9 million for the six months ended June 30, 1999. For the three months ended June 30, 2000, trust income totaled $969,000, an increase of $75,000, or 8.44%, from $894,000 for the same three month period ended June 30, 1999.

         Other fees and charges totaled $3.9 million for the first six months ended June 30, 2000. This represents a decrease of $229,000 or 5.60%, over other fees and charges of $4.1 million for the six months ended June 30, 1999. For the three months ended June 30, 2000, other fees and charges totaled $1.9 million, a decrease of $160,000, or 7.61%, from $2.1 million for the same three month period ended June 30, 1999.

         Gain on the sale of other real estate owned totaled $223,000 for the six months ended June 30, 2000. This represents a decrease of $125,000 or 35.78%, over the gain on the sale of other real estate owned of $348,000 for the six months ended June 30, 1999. For the three months ending June 30, 2000, there was no gain/loss on the sale of other real estate owned. For the three months ending June 30, 1999, the gain on the sale of other real estate owned totaled $348,000.

Other Operating Expenses

         Other operating expenses totaled $28.3 million for the six months ended June 30, 2000. This represented a decrease of $2.5 million, or 8.12%, over other operating expenses of $30.8 million for the six months ended June 30, 1999. For the three months ended June 30, 2000, other operating expenses totaled $13.9 million. This compares with $15.6 million for the same period last year, a decrease of $1.7 million, or 10.69%.

         Salaries and employee benefits totaled $14.9 million for the first six months of 2000. This represented a decrease of $274,000, or 1.81%, from salaries and employee benefits of $15.1 million for the same period last year. Equipment expense totaled $2.5 million for the six months ended June 30, 2000. This represents a decrease of $144,000, or 5.47%, over equipment expense of $2.6 million for the six months ended June 30, 1999. Occupancy expense totaled $2.7 million for the six months ended June 30, 2000. This represents an increase of $103,000, or 4.00%, over occupancy expense of $2.6 million for the same period last year. Professional expense, which includes legal and accounting expenses totaled $1.9 million for the first six months ended June 30, 2000. This represents a decrease of $1.1 million, or 38.12%, over professional expense of $3.0 million for the six months ended June 30, 1999. Other expense, which includes data processing, supplies, promotional, and other expenses, totaled $6.2 million for the first six months ended June 30, 2000. This represents a decrease of $1.1 million, or 14.67%, over other expense of $7.3 million for the first six months of 1999. The reduction in other operating expense resulted from economies of scale derived from the merger with Orange National Bancorp.

         For the three months ended June 30, 2000, salary expenses totaled $7.3 million. This compares with $7.6 million for the same period last year, a decrease of $300,000, or 3.22%. Equipment expense totaled $1.2 million for the three months ended June 30, 2000. This represents a decrease of $161,000, or 11.67%, over equipment expense of $1.4 million for the three months ended June 30, 1999. Occupancy expense totaled $1.3 million for the three months ended June 30, 2000. This represents an increase of $45,000, or 3.60%, over occupancy expense of $1.2 million for the same period last year. Professional expense, which includes legal and accounting expenses totaled $739,000 for the three months ended June 30, 2000. This represents a decrease of $914,000, or 55.31%, over professional expense of $1.7 million for the three months ended June 30, 1999. Other expense, which includes data processing, supplies, promotional, and other expenses, totaled $3.3 million for the three months ended June 30, 2000. This represents a decrease of $404,000, or 11.04%, over other expense of $3.7 million for the three months ending June 30, 1999. The reduction in other operating expenses resulted from economies of scale derived from the merger with Orange National Bancorp.

         The Company maintains an allowance for potential losses on other real estate owned. The allowance is increased by a provision for losses on other real estate owned, and reduced by losses on the sale of other real estate owned charged directly to the allowance. The allowance was established to provide for future losses. For the six months ended June 30, 2000, there was no additional provision made for other real estate owned. At June 30, 2000 the allowance for potential losses on other real estate owned was $116,000, or 18.20%, of the $635,000 in other real estate owned.

         As a percent of average assets, annualized other operating expenses decreased to 2.80% for the six months ended June 30, 2000, compared to a ratio of 3.39% for the six months ended June 30, 1999. The decrease in the ratio indicates that the Company is managing a greater level of assets with proportionately lower levels of operating expenses. The Company's efficiency ratio decreased to 50.57% for the six months ended June 30, 2000, compared to a ratio of 57.90% for the six months ended June 30, 1999. The decrease in the efficiency ratio indicates that the Company is allocating a lower percentage of net revenue to operating expenses.

                             BALANCE SHEET ANALYSIS

         The Company reported total assets of $2.11 billion at June 30, 2000. This represented an increase of $100.1 million, or 4.98%, over total assets of $2.01 billion at December 31, 1999. Gross loans, net of deferred loan fees, totaled $991.4 million at June 30, 2000. This represented an increase of $38.8 million, or 4.08%, over gross loans of $952.6 million at December 31, 1999. Total deposits decreased $23.3 million, or 1.55%, to $1.48 billion at June 30, 2000, from $1.50 billion at December 31, 1999. Investment Securities and Debt Securities Available-for-Sale totaled $955.6 million at June 30, 2000. This represented an increase of $78.3 million, or 8.92%, over total investment securities of $877.3 million at December 31, 1999. At June 30, 2000, the Company's net unrealized loss on securities available-for-sale totaled $28.6 million. Accumulated other comprehensive loss totaled $16.5 million, and deferred tax assets totaled $12.1 million. At December 31, 1999, the Company reported a net unrealized loss on investment securities available for sale of $28.4 million, with accumulated other comprehensive loss of $16.4 million and deferred taxes of $12.0 million. Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K discusses current accounting policy as it pertains to recognition of market values for investment securities held as available-for-sale.

         Table 4 sets forth investment securities available-for-sale, at June 30, 2000 and December 31, 1999.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                              -----------------------------------------  ------------------------------------------
                                                             June 30, 2000                         December 31, 1999
                                              -----------------------------------------  ------------------------------------------
                                                Amortized   Market     Net       Yield      Amortized   Market     Net      Yield
                                                  Cost      Value   Unrealized                Cost      Value   Unrealized
                                                                     Gain/(Loss)                                Gain/(Loss)
                                              -----------------------------------------  ------------------------------------------
U.S. Treasury securities
          Available for Sale                  $    999     $    988    $    (11)   5.91%   $    999   $    991   $    (8)    5.91%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
          Available for Sale                   630,345      605,557     (24,788)   6.55%    608,007    586,036    (21,971)   6.45%

Other Government Agency Securities
          Available for Sale                    23,684       23,248        (436)   6.11%     35,392     34,882       (510)   6.02%

GNMA mortgage-backed pass-through
securities
          Available for Sale                    56,498       54,917      (1,581)   6.81%     57,907     56,201     (1,706)   6.68%

Tax-exempt Municipal Securities
          Available for Sale                   241,333      239,625      (1,708)   5.57%    165,137    160,946     (4,191)   5.21%

Corporate Bond
          Available for Sale                     9,538        9,417        (121)   7.05%      9,536      9,493        (43)   7.05%

Other  securities
          Available for Sale                    21,834       21,834           0    0.00%     28,783     28,783          0    0.00%

                                              -------------------------------------------  ----------------------------------------
                                              $984,231    $ 955,586   $ (28,645)   6.31%   $905,761   $877,332   $(28,429)   6.22%
                                              ===========================================  ========================================

Loan Composition and Non-performing Assets

         Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

        Table 5 - Distribution of Loan Portfolio by Type

                                              June 30, 2000            December 31, 1999
                                              -------------            -----------------
Commercial and Industrial                       $395,364                   $392,094
Real Estate:
      Construction                                49,109                     48,078
      Mortgage                                   404,672                    375,387
Consumer                                          24,343                     24,731
Municipal lease finance receivales                26,004                     21,268
Agribusiness                                      95,382                     94,560
                                            -----------------           ----------------
      Gross Loans                               $994,874                   $956,118
Less:
      Allowance for credit losses                 18,187                     16,761
      Deferred net loan fees                       3,488                      3,566
                                            -----------------           ----------------
Net Loans                                       $973,199                   $935,791
                                            =================           ================

         As set forth in Table 6, non-performing assets (non-accrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $1.5 million at June 30, 2000. This represented a decrease of $356,000, or 18.77%, from non-performing assets of $1.9 million at December 31, 1999. As a percent of total assets, non-performing assets were unchanged at 0.09% on June 30, 2000, and 0.09% on December 31, 1999.

         Although management believes that non-performing assets are generally well secured and that potential losses are reflected in the allowance for credit losses, there can be no assurance that a general deterioration of economic conditions or collateral values would not result in future credit losses.
                                       21

TABLE 6 - Non-performing Assets (dollar amount in thousands)

                                                             June 30, 2000           December 31, 1999
Non-accrual loans                                                     $611                      $1,191
Loans past due 90 days or more
  and still accruing interest                                          411                           3
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                    519                         703

                                                                -------------               ------------
Total non-performing assets                                         $1,541                      $1,897
                                                                =============                ===========
Percentage of non-performing assets
  to total loans outstanding and OREO                                0.16%                       0.20%
Percentage of non-performing
  assets to total assets                                             0.07%                       0.09%

         The decrease in non-performing assets was primarily the result of a decrease in non-accrual loans and other real estate owned (OREO) which was partially offset by an increase in loans 90 days or more and still accruing interest. Non-accrual loans totaled $611,000 at June 30, 2000. This represented a decrease of $580,000, or 48.70%, from total non-accrual loans of $1.2 million at December 31, 1999.

         At June 30, 2000, the majority of non-accrual loans were collateralized by real property. The estimated loan balances to the fair value of related collateral (loan-to-value ratio) for non-accrual loans ranged from approximately 14% to 93%.

         Loans 90 days or more and still accruing interest totaled $411,000 at June 30, 2000. This represents an increase of $408,000 or 136.00%, over loans 90 days or more past due and still accruing interest of $3 at December 31, 1999.

         Other real estate owned (OREO) totaled $519,000 at June 30, 2000. This represents a decrease of $184,000 or 26.17%, from OREO of $703,000 at December 31, 2000.

         The Bank has allocated specific reserves to provide for any potential loss on non-performing loans. Management cannot, however, predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

         At June 30, 2000, total deposits were $1.48 billion. This represented a decrease of $23.3 million, or 1.55%, from total deposits of $1.50 billion at December 31, 1999. Demand deposits totaled $624.9 million at June 30, 2000, representing a decrease of $24.9 million, or 3.84%, from total demand deposits of $649.8 million at December 31, 1999. The decrease in demand deposits from the year end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first six months of 2000 were $598.7 million. This represented an increase of $18.9 million, or 3.26%, from average demand deposits of $579.8 million for the first six months of 1999. The comparison of average balances for the first six months of 2000 and 1999 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year end.

         Savings deposits totaled $501.4 million at June 30, 2000. This represents a decrease of $19.6 million, or 3.76%, from savings deposits of $521.0 million at December 31, 1999.

         Time deposits totaled $351.5 million at June 30, 2000. This represented an increase of $21.2 million, or 6.42%, over total time deposits of $330.3 million at December 31, 1999. Time deposits are not affected by the Company's seasonal fluctuation in demand deposits.

         Other borrowed funds totaled $438.0 million at June 30, 2000. This represented an increase of $115.0 million, or 35.60% over other borrowed funds of $323.0 million at December 31, 1999. The increase in other borrowed funds during the first six months of 2000 was primarily the result of an increase Federal Home Loan Bank borrowing.

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

         In general, liquidity risk is managed daily by controlling the level of Fed funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. The sale of investments maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

         For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchase of assets, and other operating expenses.

         Net cash provided by operating activities totaled $28.7 million for the first six months of 2000, compared to net cash provided by operating activities of $17.4 million for the same period last year. The increase was primarily the result of an increase in interest received.

         Net cash used by investing activities totaled $123.3 million for the first six months of 2000, compared to net cash used for investing activities of $46.5 million for the same period last year. The increase in net cash used by investing activities was primarily the result of additional purchases of investment securities. Financing activities provided net cash flows of $79.6 million for the six months ended June 30, 2000. This compares to $8.5 million in net cash provided by financing activities for the six months ended June 30, 1999. The increase in net cash provided by financing activities was primarily the result of additional short-term borrowings. At June 30, 2000, cash and cash equivalents totaled $103.4 million compared to $154.4 million at June 30, 1999.

         Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank's assets. For the first six months of 2000, the Bank's average net loan to deposit ratio averaged 64.40%, compared to an average ratio of 58.14% for the first six months of 1999.

         CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2000, approximately $58.7 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of June 30, 2000, neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

         The Company's equity capital was $153.1 million at June 30, 2000. The primary source of capital for the Company continues to be the retention of net after tax earnings. The Company's 1999 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

         The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2000, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

         Table 7 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 2000, and December 31, 1999.

Table 7 - Regulatory Capital Ratios

                                     Required
                                     Minimum                June 30, 2000                December 31, 1999
Capital Ratios                        Ratios          Company            Bank          Company            Bank
--------------                        ------          -------            ----          -------            ----
Risk-based capital ratios
Tier I                                 4.00%           13.10%           13.12%          12.60%           12.33%
Total                                  8.00%           14.36%           14.38%          13.86%           13.59%
Leverage ratio                         4.00%            7.91%            7.91%           7.73%            7.56%



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

         As of December 31, 1999, all phases of Year 2000 Plan were complete. As of June 30, 2000, the Company experienced no problems with Year 2000 issues. The Company will continue to monitor critical dates throughout the Year 2000. It is not anticipated that there will be any problems from Year 2000 issues.
                                       25

                           PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings

                  CVB Financial has received a tentative opinion on the disposition of the MRI Grand Terrace, Inc. ("MRI") litigation from the California Appellate Court indicating that the verdict of the lower court should be reversed and remanded to the lower court for re-trial. At this time, the appellate court is preparing to hear oral arguments before it renders its final decision. Until a decision is final, the funds placed in reserve for this case will not be released. If the case goes to a new trial, final resolution could take several years.

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders was held May 17, 2000. At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 2001 Annual Meeting of Shareholders and until their successors are elected and have qualified:


                                                        Against or     Broker
                          For            Withheld       Abstained     Non-Votes

  George A. Borba       20,556,528        170,164         -0-           -0-

  John A. Borba         20,662,113         64,579         -0-           -0-

  Ronald O. Kruse       20,662,545         64,147         -0-           -0-

  John J. LoPorto       20,661,337         65,355         -0-           -0-

  James C. Seley        20,662,545         64,147         -0-           -0-

  San Vaccaro           20,662,525         64,167         -0-           -0-

  D. Linn Wiley         20,556,548         70,144         -0-           -0-

                  The appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ended December 31, 2000 was ratified at the 2000 Annual Meeting of Shareholders by the following:


                                        Against or                     Broker
                           For           Withheld       Abstained     Non-Votes

                        20,551,815         5,744         169,133         -0-



                  The approval of CVB Financial Corp. 2000 Stock Option Plan was ratified at the 2000 Annual Meeting of Shareholders by the following:


                                        Against or                     Broker
                           For           Withheld       Abstained     Non-Votes

                         15,418,680      1,188,848       323,462      3,708,472



Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                   (a)     Exhibits

                           Exhibit 27 - Financial Data Schedule

                   (b)     Reports on Form 8-K

                           None

                                  Exhibit Index

Exhibit No.                         Description                    Page

   27                         Financial Data Schedule               30

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CVB FINANCIAL CORP.
                                  (Registrant)

Date:    August 9, 2000                          /s/ Edward J. Biebrich, Jr.
                                                ---------------------------
                                                Edward J. Biebrich, Jr.
                                                Chief Financial Officer