Form 10-Q
period 2000-09-30
CVB FINANCIAL CORP
filed 2000-11-09
CIK 354647

                                                               FORM 10-Q
                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D. C. 20549

                                         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                           For the quarterly period ended September 30, 2000

                                                                  or

                                         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the transition period from _____ to _____

For Quarter Ended September 30, 2000                                         Commission File Number: 1-10394

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

                                                               YES X NO

                           Number of shares of common stock of the registrant: 25,142,821 outstanding as of
                                                          October 31, 2000.

 This Form 10-Q contains 27 pages. Exhibit index on page 26.

                                      PART I - FINANCIAL INFORMATION

                                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                       dollar amounts in thousands

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                  2000                  1999
                                                            ----------------    --------------------
                                                              (unaudited)
       ASSETS
       Investment securities available-for-sale              $    1,053,924     $           877,332                                                                                               $
       Loans and lease finance receivables, net                     985,918                 935,791
                                                            ----------------    --------------------
            Total earning assets                                  2,039,842               1,813,123
       Cash and due from banks                                      104,198                 118,360
       Premises and equipment, net                                   27,446                  27,726
       Other real estate owned, net                                       0                     703
       Goodwill and intangibles                                       7,706                   8,452
       Accrued interest receivable                                   14,431                  11,454
       Other assets                                                  23,293                  30,939
                                                            ----------------    --------------------
             TOTAL                                           $    2,216,916     $         2,010,757                                                                                               $
                                                            ================    ====================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                              $      623,997     $           649,821                                                                                               $
            Interest-bearing                                      1,034,240                 851,252
                                                            ----------------    --------------------
                                                                  1,658,237               1,501,073
          Demand note issued to U.S. Treasury                        14,584                  16,951
          Federal Funds Purchased                                         0                  23,000
          Repurchase Agreement                                      350,000                 300,000
          Other liabilities                                          27,089                  28,963
                                                            ----------------    --------------------
                                                                  2,049,910               1,869,987
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)                     0                       0
          Common stock (authorized, 50,000,000 shares
             without par; issued and outstanding
             25,131,445 and 24,716,832)                             107,508                 105,304
          Retained earnings                                          68,228                  51,857
          Accumulated other comprehensive loss                       (8,730)                (16,391)
                                                            ----------------    --------------------
                                                                    167,006                 140,770
                                                            ----------------    --------------------
             TOTAL                                           $    2,216,916     $         2,010,757                                                                                               $
                                                            ================    ====================

       See accompanying notes to the consolidated financial statements.

             CVB FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
                       (unaudited)
      dollar amounts in thousands, except per share

                                                             For the Three Months             For the Nine Months
                                                              Ended September30,              Ended September 30,

                                                              2000             1999           2000            1999
                                                         --------------  --------------  -------------   -------------
     Interest income:
       Loans, including fees                             $      23,098    $     19,757   $     66,467    $     57,461
       Investment securities:
          Taxable                                               12,484          10,520         36,665          30,970
          Tax-advantaged                                         3,112           1,365          8,207           3,978
                                                         --------------  --------------  -------------   -------------
                 Total investment income                        15,596          11,885         44,872          34,948
       Federal funds sold and interest bearing
          deposits with other financial institutions                53             561             55           1,551
                                                         --------------  --------------  -------------   -------------
                 Total interest income                          38,747          32,203        111,394          93,960
     Interest expense:
       Deposits                                                  8,630           6,772         23,016          19,328
       Other borrowings                                          6,567           2,927         18,087           8,673
                                                         --------------  --------------  -------------   -------------
                 Total interest expense                         15,197           9,699         41,103          28,001
                                                         --------------  --------------  -------------   -------------
         Net interest income                                    23,550          22,504         70,291          65,959
     Provision for credit losses                                   700             810          2,300           2,000
                                                         --------------  --------------  -------------   -------------
              Net interest income after
            provision for credit losses                         22,850          21,694         67,991          63,959
     Other operating income:
        Service charges on deposit accounts                      2,644           2,567          7,840           7,812
        Loss on sale of securities                                (106)            (77)          (237)            (77)
        Gain on sale of other real estate owned                      0             260            223             608
        Trust services                                           1,001             907          3,011           2,831
        Other                                                    1,062           1,166          2,911           3,327
                                                         --------------  --------------  -------------   -------------
                 Total other income                              4,601           4,823         13,748          14,501
     Other operating expenses:
        Salaries and employee benefits                           7,512           7,349         22,365          22,476
        Occupancy                                                1,325           1,253          3,992           3,817
        Equipment                                                1,260           1,313          3,748           3,945
        Professional services                                      437           1,465          2,297           4,471
        Other                                                    2,827           3,597          9,222          11,028
                                                         --------------  --------------  -------------   -------------
                 Total operating expenses                       13,361          14,977         41,624          45,737
                                                         --------------  --------------  -------------   -------------
     Earnings before income taxes                               14,090          11,540         40,115          32,723
     Provision for income taxes                                  4,952           4,337         14,674          12,230
                                                         --------------  --------------  -------------   -------------
         Net earnings                                    $       9,138    $      7,203   $     25,441    $     20,493
                                                         ==============  ==============  =============   =============
     Basic earnings per common share                     $        0.37    $       0.30   $       1.02    $       0.84
                                                         ==============  ==============  =============   =============
     Diluted earnings per common share                   $        0.36    $       0.28   $       0.99    $       0.80
                                                         ==============  ==============  =============   =============
     Cash dividends per common share                     $        0.12    $       0.09   $       0.36    $       0.27
                                                         ==============  ==============  =============   =============

     See accompanying notes to the consolidated financial statements.

                                           CVB FINANCIAL CORP. AND SUBSIDIARIES
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (unaudited)
                                                dollar amounts in thousands

                                                                                                Accumulated
                                                                                                   Other
                                                                  Comprehensive   Retained      Comprehensive     Common
                                                       Total        Income        Earnings        Income          Stock
                                                    ------------  ------------  -------------  --------------  -------------
Beginning balance, January 1, 1999                     $139,430                      $35,517          $1,348       $102,565
Comprehensive income
  Net Income                                             25,960       $25,960         25,960
  Other comprehensive income, net of tax
     Unrealized loss on securities, net of
         reclassification adjustment (see               (17,739)      (17,739)                       (17,739)
disclosure)
                                                                  ------------
Comprehensive income                                                   $8,221
                                                                  ============
Common Stock issued                                       2,739                                                       2,739
Tax benefit from exercise of stock options                  221                          221
Dividends declared on common stock                       (9,841)                      (9,841)
                                                    ------------                -------------  --------------  -------------
Ending balance, December 31, 1999                       140,770                       51,857         (16,391)       105,304
                                                    ------------                -------------  --------------  -------------
Comprehensive income
  Net Income                                             25,441       $25,441         25,441
  Other comprehensive income, net of tax
    Unrealized loss on securities, net of
         reclassification adjustment (see                 7,661         7,661                          7,661
disclosure)
                                                                  ------------
Comprehensive income                                                  $33,102
                                                                  ============
Common Stock issued                                       2,204                                                       2,204
Dividends declared on common stock                       (9,070)                      (9,070)
                                                    ------------                -------------  --------------  -------------
Ending balance, September 30, 2000                     $167,006                      $68,228         ($8,730)      $107,508
                                                    ============                =============  ==============  =============

Disclosure of reclassification amount

Unrealized holding losses arising during period,
net of tax effects of $13,058                                   $     (17,790)
Less:
   Reclassification adjustment for losses included in
      net income, net of tax effects of  $29                               51
                                                                --------------
Net unrealized loss on securities, December 31, 1999            $     (17,739)
                                                                ==============

Unrealized holding losses arising during period,
net of tax effects of $6,300                                    $       7,585
Less:
   Reclassification adjustment for losses included in
      net income, net of tax effects of  $55                               76
                                                                --------------
Net unrealized losses on securities, September 30, 2000         $       7,661
                                                                ==============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                                2000             1999
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $      112,503   $       97,893
           Service charges and other fees received                                13,985           14,579
           Interest paid                                                         (39,186)         (28,640)
           Cash paid to suppliers and employees                                  (37,388)         (41,180)
           Income taxes paid                                                     (16,582)         (12,692)
                                                                          ---------------  ---------------
             Net cash provided by operating activities                            33,332           29,960
                                                                          ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available for sale                   43,736           21,225
           Proceeds from maturities of securities available for sale              86,813          110,174
           Purchases of securities available for sale                           (200,349)        (177,168)
           Net decrease (increase) in fed funds sold                             (97,000)          31,585
           Net decrease (increase) in loans                                      (52,427)         (66,307)
           Purchase of premises and equipment                                     (3,211)          (2,338)
           Other investing activities                                                 13           (1,768)
                                                                          ---------------  ---------------
             Net cash used in investing activities                              (222,425)         (84,597)
                                                                          ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase (decrease) in transaction deposits                        95,951          (15,155)
           Net increase in time deposits                                          61,213           32,178
           Net increase in short-term borrowings                                  24,633           46,305
           Cash dividends on common stock                                         (9,070)          (6,767)
           Proceeds from exercise of stock options                                 2,204              539
                                                                          ---------------  ---------------
             Net cash provided by financing activities                           174,931           57,100
                                                                          ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (14,162)           2,463
CASH AND CASH EQUIVALENTS, beginning of period                                   118,360          117,573
                                                                          ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                                  $      104,198   $      120,036
                                                                          ===============  ===============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands

                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                                2000             1999
                                                                          ---------------  ---------------

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                   $       25,441   $       20,493
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Loss on sale of investment securities                                     237               77
           Amortization of premiums on investment securities                       4,086            4,737
           Provisions for loan and OREO losses                                     2,300            2,000
           Depreciation and amortization                                           3,473            2,439
           Change in accrued interest receivable                                  (2,978)            (803)
           Change in accrued interest payable                                      1,918             (638)
           Change in other assets and liabilities                                 (1,145)           1,655
                                                                          ---------------  ---------------
             Total adjustments                                                     7,891            9,467
                                                                          ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      $       33,332   $       29,960
                                                                          ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities
           Securities purchased and not settled                           $          740   $            0
           Real estate acquired through foreclosure                       $            0   $        1,701

                                                 CVB FINANCIAL CORP. AND SUBSIDIARIES

                                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                         For the nine months ended September 30, 2000 and 1999

1.     Summary of Significant  Accounting  Policies.  See Note 1 of the Notes to  Consolidated  Financial Statements in CVB Financial
       Corp.'s 1999 Annual Report on Form 10-K.

       Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straightline basis over 15 years.

       Cash and Cash Equivalents includes Cash and Due from banks.

       The  Bank  accounts  for  impaired  loans  in  accordance  with  Statement  of  Financial   Accounting  Standards  ("SFAS")  No.
       114,  "Accounting  by  Creditors  for  Impairment  of a Loan,"  as  amended  by SFAS  No.  118,  "Accounting  by  Creditors  for
       Impairment  of a Loan -- Income  Recognition  and  Disclosures."  Impaired  loans  totaled $3.2  million at September  30, 2000.
       These  loans were  supported  by  collateral  with a fair market  value, net of prior liens, of $4.9 million.

2.     Certain  reclassifications  have been made in the 1999 financial information to conform to the presentation used in 2000.

3.     In the  ordinary  course of  business,  the  Company  enters  into  commitments  to  extend  credit  to its  customers.  These commitments  are not reflected in the  accompanying  consolidated  financial  statements.  As of September 30, 2000, the Company had entered into  commitments  with certain  customers  amounting to $448.2  million  compared to $250.8 million at December 31,
       1999.  Letters of credit at September 30, 2000, and December 31, 1999, were $14.5 million and $13.3 million, respectively.

4.     The interim  consolidated  financial  statements  are  unaudited  and reflect all  adjustments  and  reclassifications  which,
       in  the  opinion  of   management,   are  necessary  for  a  fair   statement  of  the  results  of  operations   and  financial
       condition  for the  interim  period.  All  adjustments  and  reclassifications  are of a normal and  recurring  nature.  Results for  the  period  ending  September  30,  2000  are  not  necessarily  indicative  of  results  which  may be  expected  for any other  interim period or for the year as a whole.

5.     The  actual  number  of  shares   outstanding   at  September  30,  2000  was   25,131,445.   Basic  earnings  per  share  are
       calculated  on the basis of the  weighted  average  number  of shares  outstanding  during  the  period.  Diluted  earnings  per share are  calculated  on the basis of the  weighted  average  number  of shares  outstanding  during  the  period  plus  shares issuable  upon the assumed  exercise of  outstanding  common stock  options.  All 1999 per share  information  in the  financial statements  and in  Management's  Discussion  and  Analysis  has  been  restated  to  give  retroactive  effect  to the  5-for-4 stock  split  declared  December  15,  1999 and  which  was  effective  on  January  14,  2000.  The table  below  presents  the reconciliation  of  earnings  per share for the  periods indicated.

                                                                Earnings Per Share Reconciliation
                                                   (Dollars and shares in thousands, except per share amounts)
                                                                       For the Three Months
                                                                       Ended September 30,
                                                       2000                                               1999
                               ------------------------------------------------  ---------------------------------------------------
                                                     Weighted                                           Weighted
                                     Income       Average Shares    Per Share           Income       Average Shares     Per Share
                                  (Numerator)     (Denominator)      Amount          (Numerator)      (Denominator)       Amount
                               ------------------------------------------------  ---------------------------------------------------
BASIC EPS
  Income available to
    common stockholders        $          9,138             24,721       $0.37   $           7,203              24,481        $0.30
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                     463       (0.01)                                  1,099        (0.02)
                               ------------------------------------------------     ------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders        $          9,138             25,184       $0.36   $           7,203              25,580        $0.28
                               ================================================  ===================================================

                                                                Earnings Per Share Reconciliation
                                                                       For the Nine Months
                                                                       Ended September 30,
                                                       2000                                               1999
                               ------------------------------------------------  ---------------------------------------------------
                                                     Weighted                                           Weighted
                                     Income       Average Shares    Per Share           Income       Average Shares     Per Share
                                  (Numerator)     (Denominator)      Amount          (Numerator)      (Denominator)       Amount
                               ------------------------------------------------  ---------------------------------------------------
BASIC EPS
  Income available to
    common stockholders        $         25,441             25,054       $1.02   $          20,493              24,460        $0.84
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                      541       (0.03)                                  1,065        (0.04)
                                 ----------------------------------------------     ------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders        $         25,441             25,595       $0.99   $          20,493              25,525        $0.80
                               ================================================  ===================================================

6.     Supplemental  Cash Flow  Information - During the nine-month  period ended September 30, 1999, loans amounting to $1.9 million were  transferred  to  Other  Real  Estate  Owned  ("OREO")  as  a  result  of  foreclosure  on  the  real  properties  held  as collateral.  No loans were transferred to OREO during the nine-month period ended September 30, 2000.

                                                 CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                 MANAGEMENT'S DISCUSSION AND ANALYSIS

       Management's  discussion  and  analysis  is  written to provide  greater  insight  into the  results  of  operations  and the
financial   condition  of  CVB  Financial  Corp.  and  its   subsidiaries.   Throughout  this  discussion,   "Company"  refers  to  CVB
Financial  Corp.  and  its  subsidiaries  as a  consolidated  entity.  "CVB"  refers  to CVB  Financial  Corp.  as  the  unconsolidated parent  company  and  "Bank"  refers  to  Citizens  Business  Bank.  For a more  complete  understanding  of CVB  Financial  Corp.  and its  operations,  reference  should be made to the  financial  statements  included  in this  report and in the  Company's  1999 Annual
Report on Form  10-K.  Certain  statements  in this  Report on Form 10-Q  constitute  "forward-looking  statements"  under the  Private
Securities  Litigation  Reform  Act  of  1995  which  involve  risks  and  uncertainties.  The  Company's  actual  results  may  differ
significantly  from  the  results  discussed  in  such  forward-looking  statements.   Factors  that  might  cause  such  a  difference
include,  but are not  limited  to,  economic  conditions,  competition  in the  geographic  and  business  areas in which the  Company conducts  operations,  fluctuations  in interest  rates,  credit  quality,  and  government  regulations.  For  additional  information concerning  these  factors,  see "Item 1.  Business - Factors That May Affect  Results"  contained in the  Company's  Annual  Report on
Form 10-K for the year ended December 31, 1999.

                                                         RESULTS OF OPERATIONS

       The Company  reported net  earnings of $25.4  million for the nine months  ended  September  30,  2000.  This  represented  an increase of $4.9  million,  or 24.15%,  over net  earnings of $20.5  million,  for the nine months  ended  September  30,  1999.  Basic earnings  per  share  for the nine  month  period  increased  to $1.02  per  share  for  2000,  compared  to $0.84  per share for 1999.
Diluted  earnings  per share  increased  to $0.99 per share for the  first  nine  months of 2000,  compared  to $0.80 per share for the same nine month  period last year.  The  annualized  return on average  assets was 1.66% for the first nine months of 2000  compared to a return on average assets of 1.49% for the nine months ended  September 30, 1999.  The annualized  return on average equity was 22.24%
for the nine months ended September 30,  2000,  compared to a return of 18.85% for the nine  months ended September 30, 1999.

       For the quarter ended  September 30, 2000, the Company  generated net earnings of $9.1 million.  This  represented an increase of $1.9 million,  or 26.86%,  over net earnings of $7.2 million for the third quarter of 1999.  Basic  earnings per share  increased to
$0.37 for the third  quarter of 2000 compared to $0.30 per share for the third quarter of 1999.  Diluted  earnings per share  increased to $0.36  per  share  compared  to $0.28 per share for the third  quarter  of 2000 and 1999,  respectively.  The  annualized  return on average  assets was 1.74% for the third  quarter of 2000  compared  to 1.53% for the same period last year.  The  annualized  return on average equity was 22.96% for the third quarter of 2000 and 19.65% for the third quarter of 1999.

       Pre-tax  operating  earnings,  which exclude the impact of gains or losses on sale of securities  and OREO, and the provisions
for  credit  and  OREO  losses,   totaled  $42.4  million  for  the  nine  months  ended  September  30,  2000.  This   represented  an
increase of $8.1  million,  or 23.73%,  compared  to pre-tax  operating  earnings of $34.3  million for the first nine months of 1999.
For the third quarter of 2000,  pre-tax  operating  earnings totaled $14.9 million.  This  represented an increase of $2.7 million,  or
22.44%, from pre-tax operating earnings of $12.2 million for the third quarter of 1999.

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

       For the nine months ended  September 30, 2000,  net interest  income was $70.3 million.  This  represented an increase of $4.3 million,  or  6.57%,  over net  interest  income  of  $66.0  million  for the nine  months  ended  September  30,  1999.  Although  net interest  income  increased,  the net interest  margin  decreased to 5.19% for the nine months ended  September  30, 2000,  compared to
5.33% for the nine months  ended  September  30,  1999.  Also,  the net  interest  spread  decreased to 3.75% for the nine months ended
September  30,  2000,  compared to a spread of 4.09% for the nine  months  ended  September  30,  1999.  The  increase in net  interest income for the most  recent  nine month  period  was  primarily  the result of an  increased  volume of average  earning  assets and an increase  in the yield on  earning  assets.  Gross  earning  assets  averaged  $2.0  billion  for the first nine  months of 2000.  This represented  an increase of $200.4  million,  or 11.86%,  compared to average  earning assets of $1.7 billion for the first nine months of 1999.  The  decrease of 34 basis  points in net interest  spread from 4.09% for the nine months  ended  September  30, 1999 to 3.75%
for the  nine  months  ended  September  30,  2000  was the  result  of the  yield  on  interest  earning  assets  increasing  55 basis points,  while the cost paid on interest bearing  liabilities increased 89 basis points.

       The cost of interest  bearing  liabilities  was 4.34% for the first nine months of 2000  compared to 3.45% for the same period last  year.  The yield on  earning  assets  was 8.09% for the first  nine  months of 2000  compared to 7.54% for the same period last year.

       For the third quarter of 2000,  net interest  income was $23.6  million.  This  represented  an increase of $1.0  million,  or
4.65%,  compared to $22.5  million for the third  quarter of 1999.  The net interest  margin was 5.10% during the third quarter of 2000 compared  to 5.34% for the same  period last year.  The net  interest  spread was 3.55%  during the third  quarter of 2000  compared to
4.07% for the third  quarter of 1999.  The  decrease  in the net  interest  margin and net  interest  spread  resulted  as the yield on average earning assets increased less than the increase in the cost of interest-bearing liabilities.

       The  Company  reported  total  interest  income  of  $111.4  million  for the nine  months  ended  September  30,  2000.  This represented  an  increase  of $17.4  million,  or  18.55%,  over total  interest  income of $94.0  million  for the nine  months  ended
September 30,  1999.  The  increase  reflected  the greater  volume of earning assets and an increase in yield noted above.

       The  increase  in the yield on  average  earning  assets  resulted  from  higher  yields  on  average  loans and  investments.
The yield on average  loans  increased  to 9.16% for the nine months  ended  September  30,  2000,  from a yield of 8.94% for the first nine  months of 1999.  The tax  effective  (TE)  yield on average  investments  increased  to 6.79% for the first nine  months of 2000, from a (TE) yield of 6.16% for the first nine months of 1999.  Loans typically  generate higher yields than  investments.  Accordingly, the higher the loan  portfolio  is as a  percentage  of earning  assets,  the higher the yield on earning  assets.  For the nine months ended  September  30,  2000,  average  net loans  represented  50.73% of average net  earning  assets,  compared to 50.28% for the nine months ended September 30, 1999.

       The Company  reported total interest income of $38.7 million for the three months ended  September 30, 2000. This  represented an increase of $6.5 million, or 20.32%, compared to $32.2 million for the third quarter of 1999.

       For the three months  ending  September 30, 2000,  the increase in the yield on average  earning  assets  resulted from higher yields on loans and  investments.  The yield on average loans  increased to 9.29% for the three months ended September 30, 2000, from a yield of 9.00% for the same  period of 1999.  The (TE) yield on  average  investments  increased  to 7.12% for the three  months  ended
September  30, 2000,  from a yield of 6.20% for the same period of 1999.  For the three months ended  September  30, 2000,  average net loans represented 50.66% of average net earning assets, compared to 50.42% for the three months ended September 30, 1999.

       The  interest  expense  for the nine  months  ended  September  30,  2000  increased  when  compared  to the same  periods for
1999.  Interest  expense  totaled  $41.1  million for the nine  months  ended  September  30,  2000.  This  represented  an increase of
$13.1 million, or 46.79%, over total interest expense of $28.0 million for the nine months ended September 30, 1999.

       The  increase  in  interest  expense  reflected  an increase in the  average  volume of  interest-bearing  liabilities  and an increase  in the cost of funds.  Average  interest-bearing  liabilities  were $1.3  billion  for the first  nine  months of 2000.  This represented an increase of $181.4  million,  or 16.79%,  from average  interest-bearing  liabilities of $1.1 billion for the first nine months of 1999.

       For the third quarter of 2000,  interest  expense  totaled $15.2 million.  This  represented  an increase of $5.5 million,  or
56.68% over  interest  expense of $9.7 million for the same period last year.  The increase in interest  expense  reflected an increase in the average volume of interest-bearing liabilities and in the cost of funds.

       Average  interest-bearing  deposits  totaled $867.5 million for the nine months ended September 30, 2000. This  represented an increase of $8.0 million,  or 0.93%, over average  interest-bearing  deposits of $859.5 million for the nine months ended September 30,
1999.

       Other borrowed funds averaged  $394.7 million for the nine months ended  September 30, 2000.  This  represented an increase of
$173.4 million, or 78.39%, over average other borrowed funds of $221.2 million for the nine months ended September 30, 1999.

       Average interest-bearing  deposits totaled $891.6 million for the three months ended September 30, 2000. This  represented an increase of $11.6 million,  or 1.32%,  over average  interest-bearing  deposits of $880.0 million for the three months ended
September 30, 1999.

       Other borrowed funds averaged $408.0 million for the three months ended  September 30, 2000.  This  represented an increase of
$186.7 million,  or 84.38%, over average other  borrowed funds of $221.3 million for the three months ended September 30, 1999.

       The cost of average  interest-bearing  liabilities  increased to 4.34% for the nine months ended September 30, 2000,  compared to a cost of 3.45% for the first nine months of 1999.  The  increase in the cost of  interest-bearing  liabilities  was  primarily  the result of an  increase  in the  interest  rate  environment.  The cost of average  interest  bearing  deposits  was 3.54% for the first nine  months  of 2000 as  compared  to 3.00%  for the  first  nine  months  of 1999.  The cost of other  borrowed  funds  increased  to
6.11% for the nine months ended September 30, 2000, compared to a cost of 5.23% for the nine months ended September 30, 1999.

       The cost of average  interest-bearing  liabilities  increased to 4.68% for the three months ended September 30, 2000, compared to a cost of 3.52%  for the same  period  of 1999.  The cost of  average  interest-bearing  deposits  increased  to 3.87% for the three months ended  September 30, 2000,  compared to 3.08% for the same period of 1999. The cost of other  borrowed funds  increased to 6.44%
for the three months ended September 30, 2000, compared to 5.29% for the same period of 1999.

       A higher interest rate environment would increase the Company's cost to borrow funds and increase the rate paid on deposits, which more than offset, in the net interest margin and interest spread, the increase in rates earned by the Company on new or floating rate loans or investments.

       Table 1 shows the  average  balances  of assets,  liabilities,  and  stockholders'  equity and the  related  interest  income, expense,  and rates for the nine month periods ended  September 30, 2000, and 1999.  Rates for  tax-preferenced  investments  are shown on a taxable equivalent basis using a 40.3% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)

                                                                           NINE-month periods ended September 30,
                                                              2000                                     1999
                                                        ----------------------------------------------------------------------------
                                                            Average                                  Average
ASSETS                                                      Balance       Interest        Rate       Balance     Interest      Rate
                                                        ---------------------------------------  -----------------------------------

Investment Securities
  Taxable                                               $      720,182      36,665       6.79%   $      670,861    30,970     6.16%
  Tax-advantaged (1)                                           200,993       8,207       7.64%          117,327     3,978     6.34%
Federal Funds Sold & Interest-bearing
   deposits with other financial institutions                    1,051          55       6.98%           43,855     1,551     4.72%
Loans (2) (3)                                                  967,297      66,467       9.16%          857,090    57,461     8.94%
                                                        ---------------------------------------  -----------------------------------
Total Earning Assets                                         1,889,523     111,394       8.09%        1,689,133    93,960     7.54%
Total Non-earning Assets                                       157,960                                  149,130
                                                        ---------------                          ---------------
Total Assets                                            $    2,047,483                           $    1,838,263
                                                        ===============                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                           $      603,985                           $      587,312
Savings Deposits (4)                                           520,134       9,451       2.42%          528,561     8,075     2.04%
Time Deposits                                                  347,344      13,565       5.21%          330,912    11,253     4.53%
                                                        ---------------------------------------  -----------------------------------
Total Deposits                                               1,471,463      23,016       2.09%        1,446,785    19,328     1.78%
                                                        ---------------------------------------  -----------------------------------
Other Borrowings                                               394,660      18,087       6.11%          221,229     8,673     5.23%
                                                        ---------------------------------------  -----------------------------------
Total Interest-Bearing Liabilities                           1,262,138      41,103       4.34%        1,080,702    28,001     3.45%
                                                        ---------------                          ---------------
Other Liabilities                                               28,845                                   25,294
Stockholders' Equity                                           152,515                                  144,955
                                                        ---------------                          ---------------
Total Liabilities and
  Stockholders' Equity                                  $    2,047,483                           $    1,838,263
                                                        ===============                          ===============

Net interest spread                                                                      3.75%                                4.09%
Net interest margin                                                                      5.19%                                5.33%

--------------------------------------------------------
(1) Yields are calculated on a taxable equivalent basis.
(2) Loan fees are included in total interest income as follows: 2000, $2,727; 1999, $2,519.
(3) Nonperforming loans are included in loans as follows: 2000, $1,180; 1999, $1,194.
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
                                                   ended September 30, 2000 and 1999
                                             Increase (decrease) in interest income or expense
                                                            due to changes in
                                         -----------------------------------------------------------
                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         -----------------------------------------------------------

Interest Income:
  Taxable investment securities        $       2,277   $       3,184  $         234  $        5,695
  Tax-advantaged securities                    2,836             813            580           4,229
  Fed funds sold & interest bearing
   deposits with other institutions           (1,514)            748           (730)         (1,496)
  Loans                                        7,389           1,433            184           9,006
                                       -------------------------------------------------------------
Total earning assets                          10,988           6,178            268          17,434
                                       -------------------------------------------------------------
Interest Expense:
  Savings deposits                              (128)          1,529            (24)          1,377
  Time deposits                                  559           1,669             83           2,311
  Other borrowings                             6,799           1,466          1,149           9,414
                                       -------------------------------------------------------------
Total interest-bearing liabilities             7,230           4,664          1,208          13,102
                                       -------------------------------------------------------------

Net Interest Income                    $       3,758   $       1,514  $        (940)  $       4,332
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

       Both the net  interest  spread and the net  interest  margin are  largely  affected  by  interest  rate  changes in the market place and the  Company's  ability to  reprice  assets  and  liabilities  as these  interest  rates  change.  The  Company's  management utilizes  the  results  of a dynamic  simulation  model to  quantify  the  estimated  exposure  of net  interest  income  to  sustained changes in interest  rates.  The  sensitivity  of the  Company's net interest  income is measured over a rolling two year horizon.  The simulation  model  estimates the impact of changing  interest  rates on the net interest  income from all interest  earning  assets and interest  expense paid on all  interest  bearing  liabilities  reflected on the  Company's  balance  sheet.  The  sensitivity  analysis is compared to policy  limits which specify a maximum  tolerance  level for net interest  income  exposure over a one year time horizon assuming no balance sheet growth,  given both a 200 basis point upward and downward  shift in interest  rates.  A parallel and pro rata shift in interest  rates over a 12 month period is assumed.  The  following  reflects the  Company's  net interest  income  sensitivity over a one year horizon as of September 30, 2000.

                                                                                    Estimated Net
                                    Simulated                                      Interest Income
                                    Rate Changes                                    Sensitivity
                                    ------------                                   ------------
                                   +200 basis points                                  (2.43%)
                                   -200 basis points                                   3.95%

       The  table  indicates  that net  interest  income  would  decrease  by  approximately  2.43%  over a 12 month  period if there was a  sustained,  parallel  and pro rata 200  basis  point  upward  shift in  interest  rates with no change in the composition of the balance sheet.  Net  interest  income  would  increase approximately  3.95%  over a 12  month  period  if  there  was a  sustained, parallel  and pro rata 200  basis  point  downward  shift in interest  rates.  The ability to reprice  assets and  liabilities as interest rates change is effected by the mix between fixed rate and floating rate assets and  liabilities.  In addition,  the maturity  schedule of fixed rate assets and liabilities  also impacts the ability to reprice.

Credit Loss Experience

       The  allowance  for credit  losses is based upon  estimates  of probable  losses  inherent in the loan and lease  portfolio at the  time the  estimate  is  made.  The  amount  of  credit  losses  actually  incurred  can  vary  significantly  from  the  estimated amounts.  The Company's  methodology  includes  several  features which are intended to reduce the  differences  between  estimated and actual losses.

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

       Management  reviews these  conditions  in  discussion  with the  Company's  senior  credit  officers.  To the extent that any of these  conditions  is  evidenced  by a  specifically  identifiable  problem  credit or  portfolio  segment as of the  evaluation  date, management's  estimate  of the  effect of such  condition  may be  reflected  as a  specific  allowance  applicable  to such  credit or
portfolio   segment.   Where  any  of  these   conditions  is  not  evidenced  by  a  specifically   identifiable   problem  credit  or
portfolio  segment as of the  evaluation  date,  management's  evaluation of the probable  loss  inherent in the  portfolio  related to such  condition  is reflected in the unallocated allowance.

       The Company  maintains an allowance  for inherent  credit  losses that is  increased by a provision  for credit  losses  charged
against  operating  results.   The  allowance  for  credit  losses  is  also  increased  by  recoveries  on  loans  previously  charged off and  reduced  by actual  loan  losses  charged  to the  allowance.  The  provision  for  credit  losses  was $2.3  million  for the nine months ended September 30, 2000,  as compared to $2.0 million  for the same period of 1999,  an increase of $300,000, or 15.00%.

       The allowance  for credit  losses at September 30, 2000 was $19.1  million.  This  represented  an increase of $2.8 million,  or
16.88%,  from the  allowance  for credit  losses of $16.3  million at September  30, 1999.  The  allowance  for credit losses was 1.97%
of average  gross  loans for the first nine  months of 2000 and 1.91% of average  gross  loans for the first nine  months of 1999.  For the nine months ended  September  30, 2000,  net loan charge offs totaled  $(32,000),  compared to net loan charge offs of $552,000 for the first nine months of 1999.

       Non-performing  loans, which include  non-accrual  loans, loans past due 90 or more days and still accruing,  and restructured
loans  were  $1.2  million  at  September  30,  2000.  This  represented  a  decrease  of  $14,000,   or  1.17%,   from  the  level  of
non-performing  loans at  December  31,  1999.  Non-performing  assets,  which  include  non-performing  loans plus  other real  estate owned  (foreclosed  property)  totaled  $1.2  million at  September  30, 2000.  This  represented  a decrease of  $717,000,  or 37.80%, from  non-performing  assets of $1.9 million at December 31, 1999.  Table 6 presents  non-performing  assets as of September  30, 2000, and December  31, 1999.  The Company  applies the methods  prescribed  by  Statement  of  Financial  Accounting  Standards  No. 114 for
determining  the fair  value of  specific  loans for which  the  eventual  collection  of all  principal  and  interest  is  considered impaired.

       While  management  believes  that the  allowance  at  September  30,  2000 was  adequate  to absorb  losses  from any known or inherent  risks  in the  portfolio,  no  assurance  can be  given  that  economic  conditions  which  adversely  affect  the  Company's service  areas or other  circumstances  will not be  reflected  in  increased  provisions  or  credit  losses  in the  future.  Table 3 shows  comparative  information  on net  credit  losses,  provisions  for  credit  losses,  and the  allowance  for  credit  losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience                             NINE-months
(amounts in thousands)                                                     ended September 30,
                                                                   ----------------------------------
                                                                        2000                1999

 Amount of Total Loans at End of Period                             $   1,005,012       $     894,751
                                                                   ==============      ==============
 Average Total Loans Outstanding                                    $     967,297       $     857,090
                                                                   ==============      ==============
 Allowance for Credit Losses at Beginning of Period                 $      16,761       $      14,888
Loans Charged-Off:
   Real Estate Loans                                                          186                 480
   Commercial and Industrial                                                   79                 202
   Consumer Loans                                                               9                   7
                                                                   --------------      --------------
     Total Loans Charged-Off                                                  274                 689
                                                                   --------------      --------------
  Recoveries:
   Real Estate Loans                                                          139                   6
   Commercial and Industrial                                                  166                 126
   Consumer Loans                                                               1                   5
                                                                   --------------      --------------
     Total Loans Recovered                                                    306                 137
                                                                   --------------      --------------
 Net Loans Charged-Off                                                        (32)                552
                                                                   --------------      --------------
 Provision Charged to Operating Expense                                     2,300               2,000
                                                                   --------------      --------------
 Allowance for Credit Losses at End of period                       $      19,093       $      16,336
                                                                   ==============      ==============

Net Loans Charged-Off to Average Total Loans*                               0.00%               0.09%
Net Loans Charged-Off to Total Loans at End of Period*                      0.00%               0.08%
Allowance for Credit Losses to Average Total Loans                          1.97%               1.91%
Allowance for Credit Losses to Total Loans at End of Period                 1.90%               1.83%
Net Loans Charged-Off to Allowance for Credit Losses*                      -0.22%               4.51%
Net Loans Charged-Off to Provision for Credit Losses                       -1.39%              27.60%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

       Other  operating  income includes  revenues earned from sources other than interest  income.  These sources  include:  service charges and fees on deposit  accounts,  fee income from the Asset  Management  Division,  other fee  oriented  products  and  services, gain or loss on sale of  securities  or other  real  estate  owned,  and gross  revenue  from  Community  Trust Deed  Services  and CVB
Ventures, Inc.  (the  Company's nonbank subsidiaries).

       Other  operating  income totaled $13.7 million for the nine months ended  September 30, 2000.  This  represented a decrease of
$753,700,  or 5.20%,  from other  operating  income of $14.5  million for the nine months ended  September  30, 1999.  The decrease was primarily the result of lower other fees and charges,  increased  loss on the sale of  securities,  and lower gain on the sale of other real estate  owned.  For the three  months ended  September  30, 2000,  other  operating  income  totaled $4.6  million,  a decrease of
$222,000,  or 4.60%,  from $4.8 million for the same three month period  ended  September  30,  1999.  The decrease was  primarily  the result of lower  other  fees and  charges,  lower  gain on the sale of other  real  estate  owned,  and  increased  loss on the sale of securities.

       Service  charge  income  totaled  $7.8  million for the first nine  months  ended  September  30,  2000.  This  represents  an increase of $28,000,  or 0.36%,  over  service  charge  income of $7.8 million for the nine months ended  September  30, 1999.  For the three months ended  September  30, 2000,  service  charge  income  totaled $2.6 million,  an increase of $76,000,  or 2.98%,  from $2.6 million for the same three month period ended  September  30, 1999.  The increase in service  charge  income for the three months ended
September  30, 2000,  resulted  from a  combination  of increased  volume and the  implementation  of a new fee schedule for the Orange
County Offices.

       Trust income  totaled $3.0 million for the nine months ended  September 30, 2000.  This  represented  an increase of $180,000, or 6.34%,  over trust income of $2.8 million for the nine months ended  September  30, 1999.  For the three months ended  September 30,
2000,  trust  income  totaled  $1,000,000,  an increase of $94,000,  or 10.37%,  from  $907,000  for the same three month  period ended
September  30, 1999.  The increase in trust income for the nine and three months ended  September 30, 2000,  resulted  from  settlement fees on the closing of estates.  The number of trust customers has remained  constant,  however,  the dollar size of customer's estates being managed has increased.

       Other fees and charges  totaled $5.9 million for the first nine months ended  September 30, 2000.  This  represents a decrease of $237,000 or 3.84%,  over other fees and charges of $6.2 million for the nine months ended  September 30, 1999.  For the three months ended September 30, 2000, other fees and charges totaled $2.1 million,  a decrease of $8,000,  or 0.38%, from $2.1 million for the same three month  period ended  September  30,  1999.  The decrease in other fees and charges for the nine and three months ended  September
30, 2000,  resulted  primarily from increased  waiver of fees due to competitive  pressure and from a decrease in the volume of charges on overdrawn checking accounts.

       Gain on the sale of other real estate owned totaled  $223,000 for the nine months ended  September 30, 2000.  This  represents a decrease  of  $385,000  or  63.27%,  over the gain on the sale of other real  estate  owned of  $608,000  for the nine  months  ended
September  30, 1999.  For the three months ending  September  30, 2000,  there was no gain/loss on the sale of other real estate owned.
For the three months ending September 30, 1999, the gain on the sale of other real estate owned totaled $261,000.

Other Operating Expenses

       Other  operating  expenses  totaled $41.6 million for the nine months ended  September 30, 2000.  This  represented a decrease of $4.1  million,  or 8.99%,  over other  operating  expenses of $45.7 million for the nine months ended  September  30, 1999.  For the three months ended September 30, 2000, other operating  expenses  totaled $13.4 million.  This compares with $15.0 million for the same period last year, a decrease of $1.6 million,  or 10.78%.  The reduction in other operating  expenses  resulted from economies of scale derived from the merger with Orange National Bank (the consolidation of duplicate expenses.)

       Salaries and  employee  benefits  totaled  $22.4  million for the first nine months of 2000.  This  represented  a decrease of
$111,000,  or 0.49%,  from  salaries and employee  benefits of $22.5  million for the same period last year.  The reduction in salaries and employee  benefits  resulted from the  elemination of  redundancies  created from the merger with Orange  National Bank.  Equipment expense  totaled  $3.7 million for the nine months  ended  September  30,  2000.  This  represents  a decrease of  $197,000,  or 4.99%, over  equipment  expense of $3.9  million for the nine months  ended  September  30,  1999.  Occupancy  expense  totaled  $4.0  million for the nine months  ended  September  30,  2000.  This  represents  an increase  of  $175,000,  or 4.58%,  over  occupancy  expense of
$3.8 million for the same period last year.  Professional  expense,  which includes legal and accounting  expenses totaled $2.3 million for the first nine months  ended  September  30,  2000.  This  represents  a decrease of $2.2  million,  or 48.63%,  over  professional expense of $4.5 million for the nine months ended  September  30, 1999.  Other  expense,  which  includes  data  processing,  supplies, promotional,  and other  expenses,  totaled  $9.0  million for the first nine months  ended  September  30,  2000.  This  represents  a decrease  of $1.9  million,  or 17.09%,  over other  expense of $10.9  million  for the first nine  months of 1999.  The  reduction  in other operating expense resulted from economies of scale derived from the merger with Orange National Bancorp.

       For the three months ended  September 30, 2000,  salary  expenses  totaled $7.5  million.  This compares with $7.3 million for the same period last year,  an increase of  $163,000,  or 2.22%.  Equipment  expense  totaled  $1.3  million for the three months ended
September  30, 2000.  This  represents a decrease of $53,000,  or 4.02%,  over  equipment  expense of $1.3 million for the three months ended  September 30, 1999.  Occupancy  expense  totaled $1.3 million for the three months ended  September 30, 2000. This represents an increase of $72,000,  or 5.76%,  over  occupancy  expense of $1.3 million for the same period last year.  Professional  expense,  which includes legal and accounting  expenses  totaled  $437,000 for the three months ended September 30, 2000. This represents a decrease of
$1.0 million,  or 70.18%,  over  professional  expense of $1.5 million for the three months ended  September 30, 1999.  Other  expense, which includes data processing,  supplies,  promotional,  and other expenses, totaled $2.8 million for the three months ended September
30,  2000.  This  represents  a decrease  of  $781,000,  or 22.08%,  over other  expense of $3.5  million for the three  months  ending
September 30, 1999.  The reduction in other  operating  expenses  resulted from  economies of scale derived from the merger with Orange
National Bancorp.

       The Company  maintains  an  allowance  for  inherent  losses on other real estate  owned.  The  allowance  is  increased  by a provision  for losses on other real  estate  owned,  and  reduced by losses on the sale of other real  estate  owned  charged  directly to the  allowance.  The  allowance  was  established  to  provide  for  inherent  losses.  For the  nine  months  ended  September  30,
2000,  there was no  additional  provision  made for other real  estate  owned.  At  September  30,  2000 the Company had no other real estate owned and did not have an allowance for inherent losses on other real estate owned.

       As a  percent  of  average  assets,  annualized  other  operating  expenses  decreased  to  2.71%  for the nine  months  ended
September  30,  2000,  compared  to a ratio of  3.31%  for the nine  months  ended  September  30,  1999.  The  decrease  in the  ratio indicates  that the  Company is  managing a greater  level of assets with  proportionately  lower  levels of  operating  expenses.  The
Company's  efficiency  ratio  decreased to 49.53% for the nine months ended  September 30, 2000,  compared to a ratio of 56.84% for the nine months  ended  September  30,  1999.  The  decrease in the  efficiency  ratio  indicates  that the Company is  allocating  a lower percentage of net revenue to operating expenses.

                                                        BALANCE SHEET ANALYSIS

       The  Company  reported  total  assets of $2.22  billion  at  September  30,  2000.  This  represented  an  increase  of $206.2 million,  or 10.25%,  over total  assets of $2.01  billion at December  31,  1999.  Gross  loans,  net of deferred  loan fees,  totaled
$1.01 billion at September 30, 2000.  This  represented  an increase of $52.5  million,  or 5.51%,  over gross loans of $952.6  million at December 31, 1999.  Total  deposits  increased  $157.2  million,  or 10.47%,  to $1.66  billion at  September  30, 2000,  from $1.50 billion at December  31, 1999.  Investment  Securities  and Debt  Securities  Available-for-Sale  totaled  $1.05 billion at September
30, 2000.  This  represented an increase of $176.6 million,  or 20.13%,  over total  investment  securities of $877.3 million at December
31,  1999.  At September  30, 2000,  the  Company's  net  unrealized  loss on  securities  available-for-sale  totaled  $15.0  million.
Accumulated  other  comprehensive  loss totaled $8.7 million,  and deferred tax assets totaled $6.3 million.  At December 31, 1999, the
Company  reported  a net  unrealized  loss on  investment  securities  available  for sale of $28.4  million,  with  accumulated  other comprehensive  loss of  $16.4  million  and  deferred  taxes of  $12.0  million.  Note 2 of the  Notes  to the  Consolidated  Financial
Statements in the Company's  1999 Annual Report on Form 10-K  discusses  current  accounting  policy as it pertains to  recognition  of market values for investment securities held as available-for-sale.

       Table  4  sets  forth  investment securities available-for-sale, at September 30, 2000 and
December 31, 1999.

Table 4 - Composition of Securities Portfolio
(dollars in thousands)

                                                                      SEPTEMBER 30, 2000                                           DECEMBER 31, 1999
                                                   -------------------------------------------------------    -------------------------------------------------------
                                                     Amortized Cost  Market Value      Net      Yield           Amortized Cost  Market Value      Net     Yield
                                                                                   Unrealized   (TEY)                                         Unrealized  (TEY)
                                                                                   Gain/(Loss)                                                Gain/(Loss)
                                                   ------------------------------------------------------------------------------------------------------------------
Overnight Fed Funds Sold                           $      17,000 $       17,000 $            0     6.42%      $             $              $

Overnight Reverse Repo                                    80,000         80,000              0     6.95%

U.S. Treasury securities
          Available for Sale                                 999            997             (2)    5.91%                999            991             (8)     5.91%

FHLMC, FNMA CMO's, REMIC's
and mortgage-backed pass-through securities
          Available for Sale                             612,038        595,729        (16,309)    6.57%            608,007        586,036        (21,971)     6.45%

Other Government Agency Securities
          Available for Sale                              21,181         20,877           (304)    6.21%             35,392         34,882           (510)     6.02%

GNMA mortgage-backed pass-through
securities
          Available for Sale                              54,432         53,522           (910)    6.90%             57,907         56,201         (1,706)     6.68%

Tax-exempt Municipal Securities
          Available for Sale                             242,821        245,214          2,393     8.27%            165,137        160,946         (4,191)     7.70%

Corporate Bond
          Available for Sale                              18,231         18,311             80     7.29%              9,536          9,493            (43)     7.05%

Other  securities
          Available for Sale                              22,274         22,274              0     0.00%             28,783         28,783              0      0.00%

                                                     ----------------------------------------------------       -----------------------------------------------------
                                                   $   1,068,976 $    1,053,924 $      (15,052)    7.01%      $     905,761 $      877,332 $      (28,429)     6.69%
                                                   ======================================================     =======================================================

Loan Composition and Non-performing Assets

       Table 5 sets forth the  distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

Table 5 - Distribution of Loan Portfolio by Type

                                              SEPTEMBER 30, 2000          December 31, 1999
                                              ------------------          -----------------

Commercial and Industrial                                  $409,604                   $392,094
Real Estate:
      Construction                                           54,325                     48,078
      Mortgage                                              412,246                    375,387
Consumer                                                     25,484                     24,731
Municipal lease finance receivables                          25,271                     21,268
Agribusiness                                                 81,565                     94,560
                                            ------------------------    -----------------------
      Gross Loans                                        $1,008,495                   $956,118
Less:
      Allowance for credit losses                            19,093                     16,761
      Deferred net loan fees                                  3,484                      3,566
                                            ------------------------    -----------------------
Net Loans                                                  $985,918                   $935,791
                                            ========================    =======================

       As set  forth in Table 6,  non-performing  assets  (non-accrual  loans,  loans  90 days or more  past due and  still  accruing interest,  restructured  loans,  and other real  estate  owned)  totaled  $1.2  million at  September  30,  2000.  This  represented  a decrease of $717,000,  or 37.80%,  from  non-performing  assets of $1.9 million at December  31,  1999.  As a percent of total  assets, non-performing assets were decreased to 0.05% on September 30, 2000 from 0.09% on December 31, 1999.

       Although  management  believes that  non-performing  assets are generally well secured and that potential losses are reflected in the  allowance  for credit  losses,  there can be no assurance  that a general  deterioration  of economic  conditions or collateral values would not result in future credit losses.

TABLE 6 - Non-performing Assets (dollar amount in thousands)

                                                        SEPTEMBER 30, 2000           December 31, 1999
                                                        ------------------           -----------------
Non-accrual loans                                                   $1,022                      $1,191
Loans past due 90 days or more
  and still accruing interest                                          158                           3
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                      0                         703

                                                  -------------------------   -------------------------
Total non-performing assets                                         $1,180                      $1,897
                                                  =========================   =========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.12%                       0.20%

Percentage of non-performing
  assets to total assets                                             0.05%                       0.09%

       The  decrease in  non-performing  assets was  primarily  the result of a decrease in  non-accrual  loans and other real estate owned  (OREO)  which was  partially  offset by an  increase in loans 90 days or more and still  accruing  interest.  Non-accrual  loans totaled $1.0 million at September 30, 2000. This represented a decrease of $169,000,  or 14.19%,  from total  non-accrual loans of $1.2 million at December 31, 1999.

       At  September  30,  2000,  the  majority  of  non-accrual  loans  were   collateralized   by  real  property.   The  estimated
loan balances to the fair value of related  collateral  (loan-to-value  ratio) for non-accrual  loans ranged from  approximately 14% to
92%.

       Loans 90 days or more and still  accruing  interest  totaled  $158,000 at September 30, 2000.  This  represents an increase of
$155,000 or 5,166.67%, over loans 90 days or more past due and still accruing interest of $3 at December 31, 1999.

       The Company did not have any other real estate  owned (OREO) at September  30,  2000.  This  represents a decrease of $703,000 or 100.00%, from OREO of $703,000 at December 31, 1999.

       The Bank has  allocated  specific  reserves to provide for any  inherent  loss on  non-performing  loans.  Management  cannot, however,  predict the extent to which the current  economic  environment may persist or worsen or the full impact such  environment may have on the Company's loan portfolio.

Deposits and Other Borrowings

       At September 30, 2000,  total deposits were $1.66 billion.  This  represented an increase of $157.2 million,  or 10.47%,  from total  deposits of $1.50 billion at December 31, 1999.  Demand  deposits  totaled  $624.0  million at September 30, 2000,  representing a decrease of $25.8  million,  or 3.97%,  from total demand  deposits of $649.8  million at December  31, 1999.  The decrease in demand deposits  from the year end total  reflects  normal  seasonal  fluctuations  relating to  agricultural  and other  depositors.  Average demand  deposits  for the first nine months of 2000 were $604.0  million.  This  represented  an increase of $16.7  million,  or 2.84%, from  average  demand  deposits  of $587.3  million for the first nine  months of 1999.  The  comparison  of average  balances  for the first nine months of 2000 and 1999 is more  representative  of the  Company's  growth in deposits as it excludes the  seasonal  peak in deposits at year end.

       Savings  deposits  totaled $624.7 million at September 30, 2000.  This  represents an increase of $121.8  million,  or 23.37%, from savings deposits of $521.0 million at December 31, 1999.

       Time  deposits  totaled  $391.5  million  at  September  30,  2000.  This  represented  an  increase  of  $61.2  million,   or
18.53%,  over total time deposits of $330.3  million at December  31,  1999.

       Other  borrowed  funds totaled  $364.9  million at September  30, 2000.  This  represented  an increase of $24.6  million,  or
7.23% over other  borrowed  funds of $340.3  million at December 31, 1999.  The increase in other  borrowed funds during the first nine months of 2000 was primarily  the result of an increase  Federal Home Loan Bank borrowing.

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

       Net cash  provided  by  operating  activities  totaled  $33.3  million  for the first  nine  months of 2000,  compared  to net cash  provided by  operating  activities  of $30.0  million  for the same  period last year.  The  increase  was  primarily  the result of an increase in interest received.

       Net cash used by  investing  activities  totaled  $125.4  million  for the first  nine  months of 2000,  compared  to net cash used for  investing  activities  of  $116.2  million  for the same  period  last  year.  The  increase  in net cash  used by  investing activities  was  primarily  the  result of  additional  purchases  of investment  securities.

       Financing  activities  provided  net cash  flows of  $174.9  million  for the nine  months  ended  September  30,  2000.  This compares to $57.1 million in net cash provided by financing  activities  for the nine months ended  September 30, 1999. The increase in net cash  provided by financing  activities  was  primarily  the result of  additional  short-term  borrowings.  At September 30, 2000, cash and cash  equivalents  totaled $104.2  million compared to $120.0 million at December 31, 1999.

       Since the  primary  sources  and uses of funds for the Bank are loans and  deposits,  the  relationship  between  gross  loans and total  deposits  provides a useful  measure of the Bank's  liquidity.  Typically,  the closer the ratio of loans to  deposits is to
100%,  the more  reliant  the Bank is on its loan  portfolio  to provide  for short term  liquidity  needs.  Since  repayment  of loans tends to be less  predictable  than the maturity of investments  and other liquid  resources,  the higher the loan to deposit ratio the less  liquid  are the Bank's  assets.  For the first  nine  months of 2000,  the Bank's  average  net loan to  deposit  ratio  averaged
64.52%,  compared to an average  ratio of 58.16% for the first  nine months of 1999.

       CVB is a  company  separate  and apart  from the Bank that must  provide  for its own  liquidity.  Substantially  all of CVB's cashflows  are  obtained  from  dividends  declared and paid by the Bank.  There are  statutory  and  regulatory  provisions  that could limit  the  ability  of the  Bank to pay  dividends  to  CVB.  At  September  30,  2000,  approximately  $61.0  million  of the  Bank's equity was  unrestricted  and  available to be paid as dividends to CVB.  Management of CVB believes  that such  restrictions  will not have an impact on the ability of CVB to meet its ongoing  cash  obligations.  As of September  30,  2000,  neither the Bank nor CVB had any material commitments for capital expenditures.

Capital Resources

       The  Company's  equity  capital was $167.0  million at  September  30,  2000.  The  primary  source of capital for the Company continues to be the retention of net after tax earnings.  The Company's  1999 Annual Report on Form 10-K  (Management's  Discussion and
Analysis and Note 15 of the  accompanying  financial  statements)  describes the  regulatory  capital  requirements  of the Company and the Bank.

       The  Bank  and  the  Company  are  required  to  meet  risk-based  capital  standards  set  by  their  respective   regulatory
authorities.  The  risk-based  capital  standards  require  the  achievement  of a  minimum  ratio of total  capital  to  risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital).  In addition,  the  regulatory  authorities  require the highest  rated institutions  to maintain a minimum  leverage  ratio of 4.0%.  At  September  30, 2000,  the Bank and the Company  exceeded the minimum risk-based  capital  ratio and  leverage  ratio required to be considered "Well Capitalized".

       Table 7 below  presents the Company's and the Bank's  risk-based  and leverage  capital  ratios as of September 30, 2000,  and
December 31, 1999.

Table 7 - Regulatory Capital Ratios

                                       Required
                                       Minimum            SEPTEMBER 30, 2000               December 31, 1999
Capital Ratios                          Ratios          Company            Bank          Company            Bank
--------------                          ------          -------            ----          -------            ----
Risk-based capital ratios
Tier I                                   4.00%           13.22%           13.26%          12.60%           12.33%
Total                                    8.00%           14.48%           14.52%          13.86%           13.59%
Leverage ratio                           4.00%            8.48%            8.25%           7.73%            7.56%

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

                                                      PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings

                  The  California  Appellate  Court has rendered its final ruling and has reversed and remanded the MRI Grand  Terrace,
                  Inc.  ("MRI")  litigation to the lower court for re-trial.  If the case goes to a new trial,  final  resolution could take several years.

Item 2   -        Changes in Securities
                  Not Applicable

Item 3   -        Defaults upon Senior Securities
                  Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                  (a)              Exhibits

                                   Exhibit 27 - Financial Data Schedule

                  (b)              Reports on Form 8-K

                                   None

                                                             Exhibit Index
                                                             -------------

Exhibit No.                         Description                                                           Page
-----------                         -----------                                                           ----

    27                               Financial Data Schedule                                               27

                                                              SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  Registrant  has  duly  caused  this  report  to be signed  on its  behalf by the undersigned thereunto duly authorized.

                                                          CVB FINANCIAL CORP.
                                                          -------------------
                                                             (Registrant)

Date:    November 8, 2000                                                               /s/ Edward J. Biebrich, Jr.
                                                                                         ---------------------------
                                                                                        Edward J. Biebrich, Jr.
                                                                                        Chief Financial Officer

