Form 10-K
period 2000-12-31
CVB FINANCIAL CORP
filed 2001-03-23
CIK 354647

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                 COMMON STOCK                             AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $420,446,300.

     Number of shares of common stock of the registrant outstanding as of March 21, 2001: 27,752,231.

     The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2000.....Part III of Form 10-K

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

     CVB's principal business is to serve as a holding company for the Bank, Community, Ventures, and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See "Item 1. Business -- Supervision and Regulation -- Dividends and Other Transfers of Funds." At December 31, 2000, the Company had $2.3 billion in total consolidated assets, $1.03 billion in consolidated net loans and $1.6 billion in total consolidated deposits.

     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

CITIZENS BUSINESS BANK

     The Bank was incorporated under the laws of the State of California on December 26, 1973, was licensed by the California Department of Financial Institutions and commenced operations as a California state chartered bank on August 9, 1974. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2000, the Bank had $2.3 billion in assets, $1.03 billion in net loans and $1.6 billion in deposits.

     The Bank currently has 30 banking offices located in San Bernardino County, Riverside County, Orange County and the Eastern portion of Los Angeles County in Southern California. Of the 30 offices, the Bank opened nine as de novo branches and acquired the other twenty-one in acquisition transactions. Since the beginning of 1995, the Bank has added twelve offices, one in 1995, four in 1996, and seven in 1999.

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

     The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, electronic funds transfers by way of domestic and international wires and automated clearinghouse, and on-line account access. The Bank also makes available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify its customers' funds in federally insured time certificates of deposit of other institutions.

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

EMPLOYEES

     At December 31, 2000, the Company employed 555 persons 340 on a full-time and 215 on a part-time basis. The Company believes that its employee relations are satisfactory.

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

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

     The Bank's profitability, like most financial institutions, is impacted by interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

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

  Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

     The law also:

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

     - Modifies the laws governing the implementation of the Community Reinvestment Act; and

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

     Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

     - securities underwriting,

     - dealing and market making,

     - sponsoring mutual funds and investment companies,

     - insurance underwriting and agency,

     - merchant banking, and

     - activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     A bank holding company must meet three requirements before becoming a financial holding company:

     - all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act; and

     - the Bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

     Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In December 2000, the Federal Reserve Board approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

     - lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

     - providing any devise or other instrumentality for transferring money or other financial assets; or

     - arranging, effecting or facilitating financial transactions for the account of third parties.

The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

     The Company is not currently a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company.

     Merchant Banking Restrictions. In March 2000, the Federal Reserve Board and the Treasury adopted a final rule governing merchant banking or venture capital investments made by financial holding companies. Generally, the interim rule:

     - defines the types of venture ownership interests that may be acquired;

     - limits control of assets to a portfolio company (a company engaged in activities not permissible under the Bank Holding Company Act);

     - requires the financial holding company to conduct activities unless it controls a securities affiliate or an issuance affiliate with a registered investment advisor;

     - prohibits the financial holding company from routinely managing or operating the portfolio company unless intervention is necessary to address a material risk to the value or operation of the portfolio company;

     - established a 10-year holding period before divestiture, except that an investment in or held through a private equity fund may be held for the duration of the fund;

     - applies an aggregate limit on the carrying value of all merchant banking investments without prior Federal Reserve Board approval to the lesser of
       (i) 30 percent of Tier 1 capital or $6 billion or (ii) the lesser of 20 percent of Tier 1 capital or $4 billion excluding interests in private equity funds;

     - requires prior approval to exceed the 10-year holding period limit; and

     - applies cross-marketing restrictions to merchant banking investments and the financial holding company's subsidiary depository institutions.

     In January 2001, the federal regulators adopted a final rule on the topic. The final rule:

     - expands the definition of "securities affiliate" to include a department or division of a bank registered as a municipal securities dealer;

     - clarifies the circumstances under which a financial holding company may routinely manage and operate a portfolio company, and extends the period of time that a financial holding company may routinely manage or operate a portfolio company without providing notice to the Federal Reserve Board;

     - streamlines the rule's reporting and record-keeping requirements;

     - removes the $6 billion cap on investments;

     - broadens the definition of "private equity" funds and clarifies how the holding period and management and operations restrictions of the rule apply to such funds; and

     - adopts several safe-harbors to the presumptions in the rule governing the definition of affiliate for purposes of transactions with affiliates.

     The final rule includes a sunset provision to the requirement of the interim rule that requires a financial holding company to receive Federal Reserve Board approval prior to using its merchant banking authority to make investments above certain levels. The sunset is tied to final adoption of a capital rule governing merchant banking investments.

     In January 2001, federal regulators proposed new capital requirements for merchant banking activities. The proposal would employ a sliding scale based on each banking organization's aggregate equity investments and Tier 1 capital. It would require them to hold 8 cents for every $1 of equity investments up to 15% of Tier 1 capital. The proposal would then require banks to hold 12 cents for every $1 of investments for the next 10%. For investments exceeding 25%, banks would have to hold 25 cents for every $1.

     The proposed rule would exempt the first 15% of investments that banking companies make through small-business investment corporation subsidiaries. However, the proposed rule's sliding scale would apply for any such investments over 15%.

     Until a final capital rule is adopted, the Federal Reserve Board must review the merchant banking activities of a financial holding company if: a bank holding company's merchant banking investments (i) in the aggregate exceed 30% of its Tier 1 capital, or (ii) other than investments in private equity funds in the aggregate exceed 20% of its Tier 1 capital. The rule clarifies that the review thresholds apply to the investment made by a financial holding company in a private equity fund, but do not apply to the fund itself or to investments in the fund made by unaffiliated third parties. The thresholds also do not restrict the ability of such company to make additional investments in a fiduciary capacity on behalf of its trust customers.

     Expanded Bank Activities. The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the national bank's assets. The national bank must also have policies and procedures to assess financial subsidiary risk and protect the national bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

     - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     - annual notices of their privacy policies to current customers; and

     - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

     Consumer Protection Rules - Sale of Insurance Products. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

     - is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

     - is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

     - has certain risks in investment, including the possible loss of value.

     Finally, the depository institution may not condition an extension of credit:

     - on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or

     - on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

     The rule also requires formal acknowledgement from the consumer that disclosures were received.

     In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

     Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

     - identify and assess the risks that may threaten customer information;

     - develop a written plan containing policies and procedures to manage and control these risks;

     - implement and test the plan; and

     - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

  Dividends and Other Transfers of Funds

     Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $62.0 million at December 31, 2000. In addition, the California Department of Financial Institutions and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

  Capital Standards

     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk.

     The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2000.

                                                             AS OF DECEMBER 31, 2000
                                          --------------------------------------------------------------
                                                ACTUAL               REQUIRED               EXCESS
                                          ------------------    ------------------    ------------------
                                           AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                          --------   -------    --------   -------    --------   -------
                                                   (DOLLARS IN THOUSANDS)
Leverage ratio..........................  $174,426     8.5%     $ 82,083     4.0%     $ 92,343     4.5%
Tier 1 risk-based ratio.................   174,426    13.2%       52,856     4.0%      121,570     9.2%
Total risk-based ratio..................   191,098    14.4%      106,165     8.0%       84,933     6.4%

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2000.

                                                        AS OF DECEMBER 31, 2000
                                      -----------------------------------------------------------
                                           ACTUAL              REQUIRED              EXCESS
                                      -----------------    -----------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                      --------    -----    --------    -----    --------    -----
                                              (DOLLARS IN THOUSANDS)
Leverage ratio......................  $174,774     8.5%    $ 82,247     4.0%    $ 92,527     4.5%
Tier 1 risk-based ratio.............   174,774    13.2%      52,962     4.0%     121,812     9.2%
Total risk-based ratio..............   191,429    14.5%     105,615     8.0%      85,814     6.5%

     The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.

  Proposed Capital Requirements for Community Institutions

     In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

     In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

     The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

  Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded the required ratios for classification as "well/adequately capitalized."

     An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

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

  Premiums for Deposit Insurance

     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

     FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

     The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

  Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

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

  Nonbank Subsidiaries

     Many of the Company's nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Other nonbank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Company's operations are located San Bernardino County, Riverside County, Orange County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

     Changes in interest rates could adversely affect our earnings. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to decrease should the Federal Reserve Board continue to lower rates. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations. Furthermore, the financial weakness of California's three primary energy providers, and shortages in electrical generation capacities may further weaken the California economy and businesses operating in Southern California.

     We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

     Competition may adversely affect our performance. The banking and financial services businesses in the Company's market areas are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

     If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

     We may face other risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

     The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East "H" Street, Colton, California. The office of Ventures is located at 16 North Marengo, Pasadena, California.

     The Bank occupies the premises for twenty-one of its offices under leases expiring at various dates from 2001 through 2014, at which time the Company can exercise options that could extend certain leases through 2027. The Bank owns the premises for ten of its offices, including its data center.

     The Company's total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2000, was $5.4 million. Management believes that its existing facilities are adequate for its present purposes. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See "Item 8. Financial Statements and Supplemental Data."

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

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest. The lawsuit alleges that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeal has vacated the judgement and remanded the case for retrial. In addition, the Court of Appeal has awarded the Bank the costs of Appeal. MRI petitioned the Supreme Court of the State of California, who refused to hear the case. The Company is awaiting a new trial on all of the issues. Management believes that the ultimate outcome of this case will not have a material adverse affect on the Company's future consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2000.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 28, 2001, the executive officers of the Company and Bank are:

                NAME                                          POSITION                           AGE
                ----                                          --------                           ---
George A. Borba......................  Chairman of the Board of the Company and the Bank         68
D. Linn Wiley........................  President and Chief Executive Officer of the Company      62
                                       and the Bank
Frank Basirico.......................  Executive Vice President/Credit Management Division of    46
                                       the Bank
Edward J. Biebrich Jr. ..............  Chief Financial Officer of the Company and Executive      57
                                       Vice President and Chief Financial Officer of the Bank
Jay W. Coleman.......................  Executive Vice President/Sales and Service Division of    58
                                       the Bank
Ed Pomplun...........................  Executive Vice President/Asset Management Division of     54
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

     Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on February 2, 1998. From 1983 to 1990, he served as Chief Financial Officer for Central Pacific Corporation and Executive Vice President, Chief Financial Officer and Manager of the Finance and Operations Division for American National Bank. From 1990 to 1992, he was Vice President of Operations for Systematics Financial Services Inc. From 1992 to 1998, he served as Senior Vice President, Chief Financial Officer of ARB, Inc.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Shares of CVB Financial Corp. common stock price increased from an average price of $14.84 per share for the first quarter of 2000 to an average per share price of $15.15 for the fourth quarter of 2000. The following table presents the high and low sales prices and dividend information for the Company's common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the ten percent stock dividend declared in December 2000, which was paid in January 2001, and the 5-for-4 stock split declared in December 1999, which became effective January 14, 2000. The Company had approximately 1,348 shareholders of record as of December 31, 2000.

                    TWO YEAR SUMMARY OF COMMON STOCK PRICES

                QUARTER ENDED                   HIGH      LOW           DIVIDENDS
                -------------                  ------    ------    -------------------
03/31/1999...................................  $16.45    $13.73    $0.09 Cash Dividend
06/30/1999...................................  $18.91    $13.95    $0.09 Cash Dividend
09/30/1999...................................  $21.55    $18.27    $0.09 Cash Dividend
12/31/1999...................................  $19.73    $16.55    $0.12 Cash Dividend
                                                                   5-for-4 Stock Split
03/31/2000...................................  $18.09    $12.27    $0.12 Cash Dividend
06/30/2000...................................  $14.72    $12.56    $0.12 Cash Dividend
09/30/2000...................................  $15.34    $13.64    $0.12 Cash Dividend
12/31/2000...................................  $16.31    $14.66    $0.12 Cash Dividend
                                                                    10% Stock Dividend

     The Company lists its common stock on the American Stock Exchange under the symbol "CVB."

ITEM 6. SELECTED FINANCIAL DATA.

                                      2000         1999         1998         1997         1996
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Interest Income..............  $   94,107   $   90,012   $   80,542   $   73,184   $   65,803
Provision for Credit Losses......       2,800        2,700        2,600        2,810        3,093
Other Operating Income...........      19,023       18,630       17,759       17,530       16,991
Other Operating Expenses.........      56,345       64,737       57,181       54,666       53,456
                                   ----------   ----------   ----------   ----------   ----------
Earnings Before Income Taxes.....      53,985       41,205       38,520       33,238       26,245
Income Taxes.....................      19,302       15,245       14,403       12,670       10,711
Net Earnings.....................  $   34,683   $   25,960   $   24,117   $   20,568   $   15,534
                                   ==========   ==========   ==========   ==========   ==========
Basic Earnings Per Common
  Share(1).......................  $     1.26   $     0.96   $     0.90   $     0.77   $     0.58
                                   ==========   ==========   ==========   ==========   ==========
Diluted Earnings Per Common
  Share(1).......................  $     1.23   $     0.93   $     0.87   $     0.75   $     0.56
                                   ==========   ==========   ==========   ==========   ==========
Cash Dividends Declared Per
  Share(1).......................  $     0.45   $     0.39   $     0.32   $     0.22   $     0.16
Dividend Pay-Out Ratio...........       35.71%       40.63%       32.41%       25.50%       24.85%
FINANCIAL POSITION:
  Assets.........................  $2,307,996   $2,010,757   $1,841,069   $1,501,048   $1,379,266
  Net Loans......................   1,032,341      935,791      817,296      736,673      695,677
  Deposits.......................   1,595,030    1,501,073    1,475,639    1,294,487    1,188,961
  Stockholders' Equity...........     188,630      140,770      139,430      123,671      108,043
  Book Value Per Share(1)........        6.82         5.18         5.19         4.63         4.05
  Equity-to-Assets Ratio(2)......        8.17%        7.00%        7.57%        8.24%        7.83%
FINANCIAL PERFORMANCE:
  Return on:
     Beginning Equity............       24.64%       18.62%       19.50%       19.04%       16.26%
     Average Equity..............       21.96%       17.90%       18.06%       17.81%       15.43%
  Return on Average Assets.......        1.67%        1.39%        1.49%        1.49%        1.26%
CREDIT QUALITY:
  Allowance for Credit Losses....  $   19,152   $   16,761   $   14,888   $   13,103   $   13,608
  Allowance/Total Loans..........        1.82%        1.76%        1.79%        1.75%        1.92%
  Total Non Performing Loans.....  $      966   $    1,194   $    8,925   $    9,545   $   26,030
  Non Performing Loans/Total
     Loans.......................        0.09%        0.13%        1.07%        1.27%        3.67%
  Allowance/Non Performing
     Loans.......................     1982.61%     1403.77%      166.81%      137.28%       52.28%
  Net Charge-Offs................  $      409   $      827   $      815   $    3,315   $    1,335
  Net Charge-Offs/Average
     Loans.......................        0.04%        0.10%        0.11%        0.46%        0.20%
REGULATORY CAPITAL RATIOS
  Leverage Ratio.................         8.5%         7.7%         7.4%         7.8%         7.4%
  Tier 1 Capital.................        13.2%        12.6%        12.4%        12.2%        11.1%
  Total Capital..................        14.4%        13.9%        13.6%        13.4%        12.3%

---------------
(1) All per share information has been retroactively adjusted to reflect the the 10% stock dividend declared December 20, 2000, as to holders of record on January 5, 2001 and paid January 26, 2001, the 5-for-4 stock split declared December 15, 1999, which became effective January 14, 2000, the 3-for-2 stock split declared in December 1997 which became effective in January 1998, and the 10% stock dividends paid in 1999, and 1997.

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

     CVB Financial Corp. (referred to herein on an unconsolidated basis as "CVB" and on a consolidated basis as the "Company") is a bank holding company. Its primary subsidiary, Citizens Business Bank, ("Bank") is a state chartered bank with 30 branch offices located in San Bernardino, Riverside, Eastern Los Angeles, and Orange Counties. Community Trust Deed Services ("Community") is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. CVB Ventures, Inc. ("Ventures") is a nonbank subsidiary providing financing and venture capital services to non-affiliated persons.

RECENT ACQUISITIONS

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

                     ANALYSIS OF THE RESULTS OF OPERATIONS

     The Company reported net earnings of $34.7 million for the year ended December 31, 2000. This represented an increase of $8.7 million, or 33.60%, over net earnings of $26.0 million for the year ended December 31, 1999. Net earnings for 1999 increased $1.8 million, or 7.64%, over net earnings of $24.1 million for the year ended December 31, 1998. Diluted earnings per share were $1.23 in 2000, $0.93 in 1999, and $0.87 in 1998. Basic earnings per share were $1.26 in 2000, $0.96 in 1999, and $0.90 in 1998. Diluted and basic earnings per share have been adjusted for the effects of a 5-for-4 stock split which became effective January 14, 2000, and 10% stock dividends paid in January 2001 and January 1999.

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

     The increase in net earnings for 2000 compared to 1999 was primarily the result of an increase in net interest income and a decrease in other operating expenses. The increase in earnings for 1999 compared to 1998 was the result of an increase in net interest income and in other operating income. This increase was partially offset by the increase in other operating expenses. Increased net interest income for 2000 and 1999 reflected higher volumes of average earning assets for each year.

     For 2000, the Company's return on average assets was 1.67%, compared to a return on average assets of 1.39% for 1999, and of 1.49% for 1998. The Company's return on average stockholders' equity was 21.96% for 2000, compared to a return of 17.90% for 1999, and of 18.06% for 1998.

NET INTEREST INCOME

     Table 1 presents information concerning the net interest income of the Company.

                                               2000                            1999                            1998
                                   -----------------------------   -----------------------------   -----------------------------
                                    AVERAGE                         AVERAGE                         AVERAGE
                                    BALANCE     INTEREST   RATE     BALANCE     INTEREST   RATE     BALANCE     INTEREST   RATE
                                   ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
                                                                      (AMOUNTS IN THOUSANDS)
ASSETS
Investment Securities
  Taxable(1).....................  $  721,681   $ 48,903   6.78%   $  686,076   $42,885    6.25%   $  539,408   $ 33,385   6.19%
  Tax preferenced(2).............     208,781     11,369   7.35%      122,280     5,663    6.50%       97,734      4,370   6.27%
Federal Funds Sold...............       2,850        195   6.84%       32,726     1,545    4.72%       63,219      3,360   5.31%
Loans (3) (4)....................     981,045     90,400   9.21%      866,917    78,385    9.04%      772,331     74,840   9.69%
                                   ----------   --------   -----   ----------   -------    -----   ----------   --------   -----
Total Earning Assets.............   1,914,357    150,867   8.09%    1,707,999   128,478    7.66%    1,472,692    115,955   7.99%
Total Non Earning Assets.........     157,198                         154,107                         144,208
                                   ----------                      ----------                      ----------
Total Assets.....................  $2,071,555                      $1,862,106                      $1,616,900
                                   ==========                      ==========                      ==========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Demand Deposits..................  $  610,826                      $  593,789                      $  526,257
Savings Deposits(5)..............     526,019   $ 13,216   2.51%      532,272   $11,109    2.09%      487,968   $ 12,050   2.47%
Time Deposits....................     361,172     19,478   5.39%      334,245    15,158    4.53%      309,120     15,901   5.14%
                                   ----------   --------   -----   ----------   -------    -----   ----------   --------   -----
Total Deposits...................   1,498,017     32,694   2.18%    1,460,306    26,267    1.80%    1,323,345     27,951   2.11%
                                   ----------   --------   -----   ----------   -------    -----   ----------   --------   -----
Other Borrowings.................     387,622     24,066   6.21%      230,532    12,199    5.29%      136,189      7,462   5.48%
                                   ----------   --------   -----   ----------   -------    -----   ----------   --------   -----
Interest Bearing Liabilities.....   1,274,813     56,760   4.45%    1,097,049    38,466    3.51%      933,277     35,413   3.79%
                                   ----------                      ----------                      ----------
Other Liabilities................      28,001                          26,239                          23,795
Stockholders' Equity.............     157,915                         145,029                         133,571
                                   ----------                      ----------                      ----------
Total Liabilities and
  Stockholders' Equity...........  $2,071,555                      $1,862,106                      $1,616,900
                                   ==========                      ==========                      ==========
Net interest spread..............                          3.64%                           4.15%                           4.20%
Net interest margin..............                          5.12%                           5.40%                           5.57%
Net interest margin excluding
  loan fees......................                          4.93%                           5.18%                           5.26%

---------------
(1) Includes short-term interest bearing deposits with other institutions.

(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 35.00%.

(3) Loan fees are included in total interest income as follows, (000)s omitted:
    2000, $3,794; 1999, $3,795; 1998, $4,864.

(4) Non performing loans are included in net loans as follows, (000)s omitted:
    2000, $966; 1999, $1,194; 1998, $8,925.

(5) Includes interest bearing demand and money market accounts.

     The Company's net interest income totaled $94.1 million for 2000. This represented an increase of $4.1 million, or 4.55%, over net interest income of $90.0 million for 1999. Net interest income for 1999 increased $9.5 million, or 11.76%, over net interest income of $80.5 million for 1998. The increases in net interest income for 2000 and 1999 were primarily the result of greater average balances of earning assets during each year.

     The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities. The Company's tax effected (TE) net interest margin was 5.12% for 2000, compared to 5.40% for 1999, and 5.57% for 1998. A higher yield on average earning assets, offset by a higher increase in the cost of average interest-bearing liabilities, contributed to the decrease in the net interest margin for 2000. Also for 2000, a change in the mix of interest-bearing liabilities toward higher costing funds was another element contributing to the decrease in the net interest margin. Other borrowed funds as a percent of interest-bearing liabilities increased from 21.01% to 30.41%. A lower yield on average earning assets, coupled with a smaller decrease in the cost of average interest-bearing liabilities, contributed to the decrease in the net interest margin for 1999.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The Company's net interest spread (TE) decreased to 3.64% for 2000, compared to 4.15% for 1999, and 4.20% for 1998. The decrease in the net interest spread for 2000 resulted from increases in the yield on earning assets offset by a larger increase in the cost of average interest-bearing liabilities. The decrease in the net interest spread for 1999 resulted from decreases in the yield on earning assets, and a smaller decrease in the cost of average interest-bearing liabilities.

     The Company's net interest margin and net interest spread have been decreasing which primarily reflects higher levels of investments, which have a lower yield than loans, and a reduction in the net difference between loans and deposits rates.

     The yield (TE) on earnings assets increased to 8.09% for 2000, from 7.66% for 1999, and 7.99% for 1998. The increase in the yield on earning assets for 2000 was the result of higher yields on both loans and investments. The decrease in the yield on earning assets for 1999 reflects lower yields on loans. The yield on average loans increased to 9.21% for 2000, compared to 9.04% for 1999. The yield on loans for 1999 decreased compared to 9.69% for 1998. The increase in the yields on loans for 2000 was primarily the result of an increased interest rate environment partially offset by increased price competition for loans compared to 1999. The decrease in the yields on loans for 1999 was the result of increased price competition for loans compared to 1998. Loans typically have higher yields than investments and federal funds sold. Total average loans, measured as a percentage of average earning assets, increased to 51.25% for 2000, compared with 50.76% in 1999, and decreased compared to 52.44% in 1998.

     The cost of average interest-bearing liabilities increased to 4.45% for 2000, compared to 3.51% for 1999, and 3.79% for 1998. For the most part, the increase in the cost of average interest-bearing liabilities for 2000 reflected a higher interest rate environment and increased usage of other borrowed funds. As a percentage of total average deposits, average non-interest-bearing (demand) deposits increased to 40.78% for 2000, compared to 40.66% for 1999, and 39.77% for 1998. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company's net interest margin, net interest spread, and net earnings.

     Total interest income increased in 2000, 1999 and 1998. The increases were primarily the result of increased balances of average earning assets. Interest income totaled $150.9 million for 2000. This represented an increase of $22.4 million, or 17.43%, compared to total interest of $128.5 million for 1999. For 1999, total interest income increased $12.5 million, or 10.80%, from total interest income of $116.0 million for 1998.

     Interest expense totaled $56.76 million for 2000. This represented an increase of $18.3 million, or 47.56%, over total interest expense of $38.5 million for 1999. For 1999, total interest expense increased $3.1 million, or 8.62%, over total interest expense of $35.4 million for 1998. For both 2000 and 1999, the increase in interest expense was the combined result of greater levels of average interest-bearing liabilities and change in the mix toward higher costing source of funds.

     Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the years indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates are calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

      TABLE 2 -- RATE AND VOLUME ANALYSIS FOR CHANGES IN INTEREST INCOME,
                   INTEREST EXPENSE, AND NET INTEREST INCOME

                                            2000 COMPARED TO 1999                      1999 COMPARED TO 1998
                                         INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                   ---------------------------------------    ---------------------------------------
                                                         RATE/                                      RATE/
                                   VOLUME      RATE     VOLUME      TOTAL     VOLUME      RATE      VOLUME     TOTAL
                                   -------    ------    -------    -------    -------    -------    ------    -------
                                                                 (AMOUNTS IN THOUSANDS)
Interest Income:
  Taxable investment
    securities...................  $2,336     $3,582    $   196    $ 6,114    $ 9,079    $   331    $  90     $ 9,500
  Tax preferenced securities.....   4,006        995        704      5,705      1,098        156       39       1,293
  Federal funds..................  (1,505)       723       (663)    (1,445)    (1,621)      (375)     181      (1,815)
  Loans..........................  10,320      1,498        197     12,015      9,166     (5,008)    (613)      3,545
                                   -------    ------    -------    -------    -------    -------    -----     -------
        Total earning assets.....  15,157      6,798        434     22,389     17,722     (4,896)    (303)     12,523
                                   -------    ------    -------    -------    -------    -------    -----     -------
Interest Expense:
  Savings deposits...............    (131)     2,265        (27)     2,107      1,093     (1,865)    (169)       (941)
  Time deposits..................   1,221      2,868        231      4,320      1,293     (1,883)    (153)       (743)
  Other borrowings...............   8,313      2,114      1,440     11,867      5,169       (255)    (177)      4,737
                                   -------    ------    -------    -------    -------    -------    -----     -------
        Total interest bearing
          liabilities............   9,403      7,247      1,644     18,294      7,555     (4,003)    (499)      3,053
                                   -------    ------    -------    -------    -------    -------    -----     -------
Net Interest Income..............  $5,754     $ (449)   $(1,210)   $ 4,095    $10,167    $  (893)   $ 196     $ 9,470
                                   =======    ======    =======    =======    =======    =======    =====     =======

     Interest and fees on loans, the Company's primary source of revenue, totaled $90.4 million for 2000. This represented an increase of $12.0 million, or 15.33%, over interest and fees on loans of $78.4 million for 1999. For 1999, interest and fees on loans increased $3.5 million, or 4.74%, over interest and fees on loans of $74.8 million for 1998. The increase in interest and fees on loans for 2000 and 1999 reflected increases in the average balance of loans and for 2000, reflected a higher interest rate environment. The yield on loans increased to 9.21% for 2000, compared to 9.04% for 1999 and decreased compared to 9.69% for 1998. Deferred loan origination fees, net of costs, totaled $3.3 million at December 31, 2000. This represented a decrease of $260,000, or 7.29%, from deferred loan origination fees, net of costs, of $3.6 million at December 31, 1999.

     In general, the Company stops accruing interest on a non-performing loan after its principal or interest becomes 90 days or more past due, charging to earnings all interest previously accrued but not collected. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2000, 1999, and 1998. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $99,000 greater for 2000, $274,000 greater 1999, and $485,000 greater for 1998. Accordingly, yields on loans would have increased by 0.01% for 2000, 0.03% for 1999, and 0.06% for 1998.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $3.8 million for 2000, $3.8 million for 1999 and $4.9 million for 1998.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

                          TABLE 3 -- LOAN FEE ACTIVITY

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (AMOUNTS IN THOUSANDS)
Fees Collected........................................  $ 3,535    $ 3,943    $ 4,808
Fees and costs deferred...............................   (2,039)    (2,984)    (4,019)
Accretion of deferred fees and costs..................    2,298      2,836      4,075
                                                        -------    -------    -------
          Total fee income reported...................  $ 3,794    $ 3,795    $ 4,864
                                                        =======    =======    =======
Deferred net loan origination fees at end of year.....  $ 3,307    $ 3,566    $ 3,418
                                                        =======    =======    =======

PROVISION FOR CREDIT LOSSES

     The provision for credit losses totaled $2.8 million for 2000. This represented an increase of $100,000, or 3.70%, from the provision for credit losses of $2.7 million for 1999. For 1999, the provision for credit losses increased $100,000, or 3.85%, from the provision for credit losses of $2.6 million for 1998. The increase in the provision for credit losses was primarily due to the inherent risk and size of the Company's loan portfolio and the change in the composition of the real estate mortgage, commercial and industrial and agribusiness loans. See "Risk Management -- Credit Risk" herein.

OTHER OPERATING INCOME

     Other operating income for the Company includes income derived from special services offered by the Bank, such as asset management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income is service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community and Ventures; and other revenues not included as interest on earning assets.

     Other operating income totaled $19.0 million for 2000. This represents an increase of $393,000, or 2.11%, from other operating income of $18.6 million for 1999. During 1999, other operating income increased $871,000, or 4.9%, over other operating income of $17.8 million for 1998. Service charges on deposit accounts, which totaled $10.6 million, in 2000 and 1999, and $8.8 million in 1998. Contributing in part to the increase in other operating income in each year was fee income from the Bank's Asset Management Division, (trust services) which generated fees totaling $4.0 million in 2000, $3.7 million in 1999, and $3.5 million in 1998. Investment Services which provides mutual funds, certificate of deposit and other non-insured investment products, generated fees totaling $1,316,000 in 2000, $921,000 in 1999, and $631,000 in 1998. The sale of securities generated income (loss) totaling $(218,000) in 2000, $(80,000) in 1999, and $407,000 in 1998, while the sale of fixed assets added income (loss) totaling $(19,000) in 2000, $(10,000) in 1999, and $684,000 in 1998.

     Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $107,000 in 2000, $158,000 in 1999, and $222,000 in 1998. Ventures, a subsidiary of the Company, had revenues of $41,000 in 2000 and reported no revenues in 1999, its year of inception.

OTHER OPERATING EXPENSES

     Other operating expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, other real estate owned, and other expenses. Other operating expenses totaled $56.3 million for 2000. This represents a decrease of $8.4 million, or 12.96%, from other operating expenses of $64.7 million for 1999. Approximately, $3.6 million of the decrease in other operating expenses in 2000 (including salaries and benefits and data processing expenses) is attributable to efficiencies derived from economies of scale as a result of the merger with Orange National Bancorp.

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

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.72% for 2000, compared to a ratio of 3.48% for 1999, and 3.54% for 1998. Without the merger costs, operating expense measured as a percentage of average assets would have been 3.22% for 1999. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) can be measured in terms of other operating expenses as a percentage of net revenue. This is known as the efficiency ratio and indicates the percentage of revenue that is used to cover expenses. For 2000, other operating expenses, as a percentage of total revenue was 49.81%, compared to a ratio of 59.59% for 1999 and a ratio of 58.17% for 1998. Without the merger costs, other operating expense as a percentage of total revenue would have been 55.12% for 1999. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $30.2 million for 2000. This represented an increase of $1.1 million, or 3.77%, over salaries and related expenses of $29.1 million for 1999. Salary and related expenses increased $303,000, or 1.05%, over salaries and related expenses of $28.8 million for 1998. The increases for both 2000 and 1999 primarily resulted from increased staffing levels. Salaries and related expenses as a percent of average assets decreased to 1.46% for 2000, compared to 1.56% for 1999, and 1.78% for 1998.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $5.4 million for 2000. This represented an increase of $525,000, or 10.89%, over occupancy expense of $4.8 million for 1999. Occupancy expense for 1999 decreased $284,000, or 5.56%, from an expense level of $5.1 million for 1998. Equipment expense totaled $5.0 million for 2000. This represented an increase of $252,000, or 5.32%, over the $4.7 million expense for 1999. For 1999, equipment expense increased $85,000, or 1.83%, from an expense of $4.6 million for 1998.

     Stationary and supplies expense totaled $3.7 million for 2000. This represented an increase of $58,000, or 1.60%, over the expense of $3.6 million for 1999. Stationary and supplies expense for 1999 increased $273,000, or 8.09%, over the expense of $3.4 million for 1998.

     Professional services totaled $3.0 million for 2000. This represented a decrease of $332,000 or 10.85%, over an expense of $3.4 million for 1999. For 1999, professional services increased $86,000, or 2.60%, from an expense of $3.3 million for 1998.

     Promotion expense totaled $2.7 million for 2000. This represented a decrease of $167,000, or 5.81%, from an expense of $2.9 million for 1999. Promotion expense increased for 1999 by $372,000, or 14.90%, over an expense of $2.5 million for 1998.

     Data processing expense totaled $1.4 million for 2000. This represented a decrease of $929,000, or 39.47%, from an expense of $2.4 million for 1999 which is attributable to efficiencies derived from economies of scale as a result of the merger with Orange National Bancorp. Data processing expense increased for 1999 by $424,000, or 21.99%, over an expense of $1.9 million for 1998. The increase for 1999 was partially the result of costs associated with external processing and correspondent bank fees.

     Other real estate owned (property foreclosed on and owned by the Company) expense represents the cost of acquiring, maintaining, and liquidating real property obtained by the Bank as a result of foreclosure. Included as an expense is a provision charged to earnings for potential decreases in the value of other real estate owned. Other real estate owned expense totaled $90,000 for 2000. This represented a decrease of $557,000, or 86.08%, from an expense level of $647,000 for 1999. For 1999, other real estate owned expense decreased $564,000, or 46.57%, over an expense level of $1.2 million for 1998. The decrease in the expense for 2000 and 1999 compared to 1998 reflected the lower average balance of other real estate owned for the most recent year.

     Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $1.2 million for 2000, 1999, and 1998.

INCOME TAXES

     The Company's effective tax rate for 2000 was 35.8%. This compares to effective tax rates of 37.0% for 1999, and 37.4% for 1998. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income for each period.

                        ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $2.3 billion at December 31, 2000. This represented an increase of $297.2 million, or 14.78%, from total assets of $2.0 billion at December 31, 1999. For 1999, total assets increased $169.7 million, or 9.22%, from total assets of $1.8 billion at December 31, 1998.

INVESTMENT SECURITIES

     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 2000 and 1999. At December 31, 2000, the Company reported total investment securities of $1.07 billion. This represents an increase of $192.7 million, or 21.97%, over total investment securities of $877.3 million at December 31, 1999. For 1999, investment securities increased $90.5 million, or 11.50%, greater than total investment securities of $786.8 million at December 31, 1998.

     The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, securities held as "available-for-sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At December 31, 2000, securities held as available-for-sale had a fair market value of $1.07 billion, representing 100.00% of total investment securities with an amortized cost of $1.06 billion. At December 31, 2000, the net unrealized holding gain on securities available-for-sale was $11.7 million, and the unrealized gain on investments available-for-sale, net of deferred taxes was $6.8 million.

     In connection with the merger with Orange National Bancorp and the Company's adoption of SFAS No. 133 "Accounting for derivative instruments and hedging activities", the Company reclassified investment securities from held-to-maturity to available-for-sale. The amortized cost at the date of transfer was $71.6 million and the fair value was $72.3 million. The unrealized gain was recorded in stockholders' equity, net of taxes.

LOANS

     At December 31, 2000, the Company reported total loans, net of deferred loan fees, of $1.05 billion. This represents an increase of $98.9 million, or 10.39%, over total loans of $952.6 million at December 31, 1999. For 1999, total loans increased $120.4 million, or 14.46%, over total loans, net of deferred loan fees of $832.2 million at December 31, 1998.

     Table 4 presents the distribution of the Company's loan portfolio at the dates indicated.

               TABLE 4 -- DISTRIBUTION OF LOAN PORTFOLIO BY TYPE

                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                                2000        1999       1998       1997       1996
                                             ----------   --------   --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS)
Commercial and Industrial..................  $  425,130   $392,094   $287,518   $303,410   $285,547
Real Estate
  Construction.............................      58,373     48,078     34,489     19,937     38,337
  Mortgage.................................     401,408    375,387    385,393    308,460    284,374
Consumer, net of unearned discount.........      22,642     24,731     28,996     28,031     29,832
Municipal Lease Finance Receivables........      23,633     21,268     22,923     24,008     19,825
Agribusiness(1)............................     123,614     94,560     76,283     69,404     55,486
                                             ----------   --------   --------   --------   --------
  Gross Loans..............................   1,054,800    956,118    835,602    753,250    713,401
                                             ----------   --------   --------   --------   --------
Less:
  Allowance for Credit Losses..............      19,152     16,761     14,888     13,103     13,608
  Deferred Loan Fees.......................       3,307      3,566      3,418      3,474      4,116
                                             ----------   --------   --------   --------   --------
          Total Net Loans..................  $1,032,341   $935,791   $817,296   $736,673   $695,677
                                             ==========   ========   ========   ========   ========

---------------
(1) Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $59.1 million for 2000, $42.9 million for 1999, $34.6 million for 1998, $27.9 million for 1997, $22.7 million for 1996, that represent loans to agricultural concerns for commercial or real estate purposes.

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

     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2000. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

   TABLE 5 -- LOAN MATURITIES AND INTEREST RATE CATEGORY AT DECEMBER 31, 2000

                                                                   AFTER ONE
                                                                      BUT
                                                         WITHIN      WITHIN       AFTER
                                                        ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                                        --------   ----------   ----------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Types of Loans:
  Commercial and industrial(1)........................  $126,737    $194,928     $480,266    $801,931
  Construction........................................    56,756           0        1,692      58,448
  Agribusiness........................................   117,045       6,569            0     123,614
                                                        --------    --------     --------    --------
                                                        $300,538    $201,497     $481,958    $983,993
                                                        ========    ========     ========    ========
Amount of Loans based upon:
  Fixed Rates.........................................  $ 46,689    $149,163     $364,017    $559,869
  Floating or adjustable rates........................   253,849      52,334      117,941     424,124
                                                        --------    --------     --------    --------
                                                        $300,538    $201,497     $481,958    $983,993
                                                        ========    ========     ========    ========

---------------
(1) Includes approximately $375.0 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company's books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 2000, substantially all of the Bank's loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company's allowance for credit losses.

NON-PERFORMING ASSETS

     At December 31, 2000, non-performing assets, which included non-performing loans (nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans) (see CREDIT RISK) and other real estate owned, totaled $1.3 million. This represented a decrease of $572,000, or 30.15%, compared to non-performing assets of $1.9 million at December 31, 1999. For 1999, total non-performing assets decreased $9.1 million, or 82.80%, from total non-performing assets of $11.0 million at December 31, 1998. The decrease in non-performing assets for 2000 compared to 1999 resulted as balances of other real estate owned and nonaccrual loans decreased during the year. The decrease in non-performing assets for 1999 reflected the decrease in nonaccrual loans and other real estate owned.

     At December 31, 2000, the Company had loans on which interest was no longer accruing (nonaccrual) totaling $966,000. This represented a decrease of $225,000, or 18.89%, from total nonaccrual loans of $1.2 million at December 31, 1999. For 1999, total nonaccrual loans decreased $7.7 million, or 86.54%, over total nonaccrual loans of $8.8 million at December 31, 1998. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan due to the borrower's financial condition. At December 31, 2000, and 1999 the Company had no loans that were classified as restructured.

     Although management believes that non-performing loans are generally well secured and that potential losses are provided for in the Company's allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses. Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

                        TABLE 6 -- NON-PERFORMING ASSETS

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      2000     1999     1998      1997      1996
                                                     ------   ------   -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
Nonaccrual loans...................................  $  966   $1,191   $ 8,849   $ 6,402   $20,028
Loans past due 90 days or more.....................       0        3        76     1,051       628
Restructured loans.................................       0        0         0     2,092     5,374
Other real estate owned (OREO).....................     359      703     2,102     4,521     8,642
                                                     ------   ------   -------   -------   -------
          Total nonperforming assets...............  $1,325   $1,897   $11,027   $14,066   $34,672
                                                     ======   ======   =======   =======   =======
Percentage of nonperforming assets to total loans
  outstanding & OREO...............................    0.13%    0.20%     1.32%     1.86%     4.85%
                                                     ======   ======   =======   =======   =======
Percentage of nonperforming assets to total
  assets...........................................    0.06%    0.09%     0.60%     0.94%     2.51%
                                                     ======   ======   =======   =======   =======

     Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see "Risk Management - Credit Risk" herein) the Bank's management is not aware of any loans as of December 31, 2000 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At December 31, 2000, the net book value of the properties held, as other real estate owned totaled $359,000. This represented a decrease of $344,000, or 48.93%, from other real estate owned of $703,000 at December 31, 1999. Although the Bank is actively marketing these properties, the Bank's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. Although there are recent appraisals on each property that support the carrying costs of these properties at December 31, 2000, no assurances can be given that further charges to earnings may not occur if real estate values decrease or the Bank cannot promptly dispose of the properties held.

DEPOSITS

     The Company reported total deposits of $1.60 billion at December 31, 2000. This represented an increase of $94.0 million, or 6.26%, over total deposits of $1.50 billion at December 31, 1999. During 1999, total deposits increased $25.4 million, or 1.72%, over total deposits of $1.48 billion at December 31, 1998.

     Non-interest-bearing demand deposits totaled $665.3 million at December 31, 2000. This represented an increase of $15.5 million, or 2.38%, over total non-interest-bearing demand deposits of $649.8 million at December 31, 1999. For 1999, total non-interest-bearing demand deposits increased $11.1 million, or 1.74%, over non-interest-bearing demand deposits of $638.7 million at December 31, 1998. Non-interest-bearing deposits represented 41.71% of total deposits as of December 31, 2000 and 43.29% of total deposits as of December 31, 1999.

     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2000.

      TABLE 7 -- MATURITY DISTRIBUTION OF LARGE DENOMINATION TIME DEPOSITS

                                                            (AMOUNTS IN THOUSANDS)
3 months or less...........................................        $213,708
Over 3 months through 6 months.............................          70,496
Over 6 months through 12 months............................          23,004
Over 12 months.............................................           3,216
                                                                   --------
          Total............................................        $310,424
                                                                   ========

OTHER BORROWED FUNDS

     As opportunities exist, the Bank borrows short-term funds and invests the proceeds at a positive spread. By purposely mismatching the maturities of the borrowed funds and the resulting investments, management can offset a portion of the Bank's interest rate risk. In addition, the positive spread contributes to the Bank's and Company's earnings. As the interest rate paid on borrowed funds is normally greater than the interest rate paid for deposits, the increase in other borrowed funds contributed to the decrease in the Company's net interest margin and net interest spread.

     At December 31, 2000, borrowed funds totaled $486 million. This represented an increase of $163 million, or 50.46%, from total borrowed funds of $323 million at December 31, 1999. For 1999, total borrowed funds increased $123 million, or 61.50%, from a balance of $200 million at December 31, 1998. The maximum outstanding at any month-end was $486 million during 2000, $323 million during 1999, and $200 million during 1998.

CAPITAL RESOURCES

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     Total stockholders' equity was $188.6 million at December 31, 2000. This represented an increase of $47.9 million, or 34.00%, over total stockholders' equity of $140.8 million at December 31, 1999. For 1999, total stockholders' equity increased $1.3 million, or 0.96%, over total stockholders' equity of $139.4 million at December 31, 1998.

     Tier 1 capital, stockholders' equity less intangible assets, was $174.4 million at December 31, 2000. This represented an increase of $25.7 million, or 17.29%, over total Tier 1 capital of $148.7 million at December 31, 1999. For 1999, Tier 1 capital increased $20.3 million, or 15.78%, over Tier 1 capital of $128.4 million at December 31, 1998. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.25% of risk-weighted assets, was $191.1 million at December 31, 2000. This represented an increase of $27.5 million, or 16.82%, over adjusted capital of $163.6 million at December 31, 1999. For 1999, adjusted capital increased $22.7 million, or 16.15%, over total adjusted capital of $140.8 million at December 31, 1998.

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

     The highest level for capital adequacy under Prompt Corrective Action is "Well-Capitalized". To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

     At December 31, 2000, and 1999, the Company exceeded all of the minimum capital ratios required to be considered well-capitalized. At December 31, 2000, the Company's total risk-based capital ratio was 14.4%, compared to a ratio of 13.9% at December 31, 1999. The ratio of Tier 1 capital to risk-weighted assets was 13.2% at December 31, 2000, compared to a ratio of 12.6% at December 31, 1999. At December 31, 2000, the Company's leverage ratio was 8.5%, compared to a ratio of 7.7% at December 31, 1999. (See NOTE 15 of the Notes to the Consolidated Financial Statements.)

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2000, the Company had an unrealized gain on investment securities net of taxes of $6.8 million, compared to a loss net of taxes of $16.4 million at December 31, 1999.

     During 1998, the Company announced its intention to re-purchase some of its outstanding common stock. The Company re-purchased 126,100 in 1998, as adjusted for a stock split and dividend in 1998, 1999, and 2000, of its outstanding shares at average price of $15.131 per share for an aggregate cost of $1.9 million.

     During 2000, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.45 per share for the full year after retroactive adjustment of a 10% stock dividend declared on December 20, 2000. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

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

CREDIT RISK

     Credit risk is defined as the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

     Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Bank's policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors' Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Bank.

     Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by the Bank's management to be adequate to provide for estimated losses inherent in the existing portfolio, and unused commitments to provide financing, including commitments under commercial and standby letters of credit.

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which the Company determines the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company's methodology includes two major elements, which are intended to reduce the differences between estimated and actual losses.

     The Company's methodology for assessing the appropriateness of the allowance consists of two key elements. The first element is the allocated portion of the allowance, which includes specific allowances for identified problem loans, and a loan portfolio formula allowance. The second element is the unallocated allowance, which supplements the allocated portion. The unallocated allowance includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated allowance to the total allowance may fluctuate from period to period.

     In the case of the portfolio formula allowance, homogeneous portfolios, such as small business lending, consumer loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.

     Central to the Company's credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower's financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower's financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

     Based on the risk rating system specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the portfolio formula allowance.

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

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

     - then-existing general economic and business conditions affecting the key lending areas of the Company,

     - then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

     - credit quality trends (including trends in non-performing loans expected to result from existing conditions),

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

     Management reviews these conditions in discussion with the Company's senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. Management may add certain adjustments to ensure that a prudent amount of conservatism is present. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

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

     At December 31, 2000, the Company reported an allowance for credit losses of $19.2 million. This represented an increase of $2.4 million or 14.26%, from the allowance for credit losses of $16.8 million at December 31, 1999. For 1999, the allowance for credit losses increased $1.9 million or 12.58%, from a balance of $14.9 million at December 31, 1998.

     At December 31, 2000, the Company had loans classified as impaired (see "Risk Management") totaling $15.2 million. This represents an increase of $11.9 million, or 368.2% compared to loans classified impaired of $3.2 million at December 31, 1999.

     Of the total $19.2 million reserve for credit losses at December 31, 2000, $14.1 million, or 73.75%, represented the allocated allowance and $5.0 million or 26.25% represented the unallocated portion. As of December 31, 1999 these amounts were $10.4, or 61.99% in allocated and $6.4, or 38.01% in unallocated.

     At December 31, 2000, the Company had loans classified as impaired totaling $15.2 million. This represents an increase of $11.9 million, or 368.2% compared to loans classified impaired of $3.2 million at December 31, 1999. For 1999, impaired loans decreased $7.8 million, or 70.52% from impaired loans of $11.0 million at December 1998. Impaired loans, measured as a percent of gross loans equaled 1.44%, 0.34%, and 1.32%, at December 31, 2000, 1999, and 1998
respectively.

     Non-performing loans totaled $966,000 at December 31, 2000. This represented a decrease of $228,000 or 19.10%, from non-performing loans of $1.2 million at December 31, 1999. For 1999, non-performing loans decreased $7.7 million, or 86.62%, from non-performing loans of $8.9 million at December 31, 1998. Non-performing loans, measured as a percent of gross loans, equaled 0.09%, 0.13%, and 1.07%, at December 31, 2000, 1999, and 1998, respectively.

     The decrease in non-performing loans for 2000 was the result of a decrease in nonaccrual loans. Nonaccrual loans decreased $225,000, or 18.89%, to $966,000 at December 31, 2000, from $1.2 million at December 31, 1999. The decrease in non-performing loans between December 31, 1999 and 1998 was the result of a $7.7 million, or 86.54%, reduction in nonaccrual loans.

     For 2000, the Company charged $409,000 of loans net of recoveries to the allowance for credit losses. This represented a decrease of $418,000, or 50.54% from 1999, in which the Company charged $827,000 of loans net of recoveries to the allowance for credit losses. This represented an increase of $12,000, or 1.47%, from net charges to the allowance for credit losses of $815,000 for 1998.

     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

                  TABLE 8 -- SUMMARY OF CREDIT LOSS EXPERIENCE

                                                AS OF AND FOR YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2000         1999        1998        1997        1996
                                      ----------    --------    --------    --------    --------
                                                        (AMOUNTS IN THOUSANDS)
Amount of Total Loans at End of
  Period(1).........................  $1,051,493    $952,552    $832,184    $749,776    $709,285
                                      ==========    ========    ========    ========    ========
Average Total Loans
  Outstanding(1)....................  $  981,045    $866,917    $772,331    $718,431    $662,195
                                      ==========    ========    ========    ========    ========
Allowance for Credit Losses at
  Beginning of Period...............  $   16,761    $ 14,888    $ 13,103    $ 13,608    $ 11,139
Loans Charged-Off:
  Real Estate.......................         559         483         707       3,158       1,559
  Commercial, Financial and
     Industrial.....................         193         522         373         371         452
  Agribusiness......................           0           0           0           0           0
  Municipal Lease Finance
     Receivables....................           0           0           0           0           0
  Consumer Loans....................          22          18          61         143         125
                                      ----------    --------    --------    --------    --------
          Total Loans Charged-Off...         774       1,023       1,141       3,672       2,136
                                      ----------    --------    --------    --------    --------
Recoveries:
  Real Estate Loans.................         139           6         161          44         572
  Commercial, Financial and
     Industrial.....................         221         184         150         295         210
  Agribusiness......................           0           0           0           0           0
  Municipal Lease Finance
     Receivables....................           0           0           0           0           0
  Consumer Loans....................           5           6          15          18          19
                                      ----------    --------    --------    --------    --------
          Total Loans Recovered.....         365         196         326         357         801
                                      ----------    --------    --------    --------    --------
Net Loans Charged-Off...............         409         827         815       3,315       1,335
                                      ----------    --------    --------    --------    --------
Provision Charged to Operating
  Expense...........................       2,800       2,700       2,600       2,810       3,093
                                      ----------    --------    --------    --------    --------
Adjustments Incident to Mergers.....           0           0           0           0         711
                                      ----------    --------    --------    --------    --------
Allowance for Credit Losses at End
  of period.........................  $   19,152    $ 16,761    $ 14,888    $ 13,103    $ 13,608
                                      ==========    ========    ========    ========    ========
Net Loans Charged-Off to Average
  Total Loans.......................        0.04%       0.10%       0.11%       0.46%       0.20%
Net Loans Charged-Off to Total Loans
  at End of Period..................        0.04%       0.09%       0.10%       0.44%       0.19%
Allowance for Credit Losses to
  Average Total Loans...............        1.95%       1.93%       1.93%       1.82%       2.05%
Allowance for Credit Losses to Total
  Loans at End of Period............        1.82%       1.76%       1.79%       1.75%       1.92%
Net Loans Charged-Off to Allowance
  for Credit Losses.................        2.14%       4.93%       5.47%      25.30%       9.81%
Net Loans Charged-Off to Provision
  for Credit Losses.................       14.61%      30.63%      31.35%     117.97%      43.16%

---------------
(1) Net of deferred loan origination fees.

     The Company's management believes that the allowance for credit losses at December 31, 2000 was adequate to provide for both recognized potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for credit losses and thereby adversely affect the results of operations. There is no precise method of predicting specific losses that ultimately may be charged against the allowance for credit losses.

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

              TABLE 9 -- ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                   DECEMBER 31,
                       ---------------------------------------------------------------------
                               2000                    1999                    1998
                       ---------------------   ---------------------   ---------------------
                       ALLOWANCE               ALLOWANCE               ALLOWANCE
                          FOR        % OF         FOR        % OF         FOR        % OF
                        CREDIT       TOTAL      CREDIT       TOTAL      CREDIT       TOTAL
                        LOSSES     ALLOWANCE    LOSSES     ALLOWANCE    LOSSES     ALLOWANCE
                       ---------   ---------   ---------   ---------   ---------   ---------
                                              (AMOUNTS IN THOUSANDS)
Real Estate..........   $10,037       52.4%     $   466        2.8%     $ 1,942       13.0%
Commercial and
  Industrial.........     4,021       21.0%       9,794       58.4%       6,867       46.2%
Consumer.............        67        0.4%         130        0.8%         155        1.0%
Unallocated..........     5,027       26.2%       6,371       38.0%       5,924       39.8%
                        -------      -----      -------      -----      -------      -----
        Total........   $19,152      100.0%     $16,761      100.0%     $14,888      100.0%
                        =======      =====      =======      =====      =======      =====

                                       DECEMBER 31,
                       ---------------------------------------------
                               1997                    1996
                       ---------------------   ---------------------
                       ALLOWANCE               ALLOWANCE
                          FOR        % OF         FOR        % OF
                        CREDIT       TOTAL      CREDIT       TOTAL
                        LOSSES     ALLOWANCE    LOSSES     ALLOWANCE
                       ---------   ---------   ---------   ---------
                                  (AMOUNTS IN THOUSANDS)
Real Estate..........   $ 1,563       11.9%     $ 1,363       10.0%
Commercial and
  Industrial.........     6,405       48.9%       8,137       59.8%
Consumer.............       139        1.1%         184        1.4%
Unallocated..........     4,996       38.1%       3,924       28.8%
                        -------      -----      -------      -----
        Total........   $13,103      100.0%     $13,608      100.0%
                        =======      =====      =======      =====

MARKET RISK

     In the normal course of its business activities, the Company is exposed to market risks including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future commitments or that the Company may be more reliant on alternative funding sources such as long-term debt. Financial products that expose the Company to market risk includes securities, loans, deposits, debt, and derivative financial instruments.

     The table below provides the actual balances as of December 31, 2000 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2000, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

                                                                                     MATURING
                                                    ---------------------------------------------------------------------------
                                                                                                        FIVE YEARS   ESTIMATED
                             BALANCE      AVERAGE                                                          AND          FAIR
                           DECEMBER 31,    RATE      ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS     BEYOND       VALUE
                           ------------   -------   ----------   ---------   -----------   ----------   ----------   ----------
                                                                  (AMOUNTS IN THOUSANDS)
2000
Interest-Earning Assets
Investment securities
  available-for-sale.....   $1,070,074     6.49%    $   32,274    $ 1,010      $ 8,857      $21,449     $1,006,484   $1,070,074
Loans and lease finance
  receivables, net.......    1,032,341     9.23%       303,142     36,256       46,858       42,003        604,082    1,036,548
                            ----------              ----------    -------      -------      -------     ----------   ----------
        Total interest
          earning
          assets.........   $2,102,415              $  335,416    $37,266      $55,715      $63,452     $1,610,566   $2,106,622
                            ==========              ==========    =======      =======      =======     ==========   ==========
Interest-Bearing
  Liabilities
Interest-bearing
  deposits...............   $  929,740     3.69%    $  921,636    $ 5,869      $   951      $   519     $      765   $  929,448
Demand note to U.S.
  Treasury...............       11,234     4.49%        11,234                                                           11,234
Short-term borrowings....      486,000     6.26%       461,000     25,000            0                                  486,000
                            ----------              ----------    -------      -------      -------     ----------   ----------
        Total interest-
          bearing
          liabilities....   $1,426,974              $1,393,870    $30,869      $   951      $   519     $      765   $1,426,682
                            ==========              ==========    =======      =======      =======     ==========   ==========

INTEREST RATE RISK

     During periods of changing interest rates, the ability to reprice interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

     The Bank's management monitors the interest rate "sensitivity" risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table 10 provides the Bank's maturity/repricing gap analysis at December 31, 2000, and 1999. The Bank had a negative cumulative 180 day gap of $812.0 million at December 31, 2000. This represented an increase of $257.3 million, or 46.38%, over the 180 day cumulative negative gap of $554.7 million at December 31, 1999. In theory, this would indicate that at December 31, 2000, $812.0 million more in liabilities than assets would re-price if there was a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin.

             TABLE 10 -- ASSET AND LIABILITY MATURITY/REPRICING GAP

                                                            OVER 90     OVER 180
                                              90 DAYS       DAYS TO      DAYS TO        OVER
                                              OR LESS      180 DAYS     365 DAYS      365 DAYS
                                             ----------    ---------    ---------    ----------
                                                           (AMOUNTS IN THOUSANDS)
2000
Earning Assets:
  Investment Securities at carrying
     value.................................  $   56,427    $  18,270    $  44,850    $  950,527
  Total Loans..............................     414,907       38,707       80,981       520,205
                                             ----------    ---------    ---------    ----------
          Total............................  $  471,334    $  56,977    $ 125,831    $1,470,732
Interest Bearing Liabilities
  Savings Deposits.........................  $  519,994    $       0    $       0    $        0
  Time Deposits............................     260,931       98,363       42,368         8,083
  Other Borrowings.........................     436,000       25,000            0        25,000
                                             ----------    ---------    ---------    ----------
          Total............................   1,216,925      123,363       42,368        33,083
                                             ----------    ---------    ---------    ----------
Period GAP.................................  $ (745,591)   $ (66,386)   $  83,463    $1,437,649
                                             ==========    =========    =========    ==========
Cumulative GAP.............................  $ (745,591)   $(811,977)   $(728,514)   $  709,135
                                             ==========    =========    =========    ==========
1999
Earning Assets:
  Investment Securities at carrying
     value.................................  $   82,058    $  18,464    $  41,037    $  735,773
  Total Loans..............................     354,718       21,511       39,983       539,906
                                             ----------    ---------    ---------    ----------
          Total............................  $  436,776    $  39,975    $  81,020    $1,275,679
Interest Bearing Liabilities
  Savings Deposits.........................  $  520,963    $       0    $       0    $        0
  Time Deposits............................     172,250      100,260       49,973         7,806
  Other Borrowings.........................     163,000       75,000       40,000        45,000
                                             ----------    ---------    ---------    ----------
          Total............................     856,213      175,260       89,973        52,806
                                             ----------    ---------    ---------    ----------
Period GAP.................................  $ (419,437)   $(135,285)   $  (8,953)   $1,222,873
                                             ==========    =========    =========    ==========
Cumulative GAP.............................  $ (419,437)   $(554,722)   $(563,675)   $  659,198
                                             ==========    =========    =========    ==========

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2000 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $728.6 million or 68.84% of the total investment portfolio at December 31, 2000 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

     The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling two-year horizon.

     The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

     The following reflects the Company's net interest income sensitivity analysis as of December 31, 2000:

                                                          ESTIMATED NET
                       SIMULATED                         INTEREST INCOME
                     RATE CHANGES                          SENSITIVITY
                     ------------                        ---------------
+200 basis points......................................    (3.52%)
-200 basis points......................................     4.71%

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

     Net cash provided by operating activities totaled $42.8 million for 2000, $40.8 million for 1999, and $32.4 million for 1998. The increase for 2000 compared to 1999 and 1998 was primarily the result of the increase in net income during each year.

     Cash used for investing activities totaled $262.0 million for 2000, compared to $255.6 million for 1999, and $361.4 million for 1998. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities and from the sale of other real estate owned.

     Funds provided from financing activities totaled $241.2 million for 2000, compared to $158.2 million for 1999, and $315.2 million for 1998. For 2000, cash flows from financing activities resulted from increased short-term borrowing and to a lesser extent from money market, savings deposits and time deposits. For 1999, cash flows from financing activities resulted from increased non-interest-bearing demand deposits and short-term borrowings.

     At December 31, 2000, cash and cash equivalents totaled $140.3 million. This represented an increase of $22.0 million, or 18.55%, from a total of $118.4 million at December 31, 1999.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank's assets. For 2000, the Bank's loan to deposit ratio averaged 65.49%, compared to an average ratio of 59.37% for 1999, and a ratio of 58.51% for 1998.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2000, approximately $62.0 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2000, neither the Bank nor CVB had any material commitments for capital expenditures.

  Accounting Changes

     In September 2000, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers of financial assets commencing April 1, 2001 and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000. The standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statement.

     In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was adopted during the year ended December 31, 1999, with an immaterial impact on the Company's consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CVB FINANCIAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Consolidated Financial Statements
  Consolidated Balance Sheets -- December 31, 2000 and
     1999...................................................   42
  Consolidated Statements of Earnings Years Ended December
     31, 2000, 1999 and 1998................................   43
  Consolidated Statements of Stockholders' Equity Year Ended
     December 31, 2000, 1999 and 1998.......................   44
  Consolidated Statements of Cash Flows Years Ended December
     31, 2000, 1999 and 1998................................   46
  Notes to Consolidated Financial Statements................   47
Independent Auditors' Report................................   65

     All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Discussion of Proposals recommended by the Board -- Proposal 1:
Election of Directors" and "Beneficial Ownership Reporting Compliance Requirement in 2000" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see "Item 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT" above.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements at page 54 for a list of financial statements filed as part of this Report.

EXHIBITS

     See Index to Exhibits at Page 80 of this Form 10-K.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following compensation plans and arrangements were filed as exhibits to this Form 10-K as management contracts or compensatory plans: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; 2000 Stock Option Plan, Exhibit 10.18; Severance Compensation Agreement dated March 21, 2001 with Edwin J. Pomplun,
Exhibit 10.29; Severance Compensation Agreement dated March 21, 2001 with Frank Basirico, Exhibit 10.30; Severance Compensation Agreement dated March 21, 2001 with Jay Coleman, Exhibit 10.31, and Severance Compensation Agreement dated March 21, 2001 with Edward Biebrich, Exhibit 10.35.

REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2001.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ GEORGE A. BORBA                        Chairman of the Board       March 21, 2001
-----------------------------------------------------
                   George A. Borba

                  /s/ JOHN A. BORBA                               Director              March 21, 2001
-----------------------------------------------------
                    John A. Borba

                 /s/ RONALD O. KRUSE                              Director              March 21, 2001
-----------------------------------------------------
                   Ronald O. Kruse

                                                                  Director              March 21, 2001
-----------------------------------------------------
                   John J. LoPorto

                 /s/ JAMES C. SELEY                               Director              March 21, 2001
-----------------------------------------------------
                   James C. Seley

                 /s/ SAN E. VACCARO                               Director              March 21, 2001
-----------------------------------------------------
                   San E. Vaccaro

             /s/ EDWARD J. BIEBRICH, JR.                   Chief Financial Officer      March 21, 2001
-----------------------------------------------------     (Principal Financial and
               Edward J. Biebrich, Jr.                       Accounting Officer)

                  /s/ D. LINN WILEY                        Director, President and      March 21, 2001
-----------------------------------------------------      Chief Executive Officer
                    D. Linn Wiley                           (Principal Executive
                                                                  Officer)

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 2000          1999
                                                              ----------    ----------
Federal funds sold..........................................  $   10,000    $
  Investment securities available for sale (Note 2).........   1,070,074       877,332
  Loans and lease finance receivables, net (Notes 3, 4, and
     5).....................................................   1,032,341       935,791
                                                              ----------    ----------
          Total earning assets..............................   2,112,415     1,813,123
  Cash and due from banks...................................     130,315       118,360
  Premises and equipment, net (Note 6)......................      27,206        27,726
  Other real estate owned, net (Note 5).....................         359           703
  Deferred taxes (Note 7)...................................       4,148        20,941
  Goodwill..................................................       7,403         8,452
  Cash value of life insurance..............................       7,434         6,793
  Accrued interest receivable...............................      14,625        11,454
  Other assets..............................................       4,091         3,205
                                                              ----------    ----------
          Total.............................................  $2,307,996    $2,010,757
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 8):
     Noninterest-bearing....................................  $  665,290    $  649,821
     Interest-bearing.......................................     929,740       851,252
                                                              ----------    ----------
          Total deposits....................................   1,595,030     1,501,073
  Demand note to U.S. Treasury..............................      11,234        16,951
  Short-term borrowings (Note 9)............................     486,000       323,000
  Accrued interest payable..................................       6,742         5,341
  Other liabilities (Notes 7, 11, and 19)...................      20,360        23,622
                                                              ----------    ----------
          Total liabilities.................................   2,119,366     1,869,987
                                                              ----------    ----------
Commitments and Contingencies (Note 10)
Stockholders' Equity (Notes 14 and 15)
  Preferred stock -- authorized, 20,000,000 shares without
     par value; no shares issued or outstanding.............
  Common stock -- authorized, 50,000,000 shares without par
     value; issued and outstanding, 27,659,452 (2000) and
     24,716,832 (1999)......................................     145,648       105,304
  Retained earnings.........................................      36,179        51,857
  Accumulated other comprehensive income (loss), net of tax
     (Note 2)...............................................       6,803       (16,391)
                                                              ----------    ----------
          Total stockholders' equity........................     188,630       140,770
                                                              ----------    ----------
          Total.............................................  $2,307,996    $2,010,757
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
Interest Income:
  Loans, including fees....................................  $ 90,400    $ 78,385    $ 74,840
                                                             --------    --------    --------
  Investment securities:
     Taxable...............................................    48,901      42,885      33,385
     Tax-advantaged........................................    11,369       5,663       4,370
                                                             --------    --------    --------
                                                               60,270      48,548      37,755
                                                             --------    --------    --------
  Federal funds sold.......................................       197       1,545       3,360
                                                             --------    --------    --------
          Total interest income............................   150,867     128,478     115,955
                                                             --------    --------    --------
Interest Expense:
  Deposits (Note 8)........................................    32,694      26,267      27,951
  Other borrowings.........................................    24,066      12,199       7,462
                                                             --------    --------    --------
          Total interest expense...........................    56,760      38,466      35,413
                                                             --------    --------    --------
Net interest income before provision for credit losses.....    94,107      90,012      80,542
Provision for credit losses (Note 5).......................     2,800       2,700       2,600
                                                             --------    --------    --------
Net interest income after provision for credit losses......    91,307      87,312      77,942
                                                             --------    --------    --------
Other Operating Income:
  Service charges on deposit accounts......................    10,573      10,558       8,810
  Trust services...........................................     4,038       3,748       3,472
  Other....................................................     4,412       4,324       5,477
                                                             --------    --------    --------
          Total other operating income.....................    19,023      18,630      17,759
                                                             --------    --------    --------
Other Operating Expenses:
  Salaries, wages, and employee benefits (Notes 11, 12, and
     14)...................................................  $ 30,239    $ 29,141    $ 28,838
  Occupancy (Note 10)......................................     5,350       4,825       5,109
  Equipment................................................     4,981       4,730       4,645
  Stationery and supplies..................................     3,705       3,647       3,374
  Professional services....................................     3,059       3,391       3,305
  Promotion................................................     2,702       2,869       2,497
  Data processing..........................................     1,424       2,352       1,928
  Deposit insurance premiums...............................       318         210         220
  Other real estate owned expense (Note 5).................        90         647       1,211
  Acquisition costs (Note 19)..............................                 4,856
  Other....................................................     4,477       8,069       6,054
                                                             --------    --------    --------
          Total other operating expenses...................    56,345      64,737      57,181
                                                             --------    --------    --------
Earnings before income taxes...............................    53,985      41,205      38,520
Income taxes (Note 7)......................................    19,302      15,245      14,403
                                                             --------    --------    --------
Net earnings...............................................  $ 34,683    $ 25,960    $ 24,117
                                                             ========    ========    ========
Basic earnings per common share (Note 13)..................  $   1.26    $   0.96    $   0.90
                                                             ========    ========    ========
Diluted earnings per common share (Note 13)................  $   1.23    $   0.93    $   0.87
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 2000
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER
                                         COMMON                            COMPREHENSIVE
                                         SHARES       COMMON    RETAINED   INCOME (LOSS),   COMPREHENSIVE
                                       OUTSTANDING    STOCK     EARNINGS     NET OF TAX        INCOME
                                       -----------   --------   --------   --------------   -------------
BALANCE, JANUARY 1, 1998.............    17,930      $ 70,119   $ 52,835      $    717
  Repurchase of common stock.........       (92)         (380)    (1,527)
  Issuance of common stock...........       187           639
  10% stock dividend.................     1,503        32,187    (32,187)
  Tax benefit from exercise of stock
     options.........................                                171
  Cash dividends.....................                             (7,892)
  Comprehensive income:
     Net earnings....................                             24,117                      $ 24,117
     Other comprehensive income --
       Unrealized gains on securities
          available for sale, net....                                              631             631
                                                                                              --------
          Comprehensive income.......                                                         $ 24,748
                                         ------      --------   --------      --------        ========
BALANCE, DECEMBER 31, 1998...........    19,528       102,565     35,517         1,348
  Issuance of common stock...........       246         2,739
  5-for-4 stock split................     4,943
  Tax benefit from exercise of stock
     options.........................                                221
  Cash dividends.....................                             (9,841)
  Comprehensive income:
     Net earnings....................                             25,960                      $ 25,960
     Other comprehensive income --
       Unrealized losses on
          securities available for
          sale, net..................                                          (17,739)        (17,739)
                                                                                              --------
          Comprehensive income.......                                                         $  8,221
                                         ------      --------   --------      --------        ========
BALANCE, DECEMBER 31, 1999...........    24,717       105,304     51,857       (16,391)
  Issuance of common stock...........       428         2,347
  10% stock dividend.................     2,514        37,997    (37,997)
  Tax benefit from exercise of stock
     options.........................                                 26
  Cash dividends.....................                            (12,390)
  Comprehensive income:
     Net earnings....................                             34,683                      $ 34,683
     Other comprehensive income --
       Unrealized gains on securities
          available for sale, net....                                           23,194          23,194
                                                                                              --------
          Comprehensive income.......                                                         $ 57,877
                                         ------      --------   --------      --------        ========
BALANCE, DECEMBER 31, 2000...........    27,659      $145,648   $ 36,179      $  6,803
                                         ======      ========   ========      ========

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                2000        1999       1998
                                                              --------    --------    ------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains (losses) on securities arising
  during the period.........................................  $ 40,157    $(30,848)   $1,468
Tax (expense) benefit.......................................   (17,103)     13,058      (600)
Less:
  Reclassification adjustment for losses (gains) on
     securities included in net income......................       217          80      (407)
  Reclassification adjustment for losses included in net
     earnings for securities transferred....................                              35
Add --
  Tax (benefit) expense on reclassification adjustments.....       (77)        (29)      135
                                                              --------    --------    ------
Net unrealized gain (loss) on securities....................  $ 23,194    $(17,739)   $  631
                                                              ========    ========    ======

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                2000         1999         1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received...........................................  $ 152,898    $ 133,128    $ 110,980
Service charges and other fees received.....................     18,795       19,121       21,320
Interest paid...............................................    (55,359)     (37,799)     (34,228)
Cash paid to suppliers and employees........................    (50,805)     (56,307)     (51,230)
Income taxes paid...........................................    (22,762)     (17,301)     (14,468)
                                                              ---------    ---------    ---------
        Net cash provided by operating activities...........     42,767       40,842       32,374
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale........    139,040       30,249       96,187
Proceeds from maturities of securities available for sale...    102,649      165,126      154,837
Proceeds from maturities of securities held to maturity.....                   1,018        7,487
Purchases of securities available for sale..................   (399,696)    (320,357)    (524,817)
Purchases of securities held to maturity....................                  (9,550)     (14,317)
Net increase in loans.......................................    (99,760)    (122,990)     (85,329)
Proceeds from sale of other real estate owned...............        994        2,262        5,401
Proceeds from sale of premises and equipment................         32           67        2,204
Purchases of premises and equipment.........................     (4,201)      (4,066)      (4,507)
Other investing activities..................................     (1,067)       2,607        1,408
                                                              ---------    ---------    ---------
        Net cash used in investing activities...............   (262,009)    (255,634)    (361,446)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits and money
  market and savings accounts...............................     14,500       18,650      144,777
Net increase in time certificates of deposit................     79,457        6,784       36,375
Net increase in short-term borrowings.......................    157,283      139,856      143,172
Cash dividends on common stock..............................    (12,390)      (9,841)      (7,892)
Repurchase of common stock..................................                               (1,907)
Proceeds from exercise of stock options.....................      2,347        2,739          639
                                                              ---------    ---------    ---------
        Net cash provided by financing activities...........    241,197      158,188      315,164
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     21,955      (56,604)     (13,908)
Cash and cash equivalents, beginning of year................    118,360      174,964      188,872
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $ 140,315    $ 118,360    $ 174,964
                                                              =========    =========    =========
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net earnings................................................  $  34,683    $  25,960    $  24,117
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Gain on sales of investment securities....................       (480)         (60)        (451)
  Loss on sales of investment securities....................        697          140           44
  Loss (gain) on sale of premises and equipment.............         19           10         (684)
  Gain on sale of other real estate owned...................       (223)        (631)        (116)
  Gain on sale of loans.....................................                    (182)        (655)
  Increase in cash value of life insurance..................       (641)        (199)        (213)
  Amortization of premiums (accretion of discounts) on
    investment securities...................................      5,204        7,156       (1,185)
  Provision for credit losses...............................      2,800        2,700        2,600
  Provision for losses on other real estate owned...........        (17)         300          500
  Proceeds from loan sales..................................                   4,830       10,553
  Origination of loans held for sale........................                  (4,648)      (9,898)
  Depreciation and amortization.............................      4,670        4,035        3,679
  Change in accrued interest receivable.....................     (3,171)      (2,096)      (1,275)
  Change in accrued interest payable........................      1,401          667        1,184
  Deferred tax benefit (provision)..........................       (460)      (2,967)      (1,208)
  Change in other assets and liabilities....................     (1,715)       5,827        5,382
                                                              ---------    ---------    ---------
        Total adjustments...................................      8,084       14,882        8,257
                                                              ---------    ---------    ---------
        Net cash provided by operating activities...........  $  42,767    $  40,842    $  32,374
                                                              =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Real estate acquired through foreclosure....................  $     410    $   1,795    $   3,560
Loans to facilitate the sale of other real estate owned.....                   1,235          200
Securities purchased not settled............................                                5,000

          See accompanying notes to consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 2000

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of CVB Financial Corp. and subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

     Investment Securities -- The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company's investment in Federal Home Loan Bank ("FHLB") stock is classified as available-for-sale but is carried at cost, which approximates fair value.

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

     A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company's policy is to record a specific valuation allowance, which is included

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

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

     Statement of Cash Flows -- Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold.

     Trust Services -- The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets, as they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

     Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

This statement was adopted during the year ended December 31, 1999, with an immaterial impact on the Company's consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers of financial assets commencing April 1, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statement.

     Reclassifications -- All 1998 amounts have been restated to account for the acquisition of Orange National Bancorp ("ONB") under the pooling-of-interests method of accounting.

 2. INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held, except FHLB stock, are publicly traded, and the estimated fair values were obtained from an independent pricing service. FHLB stock is carried at cost.

                                                                       2000
                                               ----------------------------------------------------
                                                               GROSS         GROSS
                                                             UNREALIZED    UNREALIZED
                                               AMORTIZED      HOLDING       HOLDING         FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Investment securities available-for-sale:
  U.S. Treasury securities...................  $      999     $    11                    $    1,010
  Mortgage-backed securities.................     336,978       2,123       $(1,568)        337,533
  CMO/REMICs.................................     391,634       2,306        (2,895)        391,045
  Government agency..........................      18,765                       (54)         18,711
  Municipal bonds............................     254,852      10,149          (375)        264,626
  Other debt securities......................      21,299         384                        21,683
  CRA Investment.............................      12,295       1,649                        13,944
  FHLB stock.................................      21,522                                    21,522
                                               ----------     -------       -------      ----------
                                               $1,058,344     $16,622       $(4,892)     $1,070,074
                                               ==========     =======       =======      ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

                                                                        1999
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                               UNREALIZED    UNREALIZED
                                                  AMORTIZED     HOLDING       HOLDING        FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
                                                                   (IN THOUSANDS)
Investment securities available-for-sale:
  U.S. Treasury securities......................  $    999                    $     (8)    $    991
  Mortgage-backed securities....................   231,233        $ 74          (5,800)     225,507
  CMO/REMICs....................................   434,680           2         (17,952)     416,730
  Government agency.............................    35,392                        (510)      34,882
  Municipal bonds...............................   165,137         472          (4,663)     160,946
  Other debt securities.........................     9,536                         (43)       9,493
  CRA Investment................................       820                                      820
  FHLB stock....................................    27,963                                   27,963
                                                  --------        ----        --------     --------
                                                  $905,760        $548        $(28,976)    $877,332
                                                  ========        ====        ========     ========

     The CMO/REMIC securities noted above represent collateralized mortgage obligations and real estate mortgage investment conduits. Approximately 73 percent of such securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. The remaining collateralized mortgage obligations are backed by agency-pooled collateral or whole loan collateral. All non-agency issues held are currently rated "A" or better by either Standard & Poor's or Moody's.

     At December 31, 2000 and 1999, investment securities having an amortized cost of approximately $669,358,000 and $507,695,000, respectively, were pledged to secure public deposits, short-term borrowings, and for other purposes as required or permitted by law.

     As discussed in Note 1, the Company adopted SFAS No. 133 during the year ended December 31, 1999. As permitted by SFAS No. 133, the Company reclassified investment securities from held-to-maturity to available-for-sale when SFAS No. 133 was adopted. The amortized cost at the date of reclassification was $71,609,000 and the fair value was $72,283,000. The unrealized gain was recorded in accumulated other comprehensive income, net of income taxes.

     The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2030, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

                                                            AVAILABLE-FOR-SALE
                                                   -------------------------------------
                                                                               WEIGHTED-
                                                   AMORTIZED        FAIR        AVERAGE
                                                      COST         VALUE         YIELD
                                                   ----------    ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Due in one year or less..........................  $   11,431    $   11,408       6.67%
Due after one year through five years............      34,183        34,707       7.64%
Due after five years through ten years...........      43,094        43,775       7.79%
Due after ten years..............................     219,502       230,084       8.53%
                                                   ----------    ----------
                                                      308,210       319,974       8.26%
FHLB stock.......................................      21,522        21,522
Mortgage-backed securities and CMO/REMICs........     728,612       728,578       6.59%
                                                   ----------    ----------
                                                   $1,058,344    $1,070,074       7.09%
                                                   ==========    ==========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     Net realized gains on sales of investment securities available-for-sale are as follows:

                                                              2000     1999     1998
                                                              -----    -----    ----
                                                                  (IN THOUSANDS)
Gross realized gains........................................  $ 480    $  60    $451
Gross realized losses.......................................   (697)    (140)    (44)

 3. LOANS AND LEASE FINANCE RECEIVABLES

     The following is a summary of the components of loan and lease finance receivables at December 31:

                                                          2000         1999
                                                       ----------    --------
                                                           (IN THOUSANDS)
Commercial, financial, and industrial................  $  425,130    $392,094
Real estate:
  Mortgage...........................................     401,408     375,387
  Construction.......................................      58,373      48,078
Consumer.............................................      22,642      24,731
Municipal lease finance receivables..................      23,633      21,268
Agribusiness.........................................     123,614      94,560
                                                       ----------    --------
                                                        1,054,800     956,118
Allowance for credit losses (Note 5).................     (19,152)    (16,761)
Deferred loan origination fees, net..................      (3,307)     (3,566)
                                                       ----------    --------
                                                       $1,032,341    $935,791
                                                       ==========    ========

     At December 31, 2000, the Bank held approximately $559,869,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 4 to 18 percent and have contractual maturities between 1 and 21 years.

 4. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

     The following is an analysis of the activity of all such loans:

                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Outstanding balance, beginning of year.....................  $5,585    $6,458
Credit granted, including renewals.........................   3,621       348
Repayments.................................................  (4,861)     (610)
Changes in officer/director loans due to merger............              (611)
                                                             ------    ------
Outstanding balance, end of year...........................  $4,345    $5,585
                                                             ======    ======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

 5. ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Balance, beginning of year............................  $16,761    $14,888    $13,103
Provision charged to operations.......................    2,800      2,700      2,600
Loans charged off.....................................     (774)    (1,023)    (1,141)
Recoveries on loans previously charged off............      365        196        326
                                                        -------    -------    -------
Balance, end of year..................................  $19,152    $16,761    $14,888
                                                        =======    =======    =======

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

     At December 31, 2000 and 1999, the Bank had classified as impaired, loan amounts totaling $15,170,000 and $3,240,000, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $9,191,000 and $405,000 on such loans, respectively. Included in impaired loans for 2000 is one loan in the amount of $8,376,000, which is secured by real estate having a loan to collateral ratio of 70% and a specific reserve of $5,629,000. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999, and 1998 was approximately $5,944,000, $7,161,000, and $8,800,000, respectively. Interest income of $1,456,000,
$459,000, and $986,000 was recognized on impaired loans during the years ended December 31, 2000, 1999, and 1998, respectively.

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

     At December 31, 2000 and 1999, loans on nonaccrual status totaled $966,000 and $1,191,000, all of which are included in the impaired loans discussed above.

     Activity in the allowance for other real estate owned losses was as follows:

                                                              2000    1999     1998
                                                              ----    -----    -----
                                                                  (IN THOUSANDS)
Balance, beginning of year..................................  $114    $ 553    $ 416
Provision charged (credited) to operations..................   (17)     300      500
Charge-offs of other real estate owned......................   (46)    (739)    (363)
                                                              ----    -----    -----
Balance, end of year........................................  $ 51    $ 114    $ 553
                                                              ====    =====    =====

     The Company incurred additional expenses of $90,000 (2000), $347,000
(1999), and $711,000 (1998) related to the holding and disposition of other real estate owned.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

 6. PREMISES AND EQUIPMENT

     Premises and equipment consist of:

                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Land...................................................  $  5,717    $  5,717
Bank premises..........................................    23,522      22,156
Furniture and equipment................................    26,208      25,608
Leased property under capital lease....................       649         649
                                                         --------    --------
                                                           56,096      54,130
Accumulated depreciation and amortization..............   (28,890)    (26,404)
                                                         --------    --------
                                                         $ 27,206    $ 27,726
                                                         ========    ========

 7. INCOME TAXES

     Income tax expense comprised the following:

                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current provision:
  Federal.....................................  $13,898    $13,175    $11,403
  State.......................................    5,864      5,037      4,208
                                                -------    -------    -------
                                                 19,762     18,212     15,611
                                                -------    -------    -------
Deferred (benefit) provision:
  Federal.....................................     (434)    (2,373)      (972)
  State.......................................      (26)      (594)      (236)
                                                -------    -------    -------
                                                   (460)    (2,967)    (1,208)
                                                -------    -------    -------
                                                $19,302    $15,245    $14,403
                                                =======    =======    =======

     Income tax (asset) liability comprised the following:

                                                           2000        1999
                                                          -------    --------
                                                            (IN THOUSANDS)
Current:
  Federal...............................................  $   323    $  1,659
  State.................................................     (791)        777
                                                          -------    --------
                                                             (468)      2,436
Deferred:
  Federal...............................................   (3,176)    (17,111)
  State.................................................     (972)     (3,830)
                                                          -------    --------
                                                           (4,148)    (20,941)
                                                          -------    --------
                                                          $(4,616)   $(18,505)
                                                          =======    ========

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     The components of the net deferred tax asset are as follows:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
FEDERAL
Deferred tax liabilities:
  Depreciation..............................................  $ 2,013    $ 2,428
  Valuation of trust assets.................................      454        499
  Core deposit premium......................................       21        145
  Leases....................................................       78         82
  Deferred income...........................................      365         84
  Unrealized gain on investment securities net..............    4,329
                                                              -------    -------
Gross deferred tax liability................................    7,260      3,238
                                                              -------    -------
Deferred tax assets:
  California franchise tax..................................    1,402      1,162
  Bad debt and credit loss deduction........................    6,534      5,648
  Other real estate owned reserves..........................       20        187
  Deferred compensation.....................................      871        977
  Self-insurance reserves...................................      524        427
  Unrealized loss on investment securities, net.............              10,040
  Other, net................................................    1,085      1,908
                                                              -------    -------
Gross deferred tax asset....................................   10,436     20,349
                                                              -------    -------
Net deferred tax asset -- federal...........................  $ 3,176    $17,111
                                                              =======    =======
STATE
Deferred tax liabilities:
  Depreciation..............................................  $   553    $   567
  Valuation of trust assets.................................      141        154
  Core deposit premium......................................        6         45
  Deferred income...........................................      390        145
  Unrealized gain on investment securities net..............      887
                                                              -------    -------
Gross deferred tax liability................................    1,977        911
                                                              -------    -------
Deferred tax assets:
  Bad debt and credit loss deduction........................    1,871      1,600
  Other real estate owned reserves..........................        6         58
  Deferred compensation.....................................      270        303
  Self-insurance reserves...................................      163        132
  Other accrued expense.....................................      574        574
  Unrealized loss on investment securities, net.............               1,997
  Other, net................................................       65         77
                                                              -------    -------
Gross deferred tax asset....................................    2,949      4,741
                                                              -------    -------
Net deferred tax asset -- state.............................  $   972    $ 3,830
                                                              =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

                                                     2000                1999                1998
                                               -----------------   -----------------   -----------------
                                               AMOUNT              AMOUNT              AMOUNT
                                               (000S)    PERCENT   (000S)    PERCENT   (000S)    PERCENT
                                               -------   -------   -------   -------   -------   -------
Federal income tax at statutory rate.........  $18,895    35.0%    $14,422    35.0%    $13,482    35.0%
State franchise taxes, net of federal
  benefit....................................    3,804     7.1       2,903     7.1       2,714     7.1
Tax-exempt interest..........................   (4,091)   (7.6)     (2,241)   (5.4)     (1,917)   (5.0)
Other, net...................................      694     1.3         161     0.3         124     0.3
                                               -------    ----     -------    ----     -------    ----
                                               $19,302    35.8%    $15,245    37.0%    $14,403    37.4%
                                               =======    ====     =======    ====     =======    ====

 8. DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $313,288,000 and $233,607,000 at December 31, 2000 and 1999,
respectively. Interest expense on such deposits amounted to approximately $14,622,000 (2000), $10,728,000 (1999), and $11,166,000 (1998).

     At December 31, 2000, the scheduled maturities of time certificates of deposit are as follows (000s):

2001........................................................  $401,642
2002........................................................     5,869
2003........................................................       951
2004........................................................       519
2005 and thereafter.........................................       765
                                                              --------
                                                              $409,746
                                                              ========

     At December 31, 2000, the Company had a single depositor with balances of approximately $101,000,000.

 9. SHORT-TERM BORROWINGS

     During 2000 and 1999, the Bank entered into short-term borrowing agreements with FHLB. The Bank had outstanding balances of $410,000,000 and $280,000,000 under these agreements at December 31, 2000 and 1999, respectively, with weighted-average interest rates of 6.4 percent and 5.6 percent, respectively. In addition, on December 31, 1999, the Bank entered into an overnight agreement with the FHLB to borrow $20,000,000 at 5.5 percent annual interest. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2000 and 1999, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $76,000,000 and $23,000,000 at a weighted average annual interest rate of 6.8 percent and 5.0 percent. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, excluding property taxes and insurance, are approximately as follows (000s):

2001........................................................  $ 2,411
2002........................................................    2,295
2003........................................................    1,924
2004........................................................    1,564
2005........................................................    1,192
Succeeding years............................................    1,925
                                                              -------
          Total minimum payments required...................  $11,311
                                                              =======

     Total rental expense for the Company was approximately $2,577,000 (2000), $2,497,000 (1999), and $2,494,000 (1998).

     At December 31, 2000, the Bank had commitments to extend credit of approximately $339,127,000 and obligations under letters of credit of $10,874,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

     The Bank has available lines of credit totaling $230,000,000 from certain financial institutions.

     In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. ("MRI"). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest. The lawsuit alleges that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeal vacated the judgement and remanded the case for retrial. In addition, the Court of Appeal has awarded the Bank the costs of appeal. MRI petitioned the Supreme Court of the State of California, which refused to hear the case. The Company is awaiting a new trial on all of the issues.

     In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company's internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. During 2000 and 1999, the Company has accrued a

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

liability for a portion of the judgment discussed above. Management believes the ultimate outcome of this case will not have a material effect on the Company's future consolidated financial position or results of operations.

11. DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena ("CCT&SB") in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $452,000
(2000), $445,000 (1999), and $453,000 (1998).

     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees' beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees' beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $221,000 for 2000, 1999, and 1998.

     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with ONB. These agreements called for periodic payments over 179 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $420,000 and $162,000 in 2000 and 1999.

12. 401(k) AND PROFIT-SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan's 401(k) component, and the Bank may make contributions under the plan's profit-sharing component, subject to certain limitations. The Bank's contributions are determined by the Board of Directors and amounted to approximately $1,349,000
(2000), $1,182,000 (1999), and $1,047,000 (1998).

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

13. EARNINGS PER SHARE RECONCILIATION (Dollars and shares in thousands, except per share amounts)

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                   INCOME          SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
                                                              DECEMBER 31, 2000
                                                 -----------------------------------------

BASIC EPS
Income available to common stockholders........    $34,683         27,590         $ 1.26
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                       576          (0.03)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $34,683         28,166         $ 1.23
                                                   =======         ======         ======

                                                              DECEMBER 31, 1999
                                                 -----------------------------------------
BASIC EPS
Income available to common stockholders........    $25,960         26,990         $ 0.96
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                     1,022          (0.03)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $25,960         28,012         $ 0.93
                                                   =======         ======         ======

                                                              DECEMBER 31, 1998
                                                 -----------------------------------------
BASIC EPS
Income available to common stockholders........    $24,117         26,866         $ 0.90
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of
  outstanding options..........................                     1,011          (0.03)
                                                   -------         ------         ------
DILUTED EPS
Income available to common stockholders........    $24,117         27,877         $ 0.87
                                                   =======         ======         ======

14. STOCK OPTION PLANS

     In May 2000, the Company approved a new stock option plan that authorizes the issuance of up to 2,200,000 shares of the Company's stock and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorizes the issuance of up to 2,823,425 shares and expires in February 2001. Under both plans options prices are to be determined at the fair market value of such shares on the date of grant, and options exercisable in such installments as determined by the Board of Directors.

     As a result of the merger with Orange National Bank, the Company maintains two compensatory incentive stock option plans in which options to purchase shares of the Company's common stock were granted. At December 31, 2000, options for the purchase of 71,775 shares were outstanding and exercisable. There are no further shares available for granting under these plans.

     At December 31, 2000, options for the purchase of 1,255,156 shares of the Company's common stock were outstanding under the above plans, of which options to purchase 858,447 shares were exercisable at prices ranging from $2.26 to $19.36; 2,991,833 shares of common stock were available for the granting of future options under the plans.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     The following table presents the status of all optioned shares and per share amounts after giving effect to the 10% stock dividend declared in 2000:

                                                            SHARES        PRICE RANGE
                                                           ---------    ---------------
Outstanding at January 1, 1998...........................  1,834,855    $ 2.26 - $11.40
Granted..................................................    268,656    $11.69 - $16.69
Exercised................................................   (315,580)   $ 2.26 - $10.42
Canceled.................................................    (27,869)   $ 5.10 - $15.54
                                                           ---------
Outstanding at December 31, 1998.........................  1,760,062    $ 2.26 - $16.69
Granted..................................................     39,928    $13.15 - $19.36
Exercised................................................   (339,052)   $ 2.26 - $15.54
Canceled.................................................     (1,821)   $ 5.10 - $15.54
                                                           ---------
Outstanding at December 31, 1999.........................  1,459,117    $ 2.26 - $19.36
Granted..................................................    306,700    $12.67 - $15.34
Exercised................................................   (497,091)   $ 2.26 - $15.54
Canceled.................................................    (13,570)   $ 5.86 - $19.36
                                                           ---------
Outstanding at December 31, 2000.........................  1,255,156    $ 2.26 - $19.36
                                                           =========

     At December 31, 2000, 858,447 options are exercisable at a weighted average exercise price of $6.54. The remaining weighted-average contractual life of the 1,255,156 options outstanding at December 31, 2000 is 5.6 years.

     The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

     The following table presents the effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                              2000       1999      1998
                                                             -------    ------    ------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Reduction in net income....................................  $1,541     $ 239     $ 356
Reduction in basic earnings per common share...............  $ 0.06     $0.01     $0.01
Reduction in diluted earnings per common share.............  $ 0.05     $0.01     $0.01

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Dividend yield.....................................    2.8%         2.2%         2.4%
Volatility.........................................    34.0%        32.4%        27.5%
Risk-free interest rate............................    5.1%         5.5%         5.0%
Expected life......................................  7.5 years    7.0 years    6.9 years

15. REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

direct, material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the institution's category.

     The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                              FOR CAPITAL
                                     ACTUAL                                ADEQUACY PURPOSES:
                                -----------------    --------------------------------------------------------------
                                 AMOUNT               AMOUNT
                                 (000S)     RATIO     (000S)                           RATIO
                                --------    -----    --------    --------------------------------------------------
As of December 31, 2000:
  Total Capital (to Risk-
     Weighted Assets)
     Company..................  $191,098    14.4%    $106,165    [greater than or equal to] 8.0%
     Bank.....................   191,429    14.5%     105,615    [greater than or equal to] 8.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..................   174,426    13.2%      52,856             [greater than]  4.0%
     Bank.....................   174,774    13.2%      52,962             [greater than]  4.0%
  Tier I Capital (to Average
     Assets) Company..........   174,426     8.5%      82,083    [greater than or equal to] 4.0%
     Bank.....................   174,774     8.5%      82,247    [greater than or equal to] 4.0%
As of December 31, 1999:
  Total Capital (to Risk-
     Weighted Assets)
     Company..................   163,579    13.9%      94,146    [greater than or equal to] 8.0%
     Bank.....................   160,160    13.6%      94,212    [greater than or equal to] 8.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..................   148,710    12.6%      47,210              [greater than] 4.0%
     Bank.....................   145,313    12.3%      47,256              [greater than] 4.0%
  Tier I Capital (to Average
     Assets)
     Company..................   148,710     7.7%      77,252    [greater than or equal to] 4.0%
     Bank.....................   145,313     7.6%      76,481    [greater than or equal to] 4.0%

                                                     TO BE WELL
                                                 CAPITALIZED UNDER
                                                 PROMPT CORRECTIVE
                                                 ACTION PROVISIONS:
                                ----------------------------------------------------
                                 AMOUNT
                                 (000S)                      RATIO
                                --------    ----------------------------------------
As of December 31, 2000:
  Total Capital (to Risk-
     Weighted Assets)
     Company..................                                                   N/A
     Bank.....................  $132,019            [greater than or equal to] 10.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..................                                                   N/A
     Bank.....................    79,443                        [greater than]  6.0%
  Tier I Capital (to Average
     Assets) Company..........                                                   N/A
     Bank.....................   102,808             [greater than or equal to] 5.0%
As of December 31, 1999:
  Total Capital (to Risk-
     Weighted Assets)
     Company..................                                                   N/A
     Bank.....................   117,765            [greater than or equal to] 10.0%
  Tier I Capital (to Risk-
     Weighted Assets)
     Company..................                                                   N/A
     Bank.....................    70,884                         [greater than] 6.0%
  Tier I Capital (to Average
     Assets)
     Company..................                                                   N/A
     Bank.....................    95,601             [greater than or equal to] 5.0%

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2000, declare and pay additional dividends of approximately $62,004,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. On December 31, 2000, this reserve requirement was approximately $58,000.

16. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                2000        1999
                                                              --------    --------
Assets:
  Investment in Citizens Business Bank......................  $188,980    $137,373
  Other assets, net.........................................     7,697      11,895
                                                              --------    --------
          Total assets......................................  $196,677    $149,268
                                                              ========    ========
Liabilities.................................................  $  8,047    $  8,498
Stockholders' equity........................................   188,630     140,770
                                                              --------    --------
          Total liabilities and stockholders' equity........  $196,677    $149,268
                                                              ========    ========

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                               2000       1999       1998
                                                              -------    -------    -------
Equity in earnings of Citizens Business Bank................  $34,963    $29,179    $24,441
Acquisition costs...........................................              (4,856)
Other (expense) income, net.................................     (280)     1,637       (324)
                                                              -------    -------    -------
Net earnings................................................  $34,683    $25,960    $24,117
                                                              =======    =======    =======

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.............................................  $ 34,683    $ 25,960    $ 24,117
  Adjustments to reconcile net earnings to cash (used in)
     provided by operating activities:
     Earnings of Citizens Business Bank....................   (34,963)    (29,179)    (24,441)
     Other operating activities, net.......................     1,870       2,273       1,365
                                                             --------    --------    --------
          Total adjustments................................   (33,093)    (26,906)    (23,076)
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................     1,590        (946)      1,041
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received from Citizens Business Bank...........     6,550      10,700       9,329
                                                             --------    --------    --------
          Net cash provided by investing activities........     6,550      10,700       9,329
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends on common stock...........................   (12,390)     (9,841)     (7,892)
  Proceeds from exercise of stock options..................     2,347       2,739         639
  Stock repurchase.........................................                            (1,907)
                                                             --------    --------    --------
          Net cash used in financing activities............   (10,043)     (7,102)     (9,160)
                                                             --------    --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents.......    (1,903)      2,652       1,210
Cash and Cash Equivalents, Beginning of Year...............     5,597       2,945       1,735
                                                             --------    --------    --------
Cash and Cash Equivalents, End of Year.....................  $  3,694    $  5,597    $  2,945
                                                             ========    ========    ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net interest income...........................  $23,210     $23,530      $23,550         $23,817
Provision for credit losses...................      900         700          700             500
Net earnings..................................    7,856       8,447        9,138           9,242
Basic earnings per common share...............     0.29        0.31         0.32            0.34
Diluted earnings per common share.............     0.28        0.30         0.32            0.33
1999
Net interest income...........................  $21,399     $22,057      $22,502         $24,054
Provision for credit losses...................      670         520          810             700
Net earnings..................................    6,265       7,025        7,203           5,467
Basic earnings per common share...............     0.23        0.26         0.27            0.20
Diluted earnings per common share.............     0.23        0.25         0.26            0.19

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

18. FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2000 and 1999. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                         2000                       1999
                                               ------------------------    ----------------------
                                                CARRYING     ESTIMATED     CARRYING    ESTIMATED
                                                 AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                               ----------    ----------    --------    ----------
                                                    (IN THOUSANDS)             (IN THOUSANDS)
ASSETS
Cash and cash equivalents....................  $  140,315    $  140,315    $118,360     $118,360
Investment securities available for sale.....   1,070,074     1,070,074     877,332      877,332
Loans and lease finance receivables, net.....   1,032,341     1,036,548     935,791      934,465
Accrued interest receivable..................      14,625        14,625      11,454       11,454
LIABILITIES
Deposits:
  Noninterest-bearing........................  $  665,290    $  665,290    $649,821     $649,821
  Interest-bearing...........................     929,740       929,448     851,252      851,229
Demand note to U.S. Treasury.................      11,234        11,234      16,951       16,951
Short-term borrowings........................     486,000       486,000     323,000      323,000
Accrued interest payable.....................       6,742         6,742       5,341        5,341

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

          The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for

                      CVB FINANCIAL CORP. AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 2000

     such loans. As such, the estimated fair value of total loans at December 31, 2000 and 1999 includes the carrying amount of nonaccrual loans at each respective date.

          The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2000 or 1999, as these instruments predominantly have adjustable terms and are of a short-term nature.

          The amounts of accrued interest receivable on loans and lease finance receivables and investments are considered to be stated at fair value.

          The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings, and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

     Merger-Related Costs -- The pooling-of-interests method of accounting requires that certain expenses incurred to effect the merger be treated as current charges against income. The Company charged to expense merger costs of approximately $3.0 million, after tax. The merger costs included accounting fees, investment banker fees, legal fees, and severance expenses. Merger related employee costs were $2,282,000. At December 31, 1999, the Company had remaining merger-related accruals included in other liabilities of $2,228,000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CVB Financial Corp.
Ontario, California:

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of CVB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ DELOITTE & TOUCHE LLP
                                          --------------------------------------
                                          Deloitte & Touche LLP

Los Angeles, California
February 2, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                   PAGE
-------                                                                  ----
 3.1     Articles of Incorporation of the Company, as amended.(1)....
 3.2     Bylaws of Company, as amended.(2)...........................     *
 3.3     Reserved. ..................................................     *
10.1     Reserved. ..................................................     *
10.2     Agreement by and among D. Linn Wiley, CVB Financial Corp.
         and Chino Valley Bank dated August 8, 1991.(2)..............     *
10.3     Chino Valley Bank Profit Sharing Plan, as amended.(3).......     *
10.4     Reserved....................................................     *
10.5     Transam One Shopping Center Lease dated May 20, 1986, by and between Transam One and Chino Valley Bank for the East Chino
         Office.(4)..................................................     *
10.6     Sublease dated November 1, 1986, by and between Eldorado
         Bank and Chino Valley Bank for the East Highland
         Office.(4)..................................................     *
10.7     Lease Assignment, Acceptance and Assumption and Consent
         dated December 23, 1986, executed by the FDIC, Receiver of
         Independent National Bank, Covina, California, as Assignor,
         Chino Valley Bank, as Assignee, and INB Bancorp, as Landlord
         under that certain Ground Lease dated September 30, 1983 by and between INB Bancorp and Independent National Bank for
         the Covina Office.(4).......................................     *
10.8     Lease Assignment dated May 15, 1987 and Consent of Lessor
         dated April 21, 1987 executed by Huntington Bank, as
         Assignor, Chino Valley Bank as Assignee and Gerald G. Myers
         and Lynn H. Myers as Lessors under that certain lease dated
         March 1, 1979 between Lessors and Huntington Bank for the
         Arcadia Office.(5)..........................................     *
10.9     Lease Assignment dated May 15, 1987 and Consent of Lessor
         dated March 18, 1987 executed by Huntington Bank, as
         Assignor, Chino Valley Bank as Assignee and George R. Meeker
         as Lessor under that certain Memorandum of Lease dated May
         1, 1982 between Lessor and Huntington Bank for the South
         Arcadia Office.(5)..........................................     *
10.10    Lease Assignment dated May 15, 1987 and Consent of Lessor
         dated March 17, 1987 executed by Huntington Bank, as
         Assignor, Chino Valley Bank as Assignee and William R.
         Hayden and Marie Virginia Hayden as Lessor under that
         Certain Lease and Sublease, dated March 1, 1983, as amended, between Lessors and Huntington Bank for the San Gabriel
         Office.(5)..................................................     *
10.11    Lease Assignment dated May 15, 1987 executed by Huntington
         Bank as Assignor and Chino Valley Bank as Assignee under
         that certain Shopping Center Lease dated June 1, 1982,
         between Anita Associates, a limited partnership and
         Huntington Bank for the Santa Anita ATM Branch.(5)..........     *
10.12    Office Building Lease between Havenpointe Partners Ltd. and
         CVB Financial Corp. dated April 14, 1987 for the Ontario
         Airport Office.(5)..........................................     *
10.13    Form of Indemnification Agreement.(6).......................     *
10.14    Office Building Lease between Chicago Financial Association
         I, a California Limited Partnership and CVB Financial Corp.
         dated October 17, 1989, as amended, for the Riverside
         Branch.(7)..................................................     *
10.15    Office Building Lease between Lobel Financial Corporation
         and Chino Valley Bank dated June 12, 1990, for the Premier
         Results data processing center.(3)..........................     *
10.16    Office Space Lease between Rancon Realty Fund IV and Chino
         Valley Bank dated September 6, 1990, for the Tri-City
         Business Center Branch.(3)..................................     *

EXHIBIT
NUMBER                                                                   PAGE
-------                                                                  ----
10.17    1991 Stock Option Plan, as amended.(8)......................     *
10.18    2000 Stock Option Plan.(9)..................................     *
10.19    Form of Option Agreement under 2000 Stock Option Plan
         incorporated from S-8.(9)...................................     *
10.20    Lease by and between Allan G. Millew and William F. Kragness and Chino Valley Bank dated March 5, 1993 for the Fontana
         Office.(10).................................................     *
10.21    Office Lease by and between Mulberry Properties and Chino
         Valley Bank dated October 12, 1992.(10).....................     *
10.22    Reserved. ..................................................     *
10.23    Reserved. ..................................................     *
10.24    Reserved. ..................................................     *
10.25    Lease by and between Bank of America and Chino Valley Bank
         dated October 15, 1993, for the West Arcadia Office.(11)....     *
10.26    Lease by and between RCI Loring and CVB Financial Corp.
         dated March 11, 1993, for the Riverside Office.(11).........     *
10.27    Lease by and between 110 Wilshire Building Partners, a
         California Partnership and Chino Valley Bank dated October
         21, 1994 for the Fullerton Office.(12)......................     *
10.28    Reserved. ..................................................     *
10.29    Severance Compensation Agreement dated March 21, 2001 with
         Edwin J. Pomplun. ..........................................     *
10.30    Severance Compensation Agreement dated March 21, 2001 with
         Frank Basirico. ............................................     *
10.31    Severance Compensation Agreement dated March 21, 2001 with
         Jay Coleman. ...............................................     *
10.32    Reserved. ..................................................     *
10.33    Reserved. ..................................................     *
10.34    Reserved. ..................................................     *
10.35    Severance Compensation Agreement dated March 21, 2001 with
         Edward Biebrich. ...........................................     *
10.36    Reserved. ..................................................     *
10.37    CVB Financial Corp. 1999 Orange National Bancorp 1993
         Continuation Stock Option Plan.(13).........................     *
10.38    CVB Financial Corp. 1999 Orange National Bancorp 1997
         Continuation Stock Option Plan.(14).........................     *
12       Statement regarding computation of ratios (included in Form
         10-K). .....................................................     *
21       Subsidiaries of Company. ...................................     *
23       Consent of Independent Certified Public Accountants. .......     *

---------------
  *  Not applicable.

 (1) Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-10394, which are incorporated herein by this reference

 (2) Filed as Exhibits 3.2 and 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-10394, which are incorporated herein by this reference.

 (3) Filed as Exhibits 10.3, 10.15 and 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

 (4) Filed as Exhibits 10.5, 10.6 and 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission file number 1-10394, which are incorporated herein by this reference.

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

 (7) Filed as Exhibits 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission file number 1-10394, which are incorporated herein by this reference.

 (8) Filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

 (9) Filed as Exhibit 10.18 and 10.19 respectively to Registrant's Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(10) Filed as Exhibit 10.20, 10.21 and to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-10394, which are incorporated herein by this reference.

(11) Filed as Exhibit 10.25 and 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-10394, which are incorporated herein by this reference.

(12) Filed as Exhibit 10.27 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-10394, which is incorporated herein by this reference.

(13) Filed as Exhibit 99.1 to Registrant's Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.

(14) Filed as Exhibit 99.2 to Registrant's Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.