Form 10-Q
period 2001-03-31
CVB FINANCIAL CORP
filed 2001-05-14
CIK 354647

26

                                                               FORM 10-Q
                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D. C. 20549

                                         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended March 31, 2001

                                                                  or

                                         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the transition period from _____ to _____

                                   For Quarter Ended March 31, 2001 Commission File Number: 1-10394

                                                          CVB FINANCIAL CORP.
                                        (Exact name of registrant as specified in its charter)

                         California                                                        95-3629339
           (State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
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

                                                               YES X NO

                           Number of shares of common stock of the registrant: 27,752,458 outstanding as of
                                                            April 30, 2001.

 This Form 10-Q contains 24 pages.

                                                   PART I - FINANCIAL INFORMATION

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    dollar amounts in thousands

                                                                                         March 31,            December 31,
                                                                                            2001                  2000
                                                                                      ----------------    --------------------
                                                                                        (unaudited)
       ASSETS
       Federal funds sold                                                            $          7,000       $          10,000                                                                                               $
       Investment securities available-for-sale                                             1,063,784               1,070,074
       Loans and lease finance receivables, net                                             1,016,280               1,032,341
                                                                                       ---------------      ------------------
            Total earning assets                                                            2,087,064               2,112,415
       Cash and due from banks                                                                 98,767                 130,315
       Premises and equipment, net                                                             27,100                  27,206
       Other real estate owned, net                                                               358                     359
       Deferred taxes                                                                             414                   4,148
       Goodwill and intangibles                                                                 7,128                   7,403
       Cash value life insurance                                                                7,470                   7,434
       Accrued interest receivable                                                             14,472                  14,625
       Other assets                                                                            28,906                   4,091
                                                                                       ---------------      ------------------
             TOTAL ASSETS                                                            $      2,271,679       $       2,307,996                                                                                               $
                                                                                       ===============      ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                                                      $        622,603       $         665,290                                                                                               $
            Interest-bearing                                                                  998,149                 929,740
                                                                                       ---------------      ------------------
               Total Deposits                                                               1,620,752               1,595,030
          Short-term borrowings                                                               110,559                 396,234
          Long-term borrowings                                                                300,332                 101,341
          Accrued interest payable                                                              5,592                   6,742
          Other liabilities                                                                    35,365                  20,019
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES                                                       $      2,072,600       $       2,119,366                                                                                               $
                                                                                       ===============      ==================
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)
          Common stock -authorized, 50,000,000 shares
             without par; issued and outstanding
             27,752,458 (2001) and 27,659,452 (2000)                                          145,765                 145,648
          Retained earnings                                                                    41,092                  36,179
          Accumulated other comprehensive income                                               12,222                   6,803
                                                                                       ---------------      ------------------
             Total stockholders' equity                                                       199,079                 188,630
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $      2,271,679       $       2,307,996                                                                                               $
                                                                                       ===============      ==================

       See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (unaudited)
              dollar amounts in thousands, except per share

                                                                             For the Three Months
                                                                                Ended March 31,

                                                                              2001             2000
                                                                         --------------  --------------
     Interest Income:
       Loans, including fees                                             $      23,176    $     21,257
       Investment securities:
          Taxable                                                               12,941          11,801
          Tax-advantaged                                                         3,753           2,264
                                                                           ------------     -----------
                 Total investment income                                        16,694          14,065
       Federal funds sold                                                           68               2
                                                                           ------------     -----------
                 Total interest income                                          39,938          35,324
     Interest Expense:
       Deposits                                                                  9,303           6,864
       Borrowings                                                                6,642           5,250
                                                                           ------------     -----------
                 Total interest expense                                         15,945          12,114
                                                                           ------------     -----------
         Net interest income before provision for credit losses                 23,993          23,210
     Provision for credit losses                                                   750             900
                                                                           ------------     -----------
           Net interest income after
            provision for credit losses                                         23,243          22,310
     Other Operating Income:
        Service charges on deposit accounts                                      3,146           2,646
        Loss on sale of securities                                                (605)            (74)
        Gain on sale of other real estate owned                                      0             223
        Trust services                                                           1,109           1,041
        Other                                                                    2,021             878
                                                                           ------------     -----------
                 Total other operating income                                    5,671           4,714
     Other operating expenses:
        Salaries and employee benefits                                           7,933           7,514
        Occupancy                                                                1,387           1,375
        Equipment                                                                1,223           1,270
        Professional services                                                    1,255           1,121
        Other                                                                    3,293           3,065
                                                                           ------------     -----------
                 Total other operating expenses                                 15,091          14,345
                                                                           ------------     -----------
     Earnings before income taxes                                               13,823          12,679
     Income taxes                                                                5,014           4,823
                                                                           ------------     -----------
         Net earnings                                                    $       8,809    $      7,856
                                                                           ============     ===========
     Basic earnings per common share                                     $        0.32    $       0.29
                                                                           ============     ===========
     Diluted earnings per common share                                   $        0.31    $       0.28
                                                                           ============     ===========
     Cash dividends per common share                                     $        0.14    $       0.12
                                                                           ============     ===========

     See accompanying notes to the consolidated financial statements.

              CVB FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (unaudited)
               (Dollars and shares in thousands)
                                                                                               Accumulated
                                                                                                  Other
                                                       Common                                 Comprehensive
                                                       Shares        Common      Retained         Income         Comprehensive
                                                      Outstanding    Stock       Earnings       Net of Tax           Income
                                                     ------------- -----------  -----------  -----------------  -----------------
Balance January 1, 2000                                   24,717 $    105,304 $     51,857 $          (16,391)
Issuance of common stock                                     428        2,347
10% stock dividend                                         2,514       37,997      (37,997)
Tax benefit from exercise of stock options                                              26
Cash dividends                                                                     (12,390)
Comprehensive income:
  Net earnings                                                                      34,683                    $           34,683
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                      23,194             23,194
                                                                                                                -----------------
           Comprehensive income                                                                               $           57,877
                                                     ------------  -----------  -----------  -----------------  =================
Balance December 31, 2000                                 27,659 $    145,648 $     36,179 $            6,803
Issuance of common stock                                      93          117
Cash dividends                                                                      (3,896)
Comprehensive income:
  Net earnings                                                                       8,809                    $            8,809
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                       5,419              5,419
                                                                                                                -----------------
           Comprehensive income                                                                               $           14,228
                                                     ------------  -----------  -----------  -----------------  =================
Balance March 31, 2001                                    27,752 $    145,765 $     41,092 $           12,222
                                                     ============  ===========  ===========  =================

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                                2001             2000
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $       35,947   $       36,837
           Service charges and other fees received                                 6,276            4,788
           Interest paid                                                         (17,096)         (11,743)
           Cash paid to suppliers and employees                                  (15,038)         (15,004)
           Income taxes paid                                                           0           (2,737)
                                                                          ---------------  ---------------
             Net cash provided by operating activities                            10,089           12,141
                                                                          ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available-for-sale                  165,848           15,621
           Proceeds from maturities of securities available-for-sale              16,229           27,458
           Purchases of securities available-for-sale                           (174,001)         (82,440)
           Net decrease in loans                                                  16,209            6,964
           Proceeds of premises and equipment                                         50                1
           Purchase of premises and equipment                                     (1,046)          (1,078)
           Other investing activities                                             (3,196)            (293)
                                                                          ---------------  ---------------
             Net cash provided by (used in) investing activities                  20,093          (33,767)
                                                                          ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net (decrease) in transaction deposits                                (14,697)         (35,338)
           Net increase(decrease) in time deposits                                40,421           (5,249)
           Net increase(decrease) in borrowings                                  (86,675)          43,584
           Cash dividends on common stock                                         (3,896)          (3,039)
           Proceeds from exercise of stock options                                   117            2,136
                                                                          ---------------  ---------------
             Net cash (used in) provided by financing activities                 (64,730)           2,094
                                                                          ---------------  ---------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (34,548)         (19,532)
CASH AND CASH EQUIVALENTS, beginning of period                                   140,315          118,360
                                                                          ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                                  $      105,767   $       98,828
                                                                          ===============  ===============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                                2001             2000
                                                                          ---------------  ---------------

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                   $        8,809   $        7,856
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Gain on sale of investment securities                                    (570)             (10)
           Loss on sale of investment securities                                   1,175               84
           Loss (gain) on sale of premises and equipment                              51                0
           Increase in cash value of life insurance                                  (36)               0
           Amortization of premiums on investment securities                      (3,466)           2,317
           Provisions for credit losses                                              750              900
           Depreciation and amortization                                           1,153            1,126
           Change in accrued interest receivable                                     153             (803)
           Change in accrued interest payable                                     (1,150)             371
           Change in other assets and liabilities                                  3,220              300
                                                                          ---------------  ---------------
             Total adjustments                                                     1,280            4,285
                                                                          ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      $       10,089   $       12,141
                                                                          ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities

           Securities purchased and not settled                           $       12,425   $          980
           Securities sold and not settled                                $      (22,845)  $            0

                                                 CVB FINANCIAL CORP. AND SUBSIDIARIES

                                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                          For the three months ended March 31, 2001 and 2000

1.       Summary of Significant  Accounting  Policies.  See Note 1 of the Notes to Consolidated  Financial  Statements in CVB Financial
         Corp.'s 2000 Annual Report on Form 10-K.

         Goodwill resulting from purchase accounting treatment of acquired banks is amortized on a straight-line basis over 15 years.

         The Bank  accounts for impaired  loans in  accordance  with  Statement of  Financial  Accounting  Standards  ("SFAS") No. 114,
         "Accounting by Creditors for  Impairment of a Loan," as amended by SFAS No. 118,  "Accounting by Creditors for Impairment of a
         Loan -- Income  Recognition  and  Disclosures."  Impaired  loans  totaled  $15.0  million at March 31, 2001.  These loans were supported by collateral with a fair market value, net of prior liens, of $14.4 million.

2.       Certain reclassifications have been made in the 2000 financial information to conform to the presentation used in 2001.

3.       In the ordinary course of business,  the Company enters into commitments to extend credit to its customers.  These commitments are not reflected in the accompanying  consolidated  financial statements.  As of March 31, 2001, the Company had entered into commitments with certain  customers  amounting to $355.7 million  compared to $339.1 million at December 31, 2000.  Letters of credit at March 31, 2001, and December 31, 2000, were $11.2 million and $10.9 million, respectively.

4.       The interim consolidated  financial statements are unaudited and reflect all adjustments and  reclassifications  which, in the opinion of  management,  are necessary  for a fair  statement of the results of  operations  and  financial  condition for the interim period.  All adjustments and  reclassifications  are of a normal and recurring  nature.  Results for the period ending
         March 31, 2001 are not  necessarily  indicative of results which may be expected for any other interim  period or for the year as a whole.

5.       The actual number of shares  outstanding  at March 31, 2001 was  27,752,458.  Basic  earnings per share are  calculated on the basis of the weighted  average number of shares  outstanding  during the period.  Diluted earnings per share are calculated on the basis of the  weighted  average  number of shares  outstanding  during the period  plus shares  issuable  upon the assumed exercise of outstanding common stock options.  All 2000 per share information in the financial  statements and in Management's
         Discussion and Analysis has been restated to give  retroactive  effect to the 10% stock dividend  declared  December 20, 2000, and which was paid on January 26,  2001.  The table below  presents the  reconciliation  of earnings per share for the periods indicated.

                                                              Earnings Per Share Reconciliation
                                                 (Dollars and shares in thousands, except per share amounts)
                                                                     For the Three Months
                                                                       Ended March 31,
                                                       2001                                             2000
                                 ----------------------------------------------  ---------------------------------------------
                                                     Weighted                                         Weighted
                                      Income      Average Shares    Per Share          Income      Average Shares  Per Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 ----------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $         8,809            27,703       $0.32   $          7,856           27,189      $0.29
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                     504       (0.01)                                615      (0.01)
                                 ----------------------------------------------     ------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $         8,809            28,207       $0.31   $          7,856           27,804      $0.28
                                 ==============================================  =============================================

                                                 CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                 MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's  discussion and analysis is written to provide  greater  insight into the results of operations and the financial condition of CVB Financial Corp. and its  subsidiaries.  Throughout this  discussion,  "Company"  refers to CVB Financial Corp. and its subsidiaries as a consolidated  entity.  "CVB" refers to CVB Financial Corp. as the unconsolidated  parent company and "Bank" refers to
Citizens  Business  Bank.  For a more  complete  understanding  of the  Company  and its  operations,  reference  should be made to the financial  statements  included in this report and in the Company's 2000 Annual Report on Form 10-K.  Certain statements in this Report on Form 10-Q constitute  "forward-looking  statements" under the Private  Securities  Litigation Reform Act of 1995 which involve risks and  uncertainties.  The  Company's  actual  results  may differ  significantly  from the  results  discussed  in such  forward-looking statements.  Factors  that might cause such a difference  include,  but are not limited to,  economic  conditions,  competition  in the geographic  and  business  areas in which the  Company  conducts  operations,  fluctuations  in interest  rates,  credit  quality,  and government  regulations.  For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results"
contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                             RESULTS OF OPERATIONS

         The Company  reported net earnings of $8.8 million for the three  months ended March 31, 2001.  This  represented  an increase of $953,000,  or 12.13%,  over net earnings of $7.9 million,  for the three months ended March 31, 2000.  Basic  earnings per share for the  three-month  period  increased  to $0.32 per share for 2001,  compared  to $0.29 per share for 2000.  Diluted  earnings  per share increased  to $0.31 per share for the first  three  months of 2001,  compared to $0.28 per share for the same  three-month  period last year.  The  annualized  return on average assets was 1.58% for the first three months of 2001 compared to a return on average assets of
1.60% for the three months ended March 31, 2000.  The  annualized  return on average equity was 18.37% for the three months ended March
31, 2001, compared to a return of 21.57% for the three months ended March 31, 2000.

         Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $15.2 million for the three months ended March 31, 2001.  This represented an increase of $1.7 million, or 13.02%, compared to operating earnings of $13.4 million for the first three months of 2000.

Net Interest Income/Net Interest Margin

         The principal  component of the Company's  earnings is net interest income,  which is the difference  between the interest and fees earned on loans and investments  and the interest paid on deposits and borrowed funds.  When net interest income is expressed as a percentage of average earning assets,  the result is the net interest  margin.  The net interest spread is the yield on average earning assets minus the average cost of  interest-bearing  deposits and borrowed funds.  The Company's net interest  income,  interest spread, and net interest margin are sensitive to general business and economic  conditions.  These conditions  include short-term and long-term interest rates,  inflation,  monetary supply, and the strength of the economy, in general, and the local economies in which the Company conducts business.

              For the three  months  ended March 31,  2001,  net  interest  income  before the  provision  for credit  losses was $24.0 million.  This  represented  an increase of $783,000,  or 3.37%,  over net interest  income of $23.2 million for the three months ended
March 31, 2000.  The increase in net interest  income for the first three months of 2001  compared to 2000 was  primarily the result of greater average balances of earning assets,  which was partially off set by a decrease in interest rates. Net  earning assets  averaged
$2.1 billion for the first three months of 2001.  This  represented an increase of $279.7 million,  or 15.42%,  compared to net average earning assets of $1.8 billion for the first three months of 2000.

         The net interest margin  measures net interest  income as a percentage of average earning assets.  The net interest margin can be affected by changes in the yield on earning  assets and the cost of  interest-bearing  liabilities,  as well as changes in the level of  interest-bearing  liabilities in proportion to earning  assets.  The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of  interest-bearing  liabilities.  The Company's tax effected (TE) net interest  margin was 4.86%
for the first three  months  ended March 31,  2001,  compared  to 5.31% for the same period of 2000.  A lower yield on average  earning assets,  and a higher cost of average funding  (deposits and  borrowings),  contributed to the decrease in the net interest  margin.  A change in the mix of earning assets was another  contributor to the decrease in the net interest margin.  Average loans as a percentage of net average  earning  assets for the first three  months of 2001  decreased  from 52.03% to 49.83%  compared to the same period last year.  Loans  typically  generate higher yields than  investments.  Also, a change in the mix of average  interest-bearing  liabilities toward higher costing funds was another element  contributing to the decrease in the net interest  margin.  Average borrowed funds as a percent of average  funding  (total  deposits  plus  borrowing)  increased  from 20.56% as of  December  31, 2000 to 22.42% as of March
31,2001.

          The net  interest  spread  is the  difference  between  the  yield  on  average  earning  assets  less  the  cost of  average interest-bearing  liabilities.  The  Company's  net interest  spread (TE)  decreased to 3.39% for the first three months of 2001 ending
March 31,  compared to 3.96% for the same period of 2000.  The decrease in the net interest  spread for 2001 resulted from decreases in the yield on  earning  assets  and an  increase  in the cost of  average  interest-bearing  liabilities.  The  yield on  earning assets decreased 8 basis points, while the cost of interest-bearing  liabilities  increased 48 basis points for the first three months of 2001 compared  to 2000.  The  increase  in the cost of  interest-bearing  liabilities  reflects  the  increased  use of  borrowed  funds and competitive market forces.

         The decrease in the yield on average  earning  assets  resulted from decreased  yields on average loans.  The yield on average loans  decreased  to 9.01% for the three months  ended March 31,  2001,  from a yield of 9.13% for the first three months of 2000.  The decrease in the yields on loans for 2001 was primarily the result of a decreasing  interest rate  environment.  The tax effective  (TE)
yield on average  investments  increased to 6.86% at March 31, 2001 compared to 6.79% at March 31, 2000 and decreased compared to 6.95%
at December 31, 2000.

         The cost of average  interest-bearing  liabilities increased to 4.52% for the three months ended March 31, 2001, compared to a cost of 4.04% for the first three months of 2000.  The increase in the cost of  interest-bearing  liabilities  was primarily the result of a change in the mix of  interest-bearing  liabilities and competitive  market forces.  As stated above,  average borrowed funds as a percent of average  funding (total  deposits plus  borrowing)  increased  from 20.56% to 22.42% between March 31, 2001 and December 31,
2000.  Also, average time  deposits as a percentage  of  interest-bearing  deposits  inceased to 44.77% from  38.84%.  The cost of average  interest-bearing  deposits  was 3.88% for the first three  months of 2001 as compared to 3.27% for the first three  months of
2000.  The cost of borrowed  funds  increased to 5.89% for the three  months ended March 31, 2001,  compared to a cost of 5.84% for the three months ended March 31, 2000.  The cost of time  deposits  increased to 5.61% for the three months ended March 31, 2001,  compared to a cost of 4.75% for the three months ended March 31, 2000.

         The Company  reported total interest  income of $39.9 million for the three months ended March 31, 2001.  This  represented an increase of $4.6 million, or 13.06%, over total interest income of $35.3 million for the three months ended March 31, 2000.

         Interest  expense  totaled  $15.9  million for the three  months ended March 31, 2001.  This  represented  an increase of $3.8 million, or 31.63%, over total interest expense of $12.1 million for the three months ended March 31, 2000.

         Table 1 shows the  average  balances  of assets,  liabilities,  and  stockholders'  equity and the  related  interest  income, expense,  and rates for the three-month  periods ended March 31, 2001, and 2000. Yields for  tax-advantaged  investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)
                                                                         Three-month periods ended March 31,
                                                       2001                                      2000
                                                  ----------------------------------------- --------------------------------------
                                                      Average                                  Average
ASSETS                                                Balance       Interest          Rate     Balance        Interest       Rate
                                                    ------------  -----------   -----------   -----------  ------------  ---------

Investment Securities:
  Taxable                                         $     785,707 $     12,941         6.68%  $    717,974 $      11,801      6.67%
  Tax-advantaged (TE) (1)                               279,397        3,753         7.35%       169,307         2,264      7.32%
Federal Funds Sold   Interest-bearing
   deposits with other financial institutions             4,994           68         5.52%           154             2      5.27%
Loans (2) (3)                                         1,043,452       23,176         9.01%       944,067        21,257      9.13%
                                                    ------------                -----------  ------------                ---------
                                                                  -----------                              ------------
Total Earning Assets                                  2,113,550 $     39,938         7.92%     1,831,502 $      35,324      8.00%
Total Non-earning Assets                                146,113                                  157,860
                                                    ------------                              -----------
Total Assets                                      $   2,259,663                             $  1,989,362
                                                    ============                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits                   $     609,723                             $    596,582
  Savings Deposits (4)                                  537,347 $      3,282         2.48%       520,640 $       2,994      2.33%
  Time Deposits                                         435,531        6,021         5.61%       330,648         3,870      4.75%
                                                    ------------  -----------   -----------   -----------  ------------  ---------
   Total Deposits                                     1,582,601        9,303         2.38%     1,447,870         6,864      1.92%
                                                    ------------  -----------   -----------   -----------  ------------  ---------
Borrowings                                              457,488        6,642         5.89%       364,281         5,250      5.84%
                                                    ------------                -----------   -----------                ---------
                                                                  -----------                              ------------
Total Interest-Bearing Liabilities                    1,430,366 $     15,945         4.52%     1,215,569 $      12,114      4.04%
                                                    ------------                              -----------
Other Liabilities                                        25,120                                   29,483
Stockholders' Equity                                    194,454                                  147,728
                                                    ------------                              -----------
Total Liabilities and
  Stockholders' Equity                            $   2,259,663                             $  1,989,362
                                                    ============                              ===========

Net interest spread                                                                  3.39%                                  3.96%
Net interest margin                                                                  4.86%                                  5.31%

--------------------------------------------------
(1) Includes tax-exempt municipal securities, pereferred stock, and qualified zone academy bonds.
(2) Loan fees are included in total interest income as follows: 2001, $898; 2000, $917.
(3) Nonperforming loans are included in loans as follows: 2001, $971; 2000, $687.
(4) Includes interest-bearing demand and money market accounts.

                                                                                                                                                                               90

         Table 2  summarizes  the changes in interest  income and  interest  expense  based on changes in average  asset and  liability balances  (volume)  and  changes  in  average  rates  (rate).  For each  category  of  interest- earning  assets  and  interest-bearing liabilities,  information is provided with respect to changes  attributable  to (1) changes in volume  (change in volume  multiplied by initial  rate),  (2) changes in rate  (change in rate  multiplied  by initial  volume) and (3) changes in  rate/volume  (change in rate multiplied by change in volume).

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense
and Net Interest Income
(amounts in thousands)
                                              Comparison of three-month period
                                               ended March 31, 2001 and 2000
                                     Increase (decrease) in interest income or expense
                                                     due to changes in:

                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         ------------    ------------   ------------   -------------
Interest Income:
  Taxable investment securities        $       1,395   $        (227)  $        (27)  $       1,141
  Tax-advantaged securities                    1,243             159             87           1,489
  Fed funds sold   interest-bearing
   deposits with other institutions               72               0             (7)             65
  Loans                                        2,238            (288)           (31)          1,919
                                         ------------    ------------   ------------   -------------
Total earning assets                           4,948            (356)            22           4,614
                                         ------------    ------------   ------------   -------------

Interest Expense:
  Savings deposits                                96             191              6             293
  Time deposits                                1,231             695            221           2,147
  Other borrowings                             1,343              39             10           1,392
                                         ------------    ------------   ------------   -------------
Total interest-bearing liabilities             2,670             925            237           3,832
                                         ------------    ------------   ------------   -------------

Net Interest Income                    $       2,278   $      (1,281)  $       (215)  $         782
                                         ============    ============   ============   =============

         During periods of changing  interest rates, the ability to reprice interest-earning assets and  interest-bearing  liabilities can influence net interest income, net interest margin, and,  consequently,  the Company's  earnings.  Interest rate risk is managed by attempting to control the spread between rates earned on  interest-earning  assets and the rates paid on  interest-bearing  liabilities within the  constraints  imposed  by market  competition  in the  Bank's  service  area.  Short-term  repricing  risk is  minimized  by controlling the level of floating rate loans and maintaining bond payments and maturities  which are scheduled in  approximately  equal increments over time.  Basis risk is managed by the timing and magnitude of changes to  interest-bearing  deposits  rates.  Yield curve risk is reduced by keeping the  duration of the loan and bond  portfolios  relatively  short.  Options  risk in the bond  portfolio  is monitored monthly and actions are recommended when appropriate.

         Both the net interest  spread and the net interest  margin are largely  affected by interest  rate changes in the market place and the Company's  ability to reprice assets and  liabilities as these interest  rates change.  The Company's  management  utilizes the results of a dynamic  simulation  model to quantify  the  estimated  exposure of net interest  income to sustained  changes in interest rates.  The  sensitivity  of the  Company's  net interest  income is measured over a rolling two year  horizon.  The  simulation  model estimates the impact of changing  interest rates on the net interest income from all interest-earning assets and interest expense paid on all interest-bearing  liabilities  reflected on the Company's  balance sheet. The sensitivity  analysis is compared to policy limits which  specify a maximum  tolerance  level for net interest  income  exposure  over a one year time horizon  assuming no balance  sheet growth,  given both a 200 basis point  upward and downward  shift in interest  rates.  A parallel and pro rata shift in interest  rates over a 12-month period is assumed.  The following  reflects the Company's net interest income sensitivity over a one year horizon as of
March 31, 2001.

                                                Estimated Net
             Simulated                         Interest Income
            Rate Changes                         Sensitivity
            ------------                         -----------
         +200 basis points                          0.18%
         -200 basis points                         (0.82%)

         The table  indicates that net interest  income would increase by  approximately  0.18% over a 12-month  period if there were a sustained,  parallel and pro rata 200 basis point upward shift in interest  rates.  Net interest  income would  decrease  approximately
0.82% over a 12-month period if there were a sustained, parallel and pro rata 200 basis point downward shift in interest rates.

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

         Based on the risk rating system  specific  allowances  are  established in cases where  management has identified  significant conditions or  circumstances  related to a credit that management  believes  indicates the probability that a loss has been incurred in excess of the amount  determined by the application of the portfolio  formula  allowance.  Management  performs a detailed  analysis of these  loans,  including,  but not limited to,  appraisals  of the  collateral,  conditions  of the  marketplace  for  liquidating  the collateral  and assessment of the  guarantors.  Management  then  determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

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
Where any of these  conditions  is not  evidenced  by a  specifically  identifiable  problem  credit  or  portfolio  segment  as of the evaluation  date,  management's  evaluation of the inherent loss related to such condition is reflected in the  unallocated  allowance.
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

         The Company  maintains an allowance for inherent  credit  losses that is increased by a provision  for credit  losses  charged against  operating  results.  The  allowance for credit losses is also  increased by  recoveries  on loans  previously  charged off and reduced by actual loan losses  charged to the  allowance.  The  provision  for credit  losses was  $750,000  for the three months ended
March 31, 2001, as compared to $900,000 for the same period of 2000, a decrease of $150,000, or 16.67%.

         The allowance for credit losses at March 31, 2001 was $20.0 million.  This represented an increase of $868,700 or 4.54%,  from the  allowance  for credit  losses of $19.2  million at December 31, 2000.  The  allowance for credit losses was 1.92% of average gross loans for the first three months of 2001 and 1.86% of average gross loans for the first three months of 2000.

         Non-performing  loans, which include  non-accrual  loans, loans past due 90 or more days and still accruing,  and restructured loans were $971,000 at March 31, 2001. This  represented an increase of $5,000,  or 0.52%,  from the level of  non-performing  loans at
December 31, 2000.  Non-performing  assets,  which  include  non-performing  loans plus other real estate owned  (foreclosed  property)
remained  constant at $1.3 million at March 31, 2001.  Table 6 presents  non-performing  assets as of March 31, 2001,  and December 31,
2000.  At March 31,  2001,  the Company had loans  classified  as impaired  totaling  $15.0  million.  This  represents  an decrease of
$182,000,  or 1.20%  compared to loans  classified as impaired of $15.2  million at December  31, 2000.  The Company  applies the methods prescribed  by Statement of Financial  Accounting  Standards  No. 114 for  determining  the fair value of specific  loans for which the eventual collection of all principal and interest is considered impaired.

          While  management  believes  that the  allowance at March 31, 2001,  was adequate to absorb losses from any known or inherent risks in the  portfolio,  no assurance can be given that economic  conditions  which  adversely  affect the Company's  service areas or other  circumstances  will not be  reflected  in  increased  provisions  or credit  losses  in the  future.  Table 3 shows  comparative information on net credit losses, provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)
                                                                       Three-months ended March 31,
                                                                        2001                2000
                                                                     ------------        ------------

Amount of Total Loans at End of Period (1)                         $   1,036,301       $     945,451
                                                                     ============        ============
Average Total Loans Outstanding (1)                                $   1,043,452       $     944,067
                                                                     ============        ============
Allowance for Credit Losses at Beginning of Period                 $      19,152       $      16,761
Loans Charged-Off:
  Real Estate Loans                                                            0                 187
  Commercial and Industrial                                                    0                   0
  Consumer Loans                                                               1                   1
                                                                     ------------        ------------
    Total Loans Charged-Off                                                    1                 188
                                                                     ------------        ------------
Recoveries:
  Real Estate Loans                                                           15                   6
  Commercial and Industrial                                                   97                  44
  Consumer Loans                                                               8                   1
                                                                     ------------        ------------
    Total Loans Recovered                                                    120                  51

Net Loans Charged-Off                                                       (119)                137
                                                                     ------------        ------------
Provision Charged to Operating Expense                                       750                 900
                                                                     ------------        ------------
Allowance for Credit Losses at End of period                       $      20,021       $      17,524
                                                                     ============        ============
--------
(1) Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans*                             -0.05%               0.06%
Net Loans Charged-Off to Total Loans at End of Period*                    -0.05%               0.06%
Allowance for Credit Losses to Average Total Loans                         1.92%               1.86%
Allowance for Credit Losses to Total Loans at End of Period                1.93%               1.85%
Net Loans Charged-Off to Allowance for Credit Losses*                     -2.38%               3.13%
Net Loans Charged-Off to Provision for Credit Losses                     -15.87%              15.22%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

         Other  operating  income includes  revenues earned from sources other than interest  income.  These sources  include:  service charges and fees on deposit accounts,  fee income from trust services,  other fee oriented products and services,  gain or loss on sale of securities or other real estate owned and gross revenue from Community  Trust Deed Services and CVB Ventures (the Company's  nonbank subsidiaries).

         Other  operating  income  totaled $5.7 million for the three months  ended March 31,  2001.  This  represented  an increase of
$957,000,  or 20.29%,  from other  operating  income of $4.7  million for the three  months  ended March 31,  2000.  The  increase  was primarily the result of higher service charge income,  other income,  and rental income,  which was offset by a loss of $605,000 on the sale of securities.

         Service  charge income  totaled $3.1 million for the first three months ended March 31, 2001.  This  represents an increase of
$500,000, or 18.89%, over service charge income of $2.6 million for the three months ended March 31, 2000.

         Trust income  totaled $1.1 million for the three months  ended March 31, 2001.  This  represented  an increase of $68,000,  or
6.52%, over trust income of $1.0 million for the three months ended March 31, 2000.

         Other fee-oriented  products (which include investment  services fees,  business services fees,  bankcard fees,  international fees,  and other fees)  generated  fees totaling  $774,000 for the three months ended March 31, 2001.  This  represented an increase of
$89,000, or 13.03%, over fees of $685,000 for the three months ended March 31, 2000.

Other Operating Expenses

         Other operating  expenses for the Company  includes  expenses for salaries and benefits,  occupancy,  equipment,  professional services,  promotion and other expenses (data processing,  stationary and supplies, deposit insurance,  promotional,  other real estate owned,  and misc.  expenses).  Other  operating  expenses  totaled  $15.1  million  for the three  months  ended March 31,  2001.  This represented  an increase of $746,000,  or 5.20%,  over other  operating  expenses of $14.3 million for the three months ended March 31,
2000.

         For the most part, other operating expenses reflect the direct expenses and related  administrative  expenses  associated with staffing,  maintaining,  promoting,  and operating  branch  facilities.  Management's  ability to control other  operating  expenses in relation to asset growth can be measured in terms of other  operating  expenses as a percentage of average assets.  Operating  expenses measured as a percentage  of average  assets  decreased  to 2.71% for the first three months of 2001,  compared to a ratio of 2.92% for the same  period  last year.  The  decrease  in the ratio  indicates  that  management  is  controlling  greater  levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

         Management's  ability to control other  operating  expenses in relation to the level of net revenue (net interest  income plus other  operating  income) can be measured in terms of other  operating  expenses as a percentage  of net revenue.  This is known as the efficiency  ratio and  indicates  the  percentage of revenue that is used to cover  expenses.  For the first three months of 2001,  the efficiency  ratio was 50.87%,  compared to a ratio of 51.37% for the same period last year. The decrease in the ratio  indicates that a proportionately  smaller  amount of net revenue was being  allocated to  operating  expenses,  an  additional  indication  of operating efficiency.

         Salaries and employee  benefits  totaled $7.9  million for the first three  months of 2001.  This  represented  an increase of
$419,000,  or 5.58%,  from  salaries and employee  benefits of $7.5 million for the same period last year.  Equipment  expense  totaled
$1.2 million for the three months ended March 31, 2001.  This  represents a decrease of $47,000,  or 3.70%,  over equipment  expense of
$1.3 million for the three months ended March 31,  2000.  Occupancy  expense  totaled $1.4 million for the three months ended March 31,
2001.  This  represents  an  increase of  $13,000,  or 0.91%,  over  occupancy  expense of $1.4  million for the same period last year.
Professional  expense,  which includes legal and accounting  expenses totaled $1.3 million for the first three months,  ended March 31,
2001. This represents an increase of $134,000,  or 11.94%,  over professional  expense of $1.1 million for the three months ended March
31, 2000.  Other expense,  which includes data  processing,  supplies,  promotional,  and other expenses,  totaled $3.3 million for the first three months ended March 31, 2001.  This  represents  an increase of $228,000,  or 7.42%,  over other expense of $3.1 million for the first three months of 2000.

         The Company  maintains an allowance for inherent losses on other real estate owned.  The allowance is increased by a provision for losses on other  real  estate  owned,  and  reduced  by losses on the sale of other  real  estate  owned  charged  directly  to the allowance.  The allowance  was  established  to provide for inherent  losses.  For the three months ended March 31, 2001,  there was no additional  provision  made for other real estate  owned.  At March 31, 2001 the  allowance  for  inherent  losses on other real estate owned was $52,000, or 12.64%, of the $410,000 in other real estate owned.

         Other expenses  include the amortization of goodwill and  intangibles.  The  amortization  expense of goodwill and intangibles totaled $274,000 for the first three months of 2001 and $296,000 for the same period last year.

                                                        BALANCE SHEET ANALYSIS

         The Company  reported  total assets of $2.27  billion at March 31, 2001.  This  represented  a decrease of $36.3  million,  or
1.57%,  over total assets of $2.31  billion at December 31, 2000.  Gross loans,  net of deferred  loan fees,  totaled  $1.04 billion at
March 31, 2001.  This  represented a decrease of $15.2 million,  or 1.44%,  over gross loans of $1.05 billion at December 31, 2000. The decrease in loans in the first quarter  represents normal cyclical activity  primarily in agribusiness  loans. Total deposits increased
$25.7  million,  or 1.61%,  to $1.62 billion at March 31, 2001,  from $1.60 billion at December 31, 2000.  Borrowings  decreased  $86.7 million, or 17.42%, to $410.9 million at March 31, 2001, from $497.6 million at December 31, 2000.

Investment Securities and Debt Securities Available-for-Sale

             The Company reported total  investment  securities of $1.06 billion at March 31, 2001. This represented a decrease of $6.3 million, or 0.59%, over total investment securities of $1.07 billion at December 31, 2000.

            At March 31, 2001, the Company's net unrealized gain on securities  available-for-sale  totaled $21.1 million.  Accumulated other  comprehensive  income totaled $12.2 million (net of deferred taxes of $8.9 million).  At December 31, 2000, the Company reported a net unrealized gain on investment  securities  available-for-sale of $11.7 million.  Accumulated other  comprehensive  income totaled
$6.8 million (net of deferred taxes of $4.9 million).  Note 2 of the Notes to the  Consolidated  Financial  Statements in the Company's
2000 Annual Report on Form 10-K discusses its current  accounting  policy as it pertains to recognition of market values for investment securities held as available-for-sale.

         Table 4 sets forth investment securities held-to-maturity and available-for-sale, at March 31, 2001 and December 31, 2000.

Table 4 - Composition of Investment Securities
(dollars in thousands)

                                                                     March 31, 2001                                                   December 31, 2000
                                               ------------------------------------------------------------    -------------------------------------------------------------
                                                 Amortized      Market      Net Unrealized    Year-to-Date       Amortized      Market      Net Unrealized    Year-to-Date
                                                   Cost         Value        Gain/(Loss)       Yield (TE)          Cost         Value         Gain/(Loss)      Yield (TE)
                                               ------------- ------------- ---------------- ---------------    ------------- ------------- ---------------- ----------------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                   $        999  $      1,023   $          24          6.02%       $        999   $     1,010   $          11          5.95%

  Mortgage-backed securities                      386,374       389,231           2,857          6.74%            336,978       337,533             555          6.82%

  CMO's / REMIC's                                 307,634       312,147           4,513          6.62%            391,634       391,045            (589)         6.78%

  Other Government Agency Securities                5,915         5,929              14          6.18%             18,765        18,711             (54)         6.12%

  Tax-advantaged Securities                       295,727       308,581          12,854          7.35%            266,327       277,750          11,423          7.47%

  Corporate Bond                                   23,360        24,172             812          7.18%             21,299        21,683             384          7.23%

  Other  securities                                22,702        22,701              (1)         6.46%             22,342        22,342               0          7.11%
                                             -------------   ------------  --------------   ------------      -------------  ------------  --------------   ------------

Total Investment Securities                  $  1,042,711  $  1,063,784   $      21,073          6.86%       $  1,058,344   $ 1,070,074   $      11,730          6.95%
                                             =============   ============  ==============   ============     ==============  ============  ===============  ============

Loan Composition and Non-performing Assets

           Table 5 sets forth the distribution of the loan portfolio by type as of the dates indicated (dollar amounts in thousands):

Table 5 - Distribution of Loan Portfolio by Type

                                                March 31, 2001      December 31, 2000
                                                --------------      -----------------
Commercial and Industrial                   $       419,552       $      425,130
Real Estate:
      Construction                                   60,854               58,373
      Mortgage                                      403,703              401,408
Consumer                                             23,438               22,642
Municipal lease finance receivables                  23,999               23,633
Agribusiness                                        108,072              123,614
                                            -------------------    -------------------
      Gross Loans                                 1,039,618            1,054,800
Less:
      Allowance for credit losses                    20,021               19,152
      Deferred net loan fees                          3,317                3,307
                                            -------------------    -------------------
Net Loans                                   $     1,016,280      $     1,032,341
                                            ===================    ===================

         As set forth in Table 6, non-performing  assets,  which include  non-performing loans plus other real estate owned (foreclosed property) remained constant at $1.3 million at March 31, 2001.  Non-performing  loans, which include  non-accrual loans, loans past due
90 or more days and still accruing,  and  restructured  loans were $971,000 at March 31, 2001. This  represented an increase of $5,000, or 0.52%,  from the level of  non-performing  loans at December 31, 2000. In addition,  the Company had loans classified as impaired at
March 31, 2001 totaling $15.0 million.  This represents an increase of $12.3 million,  or 454.89% compared to loans classified as impaired of $2.7 million at March 31, 2000;  and  represents a decrease of $182,000,  or 1.20%  compared to loans  classified as impaired of $15.2 million at December 31, 2000.

         Although  management  believes that  non-performing  assets are generally well secured and that potential losses are reflected in the  allowance  for credit  losses,  there can be no assurance  that a general  deterioration  of economic  conditions or collateral values would not result in future credit losses.

TABLE 6 - Non-performing Assets (dollar amount in thousands)

                                                      March 31, 2001           December 31, 2000
                                                      --------------           -----------------
Non-accrual loans                                               $885                        $966
Loans past due 90 days or more
  and still accruing interest                                     86                           0
Restructured loans                                                 0                           0
Other real estate owned (OREO), net                              358                         359

                                                      ---------------         -------------------
Total non-performing assets                                   $1,329                      $1,325
                                                      ===============         ===================

Percentage of non-performing assets
  to total loans outstanding and OREO                          0.13%                       0.13%

Percentage of non-performing
  assets to total assets                                       0.06%                       0.06%

         The Bank has  allocated  specific  reserves to provide for any  inherent  loss on  non-performing  loans.  Management  cannot, however,  predict the extent to which the current  economic  environment may persist or worsen or the full impact such  environment may have on the Company's loan portfolio.

Deposits and Borrowings

         At March 31, 2001,  total deposits were $1.62 billion.  This  represented an increase of $25.7 million,  or 1.61%,  from total deposits of $1.60 billion at December 31, 2000.  Average  total  deposits for the first three months of 2001 were $1.58  billion.  This represented  an increase of $134.7  million,  or 9.31%,  from average total  deposits of $1.45 billion for the three months ended March
31, 2000.  The  comparison of average  balances for the first three months of 2001 is more  representative  of the Company's  growth in deposits as it excludes the seasonal peak in deposits at year-end.

         Demand  deposits  totaled $622.6 million at March 31, 2001,  representing  a decrease of $42.7 million,  or 6.42%,  from total demand  deposits of $665.3  million at December 31, 2000.  The decrease in demand  deposits  from the year-end  total  reflects  normal seasonal  fluctuations  relating to agricultural and other depositors.  Average demand deposits for the first three months of 2001 were
$609.7 million.  This  represented a decrease of $1.1 million,  or 0.18%,  from average demand deposits of $610.8 million for the three months  ended  December 31, 2000.  At March 31, 2001,  demand  deposits  represented  38.41% of total  deposits,  compared to 41.71% at
December 31, 2000.

         Time deposits  totaled $450.2 million at March 31, 2001. This represented an increase of $40.4 million,  or 9.86%,  over total time deposits of $409.7 million at December 31, 2000.  Time deposits are not affected by the Company's  seasonal  fluctuation in demand deposits.

         Borrowed funds include both short and long-term funds.  Short-term  borrowed funds include demand notes to the U.S.  Treasury, federal funds  purchased from other  financial  institutions,  and borrowings  from the Federal  Reserve Bank and the Federal Home Loan
Bank.  Long-term  funds include a capital lease and  borrowings  from the Federal Home Loan Bank.  For the three months ended March 31,
2001 borrowed funds averaged $457.5  million.  Short-term  borrowed funds totaled $110.6 million at March 31, 2001. This  represented a decrease of $285.7  million,  or 72.10% over  short-term  borrowed  funds of $396.2  million at December 31, 2000.  Long-term  borrowed funds totaled $300.3 million at March 31, 2001.  This  represented an increase of $199.0  million,  or 196.36% over long-term  borrowed funds of $101.3  million at December  31, 2000.  Total  borrowed  funds at March 31, 2001 total  $410.9  million.  This  represented  a decrease of $86.7  million,  or 17.42% over total  borrowed  funds of $497.6  million at December  31,  2000.  The decrease in borrowed funds during the first three  months of 2001 was  primarily  the result of a decrease in Federal  Home Loan Bank  borrowing.  While total borrowing  decreased, there was a shift out of short-term  borrowing into long-term  borrowing in order to capture a lower interest rate environment.

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

         For the Bank,  sources of funds normally include  principal  payments on loans and investments,  borrowed funds, and growth in deposits.  Uses of funds include  withdrawal of deposits,  interest paid on deposits,  increased  loan balances,  purchases,  and other operating expenses.

         Net cash  provided by operating  activities  totaled  $10.1  million for the first three months of 2001,  compared to net cash provided by  operating  activities  of $12.1  million  for the same  period last year.  The  decrease  was  primarily  the result of an increase in interest  paid,  which was partially  offset by a decrease in income tax paid and an increase in service  charges and other fees received.

         Net cash  provided by investing  activities  totaled  $20.1  million for the first three months of 2001,  compared to net cash used by  investing  activities  of $33.8  million for the same  period  last year.  The  increase  in net cash  provided  by  investing activities  was primarily the result of a decrease in loans.  Financing  activities  used net cash flows of $64.7 million for the three months  ended March 31, 2001.  This  compares to $2.1  million in net cash  provided  for the three  months  ended March 31, 2000.  The increase in net cash used by financing  activities  was primarily  the result of a decrease in  borrowings.  Cash and cash  equivalents totaled $105.8 million for the period ending March 31, 2001 compared to $98.8 million for the same period ending March 31, 2000.

         Since the primary  sources and uses of funds for the Bank are loans and  deposits,  the  relationship  between gross loans and total deposits  provides a useful  measure of the Bank's  liquidity.  Typically,  the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan  portfolio to provide for short-term  liquidity  needs.  Since  repayment of loans tends to be less  predictable  than the maturity of investments  and other liquid  resources,  the higher the loan to deposit ratio the less liquid are the Bank's  assets.  For the first three  months of 2001,  the Bank's net loan to deposit  ratio  averaged  65.93%,  compared to an average ratio of 63.54% for the first three months of 2000.

         CVB is a  company  separate  and apart  from the Bank that must  provide  for its own  liquidity.  Substantially  all of CVB's revenues are obtained from  dividends  declared and paid by the Bank.  There are statutory and regulatory  provisions  that could limit the  ability  of the Bank to pay  dividends  to CVB.  At  March  31,  2001,  approximately  $63.1  million  of the  Bank's  equity  was unrestricted and available to be paid as dividends to CVB.  Management of CVB believes that such  restrictions  will not have an impact on the  ability  of CVB to meet its  ongoing  cash  obligations.  As of  March  31,  2001,  neither  the Bank nor CVB had any  material commitments for capital expenditures.

Capital Resources

         The Company's  equity capital was $199.1  million at March 31, 2001.  The primary source of capital for the Company  continues to be the retention of net after tax earnings.  The Company's  2000 Annual Report on Form 10-K  (Management's  Discussion  and Analysis
and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

         The Bank and the Company are required to meet risk-based  capital  standards set by their respective  regulatory  authorities.
The  risk-based  capital  standards  require the  achievement of a minimum ratio of total capital to  risk-weighted  assets of 8.0% (of which at least 4.0% must be Tier 1 capital).  In  addition,  the  regulatory  authorities  require the highest  rated  institutions  to maintain a minimum  leverage ratio of 4.0%. At March 31, 2001, the Bank and the Company exceeded the minimum  risk-based  capital ratio and leverage ratio required to be considered "Well Capitalized".

             Table 7 below  presents the Company's and the Bank's  risk-based  and leverage  capital  ratios as of March 31, 2001,  and
December 31, 2000.

Table 7 - Regulatory Capital Ratios

                                     Required
                                     Minimum         March 31,                         December
                                                        2001                           31, 2000
                                                    ------------------------------   ------------------------------
Capital Ratios                        Ratios          Company            Bank          Company            Bank
--------------                        ------          -------            ----          -------            ----
Risk-based capital ratios
Tier I                                  4.00%           13.66%           13.69%          12.60%           12.33%
Total                                   8.00%           14.92%           14.95%          13.86%           13.59%
Leverage ratio                          4.00%            7.98%            7.99%           7.73%            7.56%

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

                           None

(b)      Reports on Form 8-K

                           None

                                                              SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          CVB FINANCIAL CORP.
                                                          -------------------
                                                             (Registrant)

Date:    May 14 , 2001                                                                    /s/ Edward J. Biebrich Jr.
                                                                                        ---------------------------
                                                                                        Edward J. Biebrich Jr.
                                                                                        Chief Financial Officer

