Form 10-Q
period 2001-06-30
CVB FINANCIAL CORP
filed 2001-07-24
CIK 354647

27

                                                    FORM 10-Q
                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

                               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2001

                                                        or

                               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from _____ to _____

                          For Quarter Ended June 30, 2001 Commission File Number: 1-10394

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

                                                     YES X NO

Number of shares of common stock of the registrant: 27,803,897 outstanding as of  July 3, 2001.

 This Form 10-Q contains 26 pages.

                                                   PART I - FINANCIAL INFORMATION

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                    dollar amounts in thousands

                                                                                         June 30,            December 31,
                                                                                            2001                  2000
                                                                                      ----------------    --------------------
                                                                                        (unaudited)
       ASSETS
       Federal funds sold                                                             $             0     $            10,000                                                                           $
       Investment securities available-for-sale                                             1,120,769               1,070,074
       Loans and lease finance receivables, net                                             1,046,931               1,032,341
                                                                                       ---------------      ------------------
            Total earning assets                                                            2,167,700               2,112,415
       Cash and due from banks                                                                 96,398                 130,315
       Premises and equipment, net                                                             27,921                  27,206
       Other real estate owned, net                                                                 0                     359
       Deferred taxes                                                                           1,878                   4,148
       Goodwill and intangibles                                                                 6,913                   7,403
       Cash value life insurance                                                                7,506                   7,434
       Accrued interest receivable                                                             15,040                  14,625
       Other assets                                                                             4,316                   4,091
                                                                                       ---------------      ------------------
             TOTAL ASSETS                                                             $     2,327,672     $         2,307,996                                                                           $
                                                                                       ===============      ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                                                       $       652,661     $           665,290                                                                           $
            Interest-bearing                                                                1,001,061                 929,740
                                                                                       ---------------      ------------------
               Total Deposits                                                               1,653,722               1,595,030
          Short-term borrowings                                                               136,354                 396,234
          Long-term borrowings.                                                               304,323                 101,341
          Accrued interest payable                                                              7,797                   6,742
          Other liabilities                                                                    22,452                  20,019
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES                                                              2,124,648               2,119,366                                                                           $
                                                                                       ---------------      ------------------
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)
          Common stock -authorized, 50,000,000 shares
             without par; issued and outstanding
             27,802,827 (2001) and 27,659,452 (2000)                                          145,967                 145,648
          Retained earnings                                                                    46,857                  36,179
          Accumulated other comprehensive income                                               10,200                   6,803
                                                                                       ---------------      ------------------
             Total stockholders' equity                                                       203,024                 188,630
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     2,327,672     $         2,307,996                                                                           $
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

                                                                                  For the Three Months         For the Six Months
                                                                                  Ended June 30,                 Ended June 30,
                                                                              2001             2000           2001            2000
                                                                         --------------  --------------  -------------   -------------
     Interest Income:
       Loans, including fees                                             $      22,876    $     22,112   $     46,052    $     43,369
       Investment securities:
          Taxable                                                               12,246          12,379         25,187          24,180
          Tax-advantaged                                                         4,064           2,831          7,817           5,095
                                                                           ------------     -----------  -------------   -------------
                  Total investment income                                       16,310          15,210         33,004          29,275
       Federal funds sold                                                           34               0            102               2
                                                                           ------------     -----------  -------------   -------------
                  Total interest income                                         39,220          37,322         79,158          72,646
     Interest Expense:
       Deposits                                                                  8,275           7,522         17,578          14,386
       Borrowings                                                                5,299           6,270         11,941          11,520
                                                                           ------------     -----------  -------------   -------------
                  Total interest expense                                        13,574          13,792         29,519          25,906
                                                                           ------------     -----------  -------------   -------------
          Net interest income before provision for credit losses                25,646          23,530         49,639          46,740
     Provision for credit losses                                                   750             700          1,500           1,600
                                                                           ------------     -----------  -------------   -------------
          Net interest income after
            provision for credit losses                                         24,896          22,830         48,139          45,140
     Other Operating Income:
        Service charges on deposit accounts                                      3,169           2,550          6,315           5,196
        Gain(Loss) on sale of securities                                           519             (57)           (86)           (131)
        Gain on sale of other real estate owned                                    126               0            126             224
        Trust services                                                             897             969          2,007           2,010
        Other                                                                    1,062             971          3,081           1,848
                                                                           ------------     -----------  -------------   -------------
                  Total other operating income                                   5,773           4,433         11,443           9,147
     Other operating expenses:
        Salaries and employee benefits                                           7,893           7,339         15,826          14,853
        Occupancy                                                                1,393           1,292          2,780           2,667
        Equipment                                                                1,345           1,217          2,569           2,488
        Professional services                                                    1,072             739          2,327           1,860
        Other                                                                    2,894           3,331          6,186           6,395
                                                                           ------------     -----------  -------------   -------------
                  Total other operating expenses                                14,597          13,918         29,688          28,263
                                                                           ------------     -----------  -------------   -------------
     Earnings before income taxes                                               16,072          13,345         29,894          26,024
     Income taxes                                                                6,428           4,898         11,441           9,721
                                                                         --------------  --------------  -------------   -------------
         Net earnings                                                    $       9,644    $      8,447   $     18,453    $     16,303
                                                                         ==============  ==============  =============   =============

     Basic earnings per common share                                     $        0.35    $       0.31   $       0.67    $       0.59
                                                                         ==============  ==============  =============   =============
     Diluted earnings per common share                                   $        0.34    $       0.30   $       0.65    $       0.58
                                                                         ==============  ==============  =============   =============

     Cash dividends per common share                                     $        0.14    $       0.12   $       0.28    $       0.24
                                                                         ==============  ==============  =============   =============

     See accompanying notes to the consolidated financial statements.

                                                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                (unaudited)
                                                     (Dollars and shares in thousands)
                                                                                                         Accumulated
                                                                                                            Other
                                                        Common                                          Comprehensive
                                                        Shares            Common        Retained           Income            Comprehensive
                                                      Outstanding         Stock         Earnings         Net of Tax             Income
                                                     --------------  --------------  -------------  -------------------     ----------------
Balance January 1, 2000                                     24,717   $     105,304   $     51,857   $          (16,391)
Issuance of common stock                                       428           2,347
10% stock dividend                                           2,514          37,997        (37,997)
Tax benefit from exercise of stock options                                                     26
Cash dividends                                                                            (12,390)
Comprehensive income:
  Net earnings                                                                             34,683                                    34,683
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                               23,194               23,194
                                                                                                                            ----------------
             Comprehensive income                                                                                          $         57,877
                                                     --------------     -----------    -----------     ----------------     ================
Balance December 31, 2000                                   27,659         145,648         36,179                6,803
Issuance of common stock                                       144             319
Cash dividends                                                                             (7,775)
Comprehensive income:
  Net earnings                                                                             18,453                        $           18,453
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                                3,397                3,397
                                                                                                                         -------------------
             Comprehensive income                                                                                          $         21,850
                                                     --------------  --------------  -------------  -------------------  ===================
Balance June 30, 2001                                       27,803   $     145,967   $     46,857   $           10,200
                                                     ==============  ==============  =============  ===================

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands
                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                                2001             2000
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $       67,210   $       74,239
           Service charges and other fees received                                11,530            9,278
           Interest paid                                                         (28,465)         (24,040)
           Cash paid to suppliers and employees                                  (26,379)         (20,374)
           Income taxes (paid) refunded                                            7,250          (10,432)
                                                                            -------------    -------------
             Net cash provided by operating activities                            31,146           28,671
                                                                            -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available-for-sale                  253,347           22,146
           Proceeds from maturities of securities available-for-sale              45,041           60,785
           Purchases of securities available-for-sale                           (334,075)        (159,792)
           Net decrease in loans                                                 (14,114)         (39,008)
           Proceeds from sales of premises and equipment                              56               38
           Proceeds from sale of other real estate owned                             536              405
           Purchase of premises and equipment                                     (3,058)          (1,998)
           Other investing activities                                            (17,153)          (5,851)
                                                                            -------------    -------------
             Net cash provided by (used in) investing activities                 (69,420)        (123,275)
                                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase(decrease) in transaction deposits                         18,707          (44,502)
           Net increase in time deposits                                          39,986           21,213
           Net increase (decrease) in borrowings                                 (56,880)         106,801
           Cash dividends on common stock                                         (7,775)          (6,054)
           Proceeds from exercise of stock options                                   319            2,166
                                                                            -------------    -------------
             Net cash (used in) provided by financing activities                  (5,643)          79,624
                                                                            -------------    -------------

NET  (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (43,917)         (14,980)
CASH AND CASH EQUIVALENTS, beginning of period                                   140,315          118,360
                                                                            -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                  $       96,398   $      103,380
                                                                            =============    =============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands
                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                 2001              2000
                                                                            ----------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                      $    18,453   $       16,303
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Gain on sale of investment securities                                  (1,527)             (17)
           Loss on sale of investment securities                                   1,613              148
           Loss(gain) on sale of premises and equipment                               56                0
           Gain on sale of other real estate owned                                  (126)            (224)
           Increase in cash value of life insurance                                   72               43
           Amortization of premiums on investment securities                      (9,237)           3,869
           Provisions for credit and OREO losses                                   1,449            1,600
           Depreciation and amortization                                           2,343            2,284
           Change in accrued interest receivable                                    (414)          (2,276)
           Change in accrued interest payable                                      1,054            1,866
           Change in other assets and liabilities                                 17,410            5,075
                                                                          ---------------  ---------------
             Total adjustments                                                    12,693           12,368
                                                                          ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         $    31,146   $       28,671
                                                                          ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities

           Securities purchased and not settled                           $            0   $        5,610

                                       CVB FINANCIAL CORP. AND SUBSIDIARIES

                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  For the six months ended June 30, 2001 and 2000

1.       Summary  of  Significant  Accounting  Policies.  See  Note  1  of  the  Notes  to  Consolidated  Financial
         Statements in CVB Financial Corp.'s 2000 Annual Report on Form 10-K.

         Goodwill  resulting from purchase  accounting  treatment of acquired banks is amortized on a straight-line basis over 15 years.

         The Bank  accounts for impaired  loans in  accordance  with  Statement of Financial  Accounting  Standards
         ("SFAS")  No.  114,  "Accounting  by  Creditors  for  Impairment  of a Loan," as amended by SFAS No.  118,
         "Accounting  by Creditors  for  Impairment  of a Loan -- Income  Recognition  and  Disclosures."  Impaired
         loans  totaled  $14.6  million at June 30,  2001.  These loans were  supported by  collateral  with a fair market value, net of prior liens, of $13.2 million.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting
         Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001.  This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion ("APB") Opinion No. 17.  The
         standard also establishes a new method of testing goodwill for impairment.  It requires goodwill to be separately tested for impairment at a reporting unit level.  The amount of goodwill determined to be impaired would be expensed to current operations.  Management believes that the adoption of the statement will not have a material effect on the Company's financial statements.

2.       Certain   reclassifications  have  been  made  in  the  2000  financial  information  to  conform  to  the presentation used in 2001.

3.       In the  ordinary  course of  business,  the  Company  enters  into  commitments  to  extend  credit to its customers.  These commitments are not reflected in the accompanying  consolidated financial statements. As of June 30, 2001,  the Company had entered into  commitments  with certain  customers  amounting to $375.8 million  compared  to $339.1  million  at  December  31,  2000.  Letters of credit at June 30,  2001,  and
         December 31, 2000, were $11.4 million and $10.9 million, respectively.

4.       The  interim   consolidated   financial   statements  are  unaudited  and  reflect  all   adjustments  and
         reclassifications  which, in the opinion of management,  are necessary for a fair statement of the results of operations and financial  condition for the interim period. All adjustments and  reclassifications  are of a normal  and  recurring  nature.  Results  for the period  ending  June 30,  2001 are not  necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5.       The actual number of shares  outstanding  at June 30, 2001 was  27,802,827.  Basic  earnings per share are calculated on the basis of the weighted average number of shares  outstanding  during the period.  Diluted earnings  per share are  calculated  on the basis of the  weighted  average  number of shares  outstanding during the period plus shares  issuable upon the assumed  exercise of  outstanding  common stock  options.
         All 2000 per share  information in the financial  statements and in  Management's  Discussion and Analysis has been restated to give  retroactive  effect to the 10% stock dividend  declared  December 20, 2000, and which was paid on January 26,  2001.  The table below  presents the  reconciliation  of earnings per share for the periods indicated.

                                                              Earnings Per Share Reconciliation
                                                 (Dollars and shares in thousands, except per share amounts)
                                                                     For the Three Months
                                                                        Ended June 30,
                                                       2001                                             2000
                                 ----------------------------------------------  ---------------------------------------------
                                                     Weighted                                         Weighted
                                      Income      Average Shares    Per Share          Income      Average Shares  Per Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 ----------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $         9,644            27,783       $0.35   $          8,447           27,577      $0.31
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                     474       (0.01)                                570      (0.01)
                                 ----------------------------------------------     ------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $         9,644            28,257       $0.34   $          8,447           28,147      $0.30
                                 ==============================================  =============================================

                                                              Earnings Per Share Reconciliation
                                                                      For the Six Months
                                                                        Ended June 30,
                                                       2001                                             2000
                                 ----------------------------------------------  ---------------------------------------------
                                                     Weighted                                         Weighted
                                      Income      Average Shares    Per Share          Income      Average Shares  Per Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 ----------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $        18,453            27,751       $0.67   $         16,303           27,504      $0.59
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                      489       (0.02)                                638      (0.01)
                                   --------------------------------------------     ------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $        18,453            28,240       $0.65   $         16,303           28,142      $0.58
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

                                                   RESULTS OF OPERATIONS

         The  Company  reported  net  earnings  of $18.5  million  for the six  months  ended June 30,  2001.  This represented  an increase of $2.2  million,  or 13.19%,  over net earnings of $16.3 million for the six months ended
June 30, 2000. Basic earnings per share for the six-month  period  increased to $0.67 per share for 2001,  compared to $0.59 per share for 2000.  Diluted  earnings per share  increased to $0.65 per share for the first six months of
2001,  compared  to $0.58 per share for the same  six-month  period  last year.  The  annualized  return on average assets was 1.63% for both  six-month  periods  ending  June 30,  2001 and 2000.  The  annualized  return on average equity was 18.65% for the six months ended June 30,  2001,  compared to a return of 21.85% for the six months ended
June 30, 2000.  The return on average  equity was higher in 2000 due to the lower  average  equity in the first six months of 2000.  This was due to changes in  accumulated  other  comprehensive  income  which  averaged for the six months  ending June 30, 2001,  $9.6  million  compared to $(17.7)  million for the same period in 2000. Accumulated other  comprehensive  income consists of unrealized gains and losses in investment  securities.  For the six months ended June 30,  2001,  the Company has  declared  dividends in the amount of $0.28 per share.  This  represents  an increase of $0.04 per share or 16.67%, compared to dividends declared through June 30, 2000.

         For the  quarter  ended  June  30,  2001,  the  Company  generated  net  earnings  of $9.6  million.  This represented  an increase of $1.2 million,  or 14.17%,  over the net earnings of $8.4 million for the second quarter of 2000.  Basic  earnings per share  increased to $0.35 for the second  quarter of 2001 compared to $0.31 per share for the second  quarter of 2000.  Diluted  earnings per share  increased  to $0.34 per share  compared to $0.30 per share for the second  quarter of 2001 and 2000,  respectively.  The  annualized  return on average assets was 1.71%
for the second quarter of 2001 compared to 1.67% for the same period last year.  The  annualized  return on average equity  was 19.12% for the  second  quarter  of 2001 and  22.72%  for the  second  quarter of 2000.  For the second quarter ended June 30, 2001, the Company has declared  dividends in the amount of $0.14 per share.  This represents an  increase of $0.02 per share or 16.67%,  compared to  dividends  declared in the second  quarter  ended June 30,
2000.

         Pre-tax  operating  earnings,  which exclude the impact of gains or losses on sale of securities and OREO, and the  provisions  for credit and OREO  losses,  totaled  $31.4  million for the six months  ended June 30, 2001.
This represented an increase of $3.8 million,  or 13.89%, compared to operating  earnings of $27.5 million for the first six months of 2000. For the second quarter of 2001,  pre-tax operating  earnings totaled $16.2 million.  This represented  an increase of $2.1  million,  or 14.71%,  from pre-tax  operating  earnings of $14.1  million for the second quarter of 2000.

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

         For the six months ended June 30, 2001,  net interest  income  before the provision for credit losses was $49.6  million.  This  represented  an increase of $2.9 million,  or 6.20%,  over net interest  income of $46.7 million for the six months  ended June 30, 2000.  The  increase in net interest  income for the first six months of
2001 compared to 2000 was primarily the result of greater average  balances of earning assets,  which was partially offset by a decrease in interest  rates.  Net earning  assets  averaged  $2.1  billion for the first six months of
2001.  This  represented an increase of $271.3 million,  or 14.71%,  compared to net average earning assets of $1.8 billion for the first six months of 2000.

         The net interest margin  measures net interest  income as a percentage of average earning assets.  The net interest  margin  can be  affected  by changes  in the yield on  earning  assets  and the cost of  interest-bearing liabilities,  as well as changes in the level of interest-bearing  liabilities in proportion to earning assets. The net  interest  margin  can  also  be  affected  by  changes  in the  mix of  earning  assets  as well as the mix of interest-bearing  liabilities.  The  Company's  tax effected  (TE) net interest  margin was 4.95% for the first six months  ended June 30,  2001,  compared  to 5.23% for the same  period of 2000.  A lower  yield on average  earning assets,  and a higher cost of average  funding  (deposits and  borrowings),  contributed to the decrease in the net interest  margin.  A change in the mix of  earning  assets  was  another  contributor  to the  decrease  in the net interest  margin.  Average gross loans as a percentage of average gross earning  assets for the first six months of
2001  decreased  from  51.23% to 49.21%  compared to the same period last year.  Loans  typically  generate  higher yields than investments.  Also, a change in the mix of average  interest-bearing  liabilities toward higher costing funds was another element  contributing  to the decrease in the net interest  margin.  Average  borrowed funds as a percent of average  funding  (total  deposits  plus  borrowing)  increased  from 20.56% as of December  31, 2000 to
21.61% as of June 30, 2001.

          The net interest  spread is the difference  between the yield on average  earning assets less the cost of average interest-bearing  liabilities.  The Company's net interest spread (TE) decreased to 3.56% for the first six months of 2001 ending June 30,  compared to 3.84% for the same  period of 2000.  The  decrease in the net  interest spread for 2001 resulted from decreases in the yield on earning  assets.  The yield on earning assets  decreased 29 basis  points,  and the cost of  interest-bearing  liabilities  decreased 1 basis point for the first six months of
2001 compared to 2000.

         The decrease in the yield on average  earning assets  resulted from decreased  yields on average loans and average  investments.  The yield on average loans  decreased to 8.84% for the six months ended June 30, 2001,  from a yield of 9.12% for the first six months of 2000.  The decrease in the yields on loans for 2001 was  primarily the result of a decreasing  interest rate environment.  The tax effective (TE) yield on average  investments  decreased to 6.67% at June 30, 2001  compared to 6.86% at June 30,  2000.  The  decrease  was due to the  declining  interest rate environment.

         The cost of average  interest-bearing  liabilities  decreased  to 4.17% for the six months  ended June 30,
2001,  compared to a cost of 4.18% for the first six months of 2000.  The decrease in the cost of  interest-bearing liabilities  was  primarily  the  result of a change in the mix of  interest-bearing  liabilities  and  competitive market  forces.  As stated above,  average  borrowed  funds as a percent of average  funding  (total  deposits plus borrowing)  increased  from 20.56% to 21.61%  between  December  31, 2000 and June 31,  2001.  Also,  average  time deposits  as a  percentage  of  interest-bearing  deposits  increased  to 44.70%  from  39.33%.  The cost of average interest-bearing  deposits  was  3.60% for the first  six  months  of 2001 as  compared  to 3.37% for the first six months of 2000. The cost of borrowed funds  decreased to 5.44% for the six months ended June 30, 2001,  compared to a cost of 5.96% for the six months ended June 30, 2000.  The cost of time  deposits  increased to 5.21% for the six months ended June 30, 2001, compared to a cost of 4.96% for the six months ended June 30, 2000.

         For the second  quarter of 2001,  net interest  income  before the  provision  for credit losses was $25.6 million.  This  represented an increase of $2.1 million,  or 8.99%,  over net interest  income of $23.5 million for the second  quarter of 2000.  The increase in net interest  income for the second  quarter of 2001 compared to 2000 was primarily the result of greater average  balances of earning assets,  which was partially off set by a decrease in interest rates.  Net earning assets  averaged $2.1 billion for the second quarter of 2001.  This  represented an increase  of $262.7  million,  or 14.02%,  compared to net average  earning  assets of $1.9  billion for the second quarter of 2000.

         The  Company's tax effected (TE) net interest  margin was 5.09% for the second  quarter of 2001,  compared to 5.26% for the same period of 2000. A lower yield on average  earning  assets  contributed to the decrease in the net  interest  margin.  A change in the mix of earning  assets was another  contributor  to the decrease in the net interest  margin.  Average gross loans as a percentage of average  gross earning  assets for the second  quarter of
2001  decreased  from  50.92% to 49.06%  compared to the same period last year.  Loans  typically  generate  higher yields than investments.  Also, a change in the mix of average  interest-bearing  liabilities toward higher costing funds was another element  contributing  to the decrease in the net interest  margin.  Average  borrowed funds as a percent of average  funding  (total  deposits  plus  borrowing)  increased  from 20.56% as of December  31, 2000 to
20.81% for the second quarter of 2001.

         The  Company's net interest  spread (TE)  decreased to 3.79% for the second  quarter of 2001,  compared to
3.83% for the same period of 2000.  The decrease in the net interest  spread for the second  quarter  resulted from decreases in the yield on earning assets.  The yield on earning assets  decreased 57 basis points,  and the cost of interest-bearing liabilities decreased 53 basis points for the second quarter of 2001 compared to 2000.

         For the  second  quarter of 2001,  the  decrease  in the yield on average  earning  assets  resulted  from decreased  yields on average loans.  The yield on average loans  decreased to 8.77% for the second quarter of 2001, from a yield of 9.31% for the second  quarter of 2000.  The decrease in the yields on loans for the second  quarter was  primarily  the result of a decreasing  interest  rate  environment.  The tax  effective  (TE) yield on average investments decreased to 6.55% for the second quarter of 2001 compared to 7.04% for the same period last year.

         For the second  quarter of 2001,  the cost of average  interest-bearing  liabilities  decreased  to 3.85%, compared  to a cost of  4.38%  for the  same  period  last  year.  The  decrease  in the  cost of  interest-bearing liabilities  was  primarily  the  result of a change in the mix of  interest-bearing  liabilities  and  competitive market  forces.  As stated above,  average  borrowed  funds as a percent of average  funding  (total  deposits plus borrowing)  increased  from 20.56% to 21.61%  between  June 30, 2001 and  December  31,  2000.  Also,  average time deposits as a  percentage  of interest  bearing  deposits  increased  to 44.64%  from  39.81%.  The cost of average interest-bearing  deposits was 3.32% for the second  quarter of 2001,  as compared to 3.50% for the second  quarter of 2000.  The cost of  borrowed  funds  decreased  to 4.94% for the second  quarter of 2001,  compared to a cost of
6.08% for the same period last year.  The cost of time deposits  decreased to 4.87% for the second quarter of 2001, compared to a cost of 5.27% for the second quarter of 2000.

         The Company  reported total interest  income of $79.2 million for the six months ended June 30, 2001. This represented an increase of $6.5 million,  or 8.96%,  over total interest income of $72.6 million for the six months ended June 30, 2000.  Total  interest  income of $39.2  million was reported for the second  quarter of 2001.  This represented  an increase of $1.9  million,  or 5.08%,  over total  interest  income of $37.3 million for the second quarter of 2000.

         Interest  expense  totaled  $29.5  million for the six months ended June 30,  2001.  This  represented  an increase of $3.6 million,  or 13.94%,  over total  interest  expense of $25.9 million for the six months ended June
30, 2000.  Interest  expense totaled $13.6 million for the second quarter of 2001.  This  represented a decrease of
$219,000, or 1.59%, over total interest expense of $13.8 million for the second quarter of 2000.

         Table 1 shows the  average  balances  of assets,  liabilities,  and  stockholders'  equity and the related interest  income,  expense,  and rates for the six-month  and  three-month  periods ended June 30, 2001,  and 2000.
Yields for tax-advantaged investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)
                                                                            Six-month periods ended June 30,
                                                                       2001                                      2000
                                                      ---------------------------------------   ------------------------------------
                                                        Average                                   Average
ASSETS                                                  Balance        Interest         Rate      Balance       Interest       Rate
                                                      ------------  ------------  -----------   ------------  -----------  ---------

Investment Securities:
  Taxable                                           $     786,822 $      25,187        6.46%  $     717,888 $     24,180      6.75%
  Tax-advantaged (TE) (1)                                 293,940         7,817        7.24%        190,139        5,095      7.25%
Federal Funds Sold   Interest-bearing
   deposits with other financial institutions               3,917           102        5.25%             77            3      7.81%
Loans (2)                                               1,050,957        46,052        8.84%        953,788       43,369      9.12%
                                                      ------------  ------------  -----------   ------------  -----------  ---------

Total Earning Assets                                    2,135,636 $      79,158        7.73%      1,861,892 $     72,647      8.02%
Total Non-earning Assets                                  140,864                                   158,523
                                                      ------------                              ------------
Total Assets                                        $   2,276,500                             $   2,020,415
                                                      ============                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits                     $     622,047                             $     598,709
  Savings Deposits (3)                                    544,384 $       6,212        2.30%        518,894 $      6,074      2.35%
  Time Deposits                                           440,103        11,366        5.21%        336,364        8,312      4.96%
                                                      ------------  ------------  -----------   ------------  -----------  ---------
   Total Deposits                                       1,606,534        17,578        2.21%      1,453,967       14,386      1.98%
                                                      ------------  ------------  -----------   ------------  -----------  ---------
Borrowings                                                442,853        11,941        5.44%        387,917       11,520      5.96%
                                                      ------------  ------------  -----------   ------------  -----------  ---------

Total Interest-Bearing Liabilities                      1,427,340 $      29,519        4.17%      1,243,175 $     25,906      4.18%
                                                      ------------                              ------------
Other Liabilities                                          27,561                                    29,292
Stockholders' Equity                                      199,552                                   149,239
                                                      ------------                              ------------
Total Liabilities and
  Stockholders' Equity                              $   2,276,500                             $   2,020,415
                                                      ============                              ============

Net interest spread                                                                    3.56%                                  3.84%
Net interest margin                                                                    4.95%                                  5.23%

----------------------------------------------------
(1) Includes tax-exempt municipal securities, preferred stock, and qualified zone academy bonds.
(2) Loan fees are included in total interest income as follows: 2001, $1,976; 2000, $1.879.
(3) Includes interest-bearing demand and money market accounts.

                                                                    Three-month periods ended June 30,
                                                               2001                                     2000
                                               --------------------------------------  --------------------------------------
                                                  Average                                  Average
ASSETS                                            Balance       Interest       Rate        Balance     Interest        Rate
                                               --------------  -----------  ---------  --------------  ----------  ----------
Investment Securities
  Taxable                                      $     787,924      12,246      6.30%     $    717,800     12,379       6.99%
  Tax-advantaged (TE) (1)                            308,324       4,064      7.22%          210,973      2,831       7.35%
Federal Funds Sold   Interest-bearing
   deposits with other financial institutions          2,852          34      4.83%                0          0       0.00%
Loans (2)                                          1,058,380      22,876      8.77%          963,509     22,112       9.31%
                                               --------------  -----------  ---------  --------------  ----------  ----------
Total Earning Assets                               2,157,480      39,220      7.64%        1,892,282     37,322       8.21%
Total Non-earning Assets                             135,674                                 159,194
                                               --------------                          --------------
Total Assets                                   $   2,293,154                            $  2,051,476
                                               ==============                          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                  $     634,249                            $    600,834
Savings Deposits (3)                                 551,329       2,931      2.16%          517,149      3,080       2.42%
Time Deposits                                        444,626       5,344      4.87%          342,081      4,442       5.27%
                                               --------------  -----------  ---------  --------------  ----------  ----------
Total Deposits                                     1,630,204       8,275      2.06%        1,460,064      7,522       2.09%
                                               --------------  -----------  ---------  --------------  ----------  ----------
Other Borrowings                                     435,360       5,299      4.94%          418,518      6,270       6.08%
                                               --------------  -----------  ---------  --------------  ----------  ----------
Total Interest-Bearing Liabilities                 1,431,315      13,574      3.85%        1,277,748     13,792       4.38%
                                               --------------                          --------------
Other Liabilities                                     22,992                                  22,110
Stockholders' Equity                                 204,598                                 150,784
                                               --------------                          --------------
Total Liabilities and
  Stockholders' Equity                         $   2,293,154                            $  2,051,476
                                               ==============                          ==============

Net interest spread                                                           3.79%                                   3.83%
Net interest margin                                                           5.09%                                   5.26%

--------------------------------------------
(1) Includes tax-exempt municipal securities, preferred stock, and qualified zone academy bonds.
(2) Loan fees are included in total interest income as follows: 2001, $1,078; 2000, $962.
(3) Includes interest-bearing demand and money market accounts.

         Table 2 summarizes the changes in interest  income and interest  expense based on changes in average asset and  liability  balances  (volume)  and changes in average  rates  (rate).  For each  category of  interest-earning assets and  interest-bearing  liabilities,  information  is provided  with respect to changes  attributable  to (1)
changes in volume  (change in volume  multiplied by initial rate),  (2) changes in rate (change in rate  multiplied by initial volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense
and Net Interest Income
(amounts in thousands)
                                                      Comparison of six-month period
                                                       ended June 30, 2001 and 2000
                                            Increase (decrease) in interest income or expense
                                                            due to changes in:

                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         ------------    ------------   ------------   -------------
Interest Income:
  Taxable investment securities        $       4,354   $      (2,836)  $       (511)  $       1,007
  Tax-advantaged securities                    1,144           1,289            289           2,722
  Fed funds sold   interest-bearing
   deposits with other institutions              138              (1)           (37)            100
  Loans                                        4,418          (1,575)          (160)          2,683
                                         ------------    ------------   ------------   -------------
Total earning assets                          10,054          (3,123)          (419)          6,512
                                         ------------    ------------   ------------   -------------

Interest Expense:
  Savings deposits                               298            (152)            (7)            139
  Time deposits                                2,563             375            115           3,053
  Other borrowings                             1,633          (1,062)          (150)            421
                                         ------------    ------------   ------------   -------------
Total interest-bearing liabilities             4,494            (839)           (42)          3,613
                                         ------------    ------------   ------------   -------------

Net Interest Income                    $       5,560   $      (2,284)  $       (377)  $       2,899
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
The Company's  management  utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained  changes in interest  rates.  The sensitivity of the Company's net interest income is measured over a rolling two year horizon.  The simulation model estimates the impact of changing  interest rates on the net  interest  income from all  interest-earning  assets and interest  expense paid on all  interest-bearing liabilities  reflected on the  Company's  balance  sheet.  The  sensitivity  analysis is compared to policy  limits which specify a maximum  tolerance level for net interest income exposure over a one year time horizon  assuming no balance  sheet growth,  given both a 200 basis point upward and downward  shift in interest  rates.  A parallel and pro rata shift in interest  rates over a 12-month  period is assumed.  The  following  reflects the  Company's  net interest income sensitivity over a one year horizon as of June 30, 2001.

                                                Estimated Net
             Simulated                         Interest Income
            Rate Changes                         Sensitivity
            ------------                         -----------
         +200 basis points                         (0.59%)
         -200 basis points                          0.16%

         The table  indicates  that net  interest  income  would  decrease by  approximately  0.59% over a 12-month period if there were a  sustained,  parallel  and pro rata 200 basis  point  upward  shift in interest  rates.  Net interest income would increase  approximately 0.16% over a 12-month period if there were a sustained,  parallel and pro rata 200 basis point downward shift in interest rates.

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

         The Company's methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans and consists of two key elements.  The first element includes a detailed analysis of the loan portfolio in two phases.  The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan.", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures."  In this first phase, individual loans are reviewed to identify loans, which are impaired.  A loan is impaired when principal and interest are deemed uncollectable according to the original contractual terms of the loan.  Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists).  The second phase is conducted in accordance with SFAS No. 5, "Accounting for Contingencies", where an estimated loss from a loss contingency should accrue when, based on information available prior to the issuance of the financial statements, it is probable that a loan has been impaired and the loss can be reasonably estimated.  In this second phase, homogeneous portfolios of loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business lending, consumer loans, agricultural loans and real estate loans, are aggregated or pooled in determining the appropriate allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other behavioral characteristics of the subject portfolios.

         The second element, in the Company's methodology for assessing the appropriateness of the allowance is also conducted in accordance with SFAS No. 5, "Accounting for Contingencies".  In this element of the analysis, management considers all known relevant internal and external factors that may affect a loan's collectibility.  This includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other subjective factors.  Therefore, the relationship of each element of the allowance to the total allowance may fluctuate from period to period.

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

        The second element of the analysis which considers all known relevant internal and external factors that may affect a loan's collectibility is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The conditions evaluated in connection with the second element of the analysis of the allowance include the following conditions that existed as of the balance sheet date:

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

         Management  reviews these  conditions in discussion  with the  Company's  senior credit  officers.  To the extent that any of these  conditions  is  evidenced  by a  specifically  identifiable  problem  credit or portfolio segment, as of the  evaluation  date,  management's  estimate of the effect of such  condition may be reflected in the first element of the analysis as a specific allowance  applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a  specifically  identifiable  problem  credit or  portfolio  segment, as of the  evaluation  date,  management's evaluation of the inherent loss related to such  condition is reflected in the  second element of the analysis.  Although  management has allocated  a portion  of the  allowance  to specific  loan  categories,  the  adequacy  of the  allowance  must be considered in its entirety.

         The Company  maintains  an  allowance  for inherent  credit  losses that is  increased by a provision  for credit losses charged against  operating  results.  The allowance for credit losses is also increased by recoveries on loans  previously  charged off and reduced by actual loan losses  charged to the  allowance.  The  provision for credit  losses was $1.5 million for the six months  ended June 30,  2001,  as compared to $1.6 million for the same period of 2000, a decrease of $100,000, or 6.25%.

         The allowance for credit losses at June 30, 2001 was $20.7 million.  This  represented an increase of $1.6 million or 8.26%,  from the allowance  for credit  losses of $19.2 million at December 31, 2000.  The allowance for credit  losses was 1.97% of average  gross loans for the first six months of 2001 and 1.91% of average  gross loans for the first six months of 2000.

         Non-performing  loans,  which  include  non-accrual  loans,  loans  past  due 90 or more  days  and  still accruing,  and  restructured  loans were $754,000 at June 30, 2001.  This  represented  a decrease of $212,000,  or
21.95%,  from the level of  non-performing  loans at  December  31,  2000.  Non-performing  assets,  which  include non-performing  loans plus other real estate  owned  (foreclosed  property)  decreased to 754,000 at June 30, 2001, compared to $1.3 million at December  31, 2000.  Table 6 presents  non-performing  assets as of June 30, 2001,  and
December 31, 2000. At June 30, 2001, the Company had loans  classified as impaired  totaling  $14.6  million.  This represents a decrease of $570,000,  or 3.75%  compared to loans  classified  as impaired of $15.2  million at
December 31, 2000. The Company applies the methods  prescribed by Statement of Financial  Accounting  Standards No.
114 for  determining  the fair value of specific  loans for which the  eventual  collection  of all  principal  and interest is considered impaired.

          While  management  believes that the  allowance at June 30, 2001,  was adequate to absorb losses from any known or inherent  risks in the  portfolio,  no assurance can be given that  economic  conditions  which  adversely affect the Company's service areas or other  circumstances will not be reflected in increased  provisions or credit losses in the future.  Table 3 shows  comparative  information on net credit losses,  provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)
                                                                       Six-months ended June 30,
                                                                        2001                2000
                                                                     ------------        ------------

Amount of Total Loans at End of Period (1)                         $   1,067,666       $     991,386
                                                                     ============        ============
Average Total Loans Outstanding (1)                                 $  1,050,957       $     953,788
                                                                     ============        ============
Allowance for Credit Losses at Beginning of Period                  $     19,152       $      16,761
Loans Charged-Off:
  Real Estate Loans                                                           87                 186
  Commercial and Industrial                                                    0                  73
  Consumer Loans                                                               8                   4
                                                                     ------------        ------------
     Total Loans Charged-Off                                                  95                 263
                                                                     ------------        ------------

Recoveries:
  Real Estate Loans                                                           60                   6
  Commercial and Industrial                                                  109                  83
  Consumer Loans                                                               9                   0
                                                                     ------------        ------------
     Total Loans Recovered                                                   178                  89

Net Loans Charged-Off                                                        (83)                174
                                                                     ------------        ------------
Provision Charged to Operating Expense                                     1,500               1,600
                                                                     ------------        ------------
Allowance for Credit Losses at End of period                        $     20,735       $      18,187
                                                                     ============        ============
 --------
(1) Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans*                             -0.02%               0.04%
Net Loans Charged-Off to Total Loans at End of Period*                    -0.02%               0.04%
Allowance for Credit Losses to Average Total Loans                         1.97%               1.91%
Allowance for Credit Losses to Total Loans at End of Period                1.94%               1.83%
Net Loans Charged-Off to Allowance for Credit Losses*                     -0.80%               1.91%
Net Loans Charged-Off to Provision for Credit Losses                      -5.53%              10.88%

* Net Loan Charge-Off amounts are annualized.

Other Operating Income

         Other operating  income includes  revenues earned from sources other than interest  income.  These sources include:  service  charges  and fees on deposit  accounts,  fee  income  from trust  services,  other fee  oriented products  and  services,  other  income,  gain or loss on sale of  securities  or other real estate  owned,  rental
income,   and  gross  revenue  from  Community  Trust  Deed  Services  and  CVB  Ventures  (the  Company's  nonbank subsidiaries).

         Other operating  income totaled $11.4 million for the six months ended June 30, 2001. This  represented an increase of $2.3  million,  or 25.11%,  from other  operating  income of $9.1 million for the six months ended June
30, 2000. The increase was primarily the result of higher service charge  income,  other income,  bankcard  income, and rental income.  For the second quarter of 2001, other operating  income totaled $5.8 million.  This represented an  increase of $1.3  million or 30.23%,  from other  operating  income of $4.4  million for the second  quarter of
2000.  As in the year to date  numbers,  the increase was primarily  the result of higher  service  charge  income, other income, bankcard income, and rental income.

         Service charge income totaled $6.3 million for the first six months ended June 30, 2001.  This  represents an increase of $1.1 million,  or 21.54%,  over service  charge income of $5.2 million for the six months ended June
30,  2000.  For the second  quarter of 2001,  service  charge  income  totaled $3.2  million.  This  represents  an increase of $619,000, or 24.29%, over service charge income of $2.6 million for the second quarter of 2000.

         Trust income  totaled  $2.0  million for the six months  ended June 30, 2001,  which is the same amount as for the six months  ended June 30,  2000.  For the second  quarter of 2001,  Trust income  totaled  $897,000.  This represented a decrease of $72,000,  or 7.38%,  over trust income of $969,000 for the second  quarter of 2000.  This decrease  was due to the  decline in the stock  market  resulting  in a decline  in the value of the trust  assets.
This caused a decline in the fees for trust services.

         Other fee-oriented  products (which include  investment  services fees,  business services fees,  bankcard fees,  international  fees, and other fees)  generated fees totaling $1.6 million for the six months ended June 30,
2001.  This  represented  an increase of  $181,000,  or 12.53%,  over fees of $1.4 million for the six months ended
June 30, 2000. For the second quarter of 2001, other fee-oriented  products generated fees totaling $850,000.  This represented an increase of $92,000, or 12.08%, over fees of $758,000 for the second quarter of 2000.

Other Operating Expenses

         Other  operating  expenses  for the Company  includes  expenses  for  salaries  and  benefits,  occupancy, equipment,  professional services, promotion and other expenses (data processing,  stationary and supplies, deposit insurance,  promotional,  other real estate owned,  and misc.  expenses).  Other operating  expenses  totaled $29.7 million for the six months  ended June 30, 2001.  This  represented  an increase of $1.4  million,  or 5.04%,  over other  operating  expenses of $28.3 million for the six months ended June 30, 2000. For the second quarter of 2001, other operating  expenses  totaled $14.6 million.  This represented an increase of $679,000,  or 4.88%,  over other operating expenses of $13.9 million for the second quarter of 2000.

         For the most part,  other  operating  expenses  reflect the direct  expenses  and  related  administrative expenses associated with staffing,  maintaining,  promoting, and operating branch facilities.  Management's ability to control  other  operating  expenses  in relation  to asset  growth can be  measured in terms of other  operating expenses as a  percentage  of average  assets.  Operating  expenses  measured  as a  percentage  of average  assets decreased  to 2.63% for the first six months of 2001,  compared  to a ratio of 2.81% for the same period last year.
The decrease in the ratio  indicates that management is controlling  greater levels of assets with  proportionately smaller operating expenses, an indication of operating efficiency.

         Management's  ability to control  other  operating  expenses in relation to the level of net revenue  (net interest income plus other operating  income) can be measured in terms of other operating  expenses as a percentage of net revenue.  This is known as the  efficiency  ratio and  indicates  the  percentage of revenue that is used to cover expenses.  For the first six months of 2001, the efficiency  ratio was 48.60%,  compared to a ratio of 50.57%
for the same period last year.  The decrease in the ratio  indicates that a  proportionately  smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

         Salaries and employee  benefits  totaled $15.8 million for the first six months of 2001. This  represented an increase of $973,000,  or 6.55%,  from salaries and employee  benefits of $14.9 million for the same period last year.  Equipment  expense  totaled $2.6 million for the six months ended June 30, 2001. This represents an increase of $81,000,  or 3.25%,  over  equipment  expense of $2.5 million for the six months ended June 30, 2000.  Occupancy expense totaled $2.8 million for the six months ended June 30, 2001.  This  represents an increase of $113,000,  or
4.24%, over occupancy expense of $2.7 million for the same period last year.  Professional expense,  which includes legal and accounting  expenses totaled $2.3 million for the first six months,  ended June 30, 2001. This represents an increase of $468,000,  or 25.14%,  over  professional  expense of $1.9 million for the six months ended June 30,
2000.  Other expense,  which includes data  processing,  supplies,  promotional,  and other expenses,  totaled $6.2 million for the six months  ended June 30, 2001.  This  represents  a decrease of  $209,000,  or 3.27%,  over other expense of $6.4 million for the first six months of 2000.

         For the second quarter of 2001,  salaries and employee benefits totaled $7.9 million.  This represented an increase of  $554,000,  or 7.55%,  from  salaries  and  employee  benefits of $7.3 million for the same period last year.  Equipment  expense  totaled  $1.3 million for the second  quarter of 2001.  This  represents  an increase of
$128,000,  or 10.51%,  over  equipment  expense of $1.2 million for the second quarter of 2000.  Occupancy  expense totaled $1.4 million for the second  quarter of 2001.  This  represents  an increase of  $101,000,  or 7.80%,  over occupancy  expense of $1.3 million for the same period last year.  Professional  expense,  which includes legal and accounting  expenses,  totaled  $1.1  million  for the second  quarter of 2001.  This  represents  an  increase  of
$334,000,  or 45.17%,  over  professional  expense of $739,000 for the same period last year. Other expense,  which includes  data  processing,  supplies,  promotional,  and miscellaneous  expenses,  totaled  $2.9  million for the second quarter of 2001.  This  represents a decrease of $437,000,  or 13.12%,  over other  expense of $3.3 million for the second quarter of 2000.

         Miscellaneous  expenses include the  amortization  of goodwill  and  intangibles.  The  amortization expense of goodwill and  intangibles  totaled  $490,000 for the first six months of 2001 and $600,000 for the same period last year. The decrease was due to the completion of the  amortization of core deposit  intangibles in the first quarter of 2001.  Amortization  expense of goodwill and  intangibles  totaled  $214,000 for the second quarter of 2001 and $303,789 for the same period last year.

                                              BALANCE SHEET ANALYSIS

         The Company  reported total assets of $2.33 billion at June 30, 2001.  This  represented a slight increase of $19.7 million,  or 0.85%,  over total assets of $2.31 billion at December 31, 2000. Gross loans, net of deferred loan fees,  totaled $1.07 billion at June 30, 2001. This represented an increase of $16.0 million,  or 1.54%,  over gross loans of $1.05 billion at December 31, 2000.  Total  deposits  increased  $58.7 million,  or 3.68%,  to $1.65 billion at June 30, 2001, from $1.60 billion at December 31, 2000.  Borrowings  decreased $56.9 million, or 11.44%, to $440.7 million at June 30, 2001, from $497.6 million at December 31, 2000.

Investment Securities and Debt Securities Available-for-Sale

         The Company reported total  investment  securities of $1.12 billion at June 30, 2001. This represented an increase of $50.7 million, or 4.74%, over total investment securities of $1.07 billion at December 31, 2000.

         At June 30, 2001,  the Company's net  unrealized  gain on securities  available-for-sale  totaled $17.8 million.  Accumulated  other  comprehensive  income  totaled $10.2 million (net of deferred taxes of $7.6 million).
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

         Table 4 sets forth investment securities held-to-maturity and available-for-sale, at June 30, 2001 and
December 31, 2000.

Table 4 - Composition of Investment Securities
(dollars in thousands)
                                                                      June 30, 2001                                                  December 31, 2000
                                               -------------------------------------------------------------     -----------------------------------------------------------
                                                Amortized      Market       Net Unrealized       Year-to-         Amortized      Market      Net Unrealized      Year-to-
                                                  Cost         Value          Gain/(Loss)       Date Yield          Cost         Value         Gain/(Loss)      Date Yield
                                                                                                   (TE)                                                            (TE)
                                               ------------ -------------  ------------------   ------------     ------------  -----------  ------------------  ------------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                   $       1,000         1,023 $                23          5.78%    $         999 $      1,010 $                11         5.95%

  Mortgage-backed securities                       378,591       380,858               2,267          6.47%          336,978      337,533                 555         6.82%

  CMO's / REMIC's                                  340,586       342,856               2,270          6.54%          391,634      391,045                (589)        6.78%

  Other government agency securities                 3,924         3,931                   7          6.23%           18,765       18,711                 (54)        6.12%

  Tax-advantaged securities                        295,353       307,508              12,155          7.28%          266,327      277,750              11,423         7.47%

  Corporate bonds                                   60,660        61,524                 864          6.69%           21,299       21,683                 384         7.23%

  Other  securities                                 23,069        23,069                   0          6.47%           22,342       22,342                   0         7.11%
                                               ------------ -------------  ------------------   ------------     ------------  -----------  ------------------  ------------

Total Investment Securities                  $   1,103,183     1,120,769 $            17,586          6.72%    $   1,058,344 $  1,070,074 $            11,730         6.95%
                                               ============ =============  ==================   ============     ============  ===========  ==================  ============

Loan Composition and Non-performing Assets

           Table 5 sets forth the  distribution  of the loan  portfolio by type as of the dates  indicated  (dollar amounts in thousands):

Table 5 - Distribution of Loan Portfolio by Type

                                            June 30, 2001           December 31, 2000
                                         --------------------   --------------------------
Commercial and Industrial                 $          374,629     $                425,130
Real Estate:
      Construction                                    76,901                       58,373
      Mortgage                                       477,080                      401,408
Consumer                                              23,742                       22,642
Municipal lease finance receivables                   23,642                       23,633
Agribusiness                                          95,165                      123,614
                                            -----------------      -----------------------
      Gross Loans                                  1,071,159                    1,054,800
Less:
      Allowance for credit losses                    (20,735)                     (19,152)
      Deferred net loan fees                          (3,493)                      (3,307)
                                         --------------------   --------------------------
Net Loans                                 $        1,046,931     $              1,032,341
                                         ====================   ==========================

         As set forth in Table 6,  non-performing  assets,  which  include  non-performing  loans  plus  other real estate owned (foreclosed  property)  decreased to $754,000 at June 30, 2001 from $1.3 million at December 31, 2000.
Non-performing  loans,  which include  non-accrual  loans,  loans past due 90 or more days and still accruing,  and restructured  loans were $754,000 at June 30, 2001.  This  represented  a decrease of $212,000,  or 21.95% from the level of  non-performing  loans at December 31, 2000. In addition,  the Company had loans classified as impaired at
June 30, 2001 totaling  $14.6 million.  This  represents an increase of $11.9 million, or 446.82% compared to loans classified  as impaired of $2.7 million at June 30, 2000.

         Although  management  believes that  non-performing  assets are generally  well secured and that potential losses are reflected in the allowance for credit  losses,  there can be no assurance  that a general  deterioration of economic conditions or collateral values would not result in future credit losses.

TABLE 6 - Non-performing Assets (dollar amount in thousands)

                                                     June 30, 2001           December 31, 2000
                                                     -------------           -----------------
Non-accrual loans                                             $754                        $966
Loans past due 90 days or more
  and still accruing interest                                    0                           0
Restructured loans                                               0                           0
Other real estate owned (OREO), net                              0                         359

                                                  -----------------           -----------------
Total non-performing assets                                   $754                      $1,325
                                                  =================           =================

Percentage of non-performing assets
  to total loans outstanding and OREO                        0.07%                       0.13%

Percentage of non-performing
  assets to total assets                                     0.03%                       0.06%

         The Bank has  allocated  specific  reserves  to provide for any  inherent  loss on  non-performing  loans.
Management cannot,  however,  predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Borrowings

         At June 30, 2001,  total deposits were $1.65 billion.  This  represented an increase of $58.7 million,  or
3.68%,  from total deposits of $1.60 billion at December 31, 2000.  Average total deposits for the first six months of 2001 were $1.61  billion.  This  represented  an increase  of $152.6  million,  or 10.49%,  from  average  total deposits of $1.45  billion for the six months  ended June 30,  2000.  The  comparison  of average  balances for the first six months of 2001 with the average  balances of the first six months of 2000 is more  representative  of the
Company's growth in deposits as it excludes the seasonal peak in deposits at year-end.

         Demand  deposits  totaled  $652.7 million at June 30, 2001,  representing a decrease of $12.6 million,  or
1.90%,  from total demand  deposits of $665.3  million at December 31, 2000.  The decrease in demand  deposits from the year-end total reflects normal seasonal  fluctuations  relating to agricultural and other  depositors.  Average demand  deposits  for the first six months of 2001 were  $622.0  million.  This  represented  an  increase of $23.3 million,  or 3.90%,  from average demand deposits of $598.7 million for the six months ended June 30, 2000. At June
30, 2001, demand deposits represented 39.47% of total deposits, compared to 41.71% at December 31, 2000.

         Savings deposits,  which includes savings,  interest-bearing  demand,  and money market accounts,  totaled
$551.3 million at June 30, 2001,  representing  an increase of $31.3 million,  or 6.03%,  from savings  deposits of
$520.0 million at December 31, 2000.  Savings deposits are less affected by the Company's  seasonal  fluctuation in demand deposits.

         Time deposits totaled $449.7 million at June 30, 2001. This  represented an increase of $40.0 million,  or
9.76%,  over total time  deposits of $409.7  million at December  31, 2000.  Time  deposits are not affected by the
Company's seasonal fluctuation in demand deposits.

         Borrowed funds include both short and long-term funds.  Short-term  borrowed funds include demand notes to the U.S.  Treasury,  federal funds  purchased from other  financial  institutions,  and borrowings from the Federal
Reserve  Bank and the Federal Home Loan Bank.  Long-term  funds  include borrowings  from the Federal  Home  Loan
Bank.  For the six  months  ended  June 30,  2001  borrowed  funds  averaged  $442.9  million. Short-term  borrowed funds totaled $136.4 million at June 30, 2001. This  represented a decrease of $259.9 million, or 65.59% over short-term  borrowed funds of $396.2 million at December 31, 2000.  Long-term borrowed funds totaled $304.3  million at June 30,  2001.  This  represented  an increase of $203.0  million,  or 200.30%  over  long-term borrowed  funds of $101.3  million at  December  31,  2000.  Total  borrowed  funds at June 30,  2001 total  $440.7 million.  This represented a decrease of $56.9  million,  or 11.44% over total borrowed funds of $497.6 million at December 31, 2000.
The decrease in borrowed  funds during the first six months of 2001 was  primarily  the result of a decrease in
Federal  Home Loan Bank  borrowing.  While  total  borrowing  decreased,  there was a shift out of short-term borrowing into long-term borrowing in order to capture a lower interest rate environment.

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

         Net cash  provided  by  operating  activities  totaled  $31.1  million  for the first six  months of 2001, compared to net cash  provided  by  operating  activities  of $28.7  million  for the same  period  last year.  The increase  was  primarily  the result of an income tax refund and an increase in service  charges and other fees received,  which was partially  offset by a decrease in interest  received,  an increase in interest paid, and an increase in cash paid to suppliers and employees.

         Net cash used in investing  activities  totaled $69.4  million for the first six months of 2001,  compared to net cash used in  investing  activities  of $123.3  million for the same period last year.  The  decrease in net cash used in  investing  activities  was  primarily  the result of an  increase  in the  proceeds  from the sale of securities, which was partially offset by the increase in the purchase of securities.

         Financing  activities  used net cash flows of $5.6 million for the six months  ended June 30,  2001.  This compares to $79.6  million in net cash  provided for the six months  ended June 30, 2000.  The increase in net cash used by financing activities was primarily the result of a decrease in borrowings.

         Cash and cash  equivalents  totaled  $96.4  million for the period ending June 30, 2001 compared to $103.4 million for the same period ending June 30, 2000.

         Since  the  primary  sources  and uses of funds  for the Bank are loans  and  deposits,  the  relationship between gross loans and total deposits  provides a useful measure of the Bank's  liquidity.  Typically,  the closer the ratio of loans to  deposits  is to 100%,  the more  reliant  the Bank is on its loan  portfolio  to provide for short-term  liquidity  needs.  Since  repayment  of  loans  tends  to be less  predictable  than  the  maturity  of investments  and other  liquid  resources,  the  higher the loan to  deposit  ratio the less  liquid are the Bank's assets.  For the first six months of 2001,  the Bank's net loan to deposit ratio  averaged  65.42%,  compared to an average ratio of 65.60% for the first six months of 2000.

         CVB is a company  separate and apart from the Bank that must provide for its own liquidity.  Substantially all of CVB's  revenues  are  obtained  from  dividends  declared  and paid by the  Bank.  There are  statutory  and regulatory  provisions  that  could  limit the  ability  of the Bank to pay  dividends  to CVB.  At June 30,  2001, approximately  $67.3  million of the Bank's equity was  unrestricted  and available to be paid as dividends to CVB.
Management  of CVB  believes  that such  restrictions  will not have an impact  on the  ability  of CVB to meet its ongoing cash obligations.  As of June 30, 2001,  neither the Bank nor CVB had any material  commitments for capital expenditures.

Capital Resources

         The Company's  equity  capital was $203.0  million at June 30, 2001. The primary source of capital for the
Company  continues to be the  retention of net after tax earnings.  The  Company's  2000 Annual Report on Form 10-K
(Management's  Discussion  and  Analysis  and  Note 15 of the  accompanying  financial  statements)  describes  the regulatory capital requirements of the Company and the Bank.

         The Bank and the Company  are  required  to meet  risk-based  capital  standards  set by their  respective regulatory  authorities.  The  risk-based  capital  standards  require the  achievement of a minimum ratio of total capital  to  risk-weighted  assets  of 8.0% (of which at least  4.0%  must be Tier 1  capital).  In  addition,  the regulatory  authorities  require the highest rated  institutions  to maintain a minimum  leverage ratio of 4.0%. At
June 30, 2001, the Bank and the Company exceeded the minimum  risk-based  capital ratio and leverage ratio required to be considered "Well Capitalized".

         Table 7 below  presents the  Company's and the Bank's  risk-based  and leverage  capital  ratios as of
June 30, 2001, and December 31, 2000.

Table 7 - Regulatory Capital Ratios

                                        Required             June 30, 2001               December 31, 2000
                                        Minimum         --------------------------    --------------------------
Capital Ratios                           Ratios          Company        Bank           Company        Bank
--------------                           ------          -------        ----           -------        ----
Risk-based capital ratios
Tier I                                    4.00%           13.30%       13.35%           12.60%       12.33%
Total                                     8.00%           14.56%       14.61%           13.86%       13.59%
Leverage ratio                            4.00%            8.19%        8.22%            7.73%        7.56%

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

                  The Annual Meeting of Shareholders was held May 16, 2001.  At the meeting, the following individuals were elected to serve as the Company's Board of Directors until the 2002
                  Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                                     Against or                      Broker
                                        For           Withheld       Abstained      Non-Votes
                                     ------------  --------------  -------------  ------------
                  George A. Borba    24,296,807       120,710           -0-           -0-
                  John A. Borba      24,296,807       120,710           -0-           -0-
                  Ronald O. Kruse    24,413,425         4,092           -0-           -0-
                  John J. LoPorto    24,413,403         4,114           -0-           -0-
                  James C. Seley     24,413,425         4,092           -0-           -0-
                  San Vaccaro        24,296,807       120,710           -0-           -0-
                  D. Linn Wiley      24,296,829       120,688           -0-           -0-

                  The appointment of Deloitte   Touche, LLP as independent public accountants of the Company for the year ended December 31, 2001 was ratified at the 2001 Annual Meeting of Shareholders by the following:

                                                Against or                      Broker
                                     For         Withheld       Abstained      Non-Votes
                                ------------  --------------  -------------  ------------
                                 24,205,019      196,550         15,948          -0-

Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

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

                                                CVB FINANCIAL CORP.
                                                -------------------
                                                   (Registrant)

Date:    July 23 , 2001                                                  /s/ Edward J. Biebrich Jr.
                                                                        --------------------------
                                                                       Edward J. Biebrich Jr.
                                                                       Chief Financial Officer

