Form 10-Q
period 2001-09-30
CVB FINANCIAL CORP
filed 2001-10-26
CIK 354647

28

                                                     FORM 10-Q
                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

                               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended September 30, 2001

                                                        or

                               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the transition period from _____ to _____

                       For Quarter Ended September 30, 2001 Commission File Number: 1-10394

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

                                                     YES X NO

Number of shares of common stock of the registrant: 27,821,337 outstanding as of October 22, 2001.

 This Form 10-Q contains 27 pages.

                                                   PART I - FINANCIAL INFORMATION

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    dollar amounts in thousands

                                                                                  September 30,        December 31,
                                                                                       2001                2000
                                                                               ----------------      ------------------
                                                                                 (unaudited)
ASSETS
Federal funds sold                                                            $         33,000     $            10,000
Investment securities available-for-sale                                             1,105,269               1,070,074
Loans and lease finance receivables, net                                             1,055,211               1,032,341
                                                                                ---------------      ------------------
  Total earning assets                                                            2,193,480               2,112,415
Cash and due from banks                                                              112,483                 130,315
Premises and equipment, net                                                             29,330                  27,206
Other real estate owned, net                                                                 0                     359
Deferred taxes                                                                               0                   4,148
Goodwill and intangibles                                                                 6,698                   7,403
Cash value life insurance                                                                7,542                   7,434
Accrued interest receivable                                                             15,266                  14,625
Other assets                                                                             2,591                   4,091
                                                                                ---------------      ------------------
      TOTAL ASSETS                                                            $      2,367,390     $         2,307,996
                                                                                ===============      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Noninterest-bearing                                                        $        698,456     $           665,290
   Interest-bearing                                                                  1,054,832                 929,740
                                                                                ---------------      ------------------
     Total Deposits                                                                 1,753,288               1,595,030
   Short-term borrowings                                                             132,858                 396,234
   Long-term borrowings                                                                205,314                 101,341
   Deferred taxes                                                                        6,527                       0
   Accrued interest payable                                                              4,637                   6,742
   Other liabilities                                                                    43,493                  20,019
                                                                                ---------------      ------------------
      TOTAL LIABILITIES                                                              2,146,117               2,119,366
                                                                                ---------------      ------------------
Stockholders' Equity:
  Preferred stock (authorized, 20,000,000 shares
    without par; none issued or outstanding)
  Common stock -authorized, 50,000,000 shares
    without par; issued and outstanding
     27,820,160 (2001) and 27,659,452 (2000)                                          146,064                 145,648
  Retained earnings                                                                    53,461                  36,179
  Accumulated other comprehensive income                                               21,748                   6,803
                                                                                ---------------      ------------------
     Total stockholders' equity                                                       221,273                 188,630
                                                                                ---------------      ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      2,367,390     $         2,307,996
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

                                                                         For the Three Months           For the Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                         2001             2000           2001            2000
                                                                    --------------  --------------  -------------   -------------
Interest Income:
  Loans, including fees                                             $      22,576    $     23,098   $     68,627    $     66,467
  Investment securities:
     Taxable                                                               12,000          12,484         37,187          36,665
     Tax-advantaged                                                         4,069           3,112         11,886           8,207
                                                                      ------------     -----------  -------------   -------------
            Total investment income                                        16,069          15,596         49,073          44,872
  Federal funds sold                                                          139              53            242              55
                                                                      ------------     -----------  -------------   -------------
            Total interest income                                          38,784          38,747        117,942         111,394
Interest Expense:
  Deposits                                                                  7,624           8,630         25,202          23,016
  Borrowings                                                                4,662           6,567         16,603          18,087
                                                                      ------------     -----------  -------------   -------------
            Total interest expense                                         12,286          15,197         41,805          41,103
                                                                      ------------     -----------  -------------   -------------
    Net interest income before provision for credit losses                 26,498          23,550         76,137          70,291
Provision for credit losses                                                   250             700          1,750           2,300
                                                                      ------------     -----------  -------------   -------------
      Net interest income after
       provision for credit losses                                         26,248          22,850         74,387          67,991
Other Operating Income:
   Service charges on deposit accounts                                      3,088           2,644          9,404           7,840
   Gain(Loss) on sale of securities                                           146            (106)            60            (237)
   Gain on sale of other real estate owned                                      0               0            126             223
   Trust services                                                             905           1,001          2,911           3,011
   Other                                                                    1,098           1,062          4,179           2,911
                                                                      ------------     -----------  -------------   -------------
            Total other operating income                                    5,237           4,601         16,680          13,748
Other operating expenses:
   Salaries and employee benefits                                           8,318           7,512         24,143          22,365
   Occupancy                                                                1,501           1,325          4,281           3,992
   Equipment                                                                1,331           1,260          3,900           3,748
   Professional services                                                      697             437          3,024           2,297
   Other                                                                    2,937           2,827          9,124           9,222
                                                                      ------------     -----------  -------------   -------------
            Total other operating expenses                                 14,784          13,361         44,472          41,624
                                                                      ------------     -----------  -------------   -------------
Earnings before income taxes                                               16,701          14,090         46,595          40,115
Income taxes                                                                5,910           4,952         17,351          14,674
                                                                    --------------  --------------  -------------   -------------
    Net earnings                                                    $      10,791    $      9,138   $     29,244    $     25,441
                                                                    ==============  ==============  =============   =============
Basic earnings per common share                                     $        0.38    $       0.34   $       1.05    $       0.93
                                                                    ==============  ==============  =============   =============
Diluted earnings per common share                                   $        0.38    $       0.33   $       1.03    $       0.90
                                                                    ==============  ==============  =============   =============
Cash dividends per common share                                     $        0.15    $       0.12   $       0.43    $       0.36
                                                                    ==============  ==============  =============   =============

See accompanying notes to the consolidated financial statements.

                                    CVB FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (unaudited)
                                     (Dollars and shares in thousands)

                                                                                               Accumulated
                                                                                                  Other
                                                    Common                                     Comprehensive
                                                    Shares         Common       Retained          Income          Comprehensive
                                                 Outstanding        Stock       Earnings        Net of Tax           Income
                                                 -------------  ------------  ------------  -----------------    ----------------
Balance January 1, 2000                                24,717   $   105,304   $    51,857   $       (16,391)
Issuance of common stock                                  428         2,347
10% stock dividend                                      2,514        37,997       (37,997)
Tax benefit from exercise of stock options                                             26
Cash dividends                                                                    (12,390)
Comprehensive income:
  Net earnings                                                                     34,683                      $          34,683
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                     23,194              23,194
                                                                                                                 ----------------
           Comprehensive income                                                                                $          57,877
                                                 -------------    ----------    ----------    ---------------    ================
Balance December 31, 2000                              27,659       145,648        36,179              6,803
Issuance of common stock                                  161           416
Cash dividends                                                                    (11,962)
Comprehensive income:
  Net earnings                                                                     29,244                      $          29,244
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                     14,945              14,945
                                                                                                               ------------------
           Comprehensive income                                                                                $          44,189
                                                 -------------  ------------  ------------  -----------------  ==================
Balance September 30, 2001                             27,820   $   146,064   $    53,461   $         21,748
                                                 =============  ============  ============  =================

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands
                                                                                For the Nine Months
                                                                                Ended September 30,

                                                                                2001             2000
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $      103,706   $      112,503
           Service charges and other fees received                                16,620           13,985
           Interest paid                                                         (43,910)         (39,186)
           Cash paid to suppliers and employees                                  (31,818)         (37,388)
           Income taxes (paid)refunded                                            12,325          (16,582)
                                                                            -------------    -------------
             Net cash provided by operating activities                            56,923           33,332
                                                                            -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available-for-sale                  288,051           43,736
           Proceeds from maturities of securities available-for-sale              76,226           86,813
           Purchases of securities available-for-sale                           (343,522)        (297,349)
           Net decrease in loans                                                 (21,440)         (52,427)
           Proceeds from sales of premises and equipment                             100               38
           Proceeds from sale of other real estate owned                             536              405
           Purchase of premises and equipment                                     (5,726)          (3,249)
           Other investing activities                                            (33,291)            (392)
                                                                            -------------    -------------
             Net cash provided by (used in) investing activities                 (39,066)        (222,425)
                                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase in transaction deposits                                  116,110           95,951
           Net increase in time deposits                                          42,148           61,213
           Net increase (decrease) in borrowings                                (159,401)          24,633
           Cash dividends on common stock                                        (11,962)          (9,070)
           Proceeds from exercise of stock options                                   416            2,204
                                                                            -------------    -------------
             Net cash (used in) provided by financing activities                 (12,689)         174,931
                                                                            -------------    -------------

NET  (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,168          (14,162)
CASH AND CASH EQUIVALENTS, beginning of period                                   140,315          118,360
                                                                            -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                  $      145,483   $      104,198
                                                                            =============    =============

See accompanying notes to the consolidated financial statements.

                         CVB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                             dollar amounts in thousands
                                                                                  For the Nine Months
                                                                                  Ended September 30,

                                                                                   2001             2000
                                                                            ----------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                      $       29,244   $       25,441
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Gain on sale of investment securities                                     (1,680)               0
           Loss on sale of investment securities                                      1,620              237
           Loss(gain) on sale of premises and equipment                                  57                0
           Gain on sale of other real estate owned                                     (126)               0
           Increase in cash value of life insurance                                     108               64
           Amortization of premiums on investment securities                        (10,123)           4,086
           Provisions for credit and OREO losses                                      1,750            2,300
           Depreciation and amortization                                              3,559            3,473
           Change in accrued interest receivable                                       (640)          (2,978)
           Change in accrued interest payable                                        (2,106)           1,918
           Change in other assets and liabilities                                    35,260           (1,209)
                                                                            ----------------  ---------------
             Total adjustments                                                       27,679            7,891
                                                                            ----------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         $       56,923   $       33,332
                                                                            ================  ===============

Supplemental Schedule of Noncash Investing and Financing Activities

           Securities purchased and not settled                             $        20,000   $          740

                                       CVB FINANCIAL CORP. AND SUBSIDIARIES

                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               For the nine months ended September 30, 2001 and 2000

1.     Summary of Significant  Accounting  Policies.  See Note 1 of the Notes to Consolidated  Financial Statements
       in CVB Financial Corp.'s 2000 Annual Report on Form 10-K.

       Goodwill  resulting from purchase  accounting  treatment of acquired  banks is amortized on a  straight-line basis over 15 years.

       The Bank  accounts for impaired  loans in  accordance  with  Statement  of  Financial  Accounting  Standards
       ("SFAS")  No.  114,  "Accounting  by  Creditors  for  Impairment  of a Loan," as  amended  by SFAS No.  118,
       "Accounting by Creditors for Impairment of a Loan -- Income  Recognition  and  Disclosures."  Impaired loans totaled $16.2 million at September 30, 2001.

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
       These commitments are not reflected in the accompanying  consolidated financial statements.  As of September
       30,  2001,  the Company had entered into  commitments  with certain  customers  amounting to $374.4  million compared to $339.1  million at December 31,  2000.  Letters of credit at  September  30, 2001,  and December
       31, 2000, were $13.7 million and $10.9 million, respectively.

4.     The  interim   consolidated   financial   statements   are  unaudited  and  reflect  all   adjustments   and
       reclassifications  which,  in the opinion of  management,  are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and  reclassifications  are of a normal and  recurring  nature.  Results for the three-month and nine-month periods ended September 30, 2001 are not  necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

5.     The actual number of shares  outstanding  at September 30, 2001 was  27,820,160.  Basic earnings per share are  calculated  on the basis of the  weighted  average  number of shares  outstanding  during the  period.
       Diluted  earnings  per  share  are  calculated  on the  basis of the  weighted  average  number  of  shares outstanding  during the period plus shares issuable upon the assumed  exercise of outstanding  common stock options.  All 2000 per share  information in the financial  statements and in  Management's  Discussion and
       Analysis has been  restated to give  retroactive  effect to the 10% stock  dividend  declared  December 20,
       2000,  which was paid on January 26,  2001.  The table below  presents the  reconciliation  of earnings per share for the periods indicated.

                                                              Earnings Per Share Reconciliation
                                                 (Dollars and shares in thousands, except per share amounts)
                                                                     For the Three Months
                                                                     Ended September 30,
                                                       2001                                             2000
                                 ----------------------------------------------  ---------------------------------------------
                                                     Weighted                                         Weighted
                                      Income      Average Shares    Per Share          Income      Average Shares  Per Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 ----------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $        10,791            27,808       $0.38   $          9,138           27,193      $0.34
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                     549        0.00                                 510      (0.01)
                                 ----------------------------------------------     ------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $        10,791            28,357       $0.38   $          9,138           27,704      $0.33
                                 ==============================================  =============================================

                                                              Earnings Per Share Reconciliation
                                                                     For the Nine Months
                                                                     Ended September 30,
                                                       2001                                             2000
                                 ----------------------------------------------  ---------------------------------------------
                                                     Weighted                                         Weighted
                                      Income      Average Shares    Per Share          Income      Average Shares  Per Share
                                    (Numerator)    (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 ----------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders          $        29,244            27,775       $1.05   $         25,441           27,559      $0.93
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                      513       (0.02)                                595      (0.03)
                                   --------------------------------------------     ------------------------------------------
DILUTED EPS
  Income available to
    common stockholders          $        29,244            28,288       $1.03   $         25,441           28,155      $0.90
                                 ==============================================  =============================================

                                       CVB FINANCIAL CORP. AND SUBSIDIARIES
                                       MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's  discussion  and  analysis  is  written  to  provide  greater  insight  into the  results  of operations and the financial  condition of CVB Financial Corp. and its  subsidiaries.  Throughout this  discussion,
"Company"  refers to CVB  Financial  Corp.  and its  subsidiaries  as a  consolidated  entity.  "CVB" refers to CVB
Financial  Corp. as the  unconsolidated  parent  company and "Bank" refers to Citizens  Business  Bank.  For a more complete  understanding  of the Company and its operations,  reference  should be made to the financial  statements included in this report and in the  Company's  2000 Annual Report on Form 10-K.  Certain  statements in this Report on Form 10-Q constitute  "forward-looking  statements" under the Private  Securities  Litigation Reform Act of 1995 which involve risks and  uncertainties.  The Company's  actual  results may differ  significantly  from the results discussed in such  forward-looking  statements.  Factors that might cause such a  difference  include,  but are not limited to,  global, political, and economic change related to the terrorist attacks on September 11, 2001 and their aftermath,  competition in the geographic and business areas in which the Company  conducts operations, fluctuations
in  interest  rates,  credit  quality,  and  government  regulations.   For  additional information  concerning
these factors,  see "Item 1. Business - Factors That May Affect Results"  contained in the Company's Annual Report on
Form 10-K for the year ended December 31, 2000.

                                                   RESULTS OF OPERATIONS

         The Company  reported net earnings of $29.2  million for the nine months ended  September  30, 2001.  This represented  an increase of $3.8 million,  or 14.95%,  over net earnings of $25.4 million for the nine months ended
September  30, 2000.  Basic  earnings per share for the  nine-month  period  increased to $1.05 per share for 2001, compared to $0.93 per share for 2000.  Diluted  earnings per share  increased to $1.03 per share for the first nine months of 2001,  compared to $0.90 per share for the same  nine-month  period last year. The  annualized  return on average  assets was 1.71% for the nine  months  ended  September  30,  2001,  compared to 1.66% for the nine months ended  September 30, 2000. The annualized  return on average equity was 19.27% for the nine months ended  September
30,  2001,  compared to a return of 22.22% for the nine months  ended  September  30,  2000.  The return on average equity was higher in 2000 due to the lower  average  equity in the first nine months of 2000.  This was due in part to changes in  accumulated  other  comprehensive  income which  averaged for the nine months  ending  September 30,
2001,  $9.9  million  compared  to $(17.2)  million for the same period in 2000.  Accumulated  other  comprehensive income consists of unrealized  gains and losses in investment  securities.  For the nine months ended September 30,
2001,  the Company has declared  dividends in the amount of $0.43 per share.  This  represents an increase of $0.07 per share, or 19.44%, compared to dividends declared through September 30, 2000.

         For the quarter  ended  September 30, 2001,  the Company  generated  net earnings of $10.8  million.  This represented  an increase of $1.7  million,  or 18.09%,  over the net earnings of $9.1 million for the third quarter of 2000.  Basic  earnings per share  increased to $0.38 for the third  quarter of 2001  compared to $0.34 per share for the third  quarter of 2000.  Diluted  earnings  per share  increased  to $0.38 per share  compared to $0.33 per share for the third quarter of 2001 and 2000,  respectively.  The annualized return on average assets was 1.89% for the third  quarter of 2001  compared  to 1.76% for the same  period  last year.  The  annualized  return on average equity was 20.90% for the third  quarter of 2001 and 23.28% for the third  quarter of 2000.  For the third  quarter ended September 30, 2001, the Company has declared  dividends in the amount of $0.15 per share.  This represents an increase of $0.03 per share or 25.00%,  compared to dividends  declared in the third  quarter  ended  September 30,
2000.

         Pre-tax  operating  earnings,  which exclude the impact of gains or losses on sale of securities and OREO, and the  provisions  for credit and OREO losses,  totaled  $48.2  million for the nine months ended  September  30,
2001.  This  represented an increase of $5.7 million,  or 13.51%, compared to operating  earnings of $42.4 million for the first nine  months of 2000.  For the third  quarter  of 2001,  pre-tax  operating  earnings  totaled  $16.8 million.  This  represented  an increase of $1.9  million,  or 12.80%,  from  pre-tax  operating  earnings of $14.9 million for the third quarter of 2000.

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

         For the nine months ended  September  30, 2001,  net interest  income before the provision for credit losses was $76.1 million.  This  represented  an increase of $5.8 million,  or 8.32%,  over net interest  income of
$70.3  million for the nine months  ended  September  30, 2000.  The increase in net interest  income for the first nine months of 2001  compared  to 2000 was  primarily  the result of greater  average  balances of earning  assets, which was  partially  offset by a decrease in interest  rates.  Net earning  assets  averaged  $2.1 billion for the first nine months of 2001.  This  represented  an increase of $256.3  million,  or 13.69%,  compared to net average earning  assets of $1.9  billion  for the first nine months of 2000.  Average  net  earning  assets as a percent of total average  assets  increased to 92.94% during the nine months ending  September 30, 2001 compared to 91.41% for the same period last year

         The net interest margin  measures net interest  income as a percentage of average earning assets.  The net interest  margin  can be  affected  by changes  in the yield on  earning  assets  and the cost of  interest-bearing liabilities,  as well as changes in the level of interest-bearing  liabilities in proportion to earning assets. The net  interest  margin  can  also  be  affected  by  changes  in the  mix of  earning  assets  as well as the mix of interest-bearing  liabilities.  The Company's  tax effected  (TE) net interest  margin was 5.05% for the first nine months ended  September 30, 2001,  compared to 5.20% for the same period of 2000. A lower yield on average  earning assets  contributed  to the decrease in the net interest  margin.  For the nine months  ending  September  30, 2001 the yield on earning  assets (TE)  decreased  45 basis points to 7.65% from 8.10% for the same period in 2000, while the cost of funds  (including demand  deposits)  decreased 21 basis points to 2.72% from 2.93% for the same period in 2000,  resulting in a  compression  in the net interest margin.  A change in the mix of  earning  assets was  another  contributor  to the  decrease  in the net  interest margin.  Average  gross loans as a percentage  of average  gross  earning  assets for the first nine months of 2001 decreased  to 49.18% from 51.19% for the same period last year.  Loans  typically  generate  higher yields than investments.  Also, a change in the mix of average interest-bearing  liabilities  toward higher costing funds was another element  contributing to the decrease in the net interest margin.  For the nine months ending September 30, 2001, average time deposits as a percent of average interest-bearing  deposits increased to 44.06% from 40.04% for the same period last year.

         The net interest  spread is the difference  between the yield on average  earning assets less the cost of average  interest-bearing  liabilities.  The  Company's net interest  spread (TE)  decreased to 3.72% for the nine months ending  September  30, 2001  compared to 3.76% for the same period of 2000.  The decrease in the net interest spread for 2001  resulted  from  decreases in the yield on earning  assets.  The yield on earning  assets decreased
45 basis  points,  and the cost of  interest-bearing  liabilities  decreased 41 basis point for the first nine months of 2001 compared to the same period of 2000.

         The decrease in the yield on average  earning assets  resulted from decreased  yields on average loans and average  investments.  The yield on average loans  decreased to 8.69% for the nine months ended September 30, 2001, from a yield of 9.15%  for the  first  nine  months  of 2000.  The  decrease  in the  yields  on loans for 2001 was primarily the result of a decreasing  interest rate environment.  The (TE) year-to-date yield on average  investments decreased to 6.67% for the nine months ending September  30, 2001  compared to 6.99% for the nine months ending
September  30,  2000.  The decrease was due to the declining interest rate environment.

         The cost of average  interest-bearing  liabilities  decreased to 3.93% for the nine months ended September
30,  2001,  compared  to a cost of  4.34%  for  the  first  nine  months  of  2000.  The  decrease  in the  cost of interest-bearing  liabilities was primarily the result of a declining  interest rate  environment,  a change in the mix of  interest-bearing  liabilities,  and  competitive  market  forces.  Borrowed funds for the first nine months of 2001 as a percent of funding (total deposits plus borrowing) averaged 20.36%.  This represents a decrease from borrowed funds for the first nine months of 2000 as a percent of funding, which averaged 21.15%. Also,  average time deposits as a percentage of  interest-bearing  deposits increased to 44.06% for the nine months ending September 30,
2001 from  40.04% for the nine months ending September 30, 2000.  The cost of  average  interest-bearing  deposits was  3.36% for the  first  nine  months of 2001 as compared to 3.53% for the first nine months of 2000.  The cost of borrowed  funds  decreased  to 5.30% for the nine months ended  September 30, 2001,  compared to a cost of 6.10% for the nine months ended  September  30, 2000.  The cost of time  deposits  decreased to 4.87% for the nine months  ended
September  30,  2001,  compared to a cost of 5.20% for the nine months ended September 30, 2000.

         For the third  quarter of 2001,  net interest  income  before the  provision  for credit  losses was $26.5 million.  This  represented an increase of $2.9 million,  or 12.52%,  over net interest income of $23.6 million for the third  quarter of 2000.  The increase in net  interest  income for the third  quarter of 2001  compared to 2000 was primarily the result of greater average  balances of earning assets,  which was partially  offset by a decrease in interest  rates.  Net earning assets  averaged $2.2 billion for the third quarter of 2001.  This  represented an increase  of $226.3  million,  or 11.75%,  compared  to net average  earning  assets of $1.9  billion for the third quarter of 2000.

         The  Company's  (TE) net interest  margin was 5.26% for the third  quarter of 2001,  compared to 5.18% for the same period of 2000.  For the third quarter  of 2001 the yield on earning assets (TE) decreased 78 basis  points to 7.56% from 8.34% for the third quarter of 2000,  while the cost of funds  (including  demand  deposits)  decreased
82 basis points to 2.40% from 3.22% for the third quarter of 2000,  resulting  in an increase in the net  interest margin.  During the third  quarter of 2001 the Company  aggressively  managed  the  lowering  of  rates  paid on interest-bearing  liabilities.  This  may not be sustainable  in future  quarters if the interest rate  environment continues to decline at the same pace. A change in the mix of average  interest-bearing  liabilities toward lower costing funds was another element contributing to the increase in the net interest  margin.  Borrowed funds for the quarter ending September 30, 2001 as a percent of funding (total deposits plus borrowing) averaged 17.94%.  This represents a decrease from borrowed funds for the quarter ending September 30, 2000 as a percent of funding, which averaged 21.32%.

         The  Company's  net interest  spread (TE)  increased to 4.02% for the third  quarter of 2001,  compared to
3.60%  for the same  period  of 2000.  The yield on  earning  assets  decreased  78 basis  points,  and the cost of interest-bearing liabilities decreased 121 basis points for the third quarter of 2001 compared to 2000.

         For the third  quarter  of 2001,  the  decrease  in the yield on  average  earning  assets  resulted  from decreased  yields on average loans and  investments.  The yield on average  loans  decreased to 8.58% for the third quarter of 2001,  from a yield of 9.42% for the third quarter of 2000.  The decrease in the yields on loans for the third  quarter was  primarily  the result of a  decreasing  interest  rate  environment.  The (TE) yield on average investments decreased to 6.63% for the third quarter of 2001 compared to 7.24% for the same period last year.

         For the third  quarter  of 2001,  the cost of average  interest-bearing  liabilities  decreased  to 3.53%, compared  to a cost of  4.74%  for the  same  period  last  year.  The  decrease  in the  cost of  interest-bearing liabilities was primarily the result of the decreasing  interest rate  environment  and competitive  market forces.
The cost of borrowed  funds  decreased to 5.08% for the third quarter of 2001, compared to a cost of 6.53% for the same period last year.

         The Company  reported  total  interest  income of $117.9  million for the nine months ended  September 30,
2001.  This  represented an increase of $6.5 million,  or 5.88%,  over total interest  income of $111.4 million for the nine months  ended  September  30,  2000.  Total  interest  income of $38.8  million was reported for the third quarter of 2001.  This  represented an increase of $36,000,  or 0.09%,  over total interest income of $38.8 million for the third quarter of 2000.

         Interest  expense totaled $41.8 million for the nine months ended September 30, 2001. This  represented an increase of $701,000,  or 1.71%,  over total interest  expense of $41.1 million for the nine months ended September
30, 2000.  Interest  expense  totaled $12.3 million for the third quarter of 2001.  This  represented a decrease of
$2.9 million, or 19.16%, over total interest expense of $15.2 million for the third quarter of 2000.

         Table 1 shows the  average  balances  of assets,  liabilities,  and  stockholders'  equity and the related interest  income,  expense,  and rates for the nine-month  and  three-month  periods ended  September 30, 2001, and
2000. Yields for tax-advantaged investments are shown on a taxable equivalent basis using a 42% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(dollars in thousands)
                                                                       Nine-month periods ended September 30,
                                                                     2001                                      2000
                                                  ----------------------------------------- --------------------------------------
                                                      Average                                  Average
ASSETS                                                Balance       Interest          Rate     Balance        Interest       Rate
                                                    ------------  -----------   -----------   -----------  ------------  ---------

Investment Securities:
  Taxable                                         $     784,971 $     37,187         6.33%  $    715,357 $      36,665      6.83%
  Tax-advantaged (TE) (1)                               298,290       11,886         7.57%       205,817         8,207      7.54%
Federal Funds Sold   Interest-bearing
   deposits with other financial institutions             8,510          242         3.80%         1,051            55      6.97%
Loans (2)                                             1,056,464       68,627         8.69%       967,297        66,467      9.15%
                                                    ------------  -----------   -----------   -----------   -----------  ---------
Total Earning Assets                                  2,148,235 $    117,942         7.65%     1,889,522 $     111,394      8.10%
Total Non-earning Assets                                141,320                                  157,960
                                                    ------------                              -----------
Total Assets                                      $   2,289,555                             $  2,047,482
                                                    ============                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits                   $     637,106                             $    603,984
  Savings Deposits (3)                                  560,658 $      9,123         2.18%       520,134 $       9,452      2.42%
  Time Deposits                                         441,549       16,079         4.87%       347,344        13,564      5.20%
                                                    ------------  -----------   -----------   -----------  ------------  ---------
   Total Deposits                                     1,639,313       25,202         2.06%     1,471,462        23,016      2.08%
                                                    ------------  -----------   -----------   -----------  ------------  ---------
Borrowings                                              419,141       16,603         5.30%       394,661        18,087      6.10%
                                                    ------------  -----------   -----------   -----------  ------------  ---------
Total Interest-Bearing Liabilities                    1,421,348 $     41,805         3.93%     1,262,139 $      41,103      4.34%
                                                    ------------                              -----------
Other Liabilities                                       28,218                                   28,845
Stockholders' Equity                                    202,883                                  152,514
                                                    ------------                              -----------
Total Liabilities and
  Stockholders' Equity                            $   2,289,555                             $  2,047,482
                                                    ============                              ===========

Net interest spread                                                                  3.72%                                  3.76%
Net interest margin                                                                  5.05%                                  5.20%

--------------------------------------------------
(1) Includes tax-exempt municipal securities, preferred stock, and qualified zone academy bonds.
(2) Loan fees are included in total interest income as follows: 2001, $3,180; 2000, $2,727.
(3) Includes interest-bearing demand and money market accounts.

                                                                 Three-month periods ended September 30,
                                                                2001                                   2000
                                            --------------------------------------------------------------------------------
                                                  Average                                  Average
ASSETS                                            Balance       Interest       Rate        Balance     Interest        Rate
                                            ----------------------------------------  --------------------------------------

Investment Securities
  Taxable                                   $        781,332      12,000      6.23%   $      710,353     12,484       7.13%
  Tax-advantaged (TE) (1)                            306,847       4,069      7.64%          236,831      3,112       7.57%
Federal Funds Sold   Interest-bearing
   deposits with other financial institutions         17,547         139      3.21%            2,978         53       0.00%
Loans (2)                                          1,067,296      22,576      8.58%          994,021     23,098       9.42%
                                            ------------------------------------------  ------------------------------------
Total Earning Assets                               2,173,022      38,784      7.56%        1,944,183     38,747       8.34%
Total Non-earning Assets                             142,208                                 157,088
                                            -----------------                         ---------------
Total Assets                                $      2,315,230                          $    2,101,271
                                            =================                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits               $        666,734                          $      614,548
  Savings Deposits (3)                               592,675       2,911      1.99%          522,534      3,378       2.62%
Time Deposits                                        444,394       4,713      4.30%          369,065      5,252       5.77%
                                            ------------------------------------------  ------------------------------------
Total Deposits                                     1,703,803       7,624      1.81%        1,506,147      8,630       2.32%
                                            ----------------------------------------  --------------------------------------
Other Borrowings                                     372,490       4,662      5.08%          408,003      6,567       6.53%
                                            ----------------------------------------  --------------------------------------
Total Interest-Bearing Liabilities                 1,409,559      12,286      3.53%        1,299,602     15,197       4.74%
                                            -----------------                         ---------------
Other Liabilities                                     29,505                                  27,941
Stockholders' Equity                                 209,432                                 159,180
                                            -----------------                         ---------------
Total Liabilities and
  Stockholders' Equity                      $      2,315,230                          $    2,101,271
                                            =================                         ===============

Net interest spread                                                           4.02%                                   3.60%
Net interest margin                                                           5.26%                                   5.18%

--------------------------------------------
(1) Includes tax-exempt municipal securities, preferred stock, and qualified zone academy bonds.
(2) Loan fees are included in total interest income as follows: 2001, $1,201; 2000, $848.
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
                                                     ended September 30, 2001 and 2000
                                             Increase (decrease) in interest income or expense
                                                             due to changes in:

                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         ------------    ------------   ------------   -------------
Interest Income:
  Taxable investment securities        $       7,066   $      (5,486)  $     (1,057)  $         523
  Tax-advantaged securities                    1,019           2,365            294           3,678
  Fed funds sold   interest-bearing
   deposits with other institutions              391             (26)          (179)            186
  Loans                                        6,127          (3,632)          (335)          2,160
                                         ------------    ------------   ------------   -------------
Total earning assets                          14,603          (6,779)        (1,277)          6,547
                                         ------------    ------------   ------------   -------------

Interest Expense:
  Savings deposits                               734            (971)           (76)           (313)
  Time deposits                                3,687            (934)          (254)          2,499
  Other borrowings                             1,122          (2,455)          (152)         (1,485)
                                         ------------    ------------   ------------   -------------
Total interest-bearing liabilities             5,543          (4,360)          (482)            701
                                         ------------    ------------   ------------   -------------

Net Interest Income                    $       9,060   $      (2,419)  $       (795)  $       5,846
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
The Company's  management  utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained  changes in interest  rates.  The sensitivity of the Company's net interest income is measured over a rolling two year horizon.  The simulation model estimates the impact of changing  interest rates on the net  interest  income from all  interest-earning  assets and interest  expense paid on all  interest-bearing liabilities  reflected on the  Company's  balance  sheet.  The  sensitivity  analysis is compared to policy  limits which specify a maximum  tolerance level for net interest income exposure over a one year time horizon  assuming no balance  sheet growth,  given both a 200 basis point upward and downward  shift in interest  rates.  A parallel and pro rata shift in interest  rates over a 12-month  period is assumed.  The  following  reflects the  Company's  net interest income sensitivity over a one year horizon as of September 30, 2001.

                                                Estimated Net
             Simulated                         Interest Income
            Rate Changes                         Sensitivity
            ------------                         -----------
         +200 basis points                         (1.06%)
         -200 basis points                         (0.26%)

         The table  indicates  that net  interest  income  would  decrease by  approximately  1.06% over a 12-month period if there were a  sustained,  parallel  and pro rata 200 basis  point  upward  shift in interest  rates.  Net interest income would decrease  approximately 0.26% over a 12-month period if there were a sustained,  parallel and pro rata 200 basis point downward shift in interest rates.

Credit Loss Experience

         The  allowance  for credit  losses is based upon  estimates  of probable  losses  inherent in the loan and lease  portfolio.  The nature of the process by which the Company  determines the appropriate  allowance for credit losses requires the exercise of  considerable  judgment.  The amount  actually  observed in respect of these losses can vary significantly from the estimated amounts.  The Company employs a systemic  methodology that is intended to reduce the differences between estimated and actual losses.

         The Company's  methodology  for assessing the  appropriateness  of the allowance is conducted on a regular basis and considers all loans.  The systemic methodology consists of two major elements.

         The first major  element  includes a detailed  analysis  of the loan  portfolio  in two phases.  The first phase is conducted in accordance  with SFAS No. 114,  "Accounting by Creditors for the  Impairment of a Loan.",  as
amended by SFAS No. 118,  "Accounting by Creditors for Impairment of a Loan - Income  Recognition and Disclosures."
Individual  loans are reviewed to identify  loans for  impairment.  A loan is impaired when  principal and interest are deemed uncollectable in accordance with the original  contractual terms of the loan.  Impairment is measured as either the expected  future cash flows  discounted at each loan's  effective  interest  rate, the fair value of the loan's collateral if the loan is collateral  dependent,  or an observable market price of the loan (if one exists).
Upon  measuring  the  impairment,  the  Company  will  insure an  appropriate  level of  allowance  is  present  or established.

         Central to the first phase and the Company's  credit risk  management is its loan risk rating system.  The originating  credit  officer  assigns  borrowers  an initial risk  rating,  which is based  primarily on a thorough analysis of each borrower's  financial  capacity in conjunction  with industry and economic  trends.  Approvals are made  based  upon  the  amount  of  inherent  credit  risk  specific  to  the  transaction  and  are  reviewed  for appropriateness  by senior  line and credit  administration  personnel.  Credits are  monitored  by line and credit administration  personnel for deterioration in a borrower's financial condition,  which would impact the ability of the borrower to perform under the contract.  Risk ratings are adjusted as necessary.

         Based on the risk  rating  system  specific  allowances  are  established  in cases where  management  has identified  significant  conditions or  circumstances  related to a credit that management  believes  indicates the probability that a loss has been incurred.  Management performs a detailed analysis of these loans, including,  but not limited to, cash flows,  appraisals  of the  collateral,  conditions of the  marketplace  for  liquidating  the collateral and assessment of the  guarantors.  Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

         The second phase is  conducted by  evaluating  or  segmenting  the  remainder of the loan  portfolio  into groups  or  pools  of  loans  with  similar  characteristics  in  accordance  with  SFAS  No.  5,  "Accounting  for
Contingencies".  In this second phase,  groups or pools of homogeneous  loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance,  homogeneous portfolios,  such as small business lending,  consumer loans,  agricultural  loans,  and real estate loans, are aggregated or pooled in determining the appropriate  allowance.  The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

         The second major element in the Company's  methodology for assessing the  appropriateness of the allowance consists of,  management's  considerations  of all known  relevant  internal and external  factors that may affect a loan's collectibility.  This includes management's estimates of the amounts necessary for concentrations,  economic uncertainties,  the volatility of the market value of collateral,  and other relevant factors.  The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

         In the second major  element of the analysis  which  considers  all known  relevant  internal and external factors that may affect a loan's  collectibility is based upon management's  evaluation of various conditions,  the effects of which are not  directly  measured  in the  determination  of the formula and  specific  allowances.  The evaluation  of the inherent  loss with respect to these  conditions  is subject to a higher  degree of  uncertainty because they are not identified with specific problem credits or portfolio  segments.  The conditions  evaluated in connection  with the  second  element  of the  analysis  of the  allowance  include,  but are not  limitted  to the following conditions that existed as of the balance sheet date:

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

         Management  reviews these  conditions in discussion  with the  Company's  senior credit  officers.  To the extent that any of these  conditions  is  evidenced  by a  specifically  identifiable  problem  credit or portfolio segment as of the  evaluation  date,  management's  estimate of the effect of such  condition may be reflected as a specific allowance  applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a  specifically  identifiable  problem  credit or  portfolio  segment as of the  evaluation  date,  management's evaluation  of the inherent  loss related to such  condition  is reflected in the second major  element  allowance.
Although  management  has  allocated a portion of the allowance to specific  loan  categories,  the adequacy of the allowance must be considered in its entirety.

         The Company  maintains  an  allowance  for inherent  credit  losses that is  increased by a provision  for credit losses charged against  operating  results.  The allowance for credit losses is also increased by recoveries on loans  previously  charged off and reduced by actual loan losses  charged to the  allowance.  The  provision for credit  losses was $1.75  million for the nine months ended  September  30, 2001,  as compared to $2.30 million for the same period of 2000, a decrease of $550,000, or 23.91%.  For the third quarter ending September 30, 2001 the provision for credit losses was $250,000, as compared to $700,000 for the third quarter ending September 30, 2000, a decrease of $450,000, or 64.29%.

         The allowance for credit losses at September 30, 2001 was $21.3 million.  This  represented an increase of
$2.1  million,  or 11.15%,  from the  allowance  for credit  losses of $19.2  million at  December  31,  2000.  The allowance  for  credit  losses  was  1.98%  and  1.82% of loans at  September  30,  2001  and  December  31,  2000, respectively.

         Non-performing  loans,  which  include  non-accrual  loans,  loans  past  due 90 or more  days  and  still accruing,  and  restructured  loans were $1.7  million at  September  30,  2001.  This  represented  an increase of
$738,000,  or 76.40%, from the level of non-performing  loans at December 31, 2000.  Non-performing  assets,  which include  non-performing  loans plus other real  estate  owned  (foreclosed  property)  increased  to $1.7 million at
September 30, 2001,  compared to $1.3 million at December 31, 2000.  Table 6 presents  non-performing  assets as of
September  30, 2001,  and December 31, 2000. At September  30, 2001,  the Company had loans  classified as impaired totaling  $16.2 million.  This  represents an increase of $1.0 million,  or 6.73%  compared to loans  classified as impaired of $15.2  million at December  31,  2000.  The Company  applies the methods  prescribed  by  Statement  of
Financial  Accounting  Standards No. 114 for  determining  the fair value of specific  loans for which the eventual collection of all principal and interest is considered impaired.

         While  management  believes that the allowance at September 30, 2001,  was adequate to absorb losses from any known or inherent risks in the portfolio,  no assurance can be given that economic  conditions  which adversely affect the Company's service areas or other  circumstances will not be reflected in increased  provisions or credit losses in the future.  Table 3 shows  comparative  information on net credit losses,  provisions for credit losses, and the allowance for credit losses for the periods indicated.

TABLE 3 - Summary of Credit Loss Experience
(amounts in thousands)
                                                                       Nine-months ended September 30,
                                                                          2001               2000
                                                                       ------------       ------------

Amount of Total Loans at End of Period (1)                         $     1,076,499      $   1,005,012
                                                                       ============       ============
Average Total Loans Outstanding (1)                                $     1,056,464      $     967,297
                                                                       ============       ============
Allowance for Credit Losses at Beginning of Period                 $        19,152      $      16,761
Loans Charged-Off:
  Real Estate Loans                                                              0                186
  Commercial and Industrial                                                     87                 79
  Consumer Loans                                                                18                  9
                                                                       ------------       ------------
    Total Loans Charged-Off                                                    105                274
                                                                       ------------       ------------

Recoveries:
  Real Estate Loans                                                            362                139
  Commercial and Industrial                                                    118                166
  Consumer Loans                                                                11                  1
                                                                       ------------       ------------
    Total Loans Recovered                                                      491                306

Net Loans Charged-Off (Recovered)                                             (386)               (32)
                                                                       ------------       ------------
Provision Charged to Operating Expense                                       1,750              2,300
                                                                       ------------       ------------
Allowance for Credit Losses at End of period                       $        21,288      $      19,093
                                                                       ============       ============
--------
(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans*                   -0.05%             -0.00%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period*          -0.05%             -0.00%
Allowance for Credit Losses to Average Total Loans                           2.02%              1.97%
Allowance for Credit Losses to Total Loans at End of Period                  1.98%              1.90%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*           -2.42%             -0.22%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses           -22.06%             -1.39%

* Net Loan Charge-Off (Recovered) amounts are annualized.

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

         Other  operating  income  totaled  $16.7  million for the nine  months  ended  September  30,  2001.  This represented  an increase of $2.9  million,  or 21.33%,  from other  operating  income of $13.7 million for the nine months ended  September 30, 2000.  The increase was primarily the result of higher  service  charge  income,  other income,  and bankcard  income.  For the third quarter of 2001,  other operating  income totaled $5.2 million.  This represented an increase of $636,000,  or 13.82%,  from other operating income of $4.6 million for the third quarter of 2000. As in the year to date numbers,  the increase was primarily the result of higher  service  charge  income, other income, and bankcard income.

         Service  charge  income  totaled  $9.4 million for the first nine months ended  September  30, 2001.  This represents an increase of $1.6 million,  or 19.94%,  over service charge income of $7.8 million for the nine months ended  September  30, 2000.  For the third  quarter of 2001,  service  charge  income  totaled $3.1  million.  This represents  an increase of $444,000,  or 16.81%,  over service  charge income of $2.6 million for the third quarter of 2000.

         Trust  income  totaled  $2.9  million for the nine months ended  September  30,  2001.  This  represents a decrease of $100,000,  or 3.31%,  over Trust income of $3.0 million for the nine months ended  September  30, 2000.
For the third quarter of 2001, Trust income totaled  $905,000.  This  represented a decrease of $96,000,  or 9.61%, over Trust  income of $1.0  million  for the third  quarter of 2000.  This  decrease  was due to the decline in the stock  market  resulting  in a decline  in the value of the trust  assets.  This  caused a decline  in the fees for trust services.

         Other  fee-oriented  products and services  (which include  investment  services fees,  business  services fees,  bankcard fees,  international fees, and other fees) generated fees totaling $2.4 million for the nine months ended September 30, 2001. This  represented an increase of $343,000,  or 17.06%,  over fees of $2.0 million for the nine months ended  September 30, 2000.  For the third  quarter of 2001,  other  fee-oriented  products and services generated fees totaling $841,000.  This represented an increase of $168,000,  or 24.95%,  over fees of $673,000 for the third quarter of 2000.

         Other income,  which  includes  gain or loss on sale of  securities,  other assets,  and other real estate owned, rental income,  miscellaneous  income, and gross revenue from Community Trust Deed Services and CVB Ventures
(the  Company's  nonbank  subsidiaries)  totaled $3.6 million for the nine months ended  September  30, 2001.  This represents  an increase of $1.3  million,  or 54.28%,  over other  income of $2.3 million for the nine months ended
September  30,  2000.  For the third  quarter of 2001,  other income  totaled $1.1  million.  This  represented  an increase of $398,000, or 57.54%, over other income of $692,000 for the third quarter of 2000.

Other Operating Expenses

         Other  operating  expenses  for the Company  includes  expenses  for  salaries  and  benefits,  occupancy, equipment,  professional services, promotion and other expenses (data processing,  stationary and supplies, deposit insurance,  promotional,  other real estate owned,  and misc.  expenses).  Other operating  expenses  totaled $44.5 million for the nine months ended  September 30, 2001.  This  represented  an increase of $2.8  million,  or 6.84%, over other  operating  expenses of $41.6  million for the nine  months  ended  September  30,  2000.  For the third quarter of 2001,  other operating  expenses  totaled $14.8 million.  This  represented an increase of $1.4 million, or 10.65%, over other operating expenses of $13.4 million for the third quarter of 2000.

         For the most part,  other  operating  expenses  reflect the direct  expenses  and  related  administrative expenses associated with staffing,  maintaining,  promoting, and operating branch facilities.  Management's ability to control  other  operating  expenses  in relation  to asset  growth can be  measured in terms of other  operating expenses as a  percentage  of average  assets.  Operating  expenses  measured  as a  percentage  of average  assets decreased  to 2.60% for the first nine months of 2001,  compared to a ratio of 2.71% for the same period last year.
The decrease in the ratio  indicates that management is controlling  greater levels of assets with  proportionately smaller operating expenses, an indication of operating efficiency.

         Management's  ability to control  other  operating  expenses in relation to the level of net revenue  (net interest income plus other operating  income) can be measured in terms of other operating  expenses as a percentage of net revenue.  This is known as the  efficiency  ratio and  indicates  the  percentage of revenue that is used to cover expenses.  For the first nine months of 2001, the efficiency ratio was 47.91%,  compared to a ratio of 49.53%
for the same period last year.  The decrease in the ratio  indicates that a  proportionately  smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

         Salaries and employee  benefits  totaled $24.1 million for the first nine months of 2001. This represented an increase of $1.8 million,  or 7.95%,  from  salaries and employee  benefits of $22.4 million for the same period last year.  Equipment  expense  totaled $3.9 million for the nine months ended  September 30, 2001. This represents an increase of $152,000,  or 4.05%,  over equipment expense of $3.7 million for the nine months ended September 30,
2000.  Occupancy  expense  totaled $4.3 million for the nine months ended  September 30, 2001.  This  represents an increase  of  $289,000,  or  7.23%,  over  occupancy  expense  of $4.0  million  for the  same  period  last  year.
Professional  expense,  which  includes  legal and  accounting  expenses  totaled  $3.0  million for the first nine months,  ended September 30, 2001. This represents an increase of $728,000,  or 31.68%,  over professional  expense of $2.3 million for the nine months ended  September 30, 2000.  Other  expense,  which  includes  data  processing, supplies,  promotional,  and other  expenses,  totaled $9.1 million for the nine months ended  September  30, 2001.
This  represents a decrease of $98,000,  or 1.06%,  over other expense of $9.2 million for the first nine months of
2000.

         For the third quarter of 2001,  salaries and employee  benefits totaled $8.3 million.  This represented an increase of $806,000,  or 10.73%,  from  salaries  and  employee  benefits of $7.5 million for the same period last year.  Equipment  expense  totaled  $1.3  million for the third  quarter of 2001.  This  represents  an increase of
$71,000,  or 5.63%,  over  equipment  expense of $1.3  million  for the third  quarter of 2000.  Occupancy  expense totaled $1.5 million for the third  quarter of 2001.  This  represents  an increase of  $175,000,  or 13.23%,  over occupancy  expense of $1.3 million for the same period last year.  Professional  expense,  which includes legal and accounting  expenses,  totaled $697,000 for the third quarter of 2001. This represents an increase of $260,000,  or
59.55%,  over  professional  expense of $437,000 for the same period last year. Other expense,  which includes data processing,  supplies,  promotional,  and  miscellaneous  expenses,  totaled $2.9 million for the third  quarter of
2001. This represents an increase of $111,000,  or 3.94%,  over other expense of $2.8 million for the third quarter of 2000.

         Miscellaneous  expenses include the amortization of goodwill and intangibles.  The amortization expense of goodwill and intangibles  totaled  $705,000 for the first nine months of 2001 and $903,000 for the same period last year. The decrease was due to the completion of the  amortization of core deposit  intangibles in the first quarter of 2001.  Amortization  expense of goodwill and  intangibles  totaled  $215,000  for the third  quarter of 2001 and
$304,000 for the same period last year.

                                              BALANCE SHEET ANALYSIS

         The Company  reported  total assets of $2.37 billion at September 30, 2001.  This  represented an increase of $59.4  million,  or 2.57%,  over total  assets of $2.31  billion at December 31,  2000.  Total assets  increased
$150.5  million,  or 6.79% over total assets of $2.22  billion as of  September  30,  2000.  For the third  quarter ending  September 30, 2001 average total assets were $2.32 billion.  This represents an increase of $214.0 million, or 10.18%,  over average total assets of $2.10 million for the same period last year. At the end of September  2000 the Company  experienced a $110.0 million deposit  transaction from a single customer which remained on deposit for several weeks.

         Gross loans,  net of deferred loan fees,  totaled $1.08 billion at September 30, 2001. This represented an increase  of $25.0  million,  or 2.38%,  over gross  loans of $1.05  billion at  December  31,  2000.  Gross  loans increased $71.5 million,  or 7.11% over gross loans of $1.01 billion as of September 30, 2000.  Investments totaled
$1.11 billion at September 30, 2001. This represented an increase of $35.2 million,  or 3.29%,  over investments of
$1.07 billion at December 31, 2000.  Investments  increased $148.3 million,  or 15.50%,  over investments of $956.9 million as of September 30, 2000.

         Total deposits  increased  $158.3  million,  or 9.92%,  to $1.75 billion at September 30, 2001, from $1.60 billion at December 31, 2000.  Total  deposits  increased  $95.1  million,  or 5.73%,  over total deposits of $1.66 billion as of September 30, 2000.  For the third  quarter  ending  September  30, 2001 average total  deposits were
$1.70  billion.  This  represents an increase of $197.7  million,  or 13.12%,  over average total deposits of $1.51 million for the same  period last year.  Borrowings  decreased  $159.4  million,  or 32.04%,  to $338.2  million at
September 30, 2001, from $497.6 million at December 31, 2000.  Borrowings  decreased $26.8 million,  or 7.33%, from borrowings of $364.9 million at September 30, 2000.

Investment Securities and Debt Securities Available-for-Sale

         The Company  reported  total  investment  securities  of $1.11  billion at September  30,  2001.  This represented an increase of $35.2 million,  or 3.29%, over total investment  securities of $1.07 billion at December
31, 2000.

         At September 30, 2001,  the  Company's unrealized  gain on securities  available-for-sale  totaled
$37.5  million.  Accumulated  other  comprehensive  income  totaled $21.7  million (net of deferred  taxes of $15.8
million).   At  December  31,  2000,  the  Company  reported  an unrealized  gain  on  investment   securities
available-for-sale  of $11.7 million.  Accumulated other comprehensive income totaled $6.8 million (net of deferred taxes of $4.9 million).  Note 2 of the Notes to the Consolidated  Financial Statements in the Company's 2000 Annual
Report on Form 10-K  discusses its current  accounting  policy as it pertains to  recognition  of market values for investment securities held as available-for-sale.

         Table 4 sets forth investment securities held-to-maturity and available-for-sale, at September 30, 2001 and December 31, 2000.

Table 4 - Composition of Investment Securities
(dollars in thousands)
                                                                September 30, 2001                                         December 31, 2000
                                            ----------------------------------------------------------   --------------------------------------------------------
                                                Amortized     Market      Net Unrealized     Year-to-      Amortized     Market      Net Unrealized     Year-to-
                                                  Cost        Value         Gain/(Loss)     Date Yield       Cost        Value        Gain/(Loss)      Date Yield
                                                                                               (TE)                                                       (TE)
                                            -------------- ------------ ----------------- ------------   ------------ ------------ ----------------- ------------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                 $      1,000    $     1,034    $         34        5.77%      $       999   $     1,010     $         11         5.95%

  Mortgage-backed securities                    357,157        368,337          11,180        6.29%          336,978       337,533              555         6.82%

  CMO's / REMIC's                               315,863        324,925           9,062        6.43%          391,634       391,045             (589)        6.78%

  Other government agency securities              1,045          1,045               0        6.19%           18,765        18,711              (54)        6.12%

  Tax-advantaged securities                     293,446        307,988          14,542        7.57%          266,327       277,750           11,423         7.86%

  Corporate bonds                                75,867         78,543           2,676        6.37%           21,299        21,683              384         7.23%

  Other  securities                              23,395         23,397               2        5.97%           22,342        22,342                0         7.11%
                                            ------------   ------------  ----------------  -----------   ------------  ------------  ----------------- -----------
Total Investment Securities                 $ 1,067,773    $ 1,105,269    $     37,496        6.67%      $ 1,058,344   $ 1,070,074     $     11,730         7.04%
                                            ============   ============  ================  ===========   ============  ============  =================   ===========

Loan Composition and Non-performing Assets

         Table 5 sets forth the  distribution  of the loan  portfolio by type as of the dates  indicated  (dollar amounts in thousands):

Table 5 - Distribution of Loan Portfolio by Type

                                               September 30, 2001           December 31, 2000
                                         -------------------------   -------------------------
Commercial and Industrial                 $              415,238     $                425,130
Real Estate:
      Construction                                         67,184                       58,373
      Mortgage                                            456,058                      401,408
Consumer                                                   23,143                       22,642
Municipal lease finance receivables                        22,582                       23,633
Agribusiness                                               95,571                      123,614
                                            ----------------------      -----------------------
      Gross Loans                                       1,079,776                    1,054,800
Less:
      Allowance for credit losses                         (21,288)                     (19,152)
      Deferred net loan fees                               (3,277)                      (3,307)
                                         -------------------------  ---------------------------
Net Loans                                 $             1,055,211     $              1,032,341
                                         =========================  ===========================

         As set forth in Table 6,  non-performing  assets,  which  include  non-performing  loans  plus  other real estate owned  (foreclosed  property)  increased to $1.7 million at September 30, 2001 from $1.3 million at December
31,  2000.  Non-performing  loans,  which  include  non-accrual  loans,  loans  past due 90 or more  days and still accruing,  and  restructured  loans were $1.7  million at  September  30,  2001.  This  represented  an increase of
$738,000,  or 76.40% from the level of  non-performing  loans at December  31, 2000.  In addition,  the Company had loans  classified as impaired at September 30, 2001 totaling  $16.2 million.  This  represents an increase of $13.0 million, or 400.69% compared to loans classified as impaired of $3.2 million at September 30, 2000.

         Although  management  believes that  non-performing  assets are generally  well secured and that potential losses are reflected in the allowance for credit  losses,  there can be no assurance  that a general  deterioration of economic conditions or collateral values would not result in future credit losses.

TABLE 6 - Non-performing Assets (dollar amount in thousands)

                                                        September 30, 2001           December 31, 2000
                                                        ------------------           -----------------
Non-accrual loans                                                   $1,704                        $966
Loans past due 90 days or more
  and still accruing interest                                            0                           0
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                      0                         359

                                                        ------------------          ------------------
Total non-performing assets                                         $1,704                      $1,325
                                                       ===================          ==================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.16%                       0.13%

Percentage of non-performing
  assets to total assets                                             0.07%                       0.06%

         The Bank has  allocated  specific  reserves  to provide for any  inherent  loss on  non-performing  loans.
Management cannot,  however,  predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio.

Deposits and Borrowings

         At  September  30,  2001,  total  deposits  were $1.75  billion.  This  represented  an increase of $158.3 million,  or 9.92%,  from total  deposits of $1.60  billion at December 31, 2000.  Average  total  deposits for the first nine months of 2001 were $1.64 billion.  This  represented  an increase of $167.9  million,  or 11.41%,  from average total  deposits of $1.47 billion for the nine months ended  September 30, 2000.  The  comparison of average balances  for the first nine  months of 2001 with the  average  balances  of the first nine  months of 2000 is more representative of the Company's growth in deposits as it excludes the seasonal peak in deposits at year-end.

         Demand deposits  totaled $698.5 million at September 30, 2001,  representing an increase of $33.2 million, or 4.99%,  from total  demand  deposits of $665.3  million at December 31, 2000.  Average  demand  deposits for the first nine months of 2001 were $637.1  million.  This  represented  an increase of $33.1  million,  or 5.48%,  from average  demand  deposits of $604.0  million for the nine months ended  September  30, 2000. At September 30, 2001, demand deposits represented 39.84% of total deposits, compared to 41.71% at December 31, 2000.

         Savings deposits,  which includes savings,  interest-bearing  demand,  and money market accounts,  totaled
$602.9 million at September 30, 2001,  representing an increase of $82.9 million,  or 15.95%, from savings deposits of $520.0 million at December 31, 2000.  Savings deposits are less affected by the Company's  seasonal  fluctuation in demand deposits.

         Time  deposits  totaled  $451.9  million at September  30,  2001.  This  represented  an increase of $42.2 million,  or 10.29%,  over total time  deposits of $409.7  million at December  31,  2000.  Time  deposits  are not affected by the Company's seasonal fluctuation in demand deposits.

         Borrowed funds include both short and long-term funds.  Short-term  borrowed funds include demand notes to the U.S.  Treasury,  federal funds  purchased from other  financial  institutions,  and borrowings from the Federal
Reserve  Bank and the Federal  Home Loan Bank.  Long-term  funds  include  borrowings  from the  Federal  Home Loan
Bank. For the nine months ended  September 30, 2001 borrowed funds averaged  $419.1  million.  Short-term  borrowed funds totaled $132.9 million at September 30, 2001. This  represented a decrease of $263.4 million,  or 66.47% over short-term  borrowed funds of $396.2 million at December 31, 2000.  Long-term borrowed funds totaled $205.3 million at September 30, 2001.  This  represented an increase of $104.0 million,  or 102.60% over long-term  borrowed funds of $101.3  million at December 31, 2000.  Total  borrowed  funds at September 30, 2001 total $338.2  million.  This represented a decrease of $159.4  million,  or 32.04% over total  borrowed  funds of $497.6 million at December 31,
2000.  The decrease in borrowed  funds during the first nine months of 2001 was  primarily the result of a decrease in  Federal  Home Loan  Bank  borrowing.  While  total  borrowing  decreased,  there was a shift out of  short-term borrowing into long-term borrowing in order to capture a lower interest rate environment.

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

         Net cash  provided  by  operating  activities  totaled  $56.9  million  for the first nine months of 2001, compared to net cash  provided  by  operating  activities  of $33.3  million  for the same  period  last year.  The increase  was  primarily  the  result of an income tax  refund,  an  increase  in  service  charges  and other fees received,  and a decrease in cash paid to suppliers  and  employees,  which was  partially  offset by a decrease in interest received, an increase in interest paid.

         Net cash used in investing  activities  totaled $39.1 million for the first nine months of 2001,  compared to net cash used in  investing  activities  of $222.4  million for the same period last year.  The  decrease in net cash used in  investing  activities  was  primarily  the result of an  increase  in the  proceeds  from the sale of securities, which was partially offset by the increase in the purchase of securities.

         Financing  activities  used net cash flows of $12.7 million for the nine months ended  September 30, 2001.
This  compares to $174.9  million in net cash provided for the nine months ended  September 30, 2000.  The increase in net cash used by financing activities was primarily the result of a decrease in borrowings.

         Cash and cash  equivalents  totaled  $145.5  million for the period ending  September 30, 2001 compared to
$104.2 million for the same period ending September 30, 2000.

         Since  the  primary  sources  and uses of funds  for the Bank are loans  and  deposits,  the  relationship between gross loans and total deposits  provides a useful measure of the Bank's  liquidity.  Typically,  the closer the ratio of loans to  deposits  is to 100%,  the more  reliant  the Bank is on its loan  portfolio  to provide for short-term  liquidity  needs.  Since  repayment  of  loans  tends  to be less  predictable  than  the  maturity  of investments  and other  liquid  resources,  the  higher the loan to  deposit  ratio the less  liquid are the Bank's assets.  For the first nine months of 2001, the Bank's average net loan to deposit ratio was 63.21%,  compared to a ratio of 64.52% for the first nine months of 2000.

         CVB is a company  separate and apart from the Bank that must provide for its own liquidity.  Substantially all of CVB's  revenues  are  obtained  from  dividends  declared  and paid by the  Bank.  There are  statutory  and regulatory  provisions  that could limit the ability of the Bank to pay  dividends to CVB. At  September  30, 2001, approximately  $71.0  million of the Bank's equity was  unrestricted  and available to be paid as dividends to CVB.
Management  of CVB  believes  that such  restrictions  will not have an impact  on the  ability  of CVB to meet its ongoing cash  obligations.  As of September  30, 2001,  neither the Bank nor CVB had any material  commitments  for capital expenditures.

Capital Resources

         The Company's  equity  capital was $221.3 million at September 30, 2001. The primary source of capital for the Company  continues to be the  retention of net after tax  earnings.  The  Company's  2000 Annual Report on Form
10-K  (Management's  Discussion and Analysis and Note 15 of the accompanying  financial  statements)  describes the regulatory capital requirements of the Company and the Bank.

         The Bank and the Company  are  required  to meet  risk-based  capital  standards  set by their  respective regulatory  authorities.  The  risk-based  capital  standards  require the  achievement of a minimum ratio of total capital  to  risk-weighted  assets  of 8.0% (of which at least  4.0%  must be Tier 1  capital).  In  addition,  the regulatory  authorities  require the highest rated  institutions  to maintain a minimum  leverage ratio of 4.0%. At
September 30, 2001,  the Bank and the Company  exceeded the minimum  risk-based  capital  ratio and leverage  ratio required to be considered "Well Capitalized".

         Table 7 below  presents the  Company's and the Bank's  risk-based  and leverage  capital  ratios as of
September 30, 2001, and December 31, 2000.

Table 7 - Regulatory Capital Ratios

Required         September 30, 2001             December 31, 2000
                                      Minimum        --------------------------    --------------------------
Capital Ratios                        Ratios         Company        Bank           Company        Bank
--------------                        ------         -------        ----           -------        ----
Risk-based capital ratios
Tier I                                 4.00%           13.98%       13.96%           12.60%       12.33%
Total                                  8.00%           15.24%       15.22%           13.86%       13.59%
Leverage ratio                         4.00%            8.45%        8.48%            7.73%        7.56%

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

                                                CVB FINANCIAL CORP.
                                                -------------------
                                                   (Registrant)

Date:    October 25, 2001                                              /s/ Edward J. Biebrich Jr.
                                                                      --------------------------
                                                                       Edward J. Biebrich Jr.
                                                                       Chief Financial Officer

