Form 10-K
period 2001-12-31
CVB FINANCIAL CORP
filed 2002-03-18
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 1-10394

CVB Financial Corp.

(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Haven Avenue, Suite 350 Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)

Registrant’s telephone number, including area code: (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 15, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $683,377,795.

      Number of shares of common stock of the registrant outstanding as of March 15, 2002: 34,884,012.

The following documents are incorporated by reference herein:

Definitive Proxy Statement for the Annual Meeting of Stockholders which

will be filed within 120 days of the fiscal year ended December 31, 2001	Part III of Form 10-K

INTRODUCTION

      Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which CVB Financial Corp. and its subsidiaries operate and projections of future performance. CVB Financial Corp. and its subsidiaries’ actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such differences, see “Item 1. Business — Risk Factors that May Affect Future Results.”

AVAILABLE INFORMATION

      Reports filed with the Securities and Exchange Commission (the “Commission”) including proxy statements and other information can be inspected and copied at the public reference facilities of the Commission at Room 1024, 450 Fifth Street, N.W., Washington D.C., 20549 and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such materials can be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The Commission maintains a Web Site that contains reports, proxy and information statements and other information. The address of the site is http://www.sec.gov. In addition, reports can be inspected at the office of the American Stock Exchange, 86 Trinity Place, New York, New York, 10006.

PART I

Item 1.     Business

CVB Financial Corp.

      CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is the Company’s principal asset. The Company has two other operating subsidiaries, Community Trust Deed Services (“Community”) and CVB Ventures, Inc. (“Ventures”).

      CVB’s principal business is to serve as a holding company for the Bank, Community, Ventures, and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2001, the Company had $2.5 billion in total consolidated assets, $1.17 billion in consolidated net loans and $1.9 billion in total consolidated deposits.

      The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California.

Citizens Business Bank

      The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2001, the Bank had $2.5 billion in assets, $1.17 billion in net loans and $1.9 billion in deposits.

      The Bank currently has 31 banking offices located in San Bernardino County, Riverside County, Orange County, Kern County, and the Eastern portion of Los Angeles County in Southern California. Of the 31 offices, the Bank opened ten as de novo branches and acquired the other twenty-one in acquisition transactions. Since the beginning of 1995, the Bank has added thirteen offices, one in 1995, four in 1996, seven in 1999 and one in 2001.

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

      The Bank also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, electronic funds transfers by way of domestic and international wires and automated clearinghouse, and on-line account access. The Bank also makes available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify its customers’ funds in federally insured time certificates of deposit of other institutions.

      The Bank also offers a wide range of financial services and trust services through its Wealth Management Division. These services include trust services, corporate trustee services, mutual funds, annuities, 401K plans and individual investment accounts.

Community Trust Deed Services

      The Company owns 100% of the voting stock of Community, which has one office. Community’s services, which are provided to the Bank and non-affiliated persons, include preparing and filing notices of default, reconveyances and related documents and acting as a trustee under deeds of trust. At present, the assets, revenues and earnings of Community are not material in amount when compared to the Bank.

CVB Ventures, Inc.

      The Company owns 100% of the voting stock of Ventures, which has one office. Ventures charges fees and collects commissions for acting as an intermediary for emerging growth companies in obtaining capital, loans, leases and other financing vehicles. At present, the assets, revenues, and earnings of Ventures are not material in amount when compared to the Bank.

Employees

      At December 31, 2001, the Company employed 575 persons 355 on a full-time and 220 on a part-time basis. The Company believes that its employee relations are satisfactory.

Competition

      The banking and financial services industry in California generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — Supervision and Regulation — Financial Services Modernization Legislation.”

Economic Conditions, Government Policies, Legislation, and Regulation

      The Bank’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

      The business of the Company and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

      From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statues and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See “Item 1. Business — Supervision and Regulation.”

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

The Company

      The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Company and its subsidiaries.

      The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

      Further, the Company is required by the FRB to maintain certain levels of capital. See “— Capital Standards.”

      The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company.

      The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

      The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

      The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

The Bank

      The Bank, as a California chartered bank, is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”). To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The Commissioner has many of the same remedial powers.

USA Patriot Act of 2001

      On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

•	standards for verifying customer identification at account opening

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and

•	filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations

      The Company and the Bank are not able to predict the impact of such law on its financial condition or results of operations at this time.

Financial Services Modernization Legislation

      General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “FSMA”). The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

      The law also:

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      The Company and the Bank do not believe that the FSMA will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The FSMA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

      Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting,

•	dealing and market making,

•	sponsoring mutual funds and investment companies,

•	insurance underwriting and agency,

•	merchant banking, and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

      Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•	providing any devise or other instrumentality for transferring money or other financial assets; or

•	arranging, effecting or facilitating financial transactions for the account of third parties.

      A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      The Company is not currently a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company.

      Merchant Banking Restrictions. While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the

FSMA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

•	the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

•	while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (regulation presumes that officer or director interlocks involve routine management).

In addition, there are limits on bank funding of portfolio companies owned by the bank’s parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and does not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

      Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities. The rule employs a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

•	8 cents for every $1 of equity investments up to 15% of Tier 1 capital;

•	12 cents for every $1 of investments for the next 10% of Tier 1 capital; and

•	25 cents for every $1 exceeding 25% of Tier 1 capital.

      The first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt, however, the sliding scale applies for any such investments over 15%.

      The FSMA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the FSMA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

      Privacy. Under the FSMA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how customer information is transmitted through diversified financial companies and conveyed to outside vendors.

Dividends and Other Transfers of Funds

      Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $71.2 million at December 31, 2001. In addition, the California Department of Financial Institutions and the FDIC have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards

      The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$200,298	8.6%	$92,731	4.0%	$107,567	4.6%
Tier 1 risk-based ratio	200,298	12.0%	66,933	4.0%	133,365	8.0%
Total risk-based ratio	220,767	13.2%	133,899	8.0%	86,868	5.2%

      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$200,050	8.6%	$92,723	4.0%	$107,327	4.6%
Tier 1 risk-based ratio	200,050	12.0%	66,906	4.0%	133,144	8.0%
Total risk-based ratio	220,519	13.2%	133,748	8.0%	86,771	5.2%

      In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Predatory Lending

      The term “predatory lending”, much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

      On December 14, 2001, the FRB amended its regulations aimed at curbing such lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law — which says loans shouldn’t be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

      The Bank is unable at this time to determine the impact of these rule changes and potential state action in this area on its financial condition or results of operation.

Prompt Corrective Action and Other Enforcement Mechanisms

      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank and the Company exceeded the required ratios for classification as “well capitalized.”

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

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator

Safety and Soundness Standards

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

Premiums for Deposit Insurance

      Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company’s depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

      FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

      The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Company’s subsidiary depository institutions could have a material adverse effect on the Company’s earnings, depending on the collective size of the particular institutions involved.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2001 at approximately $.0184 per $100 for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

      A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted December 6, 1999 the Bank was rated satisfactory in complying with its CRA obligations.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

Nonbank Subsidiaries

      Many of the Company’s nonbank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies.

Risk Factors That May Affect Future Results

      The following discusses certain factors which may affect the Company’s financial results and operations and should be considered in evaluating the Company.

      Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Company’s operations are located San Bernardino County, Riverside County, Orange County, Kern County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company’s market areas could have a material adverse impact on the quality of the Company’s loan portfolio, the demand for its products and services and its financial condition and results of operations.

      Changes in interest rates could adversely affect our earnings. The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to decrease should the FRB continue to lower rates. However, significant fluctuations in interest rates may have an adverse affect on the Company’s financial condition and results of operations. Furthermore, the financial weakness of California’s three primary energy providers, and shortages in electrical generation capacities may further weaken the California economy and businesses operating in Southern California.

      We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company’s results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company’s financial condition and results of operations.

      Competition may adversely affect our performance. The banking and financial services businesses in the Company’s market areas are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

      If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s results.

      We may face other risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

Item 2.     Properties

      The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East “H” Street, Colton, California. The office of Ventures is located at 16 North Marengo, Pasadena, California.

      The Bank occupies the premises for twenty-four of its offices under leases expiring at various dates from 2002 through 2014, at which time the Company can exercise options that could extend certain leases through 2027. The Bank owns the premises for eight of its offices, including its data center.

      The Company’s total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2001, was $5.7 million. Management believes that its existing facilities are adequate for its present purposes. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

Item 3.     Legal Proceedings

      From time to time the Company and the Bank are parties to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

      In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. (“MRI”). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest. The lawsuit alleges that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeal has vacated the judgment and remanded the case for retrial. In addition, the Court of Appeal has awarded the Bank the costs of Appeal. MRI petitioned the Supreme Court of the State of California, who refused to hear the case. The Company is awaiting a new trial on all of the issues. Management believes that the ultimate outcome of this case will not have a material adverse affect on the Company’s future consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to shareholders during the fourth quarter of 2001.

Item 4(a).     Executive Officers of the Registrant

      As of March 15, 2002, the executive officers of the Company and Bank are:

Name	Position	Age

George A. Borba	Chairman of the Board of the Company and the Bank	69
D. Linn Wiley	President and Chief Executive Officer of the Company and the Bank	63
Frank Basirico	Executive Vice President/ Credit Management Division of the Bank	47
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	58
Jay W. Coleman	Executive Vice President/ Sales and Service Division of the Bank	59
Ed Pomplun	Executive Vice President/ Asset Management Division of the Bank	55

      Other than George A. Borba, who is the brother of John A. Borba, a director of the Company and the Bank, there is no family relationship among any of the above-named officers or any of the Company’s directors.

      Mr. Borba has served as Chairman of the Board of the Company since its organization in April 1981 and Chairman of the Board of the Bank since its organization in December 1973. In addition, Mr. Borba is the owner of George Borba & Son Dairy.

      Mr. Wiley has served as President and Chief Executive Officer of the Company since October 1991. Mr. Wiley joined the Company and Bank as a director and as President & Chief Executive Officer designate on August 21, 1991. Prior to that, Mr. Wiley served as an Executive Vice President of Wells Fargo Bank from April 1, 1990 to August 20, 1991. From 1988 to April 1, 1990 Mr. Wiley served as the President and Chief Administrative Officer of Central Pacific Corporation, and from 1983 to 1990 he was the President and Chief Executive Officer of American National Bank.

      Mr. Basirico has served as Executive Vice President and Senior Loan Officer of the Bank since October 1996. From March 1993 to October 1996, he served as Credit Administrator of the Bank. Prior to that time he was Executive Vice President, senior loan officer at Fontana National Bank from 1991. Between 1985 and 1990 he served as Executive Vice President, senior loan officer at the Bank of Hemet.

      Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/ Chief Financial Officer of the Bank on February 2, 1998. From 1983 to 1990, he served as Chief Financial Officer for Central Pacific Corporation and Executive Vice President, Chief Financial Officer and Manager of the Finance and Operations Division for American National Bank. From 1990 to 1992, he was Vice President of Operations for Systematics Financial Services Inc. From 1992 to 1998, he served as Senior Vice President, Chief Financial Officer of ARB, Inc.

      Mr. Coleman assumed the position of Executive Vice President of the Bank on December 5, 1988. Prior to that he served as President and Chief Executive Officer of Southland Bank, N.A. from March 1983 to April 1988.

      Mr. Pomplun has served as Executive Vice President and Division Manager of the Asset Management Division since March 29, 1996. From February 1994 to March 29, 1996 he held that position for Citizens Bank of Pasadena. From June 1988 through February 1994, Mr. Pomplun served as Executive Vice President and Division Manager of the Trust Division for First National Bank in San Diego. Between 1984 and 1988, he served as Vice President for Bank of America’s Trust Division.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Effective June 12, 2001, shares of CVB Financial Corp. common stock price commenced trading on the NASDAQ National Market System. Prior to that date, the common stock was listed on the American Stock Exchange. Shares of CVB Financial Corp common stock increased from an average price of $12.36 per share for the first quarter of 2001 to an average per share price of $17.88 for the fourth quarter of 2001. The following table presents the high and low closing sales prices and dividend information for the Company’s common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002, and the ten percent stock dividend declared in December 2000, which was paid in January 2001. The Company had approximately 1,401 shareholders of record as of December 31, 2001.

Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2000	$14.47	$9.82	$0.12 Cash Dividend
6/30/2000	$11.77	$10.05	$0.12 Cash Dividend
9/30/2000	$12.27	$10.91	$0.12 Cash Dividend
12/31/2000	$13.05	$11.73	$0.12 Cash Dividend
			10% Stock Dividend

3/31/2001	$13.80	$11.60	$0.14 Cash Dividend
6/30/2001	$15.36	$11.92	$0.14 Cash Dividend
9/30/2001	$17.64	$14.13	$0.15 Cash Dividend
12/31/2001	$19.64	$16.32	$0.13 Cash Dividend 5-for-4 Stock Split

The Company lists its common stock on the Nasdaq National Market under the symbol “CVBF”.

Item 6.     Selected Financial Data

	2001	2000	1999	1998	1997

	(Dollars in thousands except per share amounts)
Net Interest Income	$103,071	$94,129	$90,034	$80,542	$73,184
Provision for Credit Losses	1,750	2,800	2,700	2,600	2,810
Other Operating Income	22,192	19,023	18,630	17,759	17,530
Other Operating Expenses	60,155	56,367	64,759	57,181	54,666

Earnings Before Income Taxes	63,358	53,985	41,205	38,520	33,238
Income Taxes	23,300	19,302	15,245	14,403	12,670
NET EARNINGS	$40,058	$34,683	$25,960	$24,117	$20,568

Basic Earnings Per Common Share(1)	$1.15	$1.01	$0.77	$0.72	$0.62

Diluted Earnings Per Common Share(1)	$1.13	$0.98	$0.74	$0.70	$0.60

Cash Dividends Declared Per Share(1)	$0.56	$0.45	$0.39	$0.32	$0.22
Dividend Pay-Out Ratio	48.61%	44.64%	50.78%	44.44%	35.06%
Financial Position:
Assets	$2,514,102	$2,307,996	$2,010,757	$1,841,069	$1,501,048
Net Loans	1,167,071	1,032,341	935,791	817,296	736,673
Deposits	1,876,959	1,595,030	1,501,073	1,475,639	1,294,487
Stockholders’ Equity	220,748	188,630	140,770	139,430	123,671
Book Value Per Share(1)	6.35	5.46	4.14	4.15	3.70
Equity-to-Assets Ratio(2)	8.78%	8.17%	7.00%	7.57%	8.24%
Financial Performance:
Return on:
Beginning Equity	21.24%	24.64%	18.62%	19.50%	19.04%
Average Equity	19.17%	21.96%	17.90%	18.06%	17.81%
Return on Average Assets	1.72%	1.67%	1.39%	1.49%	1.49%
Credit Quality:
Allowance for Credit Losses	$20,469	$19,152	$16,761	$14,888	$13,103
Allowance/ Total Loans	1.72%	1.82%	1.76%	1.79%	1.75%
Total Non Performing Loans	$1,574	$966	$1,194	$8,925	$9,545
Non Performing Loans/ Total Loans	0.13%	0.09%	0.13%	1.07%	1.27%
Allowance/ Non Performing Loans	1,300.44%	1,982.61%	1,403.77%	166.81%	137.28%
Net Charge-Offs	$433	$409	$827	$815	$3,315
Net Charge-Offs/ Average Loans	0.04%	0.04%	0.10%	0.11%	0.46%
Regulatory Capital Ratios
Leverage Ratio	8.6%	8.5%	7.7%	7.4%	7.8%
Tier 1 Capital	12.0%	13.2%	12.6%	12.4%	12.2%
Total Capital	13.2%	14.4%	13.9%	13.6%	13.4%

(1)	All per share information has been retroactively adjusted to reflect the 5-for-4 stock split declared December 19, 2001, which became effective January 4, 2002, the 10% stock dividend declared December 20, 2000, as to holders of record on January 5, 2001 and paid January 26, 2001, the 5-for-4 stock split declared December 15, 1999, which became effective January 14, 2000, the 3-for-2 stock split declared in December 1997 which became effective in January 1998, and the 10% stock dividends paid in 1999, and 1997.

(2)	Stockholders’ equity divided by total assets.

Item 7.     Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

General

      Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. Certain statements under this caption constitute “forward-looking statements” under Section 27A of the 1934 Act and Section 21E of the 1934 Act which involve risk and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see “Item 1. Business — Risk Factors that May Affect Future Results.”

      CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as the “Company”) is a bank holding company. Its primary subsidiary, Citizens Business Bank, (“Bank”) is a state chartered bank with 31 branch offices located in San Bernardino, Riverside, Eastern portion of Los Angeles, Orange, and Kern Counties. Community Trust Deed Services (“Community”) is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. CVB Ventures, Inc. (“Ventures”) is a nonbank subsidiary providing financing and venture capital services to non-affiliated persons.

      On October 4, 1999, the Company acquired Orange National Bancorp and its subsidiary, Orange National Bank, with deposits of approximately $250.4 million and net loans of approximately $152.0 million in a transaction accounted for using the pooling-of-interests method of accounting. As a result of the transaction the Bank acquired six new banking offices: Katella, East Orange, Plaza, and Stadium, in Orange; Saddleback Valley in Laguna Hills; and Laguna Beach. The merger contributed significantly to the growth of the Company’s deposits, loans, and assets.

      Since the acquisition of Orange National Bancorp was effected by the pooling-of-interests method of accounting, all financial statements have been restated to reflect the combined institutions as though they were combined for all the periods presented.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

      The Company reported net earnings of $40.1 million for the year ended December 31, 2001. This represented an increase of $5.4 million, or 15.50%, over net earnings of $34.7 million for the year ended December 31, 2000. Net earnings for 2000 increased $8.7 million, or 33.60%, over net earnings of $26.0 million for the year ended December 31, 1999. Diluted earnings per share were $1.13 in 2001, $0.98 in 2000, and $0.74 in 1999. Basic earnings per share were $1.15 in 2001, $1.01 in 2000, and $0.77 in 1999. Diluted and basic earnings per share have been adjusted for the effects of two 5-for-4 stock splits which became effective January 4, 2002 and January 14, 2000, and 10% stock dividends paid in January 2001 and January 1999.

      The increase in earnings for 2001 compared to 2000 was the result of an increase in net interest income and in other operating income. This increase was partially offset by the increase in other operating expenses. The increase in net earnings for 2000 compared to 1999 was primarily the result of an increase in net interest income, other operating income, and a decrease in other operating expenses. Increased net interest income for 2001, 2000 and 1999 reflected higher volumes of average earning assets for each year.

      Net earnings for 1999 were affected by the pooling-of-interests method of accounting, which requires that certain expenses incurred to effect the merger of the Company and Orange National Bancorp be treated as current charges against income. The Company charged to expense merger costs of approximately $3.0 million, net of taxes. The merger costs included accounting fees, investment banker fees, legal fees, severance expenses, and other expenses.

      For 2001, the Company’s return on average assets was 1.72%, compared to a return on average assets of 1.67% for 2000, and of 1.39% for 1999. The Company’s return on average stockholders’ equity was 19.17% for 2001, compared to a return of 21.96% for 2000, and of 17.90% for 1999.

Net Interest Income

      The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. The Company’s net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which the Company conducts business. The Company’s ability to manage the net interest income during changing interest rate environments will have a significant impact on its overall performance. The Company manages net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

      The Company’s net interest income totaled $103.0 million for 2001. This represented an increase of $8.9 million, or 9.50%, over net interest income of $94.1 million for 2000. Net interest income for 2000 increased $4.1 million, or 4.55%, over net interest income of $90.0 million for 1999. The increases in net interest income of $8.9 million for 2001 resulted from an increase of $5.0 million in interest income and a $3.9 million reduction in interest expense. The increase in interest income of $5.0 million resulted from the $269.8 million increase in average earning assets as the yield on earning assets declined to 7.45% in 2001 from 8.09% in 2000. The reduction of $3.9 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 3.69% in 2001 from 4.45% in 2000, which offset a $158.3 million increase in interest-bearing liabilities.

      Total interest income increased in each of the last three years. The increases were primarily the result of increased balances of average earning assets. Interest income totaled $155.9 million for 2001. This represented an increase of $5.0 million, or 3.32%, compared to total interest of $150.9 million for 2000. For 2000, total interest income increased $22.4 million, or 17.43%, from total interest income of $128.5 million for 1999.

      Interest expense totaled $52.8 million for 2001. This represented a decrease of $3.9 million, or 6.92%, over total interest expense of $56.7 million for 2000. For 2000, total interest expense increased $18.3 million, or 47.56%, over total interest expense of $38.5 million for 1999.

      Table 1 presents information concerning the net interest income of the Company.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;

Interest Rates and Interest Differentials

	2001			2000			1999

	Average			Average			Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Amounts in thousands)
Investment Securities Taxable(1)	$794,035	$49,295	6.21%	$721,681	$48,901	6.78%	$686,076	$42,885	6.25%
Tax preferenced(2)	306,501	16,114	7.47%	208,781	11,369	7.35%	122,280	5,663	6.50%
Federal Funds Sold	16,016	466	2.91%	2,850	197	6.91%	32,726	1,545	4.72%
Loans(3)(4)	1,067,621	90,002	8.43%	981,045	90,400	9.21%	866,917	78,385	9.04%

Total Earning Assets	2,184,173	155,877	7.45%	1,914,357	150,867	8.09%	1,707,999	128,478	7.66%
Total Non Earning Assets	141,760			157,198			154,107

Total Assets	$2,325,933			$2,071,555			$1,862,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand Deposits	$655,518			$610,826			$593,789
Savings Deposits(5)	588,311	$11,793	2.00%	526,019	$13,216	2.51%	532,272	$11,109	2.09%
Time Deposits	443,151	20,050	4.52%	361,172	19,478	5.39%	334,245	15,158	4.53%

Total Deposits	1,686,980	31,843	1.89%	1,498,017	32,694	2.18%	1,460,306	26,267	1.80%

Other Borrowings	401,692	20,986	5.22%	387,622	24,066	6.21%	230,532	12,199	5.29%

Interest Bearing Liabilities	1,433,154	52,829	3.69%	1,274,813	56,760	4.45%	1,097,049	38,466	3.51%

Other Liabilities	28,267			28,001			26,239
Stockholders’ Equity	208,994			157,915			145,029

Total Liabilities and Stockholders’ Equity	$2,325,933			$2,071,555			$1,862,106

Net interest spread			3.76%			3.64%			4.15%
Net interest margin			5.03%			5.12%			5.40%
Net interest margin excluding loan fees			4.85%			4.93%			5.18%

(1)	Includes short-term interest bearing deposits with other institutions

(2)	Yields are calculated on a taxable equivalent basis using a marginal tax rate of 42.00%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2001, $4,212; 2000, $3,794; 1999, $3,795

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2001, $1,578; 2000, $966; 1999, $1,194

(5)	Includes interest bearing demand and money market accounts

      As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s tax effected (TE) net interest margin was 5.03% for 2001, compared to 5.12% for 2000, and 5.40% for 1999. The decrease in the net interest margin over the last three years is the result of a number of factors. The must significant of which include changes in the mix of assets and liabilities as follows:

•	Decrease in demand deposits (interest free deposits) as a percent of earning assets from 34.8% in 1999 to 30.0% in 2001

•	Increase in interest-bearing liabilities as a percent of earning assets from 64.2% in 1999 to 65.6% in 2001

•	Increases in investments as a percent of earning assets from 47.3% in 1999 to 50.4% in 2001

•	Increase in borrowings as a percent of earning assets from 13.5% in 1999 to 18.4% in 2001

•	Interest expense as a percent of earning assets increased from 2.25% in 1999 to 2.42% in 2001

•	In addition, the Company’s net interest margin is impacted by changing interest rates

      It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs.

      Although the net interest margin has declined net interest income has increased. This primarily reflects the growth in average earning assets from $1.7 million in 1999 to $2.2 million in 2001. This represents a 14.1% increase in 2001 and a 12.1% increase in 2000. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 93.91% in 2001 from 92.41% in 2000 and 91.72% in 1999.

      The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company’s ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company’s net interest spread (TE) was 3.76% for 2001, 3.64% for 2000, and 4.15% for 1999. The increase in the net interest spread for 2001 resulted from a 64 basis point decrease in the yield on earning assets offset by a 76 basis point decrease in the cost of interest-bearing liabilities, thus generating a 12 basis point increase in the net interest spread. The decrease in the net interest spread for 2000 resulted from increases in the yield on earning assets offset by a larger increase in the cost of average interest-bearing liabilities.

      The yield (TE) on earnings assets decreased to 7.45% for 2001, from 8.09% for 2000, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets increased to 50.39% in 2001 from 48.60% in 2000. Investments typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as an alternative increased investments. The yield on loans for 2001 decreased to 8.43% as compared to 9.21% for 2000 as a result of the decreasing interest rate environment and competition for quality loans. The yield on investments for 2001 decreased to 6.56% in 2001 as compared to 6.99% in 2000. The increase in the yield on earning assets for 2000 was the result of higher yields on both loans and investments. The yield on loans for 2000 increased to 9.21% as compared to 9.04% for 1999. The increase in the yields on loans for 2000 was primarily the result of an increased interest rate environment partially offset by increased price competition for loans compared to 1999.

      The cost of average interest-bearing liabilities decreased to 3.69% for 2001 as compared to 4.45% for 2000, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities decreased to 28.03% for 2001 as compared to 30.41% for 2000. Borrowings typically have a higher cost than interest-bearing deposits. During 2001 the Company was able to generate more interest bearing deposits from its customers than in 2000 and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for 2001 decreased to 3.09% as compared to 3.69% for 2000, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for 2001 decreased to 5.22% as compared to 6.21% for 2000, also reflecting the decreasing interest rate environment. For the most part, the increase in the cost of average interest-bearing liabilities for 2000 reflected a higher interest rate environment and increased usage of other borrowed funds. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company’s net interest margin, net interest spread, and net earnings.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense,

and Net Interest Income

	2001 Compared to 2000				2000 Compared to 1999
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Amounts in thousands)
Interest Income:
Taxable investment securities	$4,903	$(4,098)	$(411)	$394	$2,336	$3,582	$196	$6,114
Tax preferenced securities	5,321	(393)	(183)	4,745	4,006	995	704	5,705
Federal funds	909	(114)	(526)	269	(1,505)	723	(663)	(1,445)
Loans	7,978	(7,697)	(679)	(398)	10,320	1,498	197	12,015

Total earning assets	19,111	(12,302)	(1,799)	5,010	15,157	6,798	434	22,389

Interest Expense:
Savings deposits	1,565	(2,672)	(316)	(1,423)	(131)	2,265	(27)	2,107
Time deposits	4,421	(3,137)	(712)	572	1,221	2,868	231	4,320
Other borrowings	874	(3,816)	(138)	(3,080)	8,313	2,114	1,440	11,867

Total interest bearing liabilities	6,860	(9,625)	(1,166)	(3,931)	9,403	7,247	1,644	18,294

Net Interest Income	$12,251	$(2,677)	$(633)	$8,941	$5,754	$(449)	$(1,210)	$4,095

Interest and Fees on Loans

      The Company’s major source of revenue, interest and fees on loans totaled $90.0 million for 2001. This represented a decrease of $397,000, or 0.44%, over interest and fees on loans of $90.4 million for 2000. For 2000, interest and fees on loans increased $12.0 million, or 15.33%, over interest and fees on loans of $78.4 million for 1999. The decrease in interest and fees on loans for 2001 reflects increases in the average balance of loans offset by a lower interest rate environment. The increase in interest and fees on loans for 2000 and 1999 reflected increases in the average balance of loans and for 2000, reflected a higher interest rate environment. The yield on loans decreased to 8.43% for 2001, compared to 9.21% for 2000 and 9.04% for 1999. Deferred loan origination fees, net of costs, totaled $3.4 million at December 31, 2001. This represented an increase of $75,000, or 2.27%, from deferred loan origination fees, net of costs, of $3.3 million at December 31, 2000.

      In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2001, 2000, and 1999. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $124,000 greater for 2001, $99,000 greater 2000, and $274,000 greater for 1999. Accordingly, yields on loans would have increased by 0.01% for 2001 and 2000, and 0.03% for 1999.

      Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $4.2 million for 2001, $3.8 million for 2000 and $3.8 million for 1999.

      Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 — Loan Fee Activity

	2001	2000	1999

	(Amounts in thousands)
Fees Collected	$4,287	$3,535	$3,943
Fees and costs deferred	(3,842)	(2,039)	(2,984)
Accretion of deferred fees and costs	3,767	2,298	2,836

Total fee income reported	$4,212	$3,794	$3,795

Deferred net loan origination fees at end of year	$3,382	$3,307	$3,566

Interest on Investments

      The second most important component of interest income is interest on investments, which totaled $65.4 million for 2001. This represented an increase of $5.1 million, or 8.53%, over interest on investments of $60.3 million for 2000. For 2000, interest on investments increased $11.8 million, or 24.39%, over interest on investments of $48.5 million for 1999. The increase in interest on investments for 2001, 2000 and 1999 reflected increases in the average balance of investments and in addition for 2000, reflected a higher interest rate environment. In addition, changes in the mix of investments within the portfolio have positively effected the yield of the portfolio. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments decreased to 6.55% for 2001, compared to 7.09% for 2000 and 6.63% for 1999.

Provision for Credit Losses

      The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. While management believes that the provision for credit losses during 2001 was adequate to provide for an appropriate allowance, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. See “Risk Management — Credit Risk” herein. The provision for credit losses totaled $1.8 million for 2001. This represented a decrease of $1.1 million, or 37.50%, from the provision for credit losses of $2.8 million for 2000. For 2000, the provision for credit losses increased $100,000, or 3.70%, from the provision for credit losses of $2.7 million for 1999. The decrease in the provision for credit losses was primarily the result of a systemic methodology that the Company employs to determine the appropriate allowance for the probable inherent losses in the loan and lease portfolio. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

Other Operating Income

      Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income is service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community and Ventures; and other revenues not included as interest on earning assets.

      Other operating income totaled $22.2 million for 2001. This represents an increase of $3.2 million, or 16.66%, from other operating income of $19.0 million for 2000. During 2000, other operating income increased $393,000, or 2.11%, over other operating income of $18.6 million for 1999. Other operating income as a percent of net revenues (net interest income plus other operating income) was 17.72% for 2001, as compared to 16.82% for 2000, and 17.15% for 1999.

      Service charges on deposit accounts totaled $13.0 million in 2001. This represented an increase of $2.4 million, or 22.52% over service charges on deposit accounts of $10.6 million in 2000. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in 2001 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2000 increased $15,000, or 0.14% over service charges on deposit accounts of $10.6 million in 1999. Service charges on deposit accounts represented 58.37% of other operating income in 2001, as compared to 55.58% in 2000 and 56.67% in 1999.

      The Wealth Management Division provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Despite the decline in stock market values in 2001 the Wealth Management Division generated fees of $4.0 million in both 2001 and 2000. Fees generated by the Wealth Management Division in 2000 increased $290,000, or 7.74% over fees generated by the Wealth Management Division of $3.7 million in 1999. Fees generated by the Wealth Management Division represented 17.31% of other operating income in 2001, as compared to 21.23% in 2000 and 19.9% in 1999.

      Investment Services, which provides mutual funds, certificate of deposit and other non-insured investment products, generated fees totaling $1.4 million in 2001. This represented an increase of $79,000, or 6.02% over fees generated of $1.3 million in 2000. Investment Services fees in 2000 increased $395,000, or 42.88% over fees generated of $921,000 in 1999. Fees generated by Investment Services represented 6.29% of other operating income in 2001, as compared to 6.92% in 2000 and 4.94% in 1999.

      Bankcard, which provides merchant bankcard services, generated fees totaling $1.0 million in 2001. This represented an increase of $303,000, or 42.54% over fees generated of $711,000 in 2000. Bankcard fees in 2000 increased $159,000, or 28.84% over fees generated of $551,000 in 1999. Fees generated by Bankcard represented 4.56% of other operating income in 2001, as compared to 3.74% in 2000 and 2.96% in 1999.

      Other fees and income, which includes wire fees, other business services, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $1.5 million in 2001. This represented a decrease of $109,000, or 6.70% over other fees and income generated of $1.6 million in 2000. Other fees and income in 2000 increased $6,000, or 0.35% over fees generated of $1.6 million in 1999. Other fees and income represented 6.86% of other operating income in 2001, as compared to 8.48% in 2000 and 8.73% in 1999.

      The sale of securities generated income or (loss) totaling $60,000 in 2001, $(218,000) in 2000, and $(80,000) in 1999, while the sale of fixed assets generated income or (loss) totaling $62,000 in 2001, $(19,000) in 2000, and $(10,000) in 1999.

      Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $174,000 in 2001, $107,000 in 2000, and $158,000 in 1999. Ventures, a subsidiary of the Company, had revenues of $23,000 in 2001, $41,000 in 2000 and reported no revenues in 1999, its year of inception.

Other Operating Expenses

      Other operating expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, other real estate owned, and other expenses. Other operating expenses totaled $60.1 million for 2001. This represents an increase of $3.8 million, or 6.72%, from other operating expenses of $56.3 million for 2000. During 2000, other operating expenses decreased $8.4 million, or 12.96%, over other operating expenses of $64.7 million for 1999. Approximately, $3.6 million of the decrease in other operating expenses in 2000 (including salaries and benefits and data processing expenses) is attributable to efficiencies derived from economies of scale as a result of the merger with Orange National Bancorp.

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

      For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management’s ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.59% for 2001, compared to a ratio of 2.72% for 2000, and 3.48% for 1999. Without the merger costs, operating expense measured as a percentage of average assets would have been 3.22% for 1999. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

      Management’s ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2001, the efficiency ratio was 48.01%, compared to a ratio of 49.81% for 2000 and a ratio of 59.59% for 1999. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

      Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $32.6 million for 2001. This represented an increase of $2.4 million, or 7.89%, over salaries and related expenses of $30.2 million for 2000. Salary and related expenses increased $1.1 million, or 3.77%, over salaries and related expenses of $29.1 million for 1999. The increases for both 2001 and 2000 primarily resulted from increased staffing levels. At December 31, 2001, the Company employed 575 persons, 355 on a full-time and 220 on a part-time basis, this compares to 555 persons, 340 on a full-time and 215 on a part-time basis at December 31, 2000, and 545 persons, 345 on a full-time and 200 on a part-time basis at December 31, 1999. Salaries and related expenses as a percent of average assets decreased to 1.40% for 2001, compared to 1.46% for 2000, and 1.56% for 1999.

      Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $5.7 million for 2001. This represented an increase of $308,000, or 5.75%, over occupancy expense of $5.4 million for 2000. Occupancy expense for 2000 increased $525,000, or 10.89%, from an expense level of $4.8 million for 1999. Equipment expense totaled $5.3 million for 2001. This represented an increase of $340,000, or 6.82%, over the $5.0 million expense for 2000. For 2000, equipment expense increased $252,000, or 5.32%, from an expense of $4.7 million for 1999.

      Stationary and supplies expense totaled $3.6 million for 2001. This represented a decrease of $88,000, or 2.38%, over the expense of $3.7 million for 2000. Stationary and supplies expense for 2000 increased $58,000, or 1.60%, over the expense of $3.6 million for 1999.

      Professional services totaled $4.0 million for 2001. This represented an increase of $913,000 or 29.84%, over an expense of $3.0 million for 2000. For 2000, professional services increased $332,000, or 10.85%, from an expense of $3.4 million for 1999.

      Promotion expense totaled $3.2 million for 2001. This represented an increase of $521,000, or 19.29%, from an expense of $2.7 million for 2000. Promotion expense decreased for 2000 by $167,000, or 5.81%, over an expense of $2.9 million for 1999.

      Data processing expense totaled $1.3 million for 2001. This represented a decrease of $169,000, or 11.89%, from an expense of $1.4 million for 2000. Data processing expense decreased for 2000 by $929,000, or 39.47%, over an expense of $2.4 million for 1999, which is attributable to efficiencies derived from economies of scale as a result of the merger with Orange National Bancorp.

      Other real estate owned (property foreclosed on and owned by the Company) expense represents the cost of acquiring, maintaining, and liquidating real property obtained by the Bank as a result of foreclosure. Other real estate owned expense totaled $38,000 for 2001. This represented a decrease of $52,000, or 57.53%, from an expense level of $90,000 for 2000. For 2000, other real estate owned expense decreased $257,000, or 74.03%, over an expense level of $347,000 for 1999. The decrease in the expense for 2001 and 2000 compared to 1999 reflected the lower average balance of other real estate owned for the most recent year.

      Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $920,000 for 2001, and $1.2 million for 2000 and 1999. The decrease in 2001 is a result of the completion of amortization of core deposit premiums.

Income Taxes

      The Company’s effective tax rate for 2001 was 36.8%. This compares to effective tax rates of 35.8% for 2000, and 37.0% for 1999. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

      The Company reported total assets of $2.5 billion at December 31, 2001. This represented an increase of $206.1 million, or 8.93%, from total assets of $2.3 billion at December 31, 2000. For 2000, total assets increased $297.2 million, or 14.78%, from total assets of $2.0 billion at December 31, 1999.

Investment Securities

      The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. Note 2 of the Notes to the Consolidated Financial Statements sets forth information concerning the composition and the maturity distribution of the investment securities portfolio at December 31, 2001 and 2000. At December 31, 2001, the Company reported total investment securities of $1.18 billion. This represents an increase of $111.4 million, or 10.41%, over total investment securities of $1.07 billion at December 31, 2000. For 2000, investment securities increased $192.7 million, or 21.97%, greater than total investment securities of $877.3 million at December 31, 1999.

      The Company has adopted SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under this standard, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At December 31, 2001, securities held as available-for-sale had a fair market value of $1.18 billion, representing 100.00% of total investment securities with an amortized cost of $1.16 billion. At December 31, 2001, the net unrealized holding gain on securities available-for-sale was $24.1 million and that resulted in, accumulated other comprehensive income of $14.0 (net of $10.1 million in deferred taxes).

      The composition of the investment portfolio consists of the following:

	2001	2000

U.S. Treasury securities	0.09%	0.09%
Mortgage-backed securities	28.34%	31.54%
CMO/REMICs	26.85%	36.54%
Government securities	4.34%	1.75%
Municipal securities	21.09%	24.74%
Corporate securities	10.96%	2.03%
Other debt securities	6.66%	1.30%
FHLB stock	1.67%	2.01%

TOTAL	100.00%	100.00%

      Approximately 57.1% of the portfolio represents securities issued by the U.S. government or a U.S. government agency, which guarantee payment of principal and interest. The weighted-average yield on the investment portfolio at December 31, 2001 was 6.55% with a weighted-average life of 4.28 years. This compares to a yield of 7.09% at December 31, 2000 with a weighted-average life of 6.28 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

      In connection with the merger with Orange National Bancorp and the Company’s adoption of SFAS No. 133 “Accounting for derivative instruments and hedging activities”, the Company reclassified investment securities from held-to-maturity to available-for-sale. The amortized cost at the date of transfer was $71.6 million and the fair value was $72.3 million. The unrealized gain was recorded in stockholders’ equity, net of taxes.

Loans

      At December 31, 2001, the Company reported total loans, net of deferred loan fees, of $1.19 billion. This represents an increase of $136.0 million, or 12.94%, over total loans of $1.05 billion at December 31, 2000. For 2000, total loans increased $98.9 million, or 10.39%, over total loans, net of deferred loan fees of $952.6 million at December 31, 1999.

      Table 4 presents the distribution of the Company’s loan portfolio at the dates indicated.

TABLE 4 — Distribution of Loan Portfolio by Type

	December 31,

	2001	2000	1999	1998	1997

	(Amounts in thousands)
Commercial and Industrial	$491,989	$425,130	$392,094	$287,518	$303,410
Real Estate
Construction	69,604	58,373	48,078	34,489	19,937
Mortgage	422,085	401,408	375,387	385,393	308,460
Consumer, net of unearned discount	19,967	22,642	24,731	28,996	28,031
Municipal Lease Finance Receivables	20,836	23,633	21,268	22,923	24,008
Agribusiness(1)	166,441	123,614	94,560	76,283	69,404

Gross Loans	1,190,922	1,054,800	956,118	835,602	753,250

Less:
Allowance for Credit Losses	20,469	19,152	16,761	14,888	13,103
Deferred Loan Fees	3,382	3,307	3,566	3,418	3,474

Total Net Loans	$1,167,071	$1,032,341	$935,791	$817,296	$736,673

(1)	Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $63.6 million for 2001, $59.1 million for 2000, $42.9 million for 1999, $34.6 million for 1998, $27.9 million for 1997, that represent loans to agricultural concerns for commercial or real estate purposes.

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

      Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2001. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2001

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

	(Amounts in thousands)
Types of Loans:
Commercial and industrial(1)	$115,573	$182,063	$588,123	$885,759
Construction	56,285	72	752	57,109
Agribusiness	160,596	5,145	0	165,741

	$332,454	$187,280	$588,875	$1,108,609

Amount of Loans based upon:
Fixed Rates	$39,752	$120,956	$338,083	$498,791
Floating or adjustable rates	292,702	66,324	250,792	609,818

	$332,454	$187,280	$588,875	$1,108,609

(1)	Includes approximately $398.2 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.

      As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 2001, substantially all of the Bank’s loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company’s allowance for credit losses.

Non-performing Assets

      At December 31, 2001, non-performing assets, which included non-performing loans (nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans) (see CREDIT RISK) and other real estate owned, totaled $1.6 million. This represented an increase of $253,000, or 19.08%, compared to non-performing assets of $1.3 million at December 31, 2000. For 2000, total non-performing assets decreased $572,000, or 30.15%, from total non-performing assets of $1.9 million at December 31, 1999. The increase in non-performing assets reflects an increase in non-performing loans offset by a decrease in other real estate owned. The increase in non-performing loans reflects the general slow down in business activity in this recessionary economy. The decrease in non-performing assets for 2000 compared to 1999 resulted as balances of other real estate owned and nonaccrual loans decreased during the year. The decrease in non-performing assets for 1999 reflected the decrease in nonaccrual loans and other real estate owned. Loans classified as impaired totaled $14.7 million at December 31, 2001. This compares to loans classified as impaired of $15.2 million at December 31, 2000. A loan is impaired when based on current information and events, it is probable that a creditor will be unable to collect of all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.

      At December 31, 2001, the Company had loans on which interest was no longer accruing (nonaccrual) totaling $1.6 million. This represented an increase of $608,000, or 62.92%, from total nonaccrual loans of $966,000 at December 31, 2000. This increase reflects the effects of the recessionary economy. For 2000, total nonaccrual loans decreased $225,000, or 18.89%, over total nonaccrual loans of $1.2 million at December 31, 1999. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

      A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan due to the borrower’s financial condition. At December 31, 2001, and 2000 the Company had no loans that were classified as restructured.

      Although management believes that non-performing loans are generally well secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses. Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

TABLE 6 — Non-Performing Assets

	December 31,

	2001	2000	1999	1998	1997

	(Amounts in thousands)
Nonaccrual loans	$1,574	$966	$1,191	$8,849	$6,402
Loans past due 90 days or more	4	0	3	76	1,051
Restructured loans	0	0	0	0	2,092
Other real estate owned (OREO)	0	359	703	2,102	4,521

Total nonperforming assets	$1,578	$1,325	$1,897	$11,027	$14,066

Percentage of nonperforming assets to total loans outstanding & OREO	0.13%	0.13%	0.20%	1.32%	1.86%

Percentage of nonperforming assets to total assets	0.06%	0.06%	0.09%	0.60%	0.94%

      Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) the Bank’s management is not aware of any loans as of December 31, 2001 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank’s management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

      At December 31, 2001, the Bank held no properties as other real estate owned. This represented a decrease of $359,000, or 100.00%, from other real estate owned of $359,000 at December 31, 2000.

Deposits

      The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

      The Company reported total deposits of $1.88 billion at December 31, 2001. This represented an increase of $281.9 million, or 17.68%, over total deposits of $1.60 billion at December 31, 2000. The Company believes that this increase is in part the result of monies being transferred out of the stock market during 2001 due to declining stock market values. It is the Company’s intention to aggressively pursue the retention of these deposits. During 2000, total deposits increased $94.0 million, or 6.26%, over total deposits of $1.50 billion at December 31, 1999.

      The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 40.83% of total deposits as of December 31, 2001 and 41.71% of total deposits as of December 31, 2000. Non-interest-bearing demand deposits totaled $766.3 million at December 31, 2001. This represented an increase of $101.0 million, or 15.19%, over total non-interest-bearing demand deposits of $665.3 million at December 31, 2000. For 2000, total non-interest-bearing demand deposits increased $15.5 million, or 2.38%, over non-interest-bearing demand deposits of $649.8 million at December 31, 1999.

      Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2001.

TABLE 7 — Maturity Distribution of Large Denomination Time Deposits

(Amounts in thousands)
3 months or less	$164,283
Over 3 months through 6 months	111,596
Over 6 months through 12 months	56,695
Over 12 months	8,327

Total	$340,901

Other Borrowed Funds

      To achieve the desired growth in earning assets the Company funds that growth through generating a source of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds) was 16.58% at December 31, 2001, as compared to 23.23% at December 31, 2000.

      During 2001 and 2000, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). The Bank had outstanding balances of $50,000,000 and $385,000,000 under these agreements at December 31, 2001 and 2000, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2000, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $76,000,000 at a weighted average annual interest rate of 6.8 percent. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

      During 2001 and 2000, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $325,000,000 and $25,000,000 under these agreements at December 31, 2001 and 2000, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

      At December 31, 2001, borrowed funds totaled $375.0 million. This represented a decrease of $111.0 million, or 22.84%, from total borrowed funds of $486.0 million at December 31, 2000. For 2000, total borrowed funds increased $163.0 million, or 50.46%, from a balance of $323.0 million at December 31, 1999. The maximum outstanding at any month-end was $465 million during 2001, $486 million during 2000, and $323 million during 1999.

Capital Resources

      Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

      Total stockholders’ equity was $220.7 million at December 31, 2001. This represented an increase of $32.1 million, or 17.03%, over total stockholders’ equity of $188.6 million at December 31, 2000. For 2000, total stockholders’ equity increased $47.9 million, or 34.00%, over total stockholders’ equity of $140.8 million at December 31, 1999.

      Tier 1 capital, stockholders’ equity less intangible assets, was $200.3 million at December 31, 2001. This represented an increase of $25.9 million, or 14.83%, over total Tier 1 capital of $174.4 million at December 31, 2000. For 2000, Tier 1 capital increased $25.7 million, or 17.29%, over Tier 1 capital of $148.7 million at December 31, 1999. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.25% of risk-weighted assets was $220.8 million at December 31, 2001. This represented an increase of $29.7 million, or 15.53%, over adjusted capital of $191.1 million at December 31, 2000. For 2000, adjusted capital increased $27.5 million, or 16.82%, over total adjusted capital of $163.6 million at December 31, 1999.

      Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders’ equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution’s capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier 1 capital divided by the most recent quarter’s average total assets.

      The highest level for capital adequacy under Prompt Corrective Action is “Well Capitalized”. To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

      At December 31, 2001 and 2000, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 2001, the Company’s total risk-based capital ratio was 13.2%, compared to a ratio of 14.4% at December 31, 2000. The ratio of Tier 1 capital to risk-weighted assets was 12.0% at December 31, 2001, compared to a ratio of 13.2% at December 31, 2000. At December 31, 2001, the Company’s leverage ratio was 8.6%, compared to a ratio of 8.5% at December 31, 2000. (See NOTE 15 of the Notes to the Consolidated Financial Statements.)

      For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2001, the Company had an unrealized gain on investment securities net of taxes of $14.0 million, compared to an unrealized gain net of taxes of $6.8 million at December 31, 2000.

      During 2001, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.56 per share for the full year after retroactive adjustment of a 5-for-4 stock split declared on December 19, 2001. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

RISK MANAGEMENT

      The Company’s management has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

Credit Risk

      Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

      Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Bank’s policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Bank.

      Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company’s allowance for credit losses is maintained at a level considered by the Bank’s management to be adequate to provide for estimated probable losses inherent in the existing portfolio, and unused commitments to provide financing, including commitments under commercial and standby letters of credit.

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

      The Company’s methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systemic methodology consists of two major elements.

      The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan.”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will insure an appropriate level of allowance is present or established.

      Central to the first phase and the Company’s credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

      The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for

Contingencies”. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business lending, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

      The second major element in the Company’s methodology for assessing the appropriateness of the allowance consists of management’s considerations of all known relevant internal and external factors that may affect a loan’s collectibility. This includes management’s estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

      In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values,

•	loan volumes and concentrations,

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s internal credit examiners.

      Management reviews these conditions in discussion with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the second major element allowance. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

      The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The provision for credit losses was $1.8 million for 2001, as compared to $2.8 million for 2000, a decrease of 37.50%. For 2000, the provision for credit losses increased $100,000, or 3.70%, from the provision for credit losses of $2.7 million for 1999.

      At December 31, 2001, the Company reported an allowance for credit losses of $20.5 million. This represented an increase of $1.3 million, or 6.87%, from the allowance for credit losses of $19.2 million at December 31, 2000. For 2000, the allowance for credit losses increased $2.4 million, or 14.26%, from a balance of $16.8 million at December 31, 1999.

      Of the total $20.5 million reserve for credit losses at December 31, 2001, $14.8 million, or 72.15%, represented the allocated allowance and $5.7 million, or 27.85% represented the unallocated portion. As of December 31, 2000 these amounts were $14.1 million, or 73.75%, in allocated and $5.0 million, or 26.25%, in unallocated.

      At December 31, 2001, the Company had loans classified as impaired totaling $14.7 million. This represents a decrease of $433,000, or 2.85% compared to loans classified impaired of $15.2 million at December 31, 2000. For 2000, impaired loans increased $11.5 million, or 354.86%, from impaired loans of $3.2 million at December 1999. Impaired loans, measured as a percent of gross loans equaled 1.24%, 1.44%, and 0.34%, at December 31, 2001, 2000, and 1999 respectively.

      Non-performing loans totaled $1.6 million at December 31, 2001. This represented an increase of $608,000 or 62.92%, from non-performing loans of $966,000 at December 31, 2000. For 2000, non-performing loans decreased $228,000, or 19.10%, from non-performing loans of $1.2 million at December 31, 1999. Non-performing loans, measured as a percent of gross loans, equaled 0.13%, 0.09%, and 0.13%, at December 31, 2001, 2000, and 1999, respectively.

      The increase in non-performing loans during 2001 reflects the general slow down in business activity in this recessionary economy. The decrease in non-performing loans for 2000 was the result of a decrease in nonaccrual loans. Nonaccrual loans decreased $225,000, or 18.89%, to $966,000 at December 31, 2000, from $1.2 million at December 31, 1999.

      For 2001, the Company charged $433,000 of loans net of recoveries to the allowance for credit losses. This represented an increase of $24,000, or 5.87%, from 2000, in which the Company charged $409,000 of loans, net of recoveries to the allowance for credit losses. This represented a decrease of $418,000, or 50.54%, from net charges to the allowance for credit losses of $827,000 for 1999.

      Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

Table 8 — Summary of Credit Loss Experience

	As of and For Years Ended December 31,

	2001	2000	1999	1998	1997

	(Amounts in thousands)
Amount of Total Loans at End of Period(1)	$1,187,540	$1,051,493	$952,552	$832,184	$749,776

Average Total Loans Outstanding(1)	$1,067,621	$981,045	$866,917	$772,331	$718,431

Allowance for Credit Losses at Beginning of Period	$19,152	$16,761	$14,888	$13,103	$13,608
Loans Charged-Off:
Real Estate	113	559	483	707	3,158
Commercial, Financial and Industrial	854	193	522	373	371
Agribusiness	0	0	0	0	0
Municipal Lease Finance Receivables	0	0	0	0	0
Consumer Loans	81	22	18	61	143

Total Loans Charged-Off	1,048	774	1,023	1,141	3,672

Recoveries:
Real Estate Loans	0	139	6	161	44
Commercial, Financial and Industrial	455	221	184	150	295
Agribusiness	0	0	0	0	0
Municipal Lease Finance Receivables	0	0	0	0	0
Consumer Loans	160	5	6	15	18

Total Loans Recovered	615	365	196	326	357

Net Loans Charged-Off	433	409	827	815	3,315

Provision Charged to Operating Expense	1,750	2,800	2,700	2,600	2,810

Adjustments Incident to Mergers	0	0	0	0	0

Allowance for Credit Losses at End of period	$20,469	$19,152	$16,761	$14,888	$13,103

Net Loans Charged-Off to Average Total Loans	0.04%	0.04%	0.10%	0.11%	0.46%
Net Loans Charged-Off to Total Loans at End of Period	0.04%	0.04%	0.09%	0.10%	0.44%
Allowance for Credit Losses to Average Total Loans	1.92%	1.95%	1.93%	1.93%	1.82%
Allowance for Credit Losses to Total Loans at End of Period	1.72%	1.82%	1.76%	1.79%	1.75%
Net Loans Charged-Off to Allowance for Credit Losses	2.12%	2.14%	4.93%	5.47%	25.30%
Net Loans Charged-Off to Provision for Credit Losses	24.74%	14.61%	30.63%	31.35%	117.97%

(1)	Net of deferred loan origination fees.

      While management believes that the allowance at December 31, 2001, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

Table 9 — Allocation of Allowance for Credit Losses

	December 31,

	2001		2000		1999		1998		1997

	Allowance		Allowance		Allowance		Allowance		Allowance
	for	% of	for	% of	for	% of	for	% of	for	% of
	Credit	Total	Credit	Total	Credit	Total	Credit	Total	Credit	Total
	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance

	(Amounts in thousands)
Real Estate	$7,399	36.1%	$10,037	52.4%	$466	2.8%	$1,942	13.0%	$1,563	11.9%
Commercial and Industrial	7,243	35.4%	4,021	21.0%	9,794	58.4%	6,867	46.1%	6,405	48.9%
Consumer	127	0.7%	67	0.4%	130	0.8%	155	1.1%	139	1.1%
Unallocated	5,700	27.8%	5,027	26.2%	6,371	38.0%	5,924	39.8%	4,996	38.1%

Total	$20,469	100.0%	$19,152	100.0%	$16,761	100.0%	$14,888	100.0%	$13,103	100.0%

Market Risk

      In the normal course of its business activities, the Company is exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future commitments or that the Company may be more reliant on alternative funding sources such as long-term debt. Financial products that expose the Company to market risk includes securities, loans, deposits, debt, and derivative financial instruments.

      The table below provides the actual balances as of December 31, 2001 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2001, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing

	Balance	Average					Five years	Estimated
	December 31,	Rate	One year	Two years	Three years	Four years	and beyond	Fair Value

	(Amounts in thousands)
2001
Interest-Earning Assets
Investment securities available for sale	$1,181,503	5.96%	$25,801	$65,982	$256,463	$210,900	$622,357	$1,181,503
Loans and lease finance receivables, net	1,167,071	8.44%	334,832	60,572	39,724	65,683	666,260	1,154,200

Total interest earning assets	$2,348,574		$360,633	$126,554	$296,187	$276,583	$1,288,617	$2,335,703

Interest-Bearing Liabilities
Interest-bearing deposits	$1,110,630	3.09%	$1,097,961	$10,093	$1,300	$633	$643	$1,112,399
Demand note to U.S. Treasury	9,999	2.79%	9,999					9,999
Borrowings	375,000	5.28%	342,500	7,000	10,500	0	15,000	379,227

Total interest-bearing liabilities	$1,495,629		$1,450,460	$17,093	$11,800	$633	$15,643	$1,501,625

Interest Rate Risk

      During periods of changing interest rates, the ability to reprice interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company’s earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank’s service area. Short-term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

      The Bank’s management monitors the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

      Table 10 provides the Bank’s maturity/repricing gap analysis at December 31, 2001, and 2000. The Bank had a negative cumulative 180 day gap of $151.9 million at December 31, 2001. This represented a decrease of $485.0 million, or 76.15%, over the 180 day cumulative negative gap of $636.9 million at December 31, 2000. In theory, this would indicate that at December 31, 2001, $151.9 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin.

Table 10 — Asset and Liability Maturity/ Repricing Gap

		Over 90		Over 180
	90 days	days to		days to		Over
	or less	180 days		365 days		365 days

	(Amounts in thousands)
2001
Earning Assets:
Federal Funds Sold	$20,000	$		$		$
Investment Securities at carrying value	106,982		23,431		54,933		996,157
Total Loans	473,274		47,451		104,502		541,844

Total	$600,256		$70,882		$159,435		$1,538,001
Interest Bearing Liabilities
Savings Deposits	$437,547	$		$			$236,712
Time Deposits	214,044		136,450		73,438		12,439
Demand note to U.S. Treasury	9,999
Other Borrowings	25,000				25,000		325,000

Total	686,590		136,450		98,438		574,151

Period GAP	$(86,334)		$(65,568)		$60,997		$963,850

Cumulative GAP	$(86,334)		$(151,902)		$(90,905)		$872,945

2000
Earning Assets:
Federal Funds Sold	$10,000	$		$		$
Investment Securities at carrying value	56,427		18,270		44,850		950,527
Total Loans	414,907		38,707		80,981		520,205

Total	$481,334		$56,977		$125,831		$1,470,732
Interest Bearing Liabilities
Savings Deposits	$343,658		$0		$0		$176,337
Time Deposits	260,931		98,363		42,368		8,083
Demand note to U.S. Treasury	11,234
Other Borrowings	436,000		25,000		0		25,000

Total	1,051,823		123,363		42,368		209,420

Period GAP	$(570,489)		$(66,386)		$83,463		$1,261,312

Cumulative GAP	$(570,489)		$(636,875)		$(553,412)		$707,900

      The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2001 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

      Approximately $652.1 million, or 55.20%, of the total investment portfolio at December 31, 2001 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

      The Company’s management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling two-year horizon.

      The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

      The following reflects the Company’s net interest income sensitivity analysis as of December 31, 2001:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity

+200 basis points	(1.16%)
-200 basis points	0.21%

      The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cashflows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See NOTE 18 — of the Notes to the Consolidated Financial Statements.

Liquidity Risk

      Liquidity risk is the risk to earnings or capital resulting from the Bank’s inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank’s ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

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

      Net cash provided by operating activities totaled $40.2 million for 2001, $44.0 million for 2000, and $42.0 million for 1999. The decrease for 2001 compared to 2000 was primarily the result of the decrease in net interest income as a result of a lower interest rate environment.

      Cash used for investing activities totaled $232.4 million for 2001, compared to $263.2 million for 2000 and $256.8 million for 1999. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities and from the sale of other real estate owned.

      Funds provided from financing activities totaled $154.5 million for 2001, compared to $241.2 million for 2000 and $158.2 million for 1999. For 2001, cash flows from financing activities resulted from an increased in transaction deposit accounts and to a lesser extent from money market, savings deposits and time deposits. For 2000, cash flows from financing activities resulted from an increased borrowings, money market, savings deposits and time deposits accounts, and to a lesser extent from transaction deposit. For 1999, cash flows from financing activities resulted from increased borrowings and to a lesser extent from transaction deposit accounts and money market, savings deposits and time deposits.

      At December 31, 2001, cash and cash equivalents totaled $102.7 million. This represented a decrease of $38,000, or 26.84%, from a total of $140.3 million at December 31, 2000.

      Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2001, the Bank’s loan to deposit ratio averaged 63.29%, compared to an average ratio of 65.49% for 2000, and a ratio of 59.37% for 1999.

      CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2001, approximately $71.2 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2001, neither the Bank nor CVB had any material commitments for capital expenditures.

Accounting Changes

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations,” effective starting with fiscal years beginning after December 15, 2001. This standard requires that all business combinations be accounted for by a single method — the purchase method and prohibits the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001. This statement supersedes Accounting Principles Board Opinion (“APB”) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Contingencies of Purchased Enterprises”. This statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for — based on the values exchanged. Management believes that the adoption of the statement on January 1, 2002 will not have a material effect on the Company’s financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations. Although the Company has not completed its initial valuation of goodwill and other intangible assets as of January 1, 2002, management believes that the adoption of the statement on January 1, 2002 will not have a material effect on the Company’s financial statements.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in the market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company currently does not enter into futures, forwards, or option contracts. For greater discussion on the risk management of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance Requirement in 2000” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see “Item 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT” above.

Item 11.     Executive Compensation

      Information concerning management remuneration and transactions is incorporated by reference from the section entitled “Executive Compensation” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled “Executive Compensation — Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

      Reference is made to the Index to Financial Statements at page 40 for a list of financial statements filed as part of this Report.

Exhibits

      See Index to Exhibits at Page 69 of this Form 10-K.

Executive Compensation Plans and Arrangements

      The following compensation plans and arrangements were filed as exhibits to this Form 10-K as management contracts or compensatory plans: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.17; 2000 Stock Option Plan, Exhibit 10.18; Severance Compensation Agreement dated September 19, 2001 with Edwin J. Pomplun, Exhibit 10.29; Severance Compensation Agreement dated September 19, 2001 with Frank Basirico, Exhibit 10.30; Severance Compensation Agreement dated September 19, 2001 with Jay Coleman, Exhibit 10.31, and Severance Compensation Agreement dated September 19, 2001 with Edward Biebrich, Exhibit 10.35.

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2002.

CVB FINANCIAL CORP.

BY:	/s/ D. LINN WILEY

D. Linn Wiley
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	March 18, 2002
/s/ JOHN A. BORBA John A. Borba	Director	March 18, 2002
/s/ RONALD O. KRUSE Ronald O. Kruse	Director	March 18, 2002
/s/ JOHN J. LOPORTO John J. LoPorto	Director	March 18, 2002
/s/ JAMES C. SELEY James C. Seley	Director	March 18, 2002
/s/ SAN E. VACCARO San E. Vaccaro	Director	March 18, 2002
/s/ EDWARD J. BIEBRICH, JR. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2002
/s/ D. LINN WILEY D. Linn Wiley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2002

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

	(Dollars in thousands)
ASSETS
Federal funds sold	$20,000	$10,000
Investment securities available-for-sale (Note 2)	1,181,503	1,070,074
Loans and lease finance receivables, net (Notes 3, 4, and 5)	1,167,071	1,032,341

Total earning assets	2,368,574	2,112,415
Cash and due from banks	82,651	130,315
Premises and equipment, net (Note 6)	29,921	27,206
Other real estate owned, net (Note 5)		359
Deferred taxes (Note 7)		4,148
Goodwill and intangible assets	6,482	7,403
Cash value of life insurance	7,578	7,434
Accrued interest receivable	14,711	14,625
Other assets	4,185	4,091

TOTAL	$2,514,102	$2,307,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits (Note 8):
Noninterest-bearing	$766,329	$665,290
Interest-bearing	1,110,630	929,740

Total deposits	1,876,959	1,595,030
Demand note to U.S. Treasury (Note 9)	9,999	11,234
Short-term borrowings (Note 9)	50,000	461,000
Long-term borrowings (Note 9)	325,000	25,000
Deferred taxes (Note 7)	514
Accrued interest payable	7,402	6,742
Other liabilities (Notes 7 and 11)	23,480	20,360

Total liabilities	2,293,354	2,119,366

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Notes 14 and 15)
Preferred stock — authorized, 20,000,000 shares without par value; no shares issued or outstanding
Common stock — authorized, 62,500,000 shares without par value; issued and outstanding, 34,782,234 (2001) and 34,574,315 (2000)	146,108	145,648
Retained earnings	60,671	36,179
Accumulated other comprehensive income, net of tax (Note 2)	13,969	6,803

Total stockholders’ equity	220,748	188,630

TOTAL	$2,514,102	$2,307,996

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three Years Ended December 31, 2001

	2001	2000	1999

	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees (Note 5)	$90,002	$90,400	$78,385

Investment securities:
Taxable	49,295	48,901	42,885
Tax-advantaged	16,114	11,369	5,663

	65,409	60,270	48,548

Federal funds sold	466	197	1,545

Total interest income	155,877	150,867	128,478

INTEREST EXPENSE:
Deposits (Note 8)	31,843	32,694	26,267
Other borrowings	20,963	24,044	12,177

Total interest expense	52,806	56,738	38,444

NET INTEREST INCOME BEFORE PROVISION FOR
CREDIT LOSSES	103,071	94,129	90,034
PROVISION FOR CREDIT LOSSES (Note 5)	1,750	2,800	2,700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	101,321	91,329	87,334

OTHER OPERATING INCOME:
Service charges on deposit accounts	12,954	10,573	10,558
Trust services	3,841	4,038	3,748
Other	5,397	4,412	4,324

Total other operating income	22,192	19,023	18,630

OTHER OPERATING EXPENSES:
Salaries, wages, and employee benefits (Notes 11, 12, and 14)	32,625	30,239	29,141
Occupancy (Note 10)	5,658	5,350	4,825
Equipment	5,321	4,981	4,730
Stationery and supplies	3,617	3,705	3,647
Professional services	3,972	3,059	3,391
Promotion	3,223	2,702	2,869
Data processing	1,254	1,424	2,352
Deposit insurance premiums	288	318	210
Other real estate owned expense (Note 5)	38	90	347
Acquisition costs (Note 19)			4,856
Other	4,159	4,499	8,391

Total other operating expenses	60,155	56,367	64,759

EARNINGS BEFORE INCOME TAXES	63,358	53,985	41,205
INCOME TAXES (Note 7)	23,300	19,302	15,245

NET EARNINGS	40,058	34,683	25,960

BASIC EARNINGS PER COMMON SHARE (Note 13)	$1.15	$1.01	$0.77

DILUTED EARNINGS PER COMMON SHARE (Note 13)	$1.13	$0.98	$0.74

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Years Ended December 31, 2001

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income

	(Dollars and shares in thousands)
Balance January 1, 1999	19,528	$102,565	$35,517	$1,348
Issuance of common stock	246	2,739
5-4 stock split	4,943
Tax benefit from exercise of stock options			221
Cash dividends			(9,841)
Comprehensive income:
Net earnings			25,960		$25,960
Other comprehensive income:
Unrealized losses on securities available for sale, net				(17,739)	(17,739)

Comprehensive income					$8,221

Balance December 31, 1999	24,717	105,304	51,857	(16,391)
Issuance of common stock	428	2,347
10% stock dividend	2,514	37,997	(37,997)
Tax benefit from exercise of stock options			26
Cash dividends			(12,390)
Comprehensive income:
Net earnings			34,683		$34,683
Other comprehensive income:
Unrealized gains on securities available for sale, net				23,194	23,194

Comprehensive income					$57,877

Balance December 31, 2000	27,659	145,648	36,179	6,803
Issuance of common stock	167	460
5-4 stock split	6,956
Tax benefit from exercise of stock options			19
Cash dividends			(15,585)
Comprehensive income:
Net earnings			40,058		$40,058
Other comprehensive income:
Unrealized gains on securities available for sale, net				7,166	7,166

Comprehensive income					$47,224

Balance December 31, 2001	34,782	$146,108	$60,671	$13,969

Disclosure of reclassification amount	2001	2000	1999

Unrealized holding gains (losses) on securities arising during the period	$12,354	$40,157	$(30,848)
Tax (expense) benefit	(5,226)	(17,103)	13,058
Less:
Reclassification adjustment for losses on securities included in net income	60	217	80
Add:
Tax benefit on reclassification adjustments	(22)	(77)	(29)

Net unrealized gain (loss) on securities	$7,166	$23,194	$(17,739)

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended December 31,

	2001	2000	1999

	Dollar amounts in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$140,057	$152,898	$133,128
Service charges and other fees received	22,132	18,795	19,121
Interest paid	(52,169)	(55,359)	(37,799)
Cash paid to suppliers and employees	(49,959)	(49,568)	(55,124)
Income taxes paid	(19,825)	(22,762)	(17,301)

Net cash provided by operating activities	40,236	44,004	42,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	292,069	139,040	30,249
Proceeds from maturities of securities available-for-sale	108,553	102,649	165,126
Proceeds from maturities of securities held to maturity			1,018
Purchases of securities available-for-sale	(487,667)	(399,696)	(320,357)
Purchases of securities held to maturity			(9,550)
Net increase in loans	(132,268)	(99,760)	(122,990)
Proceeds from sales of premises and equipment	57	32	67
Proceeds from sale of other real estate owned	536	994	2,262
Purchase of premises and equipment	(7,657)	(4,201)	(4,066)
Other investing activities	(6,057)	(2,304)	1,424

Net cash used in investing activities	(232,434)	(263,246)	(256,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	255,307	14,500	18,650
Net increase in time deposits	26,622	79,457	6,784
Net (decrease) increase in borrowings	(112,270)	157,283	139,856
Cash dividends on common stock	(15,585)	(12,390)	(9,841)
Proceeds from exercise of stock options	460	2,347	2,739

Net cash provided by financing	154,534	241,197	158,188

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,664)	21,955	(56,604)
CASH AND CASH EQUIVALENTS, beginning of period	140,315	118,360	174,964

CASH AND CASH EQUIVALENTS, end of period	$102,651	$140,315	$118,360

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended December 31,

	2001		2000		1999

	Dollar amounts in thousands
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings		$40,058		$34,683	$25,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities		(1,680)		(480)	(60)
Loss on sale of investment securities		1,620		697	140
(Gain) loss on sale of premises and equipment		(62)		19	10
Gain on sale of other real estate owned		(126)		(223)	(631)
Gain on sale of loans					(182)
Increase in cash value of life insurance		(144)		(641)	(199)
Amortization of premiums on investment securities		(11,969)		5,204	7,156
Provisions for credit losses		1,750		2,800	2,700
Provisions for losses on other real estate owned		(51)		(17)	300
Proceeds from loan sales					4,830
Origination of loans held for sale					(4,648)
Depreciation and amortization		5,743		5,907	5,218
Change in accrued interest receivable		(85)		(3,171)	(2,096)
Change in accrued interest payable		660		1,401	667
Deferred tax benefit (provision)		(527)		(460)	(2,967)
Change in other assets and liabilities		5,049		(1,715)	5,827

Total adjustments		178		9,321	16,065

NET CASH PROVIDED BY OPERATING ACTIVITIES		$40,236		$44,004	$42,025

Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through foreclosure	$			$410	$1,795
Loans to facilitate the sale of other real estate owned	$		$		$1,235

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2001

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

      Principles of Consolidation. The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries, Citizens Business Bank (the “Bank”), Community Trust Deed Services, CVB Ventures, Inc., and Chino Valley Bancorp, after elimination of all material intercompany transactions and balances.

      Nature of Operations. The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its wealth management division and branch offices. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, and Kern County areas of Southern California. The Bank operates 31 branches with the headquarters located in the city of Ontario.

      Investment Securities. The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is classified as available-for-sale but is carried at cost, which approximates fair value.

      Loans and Lease Finance Receivables. Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.

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

      Provision and Allowance for Credit Losses. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense.

      A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

      Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial terms of the leases.

      Other Real Estate Owned. Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

      Business Combinations and Intangible Assets. The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill. These intangible assets are being amortized over a 15-year period on the straight-line basis.

      Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

      Earnings per Common Share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 13.

      Statement of Cash Flows. Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold.

      Trust Services. The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

      Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations,” effective starting with fiscal years beginning after December 15, 2001. This standard requires that all business combinations be accounted for by a single method — the purchase method and prohibits the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001. This statement supersedes Accounting Principles Board Opinion (“APB”) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Contingencies of Purchased Enterprises”. This statement

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for — based on the values exchanged. Management believes that the adoption of the statement on January 1, 2002 will not have a material effect on the Company’s financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations. Although the Company has not completed its initial valuation of goodwill and other intangible assets as of January 1, 2002, management believes that the adoption of the statement on January 1, 2002 will not have a material effect on the Company’s financial statements.

      Reclassification. Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation.

2. Investment Securities

      The amortized cost and estimated fair value of investment securities are shown below. All securities held, except FHLB stock, are publicly traded, and the estimated fair values were obtained from an independent pricing service. FHLB stock is carried at cost.

	2001

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$1,000	$29		$1,029
Mortgage-backed securities	328,979	5,930	$(33)	334,876
CMO/ REMICs	311,605	6,033	(376)	317,262
Government agency	51,212	38	(18)	51,232
Municipal bonds	241,086	8,372	(241)	249,217
Corporate bonds	127,782	1,904	(158)	129,528
Other debt securities	76,073	2,604		78,677
FHLB stock	19,682			19,682

	$1,157,419	$24,910	$(826)	$1,181,503

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$999	$11		$1,010
Mortgage-backed securities	336,978	2,123	$(1,568)	337,533
CMO/ REMICs	391,634	2,306	(2,895)	391,045
Government agency	18,765		(54)	18,711
Municipal bonds	254,852	10,149	(375)	264,626
Corporate bonds	21,299	384		21,683
Other debt securities	12,295	1,649		13,944
FHLB stock	21,522			21,522

	$1,058,344	$16,622	$(4,892)	$1,070,074

      Approximately 95% of the mortgage-backed securities and CMO/ REMIC (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. The remaining CMO/ REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/ REMIC issues held are currently rated “A” or better by either Standard & Poor’s or Moody’s.

      At December 31, 2001 and 2000, investment securities having an amortized cost of approximately $663,813,000 and $669,358,000, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

      The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/ REMICs have contractual maturities through 2027, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

	Available-for-Sale

			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield

	(In thousands)
Due in one year or less	$1,000	$1,029	5.91%
Due after one year through five years	191,269	193,668	5.11%
Due after five years through ten years	46,739	47,813	7.74%
Due after ten years	258,145	267,173	8.06%

	497,153	509,683	6.90%
FHLB stock	19,682	19,682
Mortgage-backed securities and CMO/ REMICs	640,584	652,138	6.46%

	$1,157,419	$1,181,503	6.55%

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Loans and Lease Finance Receivables

      The following is a summary of the components of loan and lease finance receivables at December 31:

	2001	2000

	(In thousands)
Commercial, financial, and industrial	$491,989	$425,130
Real estate:
Mortgage	422,085	401,408
Construction	69,603	58,373
Consumer	19,968	22,642
Municipal lease finance receivables	20,836	23,633
Agribusiness	166,441	123,614

	1,190,922	1,054,800
Allowance for credit losses (Note 5)	(20,469)	(19,152)
Deferred loan origination fees, net	(3,382)	(3,307)

	$1,167,071	$1,032,341

      At December 31, 2001, the Bank held approximately $498,791,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 3.25 to 18 percent and have contractual maturities between 1 and 24 years.

4.     Transactions Involving Directors and Shareholders

      In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

      The following is an analysis of the activity of all such loans:

	2001	2000

	(In thousands)
Outstanding balance, beginning of year	$4,345	$5,585
Credit granted, including renewals	807	3,621
Repayments	(742)	(4,861)

Outstanding balance, end of year	$4,410	$4,345

5.     Allowance for Credit and Other Real Estate Owned Losses

      Activity in the allowance for credit losses was as follows:

	2001	2000	1999

	(In thousands)
Balance, beginning of year	$19,152	$16,761	$14,888
Provision charged to operations	1,750	2,800	2,700
Loans charged off	(1,048)	(774)	(1,023)
Recoveries on loans previously charged off	615	365	196

Balance, end of year	$20,469	$19,152	$16,761

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, a portion of the Bank’s general reserve is allocated as an impairment reserve.

      At December 31, 2001 and 2000, the Bank had classified as impaired, loan amounts totaling $14,737,000 and $15,170,000, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $6,902,000 and $9,191,000 on such loans, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000, and 1999 was approximately $15,138,000, $5,944,000, and $7,161,000, respectively. Interest income of $1,232,000, $1,456,000, and $459,000 was recognized on impaired loans during the years ended December 31, 2001, 2000, and 1999, respectively.

      The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

      At December 31, 2001 and 2000, loans on nonaccrual status totaled $1,574,000 and $966,000, all of which are included in the impaired loans discussed above.

      Activity in the allowance for other real estate owned losses was as follows:

	2001		2000	1999

	(In thousands)
Balance, beginning of year		$51	$114	$553
Provision charged (credited) to operations		(51)	(17)	300
Charge-offs of other real estate			(46)	(739)

Balance, end of year	$		$51	$114

      The Company incurred additional expenses of $38,000 (2001), $90,000 (2000), and $347,000 (1999) related to the holding and disposition of other real estate owned.

6.     Premises and Equipment

      Premises and equipment consist of:

	2001	2000

	(In thousands)
Land	$5,717	$5,717
Bank premises	23,996	23,522
Furniture and equipment	31,712	26,208
Lease property under capital lease	649	649

	62,074	56,096
Accumulated depreciation and amortization	(32,153)	(28,890)

	$29,921	$27,206

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      Income tax expense comprised the following:

	2001	2000	1999

	(In thousands)
Current provision:
Federal	$19,776	$13,898	$13,175
State	4,051	5,864	5,037

	23,827	19,762	18,212

Deferred (benefit) provision:
Federal	(562)	(434)	(2,373)
State	35	(26)	(594)

	(527)	(460)	(2,967)

	$23,300	$19,302	$15,245

      Income tax liability (asset) comprised the following:

	2001	2000

	(In thousands)
Current:
Federal	$2,050	$323
State	502	(791)

	2,552	(468)

Deferred:
Federal	569	(3,176)
State	(55)	(972)

	514	(4,148)

	$3,066	$(4,616)

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax (liability) asset are as follows:

	2001	2000

	(In thousands)
Federal
Deferred tax liabilities:
Depreciation	$1,800	$2,013
Valuation of trust assets	410	454
Core deposit premium		21
Leases	73	78
Deferred income	447	365
Unrealized gain on investment securities, net	8,346	4,329

Gross deferred tax liability	11,076	7,260

Deferred tax assets:
California franchise tax	1,906	1,402
Bad debt and credit loss deduction	7,069	6,534
Other real estate owned reserves		20
Deferred compensation	784	871
Self-insurance reserves	523	524
Other, net	225	1,085

Gross deferred tax asset	10,507	10,436

Net deferred tax (liability) asset — federal	$(569)	$3,176

State
Deferred tax liabilities:
Depreciation	$568	$553
Valuation of trust assets	127	141
Core deposit premium		6
Deferred income	605	390
Unrealized gain on investment securities, net	1,769	887

Gross deferred tax liability	3,069	1,977

Deferred tax assets:
Bad debt and credit loss deduction	2,064	1,871
Other real estate owned reserves		6
Deferred compensation	243	270
Self-insurance reserves	162	163
Other accrued expense	575	574
Other, net	80	65

Gross deferred tax asset	3,124	2,949

Net deferred tax asset — state	$55	$972

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands)
Federal income tax at statutory rate	$22,175	35.0%	$18,895	35.0%	$14,422	35.0%
State franchise taxes, net of federal benefit	4,498	7.1	3,804	7.1	2,903	7.1
Tax-exempt interest	(4,913)	(7.8)	(4,091)	(7.6)	(2,241)	(5.4)
Other, net	1,540	2.5	694	1.3	161	0.3

	$23,300	36.8%	$19,302	35.8%	$15,245	37.0%

8.     Deposits

      Time certificates of deposit with balances of $100,000 or more amounted to approximately $340,901,000 and $313,288,000 at December 31, 2001 and 2000, respectively. Interest expense on such deposits amounted to approximately $15,652,000 (2001), $14,622,000 (2000), and $10,728,000 (1999).

      At December 31, 2001, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2002	$423,699
2003	10,093
2004	1,300
2005	633
2006 and thereafter	643

$436,368

      At December 31, 2001, the Company had a single depositor with balances of approximately $111,000,000.

9.     Borrowings

      During 2001 and 2000, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $50,000,000 and $385,000,000 under these agreements at December 31, 2001 and 2000, respectively, with weighted-average interest rates of 5.2 percent and 6.5 percent, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowing for 2001 and 2000 was $125,000,000 and $353,000,000, respectively. The maximum outstanding at any month-end was $395,000,000 during 2001 and $385,000,000 during 2000. On December 31, 2000, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $76,000,000 at a weighted average annual interest rate of 6.8 percent. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

      The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $10.0 million. On December 31, 2001 and 2000, the amounts held by the Bank in the TT&L Note Option Program were $9,999,000 and $11,234,000, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weekly federal funds rate. The average amounts held in 2001 and 2000 were $10.3 million and $10.6 million, respectively.

      During 2001 and 2000, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $325,000,000 and $25,000,000 under these agreements at December 31, 2001 and 2000, respectively, with weighted-average interest rates of 5.1 percent and 5.2 percent, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2001 are as follows: $70,000,000 in 2003, $105,000,00 in 2004, $50,000,000 in 2006 and $100,000,000 in 2011.

10.     Commitments and Contingencies

      The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, excluding property taxes and insurance, are approximately as follows (000’s omitted):

2002	$2,665
2003	2,301
2004	1,949
2005	1,477
2006	865
Succeeding years	1,490

Total minimum payments required	$10,747

      Total rental expense for the Company was approximately $2,668,000 (2001), $2,577,000 (2000), and $2,497,000 (1999).

      At December 31, 2001, the Bank had commitments to extend credit of approximately $383,229,000 and obligations under letters of credit of $12,542,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

      The Bank has available lines of credit totaling $220,000,000 from certain financial institutions.

      In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. (“MRI”). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest. The lawsuit alleges that the

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeals vacated the judgment and remanded the case for retrial. In addition, the Court of Appeals has awarded the Bank the costs of appeal. MRI petitioned the Supreme Court of the State of California, which refused to hear the case. The Company is awaiting a new trial on all of the issues.

      In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. Management believes the ultimate outcome of this case will not have a material adverse effect on the Company’s future consolidated financial position or results of operations.

11.     Deferred Compensation Plans

      As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $169,000 (2001), $452,000 (2000), and $445,000 (1999).

      The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $197,000 for 2001 and $221,000 for 2000 and 1999.

      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”). These agreements called for periodic payments over 179 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $189,000 (2001), $420,000 (2000), and $162,000 (1999).

12.     401(k) and Profit-Sharing Plan

      The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component, and the Bank may make contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s contributions are determined by the Board of Directors and amounted to approximately $1,585,000 (2001), $1,349,000 (2000), and $1,182,000 (1999).

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Earnings Per Share Reconciliation

	December 31, 2001

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Dollars and shares in thousands,
	except per share amounts)
Basic EPS
Income available to common stockholders	$40,058	34,738	$1.15
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		677	(0.02)

Diluted EPS
Income available to common stockholders	$40,058	35,415	$1.13

	December 31, 2000

Basic EPS
Income available to common stockholders	$34,683	34,488	$1.01
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		719	(0.03)

Diluted EPS
Income available to common stockholders	$34,683	35,207	$0.98

	December 31, 1999

Basic EPS
Income available to common stockholders	$25,960	33,738	$0.77
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		1,277	(0.03)

Diluted EPS
Income available to common stockholders	$25,960	35,015	$0.74

14.     Stock Option Plans

      In May 2000, the Company approved a new stock option plan that authorizes the issuance of up to 2,750,000 shares of the Company’s stock, adjusted for stock dividends and split and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorizes the issuance of up to 3,529,281 shares and expired in February 2001. Under both plans options prices are determined at the fair market value of such shares on the date of grant, and options exercisable in such installments as determined by the Board of Directors.

      As a result of the merger with Orange National Bank (“ONB”), the Company maintains two compensatory incentive stock option plans in which options to purchase shares of the Company’s common stock were granted. At December 31, 2001, options for the purchase of 64,232 shares were outstanding and exercisable. There are no further shares available for granting under these plans.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, options for the purchase of 1,359,620 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 986,321 shares were exercisable at prices ranging from $1.80 to $15.48; 2,406,528 shares of common stock were available for the granting of future options under the plans.

      The following table presents the status of all optioned shares and per share amounts:

	Shares	Price Range

Outstanding at January 1, 1999	2,186,544	$1.80 - $13.35
Granted	49,911	$10.52 - $15.48
Exercised	(246,503)	$1.80 - $12.43
Effect of stock splits and dividends	(163,735)
Canceled	(2,296)	$4.08 - $12.43

Outstanding at December 31, 1999	1,823,921	$1.80 - $15.48
Granted	383,386	$10.13 - $12.27
Exercised	(428,124)	$1.80 - $12.43
Effect of stock splits and dividends	(193,246)
Canceled	(16,962)	$4.68 - $15.48

Outstanding at December 31, 2000	1,568,975	$1.80 - $15.48
Granted	20,000	$14.68 - $18.72
Exercised	(167,191)	$1.80 - $12.43
Effect of stock splits and dividends	(59,476)
Canceled	(2,688)	$8.33 - $14.68

Outstanding at December 31, 2001	1,359,620	$1.80 - $18.72

      At December 31, 2001, 986,321 options are exercisable at a weighted average exercise price of $6.47. The remaining weighted-average contractual life of the 1,359,620 options outstanding at December 31, 2001 is 5.2 years. The estimated fair value of each option granted during 2001 and 2000 was $5.98 per share and $5.26 per share, respectively.

	Options Outstanding			Options Exercisable

	Outstanding	Weighted-Average		Exercisable
	as of	Remaining	Weighted-Average	as of	Weighted-Average
Range of Exercise Prices	12/31/01	Contractual Life	Exercise Price	12/31/01	Exercise Price

$ 0.00 - $ 1.87	12,717	0.8	$1.80	12,717	$1.80
$ 1.87 - $ 3.74	337,980	1.2	$2.81	337,980	$2.81
$ 3.74 - $ 5.62	208,956	3.4	$4.20	208,956	$4.20
$ 5.62 - $ 7.49	83,145	5.5	$6.88	81,727	$6.88
$ 7.49 - $ 9.36	85,173	5.6	$8.20	71,865	$8.20
$ 9.36 - $11.23	21,142	7.5	$10.50	8,009	$10.59
$11.23 - $13.10	510,714	8.0	$11.86	207,338	$12.01
$13.10 - $14.98	91,433	6.9	$13.91	56,869	$13.98
$14.98 - $16.85	7,110	8.5	$16.64	860	$15.48
$16.85 - $18.72	1,250	10.0	$18.72	0	$0.00

	1,359,620	5.2	$7.95	986,321	$6.47

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

      The following table presents the proforma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	2001	2000	1999

	(In thousands, except per
	share amounts)
Reduction in net income	$697	$1,541	$239
Reduction in basic earnings per common share	$0.02	$0.06	$0.01
Reduction in diluted earnings per common share	$0.02	$0.05	$0.01

      The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Dividend yield	2.3%	2.8%	2.2%
Volatility	35.1%	34.0%	32.4%
Risk-free interest rate	4.3%	5.1%	5.5%
Expected life	6.8 years	7.5 years	7.0 years

15.     Regulatory Matters

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2001, the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actual capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(000s)		(000s)		(000s)
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Company	$220,767	13.2%	$133,899	≥8.0%		N/A
Bank	220,519	13.2%	133,748	≥8.0%	$167,187	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$200,298	12.0%	$66,933	≥4.0%		N/A
Bank	200,050	12.0%	66,906	≥4.0%	$100,360	≥6.0%
Tier I Capital (to Average-Assets)
Company	$200,298	8.6%	$92,731	≥4.0%		N/A
Bank	200,050	8.6%	92,723	≥4.0%	$115,904	≥5.0%
As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)
Company	$191,098	14.4%	$106,165	≥8.0%		N/A
Bank	191,429	14.5%	105,615	≥8.0%	$132,019	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$174,426	13.2%	$52,856	≥4.0%		N/A
Bank	174,774	13.2%	52,962	≥4.0%	$79,443	≥6.0%
Tier I Capital (to Average-Assets)
Company	$174,426	8.5%	$82,083	≥4.0%		N/A
Bank	174,774	8.5%	82,247	≥4.0%	$102,808	≥5.0%

      In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2001, declare and pay additional dividends of approximately $71,247,000.

      Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2001, this reserve requirement was approximately $400,000.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Condensed Financial Information of Parent Company

BALANCE SHEETS

	2001	2000

	(In thousands)
Assets:
Investment in Citizens Business Bank	$220,501	$188,980
Other assets, net	8,730	7,697

Total assets	$229,231	$196,677

Liabilities	$8,483	$8,047
Stockholders’ equity	220,748	188,630

Total liabilities and stockholders’ equity	$229,231	$196,677

STATEMENTS OF EARNINGS

	2001	2000	1999

	(In thousands)
Equity in earnings of Citizens Business Bank	$40,455	$34,963	$29,179
Acquisition costs			(4,856)
Other (expense) income, net	(397)	(280)	1,637

Net earnings	$40,058	$34,683	$25,960

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,058	$34,683	$25,960

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Earnings of Citizens Business Bank	(40,455)	(34,963)	(29,179)
Other operating activities, net	634	1,870	2,273

Total adjustments	(39,821)	(33,093)	(26,906)

Net cash provided by (used in) operating activities	237	1,590	(946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Citizens Business Bank	16,100	6,550	10,700

Net cash provided by investing activities	16,100	6,550	10,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(15,585)	(12,390)	(9,841)
Proceeds from exercise of stock options	460	2,347	2,739

Net cash used in financing activities	(15,125)	(10,043)	(7,102)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,212	(1,903)	2,652
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,694	5,597	2,945

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,906	$3,694	$5,597

17.     Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2001
Net interest income	$23,999	$25,652	$26,504	$26,916
Provision for credit losses	750	750	250
Net earnings	8,809	9,644	10,791	10,814
Basic earnings per common share	0.26	0.28	0.30	0.31
Diluted earnings per common share	0.25	0.27	0.30	0.30
2000
Net interest income	$23,216	$23,536	$23,555	$23,822
Provision for credit losses	900	700	700	500
Net earnings	7,856	8,447	9,138	9,242
Basic earnings per common share	0.23	0.25	0.27	0.26
Diluted earnings per common share	0.22	0.24	0.26	0.25

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Fair Value Information

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2001 and 2000. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)		(In thousands)
Assets
Cash and cash equivalents	$102,651	$102,651	$140,315	$140,315
Investment securities available for sale	1,181,503	1,181,503	1,070,074	1,070,074
Loans and lease finance receivables, net	1,167,071	1,154,200	1,032,341	1,036,548
Accrued interest receivable	14,711	14,711	14,625	14,625
Liabilities
Deposits:
Noninterest-bearing	$766,329	$766,329	$665,290	$665,290
Interest-bearing	1,110,630	1,112,399	929,740	929,448
Demand note to U.S. Treasury	9,999	9,999	11,234	11,234
Short-term borrowings	50,000	50,000	461,000	461,000
Long-term borrowings	325,000	329,227	25,000	24,648
Accrued interest payable	7,402	7,402	6,742	6,742

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

The fair value of fixed rate loans, other than such loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2001 and 2000 includes the carrying amount of nonaccrual loans at each respective date.

The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2001 or 2000, as these instruments predominantly have adjustable terms and are of a short-term nature.

The amounts of accrued interest receivable on loans and lease finance receivables and investments are considered to be stated at fair value.

The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings, and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings is estimated using the rates currently offered for borrowings of similar remaining maturities.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19.     Acquisition

      On October 4, 1999, ONB merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. In the merger, 3,003,007 shares of the Company’s common stock were issued to holders of common stock of ONB based on an exchange ratio of 1.5 shares of CVB Financial Corp.’s common stock for each share issued and outstanding of ONB. All of the outstanding shares of common stock of ONB were canceled upon the merger.

      Merger-Related Costs. The pooling-of-interests method of accounting requires that certain expenses incurred to effect the merger be treated as current charges against income. The Company charged to expense merger costs of approximately $3.0 million, after tax. The merger costs included accounting fees, investment banker fees, legal fees, and severance expenses. Merger-related employee costs were $2,282,000.

20.     Subsequent Events

      On January 17, 2002, the Bank signed an Agreement and Plan of Reorganization with Western Security Bancorp (“Western”) and Western Security Bank, National Association (“WSB”), a wholly owned subsidiary of Western. Under this agreement, the Bank will acquire Western and WSB and all of their subsidiaries existing at the time of the acquisition. This acquisition is subject to regulatory approval and the approval of the shareholders of Western. Under the terms of this agreement, the Bank will pay the shareholders of Western 1.2 times book value, but no less than $8.50 per share. It is anticipated that this acquisition will close in the second quarter of 2002.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

CVB Financial Corp.
Ontario, California

      We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of CVB Financial Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

February 12, 2002

INDEX TO EXHIBITS

Exhibit
No.		Page

2.1	Agreement and Plan of Reorganization by and between Citizens Business Bank, Western Security Bancorp and Western Security Bank dated January 17, 2002(1)
3.1	Articles of Incorporation of the Company, as amended.
3.2	Bylaws of Company, as amended.(2)	*
3.3	Reserved.	*
4.1	Form of Registrant’s Common Stock certificate.(2)	*
4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights(2)	*
4.3	Certificate of Determination of Participating Preferred Stock of Registrant(2)	*
4.4	Form of Rights Certificate(2)	*
4.5	Summary of Rights(2)	*
10.1	Reserved.	*
10.2	Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991.(2)	*
10.3	Chino Valley Bank Profit Sharing Plan, as amended.(3)	*
10.4	Reserved	*
10.5	Reserved	*
10.6	Reserved	*
10.7	Reserved	*
10.8	Reserved	*
10.9	Reserved	*
10.10	Reserved	*
10.11	Reserved	*
10.12	Reserved	*
10.13	Form of Indemnification Agreement.(4)	*
10.14	Reserved	*
10.15	Reserved	*
10.16	Reserved	*
10.17	1991 Stock Option Plan, as amended.(5)	*
10.18	2000 Stock Option Plan.(6)	*
10.19	Form of Option Agreement under 2000 Stock Option(6)	*
10.20	Reserved	*
10.21	Reserved	*
10.22	Reserved	*
10.23	Reserved	*
10.24	Reserved	*
10.25	Reserved	*
10.26	Reserved	*
10.27	Reserved	*
10.28	Reserved	*
10.29	Severance Compensation Agreement dated September 19, 2001 with Edwin J. Pomplun.
10.30	Severance Compensation Agreement dated September 19, 2001 with Frank Basirico.

Exhibit
No.		Page

10.31	Severance Compensation Agreement dated September 19, 2001 with Jay Coleman.
10.32	Reserved	*
10.33	Reserved	*
10.34	Reserved	*
10.35	Severance Compensation Agreement dated September 19, 2001 with Edward Biebrich.
10.36	Reserved.	*
10.37	CVB Financial Corp. 1999 Orange National Bancorp 1993 Continuation Stock Option Plan(7)	*
10.38	CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan(7)	*
12	Statement regarding computation of ratios (included in Form 10-K)	*
21	Subsidiaries of Company.
23	Consent of Independent Certified Public Accountants.

*	Not applicable.

(1)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K on January 29, 2002, Commission File No. 1-10394, which is incorporated herein by this reference.

(2)	Filed as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4, 4.5 and 10.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 1658197, which are incorporated herein by this reference.

(3)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(4)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(5)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(6)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(7)	Filed as Exhibit 99.1 and 99.2 to Registrant’s Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.