Form 10-Q
period 2002-03-31
CVB FINANCIAL CORP
filed 2002-05-10
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10140

CVB FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No.95-3629339

701 North Haven Ave, Suite 350, Ontario, California 91764
(909) 980-4030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO

Number of shares of common stock of the registrant: 34,894,973 outstanding as of April 30, 2002.

                                                   PART I - FINANCIAL INFORMATION

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    Dollar amounts in thousands

                                                                                         March 31,            December 31,
                                                                                            2002                  2001
                                                                                      ----------------    --------------------
                                                                                        (unaudited)
       ASSETS
       Federal funds sold                                                                      15,000     $            20,000                                                                           $
       Investment securities available-for-sale                                             1,294,261               1,181,503
       Loans and lease finance receivables, net                                             1,134,903               1,167,071
                                                                                       ---------------      ------------------
            Total earning assets                                                            2,444,164               2,368,574
       Cash and due from banks                                                                 75,440                  82,651
       Premises and equipment, net                                                             29,733                  29,921
       Deferred taxes                                                                           2,520
       Intangibles                                                                              1,235                   1,393
       Cash value life insurance                                                                7,614                   7,578
       Accrued interest receivable                                                             16,112                  14,711
       Other assets                                                                             8,315                   9,274
                                                                                       ---------------      ------------------
             TOTAL ASSETS                                                                   2,585,133     $         2,514,102                                                                           $
                                                                                       ===============      ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                                                               746,121     $           766,329                                                                           $
            Interest-bearing                                                                1,145,243               1,110,630
                                                                                       ---------------      ------------------
               Total deposits                                                               1,891,364               1,876,959
          Demand Note to U.S. Treasury                                                          2,288                   9,999
          Short-term borrowings                                                                65,000                  50,000
          Long-term borrowings                                                                315,000                 325,000
          Deferred taxes                                                                                                  514
          Accrued interest payable                                                              4,889                   7,402
          Funds due on securities purchased                                                    55,027
          Other liabilities                                                                    27,899                  23,480
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES                                                              2,361,467               2,293,354
                                                                                       ---------------      ------------------
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; (none issued or outstanding)
          Common stock -authorized, 50,000,000 shares
             without par; issued and outstanding
             34,882,946 (2002) and 34,782,234 (2001)                                          146,344                 146,108
          Retained earnings                                                                    67,179                  60,671
          Accumulated other comprehensive income, net of tax                                   10,143                  13,969
                                                                                       ---------------      ------------------
             Total stockholders' equity                                                       223,666                 220,748
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     2,585,133     $         2,514,102                                                                           $
                                                                                       ===============      ==================

       See accompanying notes to the consolidated financial statements.

                                 CVB FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                             (unaudited)
                            Dollar amounts in thousands, except per share

                                                                             For the Three Months
                                                                                Ended March 31,

                                                                              2002             2001
                                                                         --------------  --------------
                                                                         --------------  --------------
     Interest income:
       Loans, including fees                                             $      21,125    $     23,176
       Investment securities:
          Taxable                                                               11,137          12,941
          Tax-preferred                                                          4,105           3,753
                                                                           ------------     -----------
                                                                           ------------     -----------
                 Total investment income                                        15,242          16,694
       Federal funds sold                                                          266              68
                                                                           ------------     -----------
                                                                           ------------     -----------
                 Total interest income                                          36,633          39,938
     Interest expense:
       Deposits                                                                  5,292           9,303
       Borrowings                                                                4,703           6,636
                                                                           ------------     -----------
                                                                           ------------     -----------
                 Total interest expense                                          9,995          15,939
                                                                           ------------     -----------
                                                                           ------------     -----------
         Net interest income before provision for credit losses                 26,638          23,999
     Provision for credit losses                                                                   750
                                                                           ------------     -----------
                                                                           ------------     -----------
         Net interest income after
            provision for credit losses                                         26,638          23,249
     Other operating income:
        Service charges on deposit accounts                                      3,299           3,146
        Wealth Management services                                               1,012           1,109
        Investment services                                                        375             328
        Bankcard services                                                          279             225
        Other                                                                      448           1,468
        Gain(loss) on sale of securities                                         3,071           (605)
                                                                           ------------     -----------
                                                                           ------------     -----------
                 Total other operating income                                    8,484           5,671
     Other operating expenses:
        Salaries and employee benefits                                           8,513           7,933
        Occupancy                                                                1,535           1,387
        Equipment                                                                1,453           1,223
        Stationary and supplies                                                    945             868
        Professional services                                                      882           1,255
        Promotion                                                                  954             783
        Data processing                                                            316             370
        Other                                                                      899           1,278
                                                                           ------------     -----------
                                                                           ------------     -----------
                 Total other operating expenses                                 15,497          15,097
                                                                           ------------     -----------
                                                                           ------------     -----------
     Earnings before income taxes                                               19,625          13,823
     Income taxes                                                                7,308           5,014
                                                                         --------------  --------------
                                                                         --------------  --------------
         Net earnings                                                    $      12,317    $      8,809
                                                                         ==============  ==============
                                                                         ==============  ==============

     Basic earnings per common share                                     $        0.35    $       0.26
                                                                         ==============  ==============
                                                                         ==============  ==============
     Diluted earnings per common share                                   $        0.35    $       0.25
                                                                         ==============  ==============
                                                                         ==============  ==============

     Cash dividends per common share                                     $        0.14    $       0.14
                                                                         ==============  ==============
                                                                         ==============  ==============

     See accompanying notes to the consolidated financial statements.

                                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (unaudited)
                                        (Dollars and shares in thousands)

                                                                                                Accumulated
                                                                                                   Other
                                                     Common                                     Comprehensive
                                                     Shares          Common       Retained         Income          Comprehensive
                                                   Outstanding       Stock       Earnings       Net of Tax           Income
                                                  ---------------------------  ------------  -----------------    --------------
                                                  -------------  ------------  ------------  -----------------    --------------
    Balance January 1, 2001                             27,659   $   145,648   $    36,179   $          6,803
    Issuance of common stock                               167           460
    5-for-4 stock split                                  6,956
    Tax benefit from exercise of stock options                                          19
    Cash dividends                                                                (15,585)
    Comprehensive income:
      Net earnings                                                                  40,058                      $        40,058
      Other comprehensive income:
          Unrealized gains on securities
              available-for-sale, net                                                                   7,166             7,166
                                                                                                                  --------------
                                                                                                                  --------------
               Comprehensive income                                                                             $        47,224
                                                  -------------    ----------    ----------   ----------------    ==============
                                                  -------------    ----------    ----------   ----------------    ==============
    Balance December 31, 2001                           34,782       146,108        60,671             13,969
    Issuance of common stock                               101           236
    Cash dividends                                                                 (5,809)
    Comprehensive income:
      Net earnings                                                                  12,317                      $        12,317
      Other comprehensive income:
          Unrealized loss on securities
              available-for-sale, net                                                                 (3,826)           (3,826)
                                                                                                                ----------------
                                                                                                                ----------------
               Comprehensive income                                                                             $         8,491
                                                  -------------  ------------  ------------  -----------------  ================
                                                  -------------  ------------  ------------  -----------------  ================
    Balance March 31, 2002                              34,883   $   146,344   $    67,179   $         10,143
                                                  =============  ============  ============  =================
                                                  =============  ============  ============  =================

    See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            dollar amounts in thousands
                                                                               For the Three Months
                                                                                  Ended March 31,

                                                                                2002             2001
                                                                          ---------------  ---------------
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $       27,565   $       35,947
           Service charges and other fees received                                 5,413            6,276
           Interest paid                                                        (12,508)         (17,096)
           Cash paid to suppliers and employees                                 (14,638)         (15,038)
           Income taxes paid                                                     (1,234)
                                                                            -------------    -------------
                                                                            -------------    -------------
             Net cash provided by operating activities                             4,598           10,089
                                                                            -------------    -------------
                                                                            -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available-for-sale                  152,500          165,848
           Proceeds from maturities of securities available-for-sale              39,298           16,229
           Purchases of securities available-for-sale                          (246,477)        (174,001)
           Net decrease in loans                                                  33,198           16,209
           Proceeds from sales of premises and equipment                               0               50
           Purchase of premises and equipment                                    (1,152)          (1,046)
           Other investing activities                                              (298)          (3,196)
                                                                            -------------    -------------
                                                                            -------------    -------------
             Net cash (used in) provided by investing activities                (22,931)           20,093
                                                                            -------------    -------------
                                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase (decrease) in transaction deposits                        34,679         (14,697)
           Net (decrease) increase in time deposits                             (20,273)           40,421
           Net (decrease) in borrowings                                          (2,711)         (86,675)
           Cash dividends on common stock                                        (5,809)          (3,896)
           Proceeds from exercise of stock options                                   236              117
                                                                            -------------    -------------
                                                                            -------------    -------------
             Net cash provided by (used in) financing activities                   6,122         (64,730)
                                                                            -------------    -------------
                                                                            -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (12,211)         (34,548)
CASH AND CASH EQUIVALENTS, beginning of period                                   102,651          140,315
                                                                            -------------    -------------
                                                                            -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                  $       90,440   $      105,767
                                                                            =============    =============
                                                                            =============    =============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            dollar amounts in thousands
                                                                               For the Three Months
                                                                                  Ended March 31,

                                                                                2002             2001
                                                                          ---------------  ---------------
                                                                          ---------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
           Net earnings                                                   $       12,317   $        8,809
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Gain on sale of investment securities                                 (3,170)            (570)
           Loss on sale of investment securities                                      99            1,175
           Loss on sale of premises and equipment                                      8               51
           Increase in cash value of life insurance                                 (36)             (36)
           Amortization of premiums on investment securities                     (6,578)          (3,466)
           Provisions for credit losses                                                0              750
           Depreciation and amortization                                           1,372            1,153
           Change in accrued interest receivable                                 (1,401)              153
           Change in accrued interest payable                                    (2,513)          (1,150)
           Change in other assets and liabilities                                  4,500            3,220
                                                                          ---------------  ---------------
                                                                          ---------------  ---------------
             Total adjustments                                                   (7,719)            1,280
                                                                          ---------------  ---------------
                                                                          ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      $        4,598   $       10,089
                                                                          ===============  ===============
                                                                          ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities

           Securities purchased and not settled                           $       55,027   $       12,425
           Securities sold and not settled                                $                $     (22,845)

See accompanying notes to the consolidated financial statements.
CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2002 and 2001

  Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements in CVB Financial Corp.'s 2001 Annual Report on Form 10-K.

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations. Although the Company has not completed its initial valuation of goodwill and other intangible assets as of March 31, 2002, management believes that the adoption of the statement on January 1, 2002 will not have a material adverse effect on the Company's financial statements.

  The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $4.7 million at March 31, 2002. These loans were supported by collateral with a fair market value, net of prior liens, of $3.9 million.

  Certain reclassifications have been made in the 2001 financial information to conform to the presentation used in 2002.

  In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2002, the Company had entered into commitments with certain customers amounting to $430.8 million compared to $383.2 million at December 31, 2001. Letters of credit at March 31, 2002, and December 31, 2001, were $15.0 million and $12.5 million, respectively.

  The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which in the opinion of management are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2002 are not necessarily indicative of results, which may be expected for any other interim period or for the year as a whole.

  The actual number of shares outstanding at March 31, 2002 was 34,882,946. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 2001 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect as applicable, to the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002. The table below presents the reconciliation of earnings per share for the periods indicated.
                                                                Earnings Per Share Reconciliation
                                                    (Dollars and shares in thousands, except per share amounts)
                                                                        For the Three Months
                                                                          Ended March 31,
                                                     2002                                            2001
                                ---------------------------------------------  ------------------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares       Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)          Amount
                                ---------------------------------------------  ------------------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       12,317            34,848       $0.35   $         8,809           34,629                $0.26
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                   735        0.00                                630               (0.01)
                                ---------------------------------------------    ----------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       12,317            35,583       $0.35   $         8,809           35,259                $0.25
                                =============================================  ======================================================

CVB FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

        Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2001 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        The Company reported net earnings of $12.3 million for the three months ended March 31, 2002. This represented an increase of $3.5 million, or 39.83%, over net earnings of $8.8 million, for the three months ended March 31, 2001. Basic earnings per share for the three-month period increased to $0.35 per share for 2002, compared to $0.26 per share for 2001. Diluted earnings per share increased to $0.35 per share for the first three months of 2002, compared to $0.25 per share for the same three-month period last year. The annualized return on average assets was 1.99% for the first three months of 2002 compared to a return on average assets of 1.58% for the three months ended March 31, 2001. The annualized return on average equity was 21.84% for the three months ended March 31, 2002, compared to a return of 18.37% for the three months ended March 31, 2001.

        Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $16.6 million for the three months ended March 31, 2002. This represented an increase of $1.4 million, or 9.07%, compared to operating earnings of $15.2 million for the first three months of 2001.

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

        The Company’s net interest income totaled $26.6 million for the three months ended March 31, 2002. This represented an increase of $2.6 million, or 11.00%, over net interest income of $24.0 million for the same period in 2001. The increase in net interest income of $2.6 million for 2002 resulted from a decrease of $3.3 million in interest income and a $5.9 million reduction in interest expense. The decrease in interest income of $3.3 million resulted from the decline in the average yield on earning assets to 6.59% for the first three months of 2002 from 7.97% the same period in 2001, which offset a $245.8 million increase in average earning-assets. The reduction of $5.9 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.68% for the first three months of 2002 from 4.52% the same period in 2001, which offset a $84.5 million increase in average interest-bearing liabilities.

        The decrease in interest income was primarily the result of the decline in the average yield on earning-assets. Interest income totaled $36.6 million for the first three months of 2002. This represented a decrease of $3.3 million, or 8.28%, compared to total interest of $39.9 million for the same period last year.

        The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $10.0 million for the first three months of 2002. This represented a decrease of $5.9 million, or 37.30%, over total interest expense of $15.9 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the first quarter of 2001 and 2002.

        Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the three-month periods ended March 31, 2002, and 2001. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 42% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and
Interest Differentials
(amounts in thousands)
                                                        Three-month periods ended March 31,
                                                     2002                                2001
                                       ----------------------------------   -------------------------------
                                       ----------------------------------   -------------------------------
                                            Average                             Average
ASSETS                                      Balance    Interest     Rate        Balance   Interest    Rate
                                       -------------  ----------  -------   ------------  --------- -------
                                       -------------  ----------  -------   ------------  --------- -------
Investment Securities
  Taxable (1)                          $    821,869 $    11,137    5.50%    $   785,707 $   12,941   6.68%
  Tax preferenced (2)                       321,555       4,105    7.35%        279,397      3,753   7.74%
Federal Funds Sold                           54,956         266    1.96%          4,994         68   5.52%
Loans (3) (4)                             1,160,999      21,125    7.38%      1,043,452     23,176   9.01%
                                       -------------  ----------  -------   ------------  --------- -------
                                       -------------  ----------  -------   ------------  --------- -------
Total Earning Assets                      2,359,379      36,633    6.59%      2,113,550     39,938   7.97%
Total Non Earning Assets                    145,070                             146,113
                                       -------------                        ------------
                                       -------------                        ------------
Total Assets                           $  2,504,449                         $ 2,259,663
                                       =============                        ============
                                       =============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                        $    731,146                         $   609,723
Savings Deposits (5)                        713,511 $     2,270    1.29%        537,347 $    3,270   2.47%
Time Deposits                               425,184       3,022    2.88%        435,531      6,033   5.62%
                                       -------------  ----------  -------   ------------  --------- -------
                                       -------------  ----------  -------   ------------  --------- -------
Total Deposits                            1,869,841       5,292    1.15%      1,582,601      9,303   2.38%
                                       -------------  ----------  -------   ------------  --------- -------
                                       -------------  ----------  -------   ------------  --------- -------
Other Borrowings                            375,877       4,703    5.07%        457,154      6,636   5.89%
                                       -------------  ----------  -------   ------------  --------- -------
                                       -------------  ----------  -------   ------------  --------- -------
Interest Bearing Liabilities              1,514,572       9,995    2.68%      1,430,032     15,939   4.52%
                                       -------------                        ------------
                                       -------------                        ------------
Total deposits and borrowings             2,245,718                           2,039,755
Other Liabilities                            30,015                              25,454
Stockholders' Equity                        228,716                             194,454
Total Liabilities and
                                       -------------                        ------------
                                       -------------                        ------------
  Stockholders' Equity                 $  2,504,449                         $ 2,259,663
                                       =============                        ============
                                       =============                        ============

Net interest spread                                                3.92%                             3.45%
Net interest margin                                                4.88%                             4.91%
Net interest margin excluding loan                                 4.70%                             4.74%
fees

(1) Includes short-term interest bearing deposits with other institutions
(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 42.00%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2002, $1,030; 2001, $898
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2002, $1,340; 2001, $1,578
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s taxable equivalent (TE) net interest margin was 4.88% for the first three months of 2002, compared to 4.91% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 7.97% in the first three months of 2001 to 6.59% in the same period of 2002, a decrease of 138 basis points
  Interest expense as a percent of average earning assets decreased from 3.06% in the first three months of 2001 to 1.72% in the same period of 2002, a decrease of 134 basis points
  Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 28.85% in the first three months of 2001 to 31.00% for the same period in 2002
  Decrease in average interest-bearing liabilities as a percent of average earning assets from 67.66% in the first three months of 2001 to 64.19% for the same period in 2002
  Decreases in average investments as a percent of average earning assets from 50.39% in the first three months of 2001 to 48.46% in the same period of 2002 ecrease in average borrowings as a percent of average earning assets from 21.63% in the first three months of 2001 to 15.93% in the same period of 2002
  Increase in average fed funds as a percent of average earning assets from 0.24% in the first three months of 2001 to 2.33% in the same period of 2002

        It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs. In addition, the Company believes that the change in mix of interest-free and interest-bearing deposits was in part due to monies being transferred out of the stock market during 2001 due to declining stock market values.

        Although the net interest margin has declined net interest income has increased. This primarily reflects the growth in average earning assets from $2.1 million in the first three months of 2001 to $2.4 million in the same period in 2002. This represents an 11.63% increase for the first three months of 2002 over the same period last year. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 94.21% in the first three months of 2002 from 93.53% in the same period of 2001.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company’s ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company’s net interest spread (TE) was 3.92% for the first three months of 2002 and 3.45% for the same period last year. The increase in the net interest spread for the three months ended March 31, 2002 resulted from a 138 basis point decrease in the yield on earning assets offset by a 184 basis point decrease in the cost of interest-bearing liabilities, thus generating a 46 basis point increase in the net interest spread over the same period last year

        The yield (TE) on earning assets decreased to 6.59% for the first three months of 2002, from 7.97% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average investments as a percent of earning assets decreased to 48.46% in the first three months of 2002 from 50.39% for the same period in 2001. Investments typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as an alternative increased investments. The yield on loans for the first three months of 2002 decreased to 7.38% as compared to 9.01% for the same period in 2001 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2002 decreased to 6.02% compared to 6.96% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio. The decrease in the yield on earning assets for the first three months of 2002 was the result of lower yields on both loans and investments.

        The cost of average interest-bearing liabilities decreased to 2.68% for the first three months of 2002 as compared to 4.52% for the same period in 2001, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 24.82% during the first three months of 2002 as compared to 31.97% for the same period in 2001. Borrowings typically have a higher cost than interest-bearing deposits. During the first three months of 2002 the Company was able to generate more interest-bearing deposits from its customers than in the same period last year and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for the first three months of 2002 decreased to 1.88% as compared to 3.88% for the same period in 2001, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first three months of 2002 decreased to 5.07% as compared to 5.89% for the same period in 2001, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company’s net interest margin, net interest spread, and net earnings.

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
                                                       ended March 31, 2002 and 2001
                                             Increase (decrease) in interest income or expense
                                                             due to changes in:

                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         ------------    ------------   ------------   -------------
                                         ------------    ------------   ------------   -------------
Interest Income:
  Taxable investment securities        $         934   $     (2,554)  $       (184)  $      (1,804)
  Tax-advantaged securities                      296              52              4             352
  Fed funds sold & interest-bearing
   deposits with other institutions              675            (43)          (434)             198
  Loans                                        2,611         (4,190)          (472)         (2,051)
                                         ------------    ------------   ------------   -------------
                                         ------------    ------------   ------------   -------------
Total earning assets                           4,516         (6,735)        (1,086)         (3,305)
                                         ------------    ------------   ------------   -------------
                                         ------------    ------------   ------------   -------------

Interest Expense:
  Savings deposits                               556         (1,330)          (226)         (1,000)
  Time deposits                              (1,254)         (2,220)            463         (3,011)
  Other borrowings                           (1,179)           (917)            163         (1,933)
                                         ------------    ------------   ------------   -------------
                                         ------------    ------------   ------------   -------------
Total interest-bearing liabilities           (1,877)         (4,467)            400         (5,944)
                                         ------------    ------------   ------------   -------------
                                         ------------    ------------   ------------   -------------

Net Interest Income                    $       6,393   $     (2,268)  $     (1,486)  $        2,639
                                         ============    ============   ============   =============
Interest and Fees on Loans

        The Company’s major source of revenue, interest and fees on loans totaled $21.1 million for the first three months of 2002. This represented a decrease of $2.1 million, or 8.85%, over interest and fees on loans of $23.2 million for the same period in 2001. The decrease in interest and fees on loans for the first three months of 2002 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 7.38% for the first three months of 2002, compared to 9.01% for the same period in 2001. Deferred loan origination fees, net of costs, totaled $3.7 million at March 31, 2002. This represented an increase of $378,000, or 11.39%, from deferred loan origination fees, net of costs, of $3.3 million at March 31, 2001.

        In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2002 and 2001.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $1.0 million for the first three months of 2002, as compared to $898,000 for the same period in 2001, an increase of $132,000, or 14.76%.

Interest on Investments

        The second most important component of interest income is interest on investments, which totaled $15.2 million for the first three months of 2002. This represented a decrease of $1.5 million, or 8.71%, over interest on investments of $16.7 million for the same period in 2001. The decrease in interest on investments for the first three months of 2002 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 6.02% for the first three months of 2002, compared to 6.96% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio.

Provision for Credit Losses

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. While management believes that the provision for credit losses during the first three months of 2002 was adequate to provide for an appropriate allowance, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. See “Risk Management – Credit Risk” herein. There was no provision for credit losses made in the first three months of 2002. A provision for credit losses of $750,000 was made in the first three months of 2001. The decrease in the provision for credit losses was primarily the result of a systemic methodology that the Company employs to determine the appropriate allowance for the probable inherent losses in the loan and lease portfolio. The nature of this process requires considerable judgment. See “Risk Management - Credit Risk” herein.

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

        Other operating income totaled $8.5 million for the first three months of 2002. This represents an increase of $2.8 million, or 49.62%, from other operating income of $5.7 million for the same period in 2001. As noted below the gain on the sale of securities totaled $3.1 million during the first three months of 2002. Other operating income as a percent of net revenues (net interest income plus other operating income) was 24.16% for the first three months of 2002, as compared to 19.11% for the same period in 2001. Excluding gains and losses on securities, other operating income as a percent of net revenues (net interest income plus other operating income) was 16.89% for the first three months of 2002, as compared to 20.73% for the same period in 2001.

        Service charges on deposit accounts totaled $3.3 million in the first three months of 2002. This represented an increase of $153,000, or 4.86% over service charges on deposit accounts of $3.1 million for the same period in 2001. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first three months of 2002 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 38.88% (60.94%, excluding the gain on sale of securities) of other operating income in the first three months of 2002, as compared to 55.48% in the same period in 2001.

        The Wealth Management Division provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Despite the decline in stock market values in 2002 the Wealth Management Division generated fees of $1.0 million in the first three months of 2002. Fees generated by the Wealth Management Division in the first three months of 2002 decreased $98,000, or 8.80% over fees generated by the Wealth Management Division of $1.1 million in the same period in 2001. Fees generated by the Wealth Management Division represented 11.92% (18.69%, excluding the gain on sale of securities) of other operating income in the first three months of 2002, as compared to 19.56% for the same period in 2001.

        Investment Services, which provides mutual funds, certificate of deposit and other non-insured investment products, generated fees totaling $375,000 in the first three months of 2002. This represented an increase of $47,000, or 14.23% over fees generated of $328,000 for the same period in 2001. Fees generated by Investment Services represented 4.42% (6.92%, excluding the gain on sale of securities) of other operating income in the first three months of 2002, as compared to 5.78% for the same period in 2001.

        Bankcard, which provides merchant bankcard services, generated fees totaling $279,000 in the first three months of 2002. This represented an increase of $53,000, or 23.74% over fees generated of $225,000 for the same period in 2001. Fees generated by Bankcard represented 3.29% (5.15%, excluding the gain on sale of securities) of other operating income in the first three months of 2002, as compared to 3.97% for the same period in 2001.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $449,000 in the first three months of 2002. This represented a decrease of $1.0 million, or 69.37% over other fees and income generated of $1.5 million for the same period in 2001. The large decrease in other income for 2002 compared to 2001 was the result of a one-time settlement of litigation received in March 2001 of $900,000. Other operating income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $32,000 in the first three months of 2002 and $54,000 for the same period in 2001. Ventures, a subsidiary of the Company, had revenues of $13,000 in the first three months of 2002 and $9,000 for the same period in 2001. Other fees and income represented 5.30% (8.30%, excluding the gain on sale of securities) of other operating income in the first three months of 2002, as compared to 25.88% for the same period in 2001.

        The sale of securities generated income or (loss) totaling $3.1 million in the first three months of 2002, and $(605,000) for the same period in 2001. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the first quarter of 2002 the Company continued to execute a strategy to reposition the portfolio for an increasing rate environment and to minimize the Company’s exposure to interest rate and market risks.

Other Operating Expenses

        Other operating expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses. Other operating expenses totaled $15.5 million for the first three months of 2002. This represents an increase of $399,000, or 2.65%, from other operating expenses of $15.1 million for the same period in 2001.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management’s ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.51% for the first three months of 2002, compared to a ratio of 2.71% for the same period in 2001. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

        Management’s ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2002, the efficiency ratio was 44.12% (48.35%, excluding the gain on the sale of securities), compared to a ratio of 50.88% for the same period in 2001. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $8.5 million for the first three months of 2002. This represented an increase of $580,000, or 7.31%, over salaries and related expenses of $7.9 million for the same period in 2001. The increases for 2002 primarily resulted from increased staffing levels. At March 31, 2002, the Company employed 580 persons, 362 on a full-time and 218 on a part-time basis, this compares to 558 persons, 343 on a full-time and 215 on a part-time basis at March 31, 2001. Salaries and related expenses as a percent of average assets decreased to 1.38% for the first three months of 2002, compared to 1.42% for the same period in 2001.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $1.5 million for the first three months of 2002. This represented an increase of $148,000, or 10.68%, over occupancy expense of $1.4 million for the same period in 2001. Equipment expense totaled $1.5 million for the first three months of 2002. This represented an increase of $230,000, or 18.81%, over the $1.2 million expense for the same period in 2001.

        Stationary and supplies expense totaled $945,000 for the first three months of 2002. This represented an increase of $77,000, or 8.91%, over the expense of $868,000 for the same period in 2001.

        Professional services totaled $882,000 million for the first three months of 2002. This represented a decrease of $373,000 or 29.75%, over an expense of $1.3 million for the same period in 2001.

        Promotion expense totaled $954,000 for the first three months of 2002. This represented an increase of $171,000, or 21.85%, from an expense of $783,000 for the same period in 2001.

        Data processing expense totaled $316,000 for the first three months of 2002. This represented a decrease of $54,000, or 14.47%, from an expense of $370,000 for the same period in 2001.

        Other operating expense totaled $898,000 for the first three months of 2002. This represented a decrease of $380,000, or 29.76%, from an expense of $1.3 million for the same period in 2001. Other expenses include the amortization of goodwill and intangibles. The amortization expense of goodwill and intangibles totaled $40,000 for the first three months of 2002 and $274,000 for the same period in 2001. The decrease in 2002 is a result of the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No 142, “Accounting for Goodwill and Other Intangible Assets”. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17.

Income Taxes

        The Company’s effective tax rate for the first three months of 2002 was 37.24%. This compares to effective tax rates of 36.27% for the same period in 2001. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $2.59 billion at March 31, 2002. This represented an increase of $71.0 million, or 2.83%, over total assets of $2.51 billion at December 31, 2001. Earning assets totaled $2.44 billion at March 31, 2002. This represented an increase of $75.6 million, or 3.19%, over earning assets of $2.37 billion at December 31, 2001. Total liabilities were $2.36 billion at March 31, 2002. This represented an increase of $68.1 million, or 2.97%, over total liabilities of $2.29 billion at December 31, 2001. Total equity was $223.7 million at March 31, 2002. This represented an increase of $2.9 million, or 1.32%, over total equity of $220.7 million at December 31, 2001.

Investment Securities

        The Company reported total investment securities of $1.29 billion at March 31, 2002. This represented an increase of $112.8 million, or 9.54%, over total investment securities of $1.18 billion at December 31, 2001.

        The Company has adopted SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under this standard, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At March 31, 2002, securities held as available-for-sale had a fair market value of $1.29 billion, representing 100.00% of total investment securities with an amortized cost of $1.28 billion. At March 31, 2002, the net unrealized holding gain on securities available-for-sale was $17.5 million and that resulted in accumulated other comprehensive income of $10.1 (net of $7.4 million in deferred taxes). At December 31, 2001, the Company reported a net unrealized gain on investment securities available-for-sale of $24.1 million. Accumulated other comprehensive income totaled $14.0 million (net of deferred taxes of $10.1 million).

        Table 3 sets forth investment securities available-for-sale at March 31, 2002 and December 31, 2001.

Table 3 - Composition of Investment Securities
(dollars in thousands)
                                                                   March 31, 2002                                              December 31, 2001
                                              ---------------------------------------------------------     ----------------------------------------------------------
                                              ------------------------------------------------------------------------------------------------------------------------
                                                Amortized   Market Value  Net Unrealized     Year-to-Date    Amortized   Market Value    Net Unrealized    Year-to-Date
                                                  Cost                      Gain/(Loss)       Yield (TE)        Cost                      Gain/(Loss)      Yield (TE)
                                              ------------------------------------------------------------------------------------------------------------------------
                                              ------------  -----------  ----------------  ------------     -----------  -----------  ------------------   -----------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                  $       1,000 $      1,018 $              18         5.91%    $      1,000 $      1,029 $                29         5.77%

  Mortgage-backed securities                      407,647      411,731             4,084         5.60%         328,979      334,876               5,897         6.18%

  CMO's / REMIC's                                 297,832      301,742             3,910         5.95%         311,605      317,262               5,657         6.35%

  Government agency securities                    101,282      100,178           (1,104)         3.67%          51,212       51,232                  20         4.90%

  Tax-effected securities                         310,065      320,717            10,652         7.27%         316,339      327,074              10,735         7.47%

  Corporate bonds                                 138,135      138,062              (73)         5.39%         127,782      129,528               1,746         6.04%

  Other  securities                                20,813       20,813                 0         6.11%          20,502       20,502                   0         5.83%
                                              ------------  -----------  ----------------  ------------     -----------  -----------  ------------------   -----------
                                              ------------  -----------  ----------------  ------------     -----------  -----------  ------------------   -----------

Total Investment Securities                 $   1,276,774 $  1,294,261 $          17,487         6.02%    $  1,157,419 $  1,181,503 $            24,084         6.56%
                                              ============  ===========  ================  ============     ===========  ===========  ==================   ===========

        Approximately 59.6% of the portfolio represents securities issued by the U.S. government or a U.S. government agency, which guarantee payment of principal and interest. The weighted-average yield on the investment portfolio at March 31, 2002 was 6.02% with a weighted-average life of 4.14 years. This compares to a yield of 6.56% at December 31, 2001 with a weighted-average life of 4.28 years and a yield of 6.96% at March 31, 2001 with a weighted-average life of 5.35 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

        At March 31, 2002, the Company reported total loans, net of deferred loan fees, of $1.16 billion. This represents a decrease of $31.6 million, or 2.66%, over total loans of $1.19 billion at December 31, 2001.

Table 4 - Distribution of Loan Portfolio by Type

                                              March 31, 2002                          December 31, 2001
                                         -------------------------                --------------------------
                                         -------------------------                --------------------------
Commercial and Industrial                 $               477,017        41.1%     $                491,989         41.3%
Real Estate:
      Construction                                        102,451         8.8%                       69,604          5.8%
      Mortgage                                            418,475        36.1%                      422,085         35.4%
Consumer                                                   19,625         1.7%                       19,967          1.7%
Municipal lease finance receivables                        19,814         1.7%                       20,836          1.8%
Agribusiness                                              122,289        10.6%                      166,441         14.0%
                                            ----------------------  -----------      -----------------------   -----------
                                            ----------------------  -----------      -----------------------   -----------
      Gross Loans                                       1,159,671       100.0%                    1,190,922        100.0%
Less:
      Allowance for credit losses                        (21,074)                                  (20,469)
      Deferred net loan fees                              (3,694)                                   (3,382)
                                         -------------------------                --------------------------
                                         -------------------------                --------------------------
Net Loans                                 $             1,134,903                  $              1,167,071
                                         =========================                ==========================

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

Non-performing Assets

        As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $1.3 million at March 31, 2002, an increase of $11,000, or 0.83% from $1.3 million at March 31, 2001. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $1.3 million at March 31, 2002. This represented a decrease of $238,000, or 15.07%, from the level of non-performing loans at December 31, 2001. In addition, the Company had loans classified as impaired at March 31, 2002 totaling $4.7 million. This represents a decrease of $10.3 million, or 68.49% compared to loans classified as impaired of $15.0 million at March 31, 2001; and represents a decrease of $10.0 million, or 67.96% compared to loans classified as impaired of $14.7 million at December 31, 2001.

        Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

        TABLE 5 - Non-performing Assets (dollar amount in thousands)

                                                                      March 31, 2002           December 31, 2001
        Non-accrual loans                                                     $1,340                      $1,574
        Loans past due 90 days or more
          and still accruing interest                                              0                           4
        Restructured loans                                                         0                           0
        Other real estate owned (OREO), net                                        0                           0

                                                         ----------------------------    ------------------------
        Total non-performing assets                                           $1,340                      $1,578
                                                         ============================    ========================

        Percentage of non-performing assets
          to total loans outstanding and OREO                                  0.12%                       0.13%

        Percentage of non-performing
          assets to total assets                                               0.05%                       0.06%

         Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see "Risk Management - Credit Risk" herein) the Bank's management is not aware of any loans as of March 31, 2002 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

         At March 31, 2002 and December 31, 2001, the Company held no properties as other real estate owned.

Deposits

         The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

         At March 31, 2002, total deposits were $1.89 billion. This represented an increase of $14.4 million, or 0.77%, from total deposits of $1.88 billion at December 31, 2001. Average total deposits for the first three months of 2002 were $1.87 billion. This represented an increase of $287.2 million, or 18.15%, from average total deposits of $1.58 billion for the three months ended March 31, 2001. The comparison of average balances for the first three months of 2002 is more representative of the Company's growth in deposits as it excludes the historical seasonal peak in deposits at year-end.

     The composition of deposits is as follows:
                                               March 31, 2002                         December 31, 2001
                                                               (Amounts in thousands)
    Non-interest bearing deposits
         Demand deposits             $         746,121             39.4%     $         766,329             40.8%
    Interest bearing deposits
         Savings Deposits                      729,147             38.6%               674,261             35.9%
         Time deposits                         416,096             22.0%               436,369             23.3%
                                       ----------------  ----------------       ---------------  ----------------
                                       ----------------  ----------------       ---------------  ----------------
    Total deposits                   $       1,891,364            100.0%     $       1,876,959            100.0%
                                       ================  ================       ===============  ================

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $746.1 million at March 31, 2002, representing a decrease of $20.2 million, or 2.64%, from total demand deposits of $766.3 million at December 31, 2001. The decrease in demand deposits from the year-end total reflects normal seasonal fluctuations relating to agricultural and other depositors. Average demand deposits for the first three months of 2002 were $731.1 million. This represented an increase of $21.0 million, or 2.96%, from average demand deposits of $710.2 million for the three months ended December 31, 2001. Non-interest-bearing demand deposits represented 39.45% of total deposits as of March 31, 2002 and 40.83% of total deposits as of December 31, 2001.

        Savings deposits, which includes savings, interest-bearing demand, and money market accounts, totaled $729.1 million at March 31, 2002, representing an increase of $54.9 million, or 8.14%, from savings deposits of $674.3 million at December 31, 2001. Savings deposits are less affected by the Company’s seasonal fluctuation in demand deposits.

        Time deposits totaled $416.1 million at March 31, 2002. This represented a decrease of $20.3 million, or 4.65%, over total time deposits of $436.4 million at December 31, 2001. Time deposits are not affected by the Company’s historical seasonal fluctuation in demand deposits.

Borrowed Funds

        To achieve the desired growth in earning assets the Company funds that growth through generating a source of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds) was 16.74% at March 31, 2002, as compared to 19.22% at December 31, 2001.

        During 2002 and 2001, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). The Bank had outstanding balances of $65.0 million and $50.0 million under these agreements at March 31, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 4.37% and 5.71% at March 31, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

        During 2002 and 2001, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $315.0 million and $325.0 million under these agreements at March 31, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 5.08% and 5.09% at March 31, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

        The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On March 31, 2002 and December 31, 2001 the amounts held by the bank in the TT&L Note Option Program were $2.3 million and $10.0 million, collateralized by securities, respectively. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At March 31, 2002, borrowed funds totaled $382.3 million. This represented a decrease of $2.7 million, or 0.70%, from total borrowed funds of $385.0 million at December 31, 2001.

Capital Resources

        Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Company’s equity capital was $223.7 million at March 31, 2002. This represented an increase of $2.9 million, or 1.32% over equity capital of $220.7 million at December 31, 2001. The Company’s 2001 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2002, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2002, and December 31, 2001.

     Table 6 - Regulatory Capital Ratios

                                          Required
                                          Minimum            March 31, 2002               December 31, 2001
                                                        --------------------------    --------------------------
                                                        --------------------------    --------------------------
     Capital Ratios                        Ratios         Company        Bank           Company        Bank
     Risk-based capital ratios
     Tier I                                    4.00%          12.22%       12.28%           11.97%       11.96%
     Total                                     8.00%          13.47%       13.53%           13.19%       13.19%
     Leverage ratio                            4.00%           8.37%        8.41%            8.64%        8.63%

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

        The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will insure an appropriate level of allowance is present or established.

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

        Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

        The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies”. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

  then-existing general economic and business conditions affecting the key lending areas of the Company, then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values,
  loan volumes and concentrations,
  seasoning of the loan portfolio,
  specific industry conditions within portfolio segments,
  recent loss experience in particular segments of the portfolio, duration of the current business cycle,
  bank regulatory examination results and
  findings of the Company's internal credit examiners.

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

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first three months of 2002, as compared to $750,000 for the same period in 2001.

        At March 31, 2002, the Company reported an allowance for credit losses of $21.1 million. This represented an increase of $605,000, or 2.95%, from the allowance for credit losses of $20.5 million at December 31, 2001.

        At March 31, 2002, the Company had loans classified as impaired totaling $4.7 million. This represents a decrease of $10.0 million, or 67.96% compared to loans classified impaired of $14.7 million at December 31, 2001. Impaired loans measured, as a percent of gross loans equaled 0.41% and 1.24%, at March 31, 2002 and December 31, 2001 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $1.3 million at March 31, 2002. This represented a decrease of $238,000, or 15.07%, from non-performing loans of $1.6 million at December 31, 2001. Non-performing loans measured, as a percent of gross loans, equaled 0.12% and 0.13%, at March 31, 2002 and December 31, 2001, respectively. Nonaccrual loans decreased $234,000, or 14.86%, to $1.3 million at March 31, 2002, from $1.6 million at December 31, 2001.

TABLE 7 - Summary of Credit Loss Experience
(amounts in thousands)
                                                                             Three-months ended March 31,
                                                                                2002                2001
                                                                             ------------        ------------
                                                                             ------------        ------------

Amount of Total Loans at End of Period (1)                                $    1,155,977       $   1,036,301
                                                                             ============        ============
                                                                             ============        ============
Average Total Loans Outstanding (1)                                       $    1,160,999       $   1,043,452
                                                                             ============        ============
                                                                             ============        ============
Allowance for Credit Losses at Beginning of Period                        $       20,469       $      19,152
Loans Charged-Off:
  Real Estate Loans                                                                    0                   0
  Commercial and Industrial                                                            0                   0
  Consumer Loans                                                                      52                   1
                                                                             ------------        ------------
                                                                             ------------        ------------
    Total Loans Charged-Off                                                           52                   1
                                                                             ------------        ------------
                                                                             ------------        ------------

Recoveries:
  Real Estate Loans                                                                  653                  15
  Commercial and Industrial                                                            3                  97
  Consumer Loans                                                                       1                   8
                                                                             ------------        ------------
                                                                             ------------        ------------
    Total Loans Recovered                                                            657                 120

Net Loans Charged-Off (Recovered)                                                  (605)               (119)
                                                                             ------------        ------------
                                                                             ------------        ------------
Provision Charged to Operating Expense                                                 0                 750
                                                                             ------------        ------------
                                                                             ------------        ------------
Allowance for Credit Losses at End of period                              $       21,074       $      20,021
                                                                             ============        ============
                                                                             ============        ============
--------
(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans*                         -0.21%              -0.05%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period*                -0.21%              -0.05%
Allowance for Credit Losses to Average Total Loans                                 1.82%               1.92%
Allowance for Credit Losses to Total Loans at End of Period                        1.82%               1.93%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                -11.48%              -2.38%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses                                     -15.87%

* Net Loan Charge-Off (Recovered) amounts are annualized.

        While management believes that the allowance at March 31, 2002, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

        Approximately $713.5 million, or 55.13%, of the total investment portfolio at March 31, 2002 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to “extension risk” resulting, from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company's net interest income sensitivity analysis as of March 31, 2002:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+200 basis points	(1.17%)
-200 basis points	(0.45%)

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

        Net cash provided by operating activities totaled $4.6 million for the first three months of 2002, compared to $10.0 million for the same period last year. The decrease was primarily the result of the decrease in net interest income as a result of a lower interest rate environment

        Cash used in investing activities totaled $22.9 million for the first three months of 2002, compared to $20.1 million provided by investing activities for the same period in 2001. The funds used for investing activities primarily represented increase in investments. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.

        Funds provided by financing activities totaled $6.1 million for the first three months of 2002, compared to funds used in financing activities of $64.7 million for the same period last year. Cash flows provided from financing activities resulted from an increased in transaction deposit accounts.

        At March 31, 2002, cash and cash equivalents totaled $90.4 million. This represented a decrease of $15.3 million, or 14.49%, from a total of $105.8 million at March 31, 2001.

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2002, the Bank’s loan to deposit ratio averaged 62.09%, compared to an average ratio of 65.93% for the same period in 2001.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2002, approximately $73.9 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of March 31, 2002, CVB had no material commitments for capital expenditures.

Recent Events

         On January 17, 2002, the Bank has entered into an agreement to purchase Western Security Bank, National Association. On May 3, 2002, the Bank, Western Security Bancorp and Western Security Bank amended and restated the January 17, 2002 agreement. Under the revised structure, the Bank will purchase all of the outstanding shares of Western Security Bank from Western Security Bancorp for approximately $6.3 million in cash. The transaction remains subject to the approval of federal and state regulators, the shareholders of Western Security bancorp, and the satisfaction of all covenants and conditions contained in the May 3, 2002 agreement. There can be no assurance that this transaction will be consummated.

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
Not Applicable

Item 2	-	Changes in Securities
Not Applicable

Item 3	-	Defaults upon Senior Securities
Not Applicable

Item 4	-	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5	-	Other Information
Not Applicable

Item 6	-	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A form 8-K was filed on May 10, 2002 in connection with the Bank entering into an Agreement and Plan of Reorganization with Western
Security Bancorp and Western Security Bank. Another form 8-K was filed on May 10, 2002 in connection with the amendment and
restatement of the original agreement with Western Security Bancorp and Western Security Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

Date: May 10, 2002	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer