Form 10-Q
period 2002-06-30
CVB FINANCIAL CORP
filed 2002-08-14
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10140

CVB FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 95-3629339

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

YES X    NO

Number of shares of common stock of the registrant: 34,905,712 outstanding as of July 31, 2002.

This Form 10-Q contains 39 pages.
                                                   PART I - FINANCIAL INFORMATION

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    Dollar amounts in thousands

                                                                                          June 30,            December 31,
                                                                                            2002                  2001
                                                                                      ----------------    --------------------
                                                                                        (unaudited)
       ASSETS
       Federal funds sold                                                                      34,200     $            20,000                                                                                               $
       Investment securities available-for-sale                                             1,386,427               1,181,503
       Loans and lease finance receivables, net                                             1,241,825               1,167,071
                                                                                       ---------------      ------------------
            Total earning assets                                                            2,662,452               2,368,574
       Cash and due from banks                                                                121,499                  82,651
       Premises and equipment, net                                                             29,211                  29,921
       Deferred taxes                                                                              62
       Goodwill and other intangibles:
            Amortizable                                                                         6,432                   1,304
            Non-amortizable                                                                     5,178                   5,178
       Cash value life insurance                                                               12,653                   7,578
       Accrued interest receivable                                                             16,618                  14,711
       Other assets                                                                             4,405                   4,185
                                                                                       ---------------      ------------------
             TOTAL ASSETS                                                                   2,858,510     $         2,514,102                                                                                               $
                                                                                       ===============      ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                                                               832,082     $           766,329                                                                                               $
            Interest-bearing                                                                1,279,432               1,110,630
                                                                                       ---------------      ------------------
               Total deposits                                                               2,111,514               1,876,959
          Demand Note to U.S. Treasury                                                         15,237                   9,999
          Short-term borrowings                                                               157,000                  50,000
          Long-term borrowings                                                                292,000                 325,000
          Deferred taxes                                                                                                  514
          Accrued interest payable                                                              7,855                   7,402
          Funds due on securities purchased                                                     4,429
          Other liabilities                                                                    29,092                  23,480
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES                                                              2,617,127               2,293,354
                                                                                       ---------------      ------------------
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)
          Common stock (authorized, 62,500,000 shares
             without par; issued and outstanding
             34,901,863 (2002) and 34,782,234 (2001))                                         146,428                 146,108
          Retained earnings                                                                    73,932                  60,671
          Accumulated other comprehensive income, net of tax                                   21,023                  13,969
                                                                                       ---------------      ------------------
             Total stockholders' equity                                                       241,383                 220,748
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     2,858,510     $         2,514,102                                                                                               $
                                                                                       ===============      ==================

       See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (unaudited)
              Dollar amounts in thousands, except per share

                                                                                For the Three Months        For the Six Months
                                                                                   Ended June 30,             Ended June 30,
                                                                              2002             2001           2002            2001
                                                                         --------------  --------------  -------------   -------------
     Interest income:
       Loans, including fees                                             $      21,183    $     22,876   $     42,307    $     46,052
       Investment securities:
          Taxable                                                               12,400          12,246         23,536          25,187
          Tax-preferred                                                          3,952           4,064          8,056           7,817
                                                                           ------------     -----------  -------------   -------------
                 Total investment income                                        16,352          16,310         31,592          33,004
       Federal funds sold                                                           54              34            320             102
                                                                           ------------     -----------  -------------   -------------
                 Total interest income                                          37,589          39,220         74,219          79,158
     Interest expense:
       Deposits                                                                  5,315           8,275         10,607          17,578
       Borrowings                                                                4,827           5,292          9,530          11,930
                                                                           ------------     -----------  -------------   -------------
                 Total interest expense                                         10,142          13,567         20,137          29,508
                                                                           ------------     -----------  -------------   -------------
         Net interest income before provision for credit losses                 27,447          25,653         54,082          49,650
     Provision for credit losses                                                     0             750              0           1,500
                                                                           ------------     -----------  -------------   -------------
            provision for credit losses                                         27,447          24,903         54,082          48,150
     Other operating income:
        Service charges on deposit accounts                                      3,456           3,169          6,755           6,315
        Wealth Management services                                                 959             897          1,971           2,007
        Investment services                                                        341             347            716             675
        Bankcard services                                                          305             264            583             489
        Other                                                                    1,214             577          1,664           2,043
        Gain(loss) on sale of securities                                            25             519          3,096             (86)
                                                                           ------------     -----------    -----------     -----------
                 Total other operating income                                    6,300           5,773         14,785          11,443
     Other operating expenses:
        Salaries and employee benefits                                           8,637           7,893         17,149          15,826
        Occupancy                                                                1,593           1,393          3,128           2,780
        Equipment                                                                1,440           1,345          2,893           2,569
        Stationary and supplies                                                  1,043             926          1,988           1,794
        Professional services                                                    1,182           1,072          2,063           2,327
        Promotion                                                                  869             716          1,823           1,498
        Data processing                                                            294             330            611             700
        Goodwill and other intangibles                                              40             245             79             490
        Other                                                                      925             683          1,783           1,715
                                                                           ------------     -----------  -------------   -------------
                 Total other operating expenses                                 16,023          14,603         31,517          29,699
                                                                           ------------     -----------  -------------   -------------
     Earnings before income taxes                                               17,724          16,073         37,350          29,894
     Income taxes                                                                6,085           6,428         13,393          11,441
                                                                         --------------  --------------  -------------   -------------
         Net earnings                                                    $      11,639    $      9,645   $     23,957    $     18,453
                                                                         ==============  ==============  =============   =============
     Basic earnings per common share                                     $        0.33    $       0.28   $       0.68    $       0.54
                                                                         ==============  ==============  =============   =============
     Diluted earnings per common share                                   $        0.32    $       0.27   $       0.67    $       0.52
                                                                         ==============  ==============  =============   =============
     Cash dividends per common share                                     $        0.14    $       0.14   $       0.28    $       0.28
                                                                         ==============  ==============  =============   =============

     See accompanying notes to the consolidated financial statements.

                                    CVB FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (unaudited)
                                   (Dollars and shares in thousands)
                                                                                              Accumulated
                                                                                                 Other
                                                   Common                                     Comprehensive
                                                   Shares         Common       Retained          Income         Comprehensive
                                                Outstanding        Stock       Earnings        Net of Tax           Income
                                                -------------  ------------  ------------  -----------------    ---------------
Balance January 1, 2001                               27,659   $   145,648   $    36,179   $          6,803
Issuance of common stock                                 167           460
5-for-4 stock split                                    6,956
Tax benefit from exercise of stock options                                            19
Cash dividends                                                                   (15,585)
Comprehensive income:
  Net earnings                                                                    40,058                      $         40,058
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                     7,166              7,166
                                                                                                                ---------------
           Comprehensive income                                                                               $         47,224
                                                -------------    ----------    ----------    ---------------    ===============
Balance December 31, 2001                             34,782       146,108        60,671             13,969
Issuance of common stock                                 120           320
Cash dividends                                                                   (10,696)
Comprehensive income:
  Net earnings                                                                    23,957                      $         23,957
  Other comprehensive income:
      Unrealized gain on securities
          available-for-sale, net                                                                     7,054              7,054
                                                                                                              -----------------
           Comprehensive income                                                                               $         31,011
                                                -------------  ------------  ------------  -----------------  =================
Balance June 30, 2002                                 34,902   $   146,428   $    73,932   $         21,023
                                                =============  ============  ============  =================

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                           (dollar amounts in thousands)
                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                                2002             2001
                                                                          ---------------  ---------------                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Interest received                                              $       59,396   $       67,210
           Service charges and other fees received                                11,689           11,530
           Interest paid                                                         (20,758)         (28,465)
           Cash paid to suppliers and employees                                  (32,650)         (26,379)
           Income taxes paid                                                     (12,284)           7,250
                                                                            -------------    -------------
             Net cash provided by operating activities                             5,393           31,146
                                                                            -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sales of securities available-for-sale                  172,525          253,347
           Proceeds from maturities of securities available-for-sale              82,891           45,041
           Purchases of securities available-for-sale                           (427,906)        (334,075)
           Net decrease (increase) in loans                                       22,707          (14,114)
           Proceeds from sales of premises and equipment                               3               56
           Purchase of premises and equipment                                     (1,773)          (3,058)
           Proceeds from sales of other real estate owned                                             536
           Other investing activities                                             (3,898)         (17,153)
                                                                            -------------    -------------
             Net cash (used in) investing activities                            (155,451)         (69,420)
                                                                            -------------    -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase in transaction deposits                                   75,288           18,707
           Net increase in time deposits                                          20,651           39,986
           Net increase (decrease) in borrowings                                  76,239          (56,880)
           Cash dividends on common stock                                        (10,696)          (7,775)
           Proceeds from exercise of stock options                                   320              319
                                                                            -------------    -------------
             Net cash provided by (used in) financing activities                 161,802           (5,643)
                                                                            -------------    -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                               11,744          (43,917)
CASH AND CASH EQUIVALENTS, beginning of period                                   102,651          140,315
                                                                            -------------    -------------
CASH AND CASH EQUIVALENTS BEFORE ACQUISTION                                      114,395           96,398
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
  WESTERN SECURITY BANK, N.A.                                                     41,304
                                                                            -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                  $      155,699   $       96,398
                                                                            =============    =============

See accompanying notes to the consolidated financial statements.

                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollar amounts in thousands)
                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                                2002             2001
                                                                          ---------------  ---------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
           Net earnings                                                   $       23,957   $       18,453
           Adjustments to reconcile net earnings to net cash
              provided by operating activities:
           Gain on sale of investment securities                                  (3,195)          (1,527)
           Loss on sale of investment securities                                      99            1,613
           Loss on sale of premises and equipment                                      9               56
           Gain on sale of other real estate owned                                                   (126)
           Increase in cash value of life insurance                                 (653)              72
           Amortization of premiums on investment securities                     (11,370)          (9,237)
           Provisions for credit losses                                                0            1,449
           Depreciation and amortization                                           2,735            2,343
           Change in accrued interest receivable                                  (1,530)            (414)
           Change in accrued interest payable                                       (621)           1,054
           Change in other assets and liabilities                                 (4,038)          17,410
                                                                          ---------------  ---------------
             Total adjustments                                                   (18,564)          12,693
                                                                          ---------------  ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                      $        5,393   $       31,146
                                                                          ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities
           Purchase of Western Security Bank:
             Cash and cash equivalents acquired                           $       41,304
             Other assets acquired                                               101,652
                                                                          ---------------
                Total                                                            142,956
                                                                          ---------------
             Deposits acquired                                                   138,614
             Other liabilities                                                     9,579
                                                                          ---------------
                Total                                                            148,193
                                                                          ---------------
             Goodwill and intangibles                                     $        5,237
                                                                          ===============

           Securities purchased and not settled                           $        4,429

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2002 and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank"), Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp after elimination of all material intercompany transactions and balances.

     Nature of Operations - The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its Wealth Management Division and branch offices. The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, Los Angeles and Kern County areas of Southern California. The Bank operates 32 branches with the headquarters located in the city of Ontario.

     Investment Securities - The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company's investment in Federal Home Loan Bank ("FHLB") stock is classified as available-for-sale but is carried at cost, which approximates fair value.

     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2002, the Company had entered into commitments with certain customers amounting to $422.8 million compared to $383.2 million at December 31, 2001. Letters of credit at June 30, 2002, and December 31, 2001, were $14.8 million and $12.5 million, respectively.

     The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

     Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Associated Cost with Originating or Acquiring Loans and Initial Costs of Leases". The deferred net loan fees and costs are recognized in interest income over the loan term in a manner that approximates the level-yield method.

     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management's judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense.

     A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company's policy is to record a specific valuation allowance, which is included in the allowance for credit losses.

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $6.2 million at June 30, 2002. These loans were supported by collateral with a fair market value, net of prior liens, of $3.0 million. Amount of reserve for these loans is $1.9 million as of June 30, 2002.

     Premises and Equipmen - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial terms of the leases

     Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

     Business Combinations and Intangible Assets - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

      In June 2001, FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

     The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of SFAS No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives.

     Additionally, as required by SFAS No.142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairments of goodwill. At June 30, 2002 goodwill was $5.2 million (net of amortization of $7.1 million recorded prior to the adoption of SFAS No. 142). As of June 30, 2002, intangible assets that continue to be subject to amortization include core deposits of $6.4 million (net of $863,000 of accumulated amortization). Amortization expense for such intangible assets was $79,000 for the six months ended June 30, 2002. Estimated amortization expense for the remainder of 2002 is expected to be $715,000 and for the succeeding five fiscal years, $1.5 million. With the implementation of SFAS No. 142 the amortization of goodwill in the approximate amount of $703,000 annually ceased. The impact on net income and earnings per common share (basic and diluted) is not considered significant.

     Recent Acquisition - On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million. The Bank is in the process of obtaining valuations on certain assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. At June 30, 2002, based on current estimates, an intangible asset classified as a core deposit intangible in the approximate amount of $5.2 million with a finite life was recorded. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company's deposits, loans, and assets in the second quarter. It is the intention of the Bank to dissolve the two subsidiaries whose operations were merged into the Bank immediately after the acquisition.

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at June 30, 2002 was 34,901,863. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 2001 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect as applicable, to the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002. The table below presents the reconciliation of earnings per share for the periods indicated.

                                                                 Earnings Per Share Reconciliation
                                                    (Dollars and shares in thousands, except per share amounts)
                                                                        For the Three Months
                                                                           Ended June 30,
                                                     2002                                            2001
                                ---------------------------------------------  ------------------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares       Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)          Amount
                                ---------------------------------------------  ------------------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       11,639            34,915       $0.33   $         9,644           34,729                $0.28
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                   759       (0.01)                               592                (0.01)
                                ---------------------------------------------    ----------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       11,639            35,674       $0.32   $         9,644           35,321                $0.27
                                =============================================  ======================================================

                                                                 Earnings Per Share Reconciliation
                                                                         For the Six Months
                                                                           Ended June 30,
                                                     2002                                            2001
                                ---------------------------------------------  ------------------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares       Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)          Amount
                                ---------------------------------------------  ------------------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       23,957            34,992       $0.68   $        18,453           34,689                $0.53
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                    750       (0.01)                               611                (0.01)
                                  -------------------------------------------    ----------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       23,957            35,742       $0.67   $        18,453           35,300                $0.52
                                =============================================  ======================================================

     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold.

     Trust Services - The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements -In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

     Reclassification - Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation.

     Subsequent Events - On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $25.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $1.9 million. The Bank is in the process of obtaining valuations of certain assets and liabilities; thus, the allocation of the purchase price has not been determined. Golden West Enterprises, Inc. will operate as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles and equipment. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

     During the month of July 2002, the Company reacquired and retired a total of 100,000 shares of its common stock in the open market. On July 3rd the Company purchased 20,000 shares at $21.00 per share at a cost of $420,000. On July 23rd the Company purchased 80,000 shares at $21.00 per share at a cost of $1.7 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company and "Bank" refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2001 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Acquisition

     On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million and an intangible asset classified as a core deposit intangible in the approximate amount of $5.2 million with a finite life of 5 years was recorded. The Bank is in the process of obtaining valuations on certain intangible assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company's deposits, loans, and assets in the second quarter. It is the intention of the Bank to dissolve the two subsidiaries whose operations were merged into the Bank immediately after the acquisition.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

     The Company reported net earnings of $23.9 million for the six months ended June 30, 2002. This represented an increase of $5.50 million, or 29.82%, over net earnings of $18.5 million, for the six months ended June 30, 2001. Basic earnings per share for the six-month period increased to $0.68 per share for 2002, compared to $0.54 per share for 2001. Diluted earnings per share increased to $0.67 per share for the first six months of 2002, compared to $0.52 per share for the same six-month period last year. The annualized return on average assets was 1.90% for the first six months of 2002 compared to a return on average assets of 1.64% for the six months ended June 30, 2001. The annualized return on average equity was 21.16% for the six months ended June 30, 2002, compared to a return of 18.75% for the six months ended June 30, 2001.

     For the quarter ended June 30, 2002, the Company generated net earnings of $11.6 million. This represented an increase of $2.0 million, or 20.68%, over the net earnings of $9.6 million for the second quarter of 2001. Basic earnings per share increased to $0.33 for the second quarter of 2002 compared to $0.28 per share for the second quarter of 2001. Diluted earnings per share increased to $0.32 per share compared to $0.27 per share for the second quarter of 2002 and 2001, respectively. The annualized return on average assets was 1.81% for the second quarter of 2002 compared to 1.71% for the same period last year. The annualized return on average equity was 20.49% for the second quarter of 2002 and 19.12% for the second quarter of 2001.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $34.3 million for the six months ended June 30, 2002. This represented an increase of $2.9 million, or 9.25%, compared to operating earnings of $31.4 million for the first six months of 2001. For the second quarter of 2002, pre-tax operating earnings totaled $17.7 million. This represented an increase of $1.5 million, or 9.41%, from pre-tax operating earnings of $16.2 million for the second quarter of 2001.

Net Interest Income

     The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. The Company's net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which the Company conducts business. The Company's ability to manage the net interest income during changing interest rate environments will have a significant impact on its overall performance. The Company manages net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

     The Company's net interest income (before provision for credit losses) totaled $54.1 million for the six months ended June 30, 2002. This represented an increase of $4.4 million, or 8.93%, over net interest income of $49.7 million for the same period in 2001. The increase in net interest income of $4.4 million for 2002 resulted from a decrease of $4.9 million in interest income and a $9.4 million reduction in interest expense. The decrease in interest income of $4.9 million resulted from the decline in the average yield on earning assets to 6.53% for the first six months of 2002 from 7.83% for the same period in 2001, which offset a $272.7 million increase in average earning-assets. The reduction of $9.4 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.65% for the first six months of 2002 from 4.19% for the same period in 2001, which offset a $116.6 million increase in average interest-bearing liabilities.

     The decrease in interest income was primarily the result of the decline in the average yield on earning-assets. Interest income totaled $74.2 million for the first six months of 2002. This represented a decrease of $4.9 million, or 6.24%, compared to total interest of $79.2 million for the same period last year.

     The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $20.1 million for the first six months of 2002. This represented a decrease of $9.4 million, or 31.76%, over total interest expense of $29.5 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the first six months of 2001 and 2002.

     For the second quarter ending June 30, 2002, the Company's net interest income (before provision for credit losses) totaled $27.4 million. This represented an increase of $1.8 million, or 6.99%, over net interest income of $25.7 million for the same period in 2001. The increase in net interest income of $1.8 million for the second quarter of 2002 resulted from a decrease of $1.6 million in interest income and a $3.4 million reduction in interest expense. The decrease in interest income of $1.6 million resulted from the decline in the average yield on earning assets to 6.48% for the second quarter of 2002 from 7.69% the same period in 2001, which offset a $298.4 million increase in average earning-assets. The reduction of $3.4 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.62% for the second quarter of 2002 from 3.86% the same period in 2001, which offset a $148.3 million increase in average interest-bearing liabilities.

     The decrease in interest income was primarily the result of the decline in the average yield on earning-assets. Interest income totaled $37.6 million for the second quarter of 2002. This represented a decrease of $1.6 million, or 4.16%, compared to total interest of $39.2 million for the same period last year.

     The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $10.1 million for the second quarter of 2002. This represented a decrease of $3.4 million, or 25.25%, over total interest expense of $13.6 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the second quarter of 2001 and 2002.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the six-month and three-month periods ended June 30, 2002, and 2001. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 42% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
(amounts in thousands)
                                                         Six-month periods ended June 30,
                                                     2002                                 2001
                                       ----------------------------------   ------------------------------
                                            Average                             Average
ASSETS                                      Balance    Interest     Rate        Balance   Interest   Rate
                                       -------------  ----------  -------   ------------  --------- ------
Investment Securities
  Taxable (1)                          $    897,874 $    23,536    5.32%    $   786,822 $   25,187  6.49%
  Tax preferenced (2)                       321,451       8,056    7.22%        293,940      7,817  7.66%
Federal Funds Sold                           33,127         320    1.96%          3,917        102  5.28%
Loans (3) (4)                             1,155,894      42,307    7.42%      1,050,957     46,052  8.89%
                                       -------------  ----------  -------   ------------  --------- ------
Total Earning Assets                      2,408,346      74,219    6.53%      2,135,636     79,158  7.83%
Total Non Earning Assets                    148,177                             140,864
                                       -------------                        ------------
Total Assets                           $  2,556,523                         $ 2,276,500
                                       =============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                        $    751,151                         $   622,047
Savings Deposits (5)                        720,522 $     4,725    1.33%        544,384 $    6,212  2.31%
Time Deposits                               436,583       5,882    2.73%        440,103     11,366  5.24%
                                       -------------  ----------  -------   ------------  --------- ------
Total Deposits                            1,908,256      10,607    1.13%      1,606,534     17,578  2.22%
                                       -------------  ----------  -------   ------------  --------- ------
Other Borrowings                            386,469       9,530    5.00%        442,522     11,930  5.46%
                                       -------------  ----------  -------   ------------  --------- ------
Interest Bearing Liabilities              1,543,574      20,137    2.65%      1,427,009     29,508  4.19%
                                       -------------                        ------------
Total deposits and borrowings             2,294,725                           2,049,056
Other Liabilities                            32,227                              27,892
Stockholders' Equity                        229,571                             199,552
Total Liabilities and
                                       -------------                        ------------
  Stockholders' Equity                 $  2,556,523                         $ 2,276,500
                                       =============                        ============

Net interest spread                                                3.88%                            3.64%
Net interest margin                                                4.84%                            5.03%
Net interest margin excluding loan                                 4.67%                            4.84%
fees

(1) Includes short-term interest bearing deposits with other institutions
(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 42.00%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2002, $2,048; 2001, $1,976
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2002, $836; 2001, $754
(5) Includes interest bearing demand and money market accounts

                                                        Three-month periods ended June 30,
                                                     2002                                 2001
                                       ----------------------------------   -------------------------------
                                            Average                             Average
ASSETS                                      Balance     Interest    Rate        Balance   Interest    Rate
                                       -------------   ----------  ------   ------------  ---------  ------
Investment Securities
  Taxable (1)                          $    973,044  $    12,400   5.17%    $   764,174 $   12,246   6.50%
  Tax preferenced (2)                       321,348        3,952   7.08%        332,074      4,064   7.05%
Federal Funds Sold                           11,538           54   1.90%          2,852         34   4.83%
Loans (3) (4)                             1,150,845       21,183   7.46%      1,058,380     22,876   8.77%
                                       -------------   ----------  ------   ------------  ---------  ------
Total Earning Assets                      2,456,775       37,589   6.48%      2,157,480     39,220   7.69%
Total Non Earning Assets                    151,248                             135,674
                                       -------------                        ------------
Total Assets                           $  2,608,023                         $ 2,293,154
                                       =============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                        $    770,938                         $   634,249
Savings Deposits (5)                        727,454  $     2,461   1.37%        551,329 $    2,936   2.16%
Time Deposits                               447,857        2,854   2.58%        444,626      5,339   4.87%
                                       -------------   ----------  ------   ------------  ---------  ------
Total Deposits                            1,946,249        5,315   1.11%      1,630,204      8,275   2.06%
                                       -------------   ----------  ------   ------------  ---------  ------
Other Borrowings                            396,946        4,827   4.93%        428,052      5,292   5.01%
                                       -------------   ----------  ------   ------------  ---------  ------
Interest Bearing Liabilities              1,572,257       10,142   2.62%      1,424,007     13,567   3.86%
                                       -------------                        ------------
Total deposits and borrowings             2,343,195                           2,058,256
Other Liabilities                            34,411                              30,300
Stockholders' Equity                        230,417                             204,598
Total Liabilities and
                                       -------------                        ------------
  Stockholders' Equity                 $  2,608,023                         $ 2,293,154
                                       =============                        ============

Net interest spread                                                3.86%                             3.82%
Net interest margin                                                4.80%                             5.14%
Net interest margin excluding loan                                 4.64%                             4.94%
fees

(1) Includes short-term interest bearing deposits with other institutions
(2) Yields are calculated on a taxable equivalent basis using a marginal tax rate of 42.00%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2002, $1,018; 2001, $1,078
(4) Includes interest bearing demand and money market accounts

     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company's taxable equivalent (TE) net interest margin was 4.84% for the first six months of 2002, compared to 5.03% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 7.83% in the first six months of 2001 to 6.53% in the same period of 2002, a decrease of 130 basis points
  Interest expense as a percent of average earning assets decreased from 2.80% in the first six months of 2001 to 1.70% in the same period of 2002, a decrease of 110 basis points
  Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 29.13% in the first six months of 2001 to 31.19% for the same period in 2002
  Decrease in average interest-bearing liabilities as a percent of average earning assets from 66.82% in the first six months of 2001 to 64.09% for the same period in 2002
  Decrease in average borrowings as a percent of average earning assets from 20.72% in the first six months of 2001 to 16.05% in the same period of 2002
  Increase in average fed funds as a percent of average earning assets from 0.18% in the first six months of 2001 to 1.38% in the same period of 2002

     It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in the Company's market areas are highly competitive. This competition has an influence on the strategies the Company employs. In addition, the Company believes that the change in mix of interest-free and interest-bearing deposits during 2001 and continuing in 2002, was in part due to monies being transferred out of the stock market due to declining stock market values.

     Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.1 billion in the first six months of 2001 to $2.4 billion in the same period in 2002. This represents a 12.77% increase for the first six months of 2002 over the same period last year. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 94.20% in the first six months of 2002 from 93.81% in the same period of 2001.

     For the second quarter of 2002 the Company's taxable equivalent (TE) net interest margin was 4.80% as compared to 5.14% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company's ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company's net interest spread (TE) was 3.88% for the first six months of 2002 and 3.64% for the same period last year. The increase in the net interest spread for the six months ended June 30, 2002 resulted from a 130 basis point decrease in the yield on earning assets offset by a 154 basis point decrease in the cost of interest-bearing liabilities, thus generating a 24 basis point increase in the net interest spread over the same period last year.

     For the second quarter of 2002 the Company's net interest spread (TE) was 3.86% and 3.82% for the same period last year. The increase in the net interest spread for the second quarter ended June 30, 2002 resulted from a 121 basis point decrease in the yield on earning assets offset by a 124 basis point decrease in the cost of interest-bearing liabilities, thus generating a 3 basis point increase in the net interest spread over the same period last year.

     The yield (TE) on earning assets decreased to 6.53% for the first six months of 2002, from 7.83% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average investments as a percent of earning assets increased to 50.63% in the first six months of 2002 from 50.61% for the same period in 2001. Investments typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as an alternative increased investments. The yield on loans for the first six months of 2002 decreased to 7.42% as compared to 8.89% for the same period in 2001 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first six months of 2002 decreased to 5.82% compared to 6.81% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio. The decrease in the yield on earning assets for the first six months of 2002 was the result of lower yields on both loans and investments.

     The cost of average interest-bearing liabilities decreased to 2.65% for the first six months of 2002 as compared to 4.19% for the same period in 2001, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 25.04% during the first six months of 2002 as compared to 31.01% for the same period in 2001. Borrowings typically have a higher cost than interest-bearing deposits. During the first six months of 2002 the Company was able to generate more interest-bearing deposits from its customers than in the same period last year and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for the first six months of 2002 decreased to 1.86% as compared to 3.62% for the same period in 2001, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first six months of 2002 decreased to 5.00% as compared to 5.46% for the same period in 2001, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company's net interest margin, net interest spread, and net earnings.

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
                                                      ended June 30, 2002 and 2001
                                             Increase (decrease) in interest income or expense
                                                             due to changes in:

                                                                           Rate/
                                           Volume           Rate          Volume          Total
                                         ------------    ------------   ------------   -------------
Interest Income:
  Taxable investment securities        $       4,559   $      (5,258)  $       (952)  $      (1,651)
  Tax-advantaged securities                     (336)            601            (26)            239
  Fed funds sold & interest-bearing
   deposits with other institutions              760             (64)          (478)            218
  Loans                                        4,598          (7,586)          (757)         (3,745)
                                         ------------    ------------   ------------   -------------
Total earning assets                           9,581         (12,307)        (2,213)         (4,939)
                                         ------------    ------------   ------------   -------------

Interest Expense:
  Savings deposits                               983          (2,131)          (338)         (1,486)
  Time deposits                               (2,251)         (4,033)           799          (5,485)
  Other borrowings                            (1,511)         (1,018)           129          (2,400)
                                         ------------    ------------   ------------   -------------
Total interest-bearing liabilities            (2,779)         (7,182)           590          (9,371)
                                         ------------    ------------   ------------   -------------

Net Interest Income                    $      12,360   $      (5,125)  $     (2,803)  $       4,432
                                         ============    ============   ============   =============
Interest and Fees on Loans

     The Company's major source of revenue, interest and fees on loans totaled $42.3 million for the first six months of 2002. This represented a decrease of $3.8 million, or 8.13%, over interest and fees on loans of $46.1 million for the same period in 2001. The decrease in interest and fees on loans for the first six months of 2002 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 7.42% for the first six months of 2002, compared to 8.89% for the same period in 2001. Deferred loan origination fees, net of costs, totaled $3.7 million at June 30, 2002. This represented an increase of $304,000, or 9.03%, from deferred loan origination fees, net of costs, of $3.4 million at June 30, 2001.

     For the second quarter of 2002 interest and fees on loans totaled $21.2 million. This represented a decrease of $1.7 million, or 7.40%, over interest and fees on loans of $22.9 million for the same period in 2001.

     In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2002 and 2001.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $2.1 million for the first six months of 2002, as compared to $2.0 million for the same period in 2001, an increase of $72,000, or 3.64%.

     The Company recognized loan fee income of $1.0 million for the second quarter of 2002, as compared to $1.1 million for the same period in 2001.

Interest on Investments

     The second most important component of interest income is interest on investments, which totaled $31.6 million for the first six months of 2002. This represented a decrease of $1.4 million, or 4.28%, over interest on investments of $33.0 million for the same period in 2001. The decrease in interest on investments for the first six months of 2002 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 5.84% for the first six months of 2002, compared to 6.81% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio.

     For the second quarter of 2002 interest income on investments totaled $16.4 million. This represented a decrease of $42,000, or 0.26%, over interest on investments of $16.3 million for the same period in 2001. The decrease in interest on investments for the second quarter of 2002 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The weighted-average yield (TE) on investments decreased to 5.64% for the second quarter of 2002, compared to 6.67% for the same period in 2001 as a result of the decreasing interest rate environment.

Provision for Credit Losses

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during the first six months of 2002 and believes this was adequate to provide for an appropriate allowance. No assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. See "Risk Management - Credit Risk" herein. There was no provision for credit losses made in the first six months of 2002. A provision for credit losses of $1.5 million was made in the first six months of 2001. The decrease in the provision for credit losses was primarily the result of a systemic methodology that the Company employs to determine the appropriate allowance for the probable inherent losses in the loan and lease portfolio. The nature of this process requires considerable judgment. See "Risk Management - Credit Risk" herein.

Other Operating Income

     Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community Trust Deed Services and CVB Ventures, Inc., and other revenues not included as interest on earning assets. Other operating income has become an important source of revenues for the Company.

     The banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. This competition has manifested itself with increased pricing pressures for loans and deposits, thus compressing the Company's net interest margin as stated above. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

     Other operating income totaled $14.8 million for the first six months of 2002. This represents an increase of $3.3 million, or 29.20%, from other operating income of $11.4 million for the same period in 2001. As noted below the gain on the sale of securities totaled $3.1 million during the first six months of 2002. Other operating income as a percent of net revenues (net interest income plus other operating income) was 21.47% for the first six months of 2002, as compared to 18.73% for the same period in 2001. Excluding gains and losses on securities, other operating income as a percent of net revenues (net interest income plus other operating income) was 17.77% for the first six months of 2002, as compared to 18.64% for the same period in 2001.

     For the second quarter of 2002 other operating income totaled $6.3 million. This represents an increase of $527,000, or 9.14% from other operating income of $5.8 million for the same period last year. Excluding gains and losses on securities, other operating income as a percent of net revenues was 18.61% for the second quarter of 2002, as compared to 17.00% for the same period in 2001.

     Service charges on deposit accounts totaled $6.8 million in the first six months of 2002. This represented an increase of $440,000, or 6.96% over service charges on deposit accounts of $6.3 million for the same period in 2001. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first six months of 2002 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 45.69% (57.79%, excluding the gain on sale of securities) of other operating income in the first six months of 2002, as compared to 55.19% in the same period in 2001.

     For the second quarter of 2002 service charges on deposit accounts totaled $3.5 million. This represents an increase of $287,000, or 9.05% from other operating income of $3.2 million for the same period last year. Service charges on deposit accounts represented 54.86% of other operating income in the second quarter of 2002, as compared to 54.90% in the same period in 2001.

     The Wealth Management Division provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Assets values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in 2002 the Wealth Management Division generated fees of $2.0 million in the first six months of 2002. Fees generated by the Wealth Management Division in the first six months of 2002 decreased $36,000, or 1.80% over fees generated by the Wealth Management Division of $2.0 million in the same period in 2001. Fees generated by the Wealth Management Division represented 13.33% (16.86%, excluding the gain on sale of securities) of other operating income in the first six months of 2002, as compared to 17.54% for the same period in 2001.

     For the second quarter of 2002 fees generated by the Wealth Management Division totaled $959,000. This represents an increase of $62,000, or 6.86% from wealth management income of $897,000 for the same period last year. Fees generated by the Wealth Management Division represented 15.22% of other operating income in the second quarter of 2002, as compared to 15.54% in the same period in 2001.

     Investment Services, which provides mutual funds, certificate of deposit and other non-insured investment products, generated fees totaling $716,000 in the first six months of 2002. This represented an increase of $41,000, or 6.05% over fees generated of $675,000 for the same period in 2001. Fees generated by Investment Services represented 4.84% (6.13%, excluding the gain on sale of securities) of other operating income in the first six months of 2002, as compared to 5.90% for the same period in 2001.

     For the second quarter of 2002 fees generated by Investment Services totaled $341,000. This represents a decrease of $6,000, or 1.67% from investment services income of $347,000 for the same period last year. Fees generated by the investment services represented 5.42% of other operating income in the second quarter of 2002, as compared to 6.01% in the same period in 2001. As interest rates have fallen, Investment Services customer's incentive to use their services have decreased which is the primary reason for the decline in fees generated in the second quarter.

      Bankcard, which provides merchant bankcard services, generated fees totaling $583,000 in the first six months of 2002. This represented an increase of $94,000, or 19.22% over fees generated of $489,000 for the same period in 2001. Fees generated by bankcard represented 3.95% (4.99%, excluding the gain on sale of securities) of other operating income in the first six months of 2002, as compared to 4.28% for the same period in 2001. The increase in bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

     For the second quarter of 2002 fees generated by bankcard totaled $305,000. This represents an increase of $41,000, or 15.36% from bankcard income of $264,000 for the same period last year. Fees generated by the bankcard represented 4.83% of other operating income in the second quarter of 2002, as compared to 4.57% in the same period in 2001.

     Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $1.7 million in the first six months of 2002. This represented a decrease of $380,000, or 18.58% over other fees and income generated of $2.0 million for the same period in 2001. The large decrease in other income for 2002 compared to 2001 was the result of a one-time settlement of litigation received in June 2001 of $900,000. Other operating income also includes revenue from Community Trust Deed Services, a subsidiary of the Company. Total revenue from Community Trust Deed Services was approximately $59,000 in the first six months of 2002 and $89,000 for the same period in 2001. CVB Ventures, Inc., a subsidiary of the Company, had revenues of $22,000 in the first six months of 2002 and $11,000 for the same period in 2001. Other fees and income represented 11.25% (14.23%, excluding the gain on sale of securities) of other operating income in the first six months of 2002, as compared to 17.85% for the same period in 2001.

     For the second quarter of 2002 other fees and income totaled $1.2 million. This represents an increase of $638,000, or 110.87% from other fees and income of $577,000 for the same period last year. Other fees and income represented 19.27% of other operating income in the second quarter of 2002, as compared to 9.97% in the same period in 2001. $583,000 of the increase of $638,000 in the second quarter of 2002 was the result in increases in the cash value of life insurance.

     The sale of securities generated income or (loss) totaling $3.1 million in the first six months of 2002, and $(86,000) for the same period in 2001. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the second quarter of 2002 the Company continued to execute a strategy to reposition the portfolio for an increasing rate environment and to minimize the Company's exposure to interest rate and market risks.

     For the second quarter of 2002 the sale of securities generated income totaling $25,000. This represents a decrease of $494,000, or 95.18% from income of $519,000 for the same period last year.

Other Operating Expenses

     Other operating expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses. Other operating expenses totaled $31.5 million for the first six months of 2002. This represents an increase of $1.8 million, or 6.12%, from other operating expenses of $29.7 million for the same period in 2001. For the second quarter of 2002 other operating expenses totaling $16.0 million. This represents an increase of $1.4 million, or 9.72% from other operating expenses of $14.6 million for the same period last year.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.50% for the first six months of 2002, compared to a ratio of 2.65% for the same period in 2001. For the second quarter of 2002 other operating expenses as a percentage of average assets decreased to 2.49% as compared to 2.58% for the same period last year. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2002, the efficiency ratio was 45.77% (47.92%, excluding the gain on the sale of securities), compared to a ratio of 48.61% for the same period in 2001. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency. For the second quarter of 2002 the efficiency ratio increased to 47.48% as compared to 46.47% for the same period last year.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $17.2 million for the first six months of 2002. This represented an increase of $1.3 million, or 8.36%, over salaries and related expenses of $15.8 million for the same period in 2001. The increases for 2002 primarily resulted from increased staffing levels and annual salary adjustments. At June 30, 2002, the Company employed 580 persons, 362 on a full-time and 218 on a part-time basis, compared to 558 persons, 343 on a full-time and 215 on a part-time basis at June 30, 2001. Salaries and related expenses as a percent of average assets decreased to 1.36% for the first six months of 2002, compared to 1.41% for the same period in 2001. For the second quarter of 2002 salaries and related expenses totaled $8.6 million. This represents an increase of $744,000, or 9.42% from salaries and related expenses of $7.9 million for the same period last year. The increases for the second quarter of 2002 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.34% for the second quarter of 2002, compared to 1.40% for the same period in 2001.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $3.1 million for the first six months of 2002. This represented an increase of $348,000, or 12.52%, over occupancy expense of $2.8 million for the same period in 2001. For the second quarter of 2002 occupancy expense totaled $1.6 million. This represents an increase of $200,000, or 14.35% from occupancy expense of $1.4 million for the same period last year. The increase in occupancy expense primarily reflects normal price increases plus the on going remodeling and upkeep of the Company's facilities. Equipment expense totaled $2.9 million for the first six months of 2002. This represented an increase of $325,000, or 12.65%, over the $2.6 million expense for the same period in 2001. For the second quarter of 2002 equipment expense totaled $1.4 million. This represents an increase of $95,000, or 7.05% from equipment expense of $1.3 million for the same period last year. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

     Stationary and supplies expense totaled $2.0 million for the first six months of 2002. This represented an increase of $194,000, or 10.82%, over the expense of $1.8 million for the same period in 2001. For the second quarter of 2002 stationary and supplies expense totaled $1.0 million. This represents an increase of $117,000, or 12.61% from stationary and supplies expense of $926,000 for the same period last year.

     Professional services totaled $2.1 million for the first six months of 2002. This represented a decrease of $264,000 or 11.35%, over an expense of $2.3 million for the same period in 2001. For the second quarter of 2002 professional services totaled $1.2 million. This represents an increase of $110,000, or 10.18% from professional services of $1.1 million for the same period last year.

     Promotion expense totaled $1.8 million for the first six months of 2002. This represented an increase of $325,000, or 21.66%, from an expense of $1.5 million for the same period in 2001. For the second quarter of 2002 promotional expense totaled $869,000. This represents an increase of $154,000, or 21.46% from promotional expense of $716,000 for the same period last year. The increase in promotional expenses was primarily associated with the opening of the Bank's business financial center in Bakersfield and our entrance into California's central valley.

      Data processing expense totaled $611,000 for the first six months of 2002. This represented a decrease of $89,000, or 12.73%, from an expense of $700,000 for the same period in 2001. For the second quarter of 2002 data processing expense totaled $294,000. This represents a decrease of $36,000, or 10.78% from data processing expense of $330,000 for the same period last year.

     The amortization expense of goodwill and intangibles totaled $79,000 for the first six months of 2002 and $490,000 for the same period in 2001. The decrease in 2002 is a result of the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. For the second quarter of 2002 the amortization expense of intangibles totaled $40,000. This represents a decrease of $205,000, or 83.67% from amortization expense of goodwill and intangibles of $245,000 for the same period last year.

     Other operating expense totaled $1.8 million for the first six months of 2002. This represented an increase of $67,000, or 3.92%, from an expense of $1.7 million for the same period in 2001. For the second quarter of 2002 other operating expense totaled $933,000. This represents an increase of $250,000, or 36.60% from other operating expense of $683,000 for the same period last year.

Income Taxes

      The Company's effective tax rate for the first six months of 2002 was 35.86%. This compares to effective tax rates of 38.27% for the same period in 2001. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $2.86 billion at June 30, 2002. This represented an increase of $344.4 million, or 13.70%, over total assets of $2.51 billion at December 31, 2001. The acquisition of Western Security Bank, N.A. (WSB) on June 28, 2002, contributed $149.2 million in total assets. Without the acquisition total assets would have grown $201.6 million, or 8.02%. Earning assets totaled $2.66 billion at June 30, 2002. This represented an increase of $293.9 million, or 12.41%, over earning assets of $2.37 billion at December 31, 2001. The acquisition of WSB contributed $131.0 million in earning assets. Without the acquisition earning assets would have grown $162.9 million, or 6.88%. Total liabilities were $2.62 billion at June 30, 2002. This represented an increase of $323.8 million, or 14.12%, over total liabilities of $2.29 billion at December 31, 2001. The acquisition of WSB contributed $148.2 million in total liabilities. Without the acquisition total liabilities would have grown $180.9 million, or 7.89%. Total equity was $241.4 million at June 30, 2002. This represented an increase of $20.6 million, or 9.35%, over total equity of $220.7 million at December 31, 2001.

Investment Securities

     The Company reported total investment securities of $1.39 billion at June 30, 2002. This represented an increase of $204.9 million, or 17.34%, over total investment securities of $1.18 billion at December 31, 2001. The acquisition of WSB contributed $1.4 million in investment securities. Investment securities comprise 52.07% of the Company's total earning assets.

      The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, securities held as "available-for-sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At June 30, 2002, securities held as available-for-sale had a fair market value of $1.39 billion, representing 100.00% of total investment securities with an amortized cost of $1.35 billion. At June 30, 2002, the net unrealized holding gain on securities available-for-sale was $36.2 million and that resulted in accumulated other comprehensive income of $21.0 million (net of $15.2 million in deferred taxes). At December 31, 2001, the Company reported a net unrealized gain on investment securities available-for-sale of $24.1 million. Accumulated other comprehensive income totaled $14.0 million (net of deferred taxes of $10.1 million).

     Table 3 sets forth investment securities available-for-sale at June 30, 2002 and December 31, 2001.

Table 3 - Composition of Investment Securities
(dollars in thousands)
                                                                        June 30,                                                     December
                                                                         2002                                                        31, 2001
                                              ---------------------------------------------------------     ----------------------------------------------------------
                                                Amortized       Market       Net Unrealized    Year-to-       Amortized       Market     Net Unrealized     Year-to-
                                                  Cost          Value         Gain/(Loss)     Date Yield         Cost         Value        Gain/(Loss)     Date Yield
                                                                                                 (TE)                                                         (TE)
                                              ------------------------------------------------------------------------------------------------------------------------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                  $       1,500 $      1,511 $              11         5.65%    $      1,000 $      1,029 $          29            5.77%

  Mortgage-backed securities                      500,591      512,068            11,477         5.39%         328,979      334,876          5,897            6.18%

  CMO's / REMIC's                                 282,920      289,746             6,826         5.61%         311,605      317,262          5,657            6.35%

  Government agency securities                     81,109       81,869               760         3.63%          51,212       51,232             20            4.90%

  Tax-effected securities                         322,642      338,708            16,066         7.21%         316,339      327,074         10,735            7.47%

  Corporate bonds                                 137,784      138,891             1,107         5.33%         127,782      129,528          1,746            6.04%

  Other  securities                                23,634       23,634                 0         5.54%          20,502       20,502              0            5.83%
                                              ------------  -----------  ----------------  ------------     -----------  -----------  ------------------   -----------

Total Investment Securities                 $   1,350,180 $  1,386,427 $          36,247         5.84%    $  1,157,419 $  1,181,503 $       24,084            6.56%
                                              ============  ===========  ================  ============     ===========  ===========  ==================   ===========

     The weighted-average yield on the investment portfolio at June 30, 2002 was 5.84% with a weighted-average life of 3.43 years. This compares to a yield of 6.56% at December 31, 2001 with a weighted-average life of 4.28 years and a yield of 6.72% at June 30, 2001 with a weighted-average life of 5.20 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

      At June 30, 2002, the Company reported total loans, net of deferred loan fees, of $1.26 billion. This represents an increase of $78.1 million, or 6.57%, over total loans of $1.19 billion at December 31, 2001. The acquisition of WSB contributed $97.7 million in total loans, net of deferred loan fees. Without the acquisition total loans, net of deferred loan fees would have decreased $19.7 million, or 1.66%. Total loans, net of deferred loan fees, comprise 47.54% of the Company's total earning assets.

Table 4 - Distribution of Loan Portfolio by Type

                                              June 30, 2002                            December 31, 2001
                                         -------------------------                --------------------------
Commercial and Industrial                 $            495,621        39.1%     $                491,989         41.3%
Real Estate:
      Construction                                     102,020         8.0%                       69,604          5.8%
      Mortgage                                         499,414        39.3%                      422,085         35.4%
Consumer                                                30,195         2.4%                       19,967          1.7%
Municipal lease finance receivables                     17,990         1.4%                       20,836          1.8%
Agribusiness                                           123,828         9.8%                      166,441         14.0%
                                            ----------------------  -----------      -----------------------   -----------
      Gross Loans                                    1,269,068       100.0%                    1,190,922        100.0%
Less:
      Allowance for credit losses                      (23,780)                                  (20,469)
      Deferred net loan fees                            (3,463)                                   (3,382)
                                         -------------------------                --------------------------
Net Loans                                 $          1,241,825                  $              1,167,071
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

Non-performing Assets

     As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $836,000 at June 30, 2002, an increase of $82,000, or 10.88% from $754,000 at June 30, 2001. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $836,000 at June 30, 2002. This represented a decrease of $742,000 or 47.02%, from the level of non-performing loans at December 31, 2001. In addition, the Company had loans classified as impaired at June 30, 2002 totaling $6.2 million. This represents a decrease of $8.4 million, or 57.76% compared to loans classified as impaired of $14.6 million at June 30, 2001, and represents a decrease of $8.6 million, or 58.15% compared to loans classified as impaired of $14.7 million at December 31, 2001.

TABLE 5 - Non-performing Assets (dollar amount in thousands)

                                                             June 30, 2002           December 31, 2001
                                                        -------------------      ----------------------
Non-accrual loans                                                     $835                      $1,574
Loans past due 90 days or more
  and still accruing interest                                            1                           4
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                      0                           0

                                                  -------------------------   -------------------------
Total non-performing assets                                           $836                      $1,578
                                                  =========================   =========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.07%                       0.13%

Percentage of non-performing
  assets to total assets                                             0.03%                       0.06%

     Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see "Risk Management - Credit Risk" herein) the Bank's management is not aware of any loans as of June 30, 2002 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At June 30, 2002 and December 31, 2001, the Company held no properties as other real estate owned.

Goodwill and Intangible assets

     Goodwill is recognized initially as an asset and initially measured as the excess of the cost of the acquired enterprise over the sum of the amounts (fair value) assigned to identifiable assets acquired over liabilities assumed. Intangible assets are assets, other than financial instruments, that lack physical substance (i.e., copyright, trademark, license agreement, customer list, customer relationship, core deposit relationship).

     In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with finite lives continued to be amortized over their life. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations.

     In accordance with SFAS No. 142 the Company has determined the fair value of all reporting units assigned goodwill or intangible assets for the purpose of performing step one of the impairment test. The results of the test indicate that there is no impairment and as such step two was not conducted. In the assessment of fair value the present value technique was used. The assessment takes into account all assets, liabilities, and financial derivatives and then discounts their future cash flows (principal and interest) back to current values taking into account future maturities and/or scheduled future repricings in the analysis. In some cases third party information sources were relied on to complete the analysis. This includes the establishment of discount factors that represent current market indications for various assets and liabilities.

Deposits

     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

      At June 30, 2002, total deposits were $2.11 billion. This represented an increase of $234.6 million, or 12.50%, from total deposits of $1.88 billion at December 31, 2001. Average total deposits for the first six months of 2002 were $1.91 billion. This represented an increase of $301.7 million, or 18.78%, from average total deposits of $1.61 billion for the six months ended June 30, 2001. The comparison of average balances for the first six months of 2002 is more representative of the Company's growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The acquisition of WSB contributed $138.6 million in total deposits. Without the acquisition total deposits would have increased $96.0 million, or 5.11% from December 31, 2001. The composition of deposits is as follows:

                                         June 30, 2002                                    December 31, 2001
                                        ---------------                                 --------------------
                                                               (Amounts in thousands)
Non-interest bearing deposits
      Demand deposits             $         832,082            39.4%      $         766,329             40.8%
Interest bearing deposits
      Savings Deposits                      799,871            37.9%                674,261             35.9%
      Time deposits                         479,561            22.7%                436,369             23.3%
                                    ----------------  ---------------       ----------------  ----------------
Total deposits                    $       2,111,514           100.0%      $       1,876,959            100.0%
                                    ================  ===============       ================  ================

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $832.1 million at June 30, 2002, representing an increase of $65.8 million, or 8.58%, from total demand deposits of $766.3 million at December 31, 2001. The acquisition of WSB contributed $56.8 million in demand deposits. Without the acquisition demand deposits would have increased $9.0 million, or 1.17% from December 31, 2001. Average demand deposits for the first six months of 2002 were $751.2 million. This represented an increase of $129.1 million, or 20.75%, from average demand deposits of $622.0 million for the first six months of 2001. Non-interest-bearing demand deposits represented 39.41% of total deposits as of June 30, 2002 and 40.83% of total deposits as of December 31, 2001.

     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $764.9 million at June 30, 2002, representing an increase of $90.6 million, or 13.44%, from savings deposits of $674.3 million at December 31, 2001. The acquisition of WSB contributed $24.3 million in savings deposits. Without the acquisition savings deposits would have increased $66.3 million, or 9.84% from December 31, 2001.

     Time deposits totaled $514.5 million at June 30, 2002. This represented an increase of $78.2 million, or 17.91%, over total time deposits of $436.4 million at December 31, 2001. In the second quarter of 2002 the Company purchased $50.0 million in wholesale time deposits. In addition, the acquisition of WSB contributed $57.5 million in time deposits most of which were wholesale in nature. Without the acquisition time deposits would have increased $20.7 million, or 4.73% from December 31, 2001.

Borrowed Funds

     To achieve the desired growth in earning assets the Company funds that growth through generating a source of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 16.84% for the period ending June 30, 2002, as compared to 19.22% for the period ending December 31, 2001.

     During 2002 and 2001, the Bank entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $157.0 million and $50.0 million under these agreements at June 30, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 3.41% and 5.20% at June 30, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     During 2002 and 2001, the Bank entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. The Bank had outstanding balances of $292.0 million and $325.0 million under these agreements at June 30, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 5.07% and 5.09% at June 30, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     The Bank entered into an agreement, known as the Treasury Tax & Loan ("TT&L") Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On June 30, 2002 and December 31, 2001 the amounts held by the bank in the TT&L Note Option Program were $15.2 million and $10.0 million, collateralized by securities, respectively. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

     At June 30, 2002, borrowed funds totaled $464.2 million. This represented an increase of $79.2 million, or 20.58%, from total borrowed funds of $385.0 million at December 31, 2001.

Capital Resources

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     The Company's equity capital was $241.4 million at June 30, 2002. This represented an increase of $20.6 million, or 9.35% over equity capital of $220.7 million at December 31, 2001. The Company's 2001 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2002, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 6 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 2002, and December 31, 2001.

Table 6 - Regulatory Capital Ratios

                                      Required             June 30, 2002                December 31, 2001
                                      Minimum        --------------------------    --------------------------
Capital Ratios                        Ratios          Company        Bank           Company        Bank
Risk-based capital ratios:
   Tier I                               4.00%           11.40%       11.46%           11.97%       11.96%
   Total                                8.00%           12.65%       12.71%           13.19%       13.19%
Leverage ratio                          4.00%            8.06%        8.10%            8.64%        8.63%

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

     Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by the Bank's management to be adequate to provide for estimated probable losses inherent in the existing portfolio, and unused commitments to provide financing, including commitments under commercial and standby letters of credit

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which the Company determines the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company employs a systemic methodology that is intended to reduce the differences between estimated and actual losses.

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

     The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies." In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

      The second major element in the Company's methodology for assessing the appropriateness of the allowance consists of management's considerations of all known relevant internal and external factors that may affect a loan's collectibility. This includes management's estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

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

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first six months of 2002, as compared to $1.5 million for the same period in 2001.

     At June 30, 2002, the Company reported an allowance for credit losses of $23.8 million. This represented an increase of $3.3 million, or 16.17%, from the allowance for credit losses of $20.5 million at December 31, 2001. The acquisition of WSB contributed $2.3 million to the allowance. Without the acquisition of WSB the allowance would have increased $986,000 or 4.82%.

     At June 30, 2002, the Company had loans classified as impaired totaling $6.2 million. This represents a decrease of $8.6 million, or 58.15% compared to loans classified impaired of $14.7 million at December 31, 2001. Impaired loans measured, as a percent of gross loans equaled 0.49% and 1.24%, at June 30, 2002 and December 31, 2001 respectively.

     Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $836,000 at June 30, 2002. This represented a decrease of $742,000, or 47.02%, from non-performing loans of $1.6 million at December 31, 2001. Non-performing loans measured, as a percent of gross loans, equaled 0.07% and 0.13%, at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans decreased $742,000, or 47.02%, to $836,000 at June 30, 2002, from $1.6 million at December 31, 2001.

    TABLE 7 - Summary of Credit Loss Experience
    (amounts in thousands)
                                                                                  Six-months ended June 30,
                                                                                   2002               2001
                                                                                ------------       ------------

    Amount of Total Loans at End of Period (1)                              $     1,265,605      $   1,067,666
                                                                                ============       ============
    Average Total Loans Outstanding (1)                                     $     1,155,894      $   1,050,957
                                                                                ============       ============
      Allowance for Credit Losses at Beginning of Period:
      Citizens Business Bank                                                $        20,469      $      19,152
      Acquisition of Western Security Bank                                            2,325
    Loans Charged-Off:
      Real Estate Loans                                                                   0                 87
      Commercial and Industrial                                                           0                  0
      Consumer Loans                                                                     54                  8
                                                                                ------------       ------------
        Total Loans Charged-Off                                                          54                 95
                                                                                ------------       ------------

    Recoveries:
      Real Estate Loans                                                                 985                 60
      Commercial and Industrial                                                          53                109
      Consumer Loans                                                                      2                  9
                                                                                ------------       ------------
        Total Loans Recovered                                                         1,040                178

    Net Loans Charged-Off (Recovered)                                                  (986)               (83)
                                                                                ------------       ------------
    Provision Charged to Operating Expense                                                0              1,500
                                                                                ------------       ------------
    Allowance for Credit Losses at End of period                            $        23,780      $      20,735
                                                                                ============       ============

    --------
    (1) Net of deferred loan fees

    Net Loans Charged-Off (Recovered) to Average Total Loans*                        -0.17%             -0.02%
    Net Loans Charged-Off (Recovered) to Total Loans at End of Period*               -0.16%             -0.02%
    Allowance for Credit Losses to Average Total Loans                                2.06%              1.97%
    Allowance for Credit Losses to Total Loans at End of Period                       1.88%              1.94%
    Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                -8.29%             -0.80%
    Net Loans Charged-Off (Recovered) to Provision for Credit Losses                                    -5.53%

    * Net Loan Charge-Off (Recovered) amounts are annualized.

     While management believes that the allowance at June 30, 2002, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

     Approximately $801.8 million, or 57.83%, of the total investment portfolio at June 30, 2002 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

     The following depicts the Company's net interest income sensitivity analysis as of June 30, 2002:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+200 basis points	(1.31%)
-200 basis points	(0.90%)

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

     Net cash provided by operating activities totaled $5.4 million for the first six months of 2002, compared to $31.1 million for the same period last year. The decrease was primarily the result of the income taxes paid.

     Net cash used in investing activities totaled $155.5 million for the first six months of 2002, compared to $69.4 million used by investing activities for the same period in 2001. The increase was primarily the result of an increase in the purchase of investment securities, which was partially offset by a decrease in loans.

     Funds provided by financing activities totaled $161.8 million for the first six months of 2002, compared to funds used in financing activities of $5.6 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in borrowings as well as an increase in deposits during the period.

     At June 30, 2002, cash and cash equivalents totaled $155.7 million. This represented an increase of $59.3 million, or 61.52%, from a total of $96.4 million at June 30, 2001. The acquisition of WSB contributed $41.3 million in cash and cash equivalents. Without the acquisition, cash and cash equivalents would have increased $18.0 million.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank's assets. For the first six months of 2002, the Bank's loan to deposit ratio averaged 60.57%, compared to an average ratio of 65.42% for the same period in 2001.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2002, approximately $77.7 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

Subsequent Events

      On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $25.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $1.9 million. The Bank is in the process of obtaining valuations on certain intangible assets; thus, the allocation of the purchase price has not been determined. Golden West Enterprises, Inc. will operate as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles and equipment. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

     During the month of July 2002, the Company reacquired and retired a total of 100,000 shares of its common stock in the open market. On July 3rd the Company purchased 20,000 shares at $21.00 per share at a cost of $420,000. On July 23rd the Company purchased 80,000 shares at $21.00 per share at a cost of $1.7 million.

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
Not Applicable

Item 2	-	Changes in Securities
Not Applicable

Item 3	-	Defaults upon Senior Securities
Not Applicable

Item 4	-	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 15, 2002. At the meeting, the following individuals were elected to serve as the Company’s Board of Directors until the 2003 Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                                                                      Broker
                                                For          Against    Withheld     Non-Votes
                                             --------       ---------   --------     ---------
                  George A. Borba           30,128,858        176,674       -0-        -0-
                  John A. Borba             30,124,858        180,674       -0-        -0-
                  Ronald O. Kruse           30,264,915         40,617       -0-        -0-
                  John J. LoPorto           30,267,671         37,861       -0-        -0-
                  James C. Seley            30,265,233         40,299       -0-        -0-
                  San Vaccaro               30,127,106        178,426       -0-        -0-
                  D. Linn Wiley             27,999,670      2,305,862       -0-        -0-
The appointment of Deloitte & Touche, LLP as independent public accountants of the Company for the year ended December 31, 2002 was ratified at the 2002 Annual Meeting of Shareholders by the following:

                                                                                       Broker
                                               For            Against    Withheld     Non-Votes
                                            ----------       ---------   --------    ----------
                                            30,075,125        178,706     16,051        -0-
Item 5	-	Other Information
Not Applicable

Item 6	-	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Form 8-K was filed on May 10, 2002 in connection with the amendment and restatement of the original agreement with Western Security Bancorp and Western Security Bank. A form 8-K was filed on July 5, 2002 reporting on the consummation of the acquisition of Western Security Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

Date: August 12, 2002	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer
                                                             CERTIFICATION

                                                       CERTIFICATION PURSUANT TO
                                                        18 U.S.C. SECTION 1350,
                                                        AS ADOPTED PURSUANT TO
                                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection  with the Quarterly  Report of CVB Financial Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange  Commission on the date hereof (the "Report"),  I, D. Linn Wiley,  Chief Executive Officer of
the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information
contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    August 12, 2002                                               /s/ D. Linn Wiley
                                                                       D. Linn Wiley
                                                                       Chief Executive Officer

                                                             CERTIFICATION

                                                       CERTIFICATION PURSUANT TO
                                                        18 U.S.C. SECTION 1350,
                                                        AS ADOPTED PURSUANT TO
                                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection  with the Quarterly  Report of CVB Financial Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"),  I, Edward J. Biebrich,  Jr., Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

(3)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information
contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    August 12, 2002                                               /s/ Edward J. Biebrich Jr.
                                                                       Edward J. Biebrich Jr.
                                                                       Chief Financial Officer