Form 10-Q
period 2002-09-30
CVB FINANCIAL CORP
filed 2002-11-13
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10140

CVB FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 95-3629339

701 North Haven Ave., Suite 350, Ontario, California 91764
(909) 980-4030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X    NO

Number of shares of common stock of the registrant: 34,812,968 outstanding as of October 21, 2002.

This Form 10-Q contains 42 pages.

       PART I - FINANCIAL INFORMATION
       ITEM 1 - FINANCIAL STATEMENTS

                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    Dollar amounts in thousands

                                                                                       September 30,          December 31,
                                                                                            2002                  2001
                                                                                      ----------------    --------------------
                                                                                        (unaudited)
       ASSETS
       Federal funds sold                                                                      99,202     $            20,000                                                                                               $
       Investment securities available-for-sale                                             1,239,653               1,181,503
       Loans and lease finance receivables, net                                             1,310,191               1,167,071
                                                                                       ---------------      ------------------
            Total earning assets                                                            2,649,046               2,368,574
       Cash and due from banks                                                                124,469                  82,651
       Premises and equipment, net                                                             28,786                  29,921
       Goodwill and other intangibles:
            Amortizable                                                                         7,359                   1,304
            Non-amortizable                                                                     5,177                   5,178
       Cash value life insurance                                                               12,689                   7,578
       Accrued interest receivable                                                             15,193                  14,711
       Other assets                                                                             5,596                   4,185
                                                                                       ---------------      ------------------
             TOTAL ASSETS                                                                   2,848,316     $         2,514,102                                                                                               $
                                                                                       ===============      ==================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:
          Deposits:
            Noninterest-bearing                                                               882,785     $           766,329                                                                                               $
            Interest-bearing                                                                1,314,305               1,110,630
                                                                                       ---------------      ------------------
               Total deposits                                                               2,197,090               1,876,959
          Demand Note to U.S. Treasury                                                          9,878                   9,999
          Short-term borrowings                                                                52,700                  50,000
          Long-term borrowings                                                                292,000                 325,000
          Deferred taxes                                                                        5,671                     514
          Accrued interest payable                                                              5,139                   7,402
          Other liabilities                                                                    30,278                  23,480
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES                                                              2,592,756               2,293,354
                                                                                       ---------------      ------------------
       Stockholders' Equity:
          Preferred stock (authorized, 20,000,000 shares
             without par; none issued or outstanding)
          Common stock (authorized, 62,500,000 shares
             without par; issued and outstanding
             34,810,736 (2002) and 34,782,234 (2001))                                         144,380                 146,108
          Retained earnings                                                                    82,241                  60,671
          Accumulated other comprehensive income, net of tax                                   28,939                  13,969
                                                                                       ---------------      ------------------
             Total stockholders' equity                                                       255,560                 220,748
                                                                                       ---------------      ------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     2,848,316     $         2,514,102                                                                                               $
                                                                                       ===============      ==================

       See accompanying notes to the consolidated financial statements.

                                               CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (unaudited)
                                           Dollar amounts in thousands, except per share

                                                                    For the Three Months                For the Nine Months
                                                                     Ended September 30,                Ended September 30,
                                                                   2002               2001             2002             2001
                                                             --------------      -------------   --------------    --------------
     Loans, including fees                                    $     24,030       $     22,576    $      66,337     $      68,627
     Investment securities:
        Taxable                                                     12,073             12,000           35,609            37,187
        Tax-preferred                                                4,071              4,069           12,127            11,886
                                                                -----------        -----------   --------------    --------------
               Total investment income                              16,144             16,069           47,736            49,073
     Federal funds sold                                                157                139              478               242
                                                                -----------        -----------   --------------    --------------
               Total interest income                                40,331             38,784          114,551           117,942
   Interest expense:
     Deposits                                                        5,938              7,624           16,545            25,202
     Borrowings                                                      5,022              4,656           14,552            16,585
                                                                -----------        -----------   --------------    --------------
               Total interest expense                               10,960             12,280           31,097            41,787
                                                                -----------        -----------   --------------    --------------
       Net interest income before provision for credit              29,371             26,504           83,454            76,155
   losses
   Provision for credit losses                                           0                250                0             1,750
                                                                -----------        -----------   --------------    --------------
       Net interest income after
          provision for credit losses                               29,371             26,254           83,454            74,405
   Other operating income:
      Service charges on deposit accounts                            3,580              3,088           10,335             9,404
      Wealth Management services                                       921                905            2,891             2,911
      Investment services                                              355                371            1,071             1,046
      Bankcard services                                                302                278              885               768
      Other                                                            838                449            2,503             2,365
      Gain on sale of real estate owned                                  0                  0                0               126
      Gain on sale of securities, net                                1,844                146            4,940                60
                                                                -----------        -----------      -----------      ------------
               Total other operating income                          7,840              5,237           22,625            16,680
   Other operating expenses:
      Salaries and employee benefits                                 9,617              8,318           26,766            24,143
      Occupancy                                                      1,602              1,501            4,731             4,281
      Equipment                                                      1,538              1,331            4,431             3,900
      Stationary and supplies                                          993                885            2,981             2,679
      Professional services                                            947                697            3,011             3,024
      Promotion                                                        721                669            2,544             2,167
      Data processing                                                  363                286              974               986
      Goodwill and other intangibles                                   281                215              347               705
      Other                                                          1,132                888            2,927             2,605
                                                                -----------        -----------   --------------    --------------
               Total other operating expenses                       17,194             14,790           48,712            44,490
                                                                -----------        -----------   --------------    --------------
   Earnings before income taxes                                     20,017             16,701           57,367            46,595
   Income taxes                                                      6,821              5,910           20,214            17,351
                                                             --------------      -------------   --------------    --------------
       Net earnings                                           $     13,196       $     10,791    $      37,153     $      29,244
                                                             ==============      =============   ==============    ==============
   Basic earnings per common share                            $       0.38       $       0.30     $       1.06     $        0.84
                                                             ==============      =============   ==============    ==============
   Diluted earnings per common share                          $       0.37       $       0.30    $        1.04     $        0.82
                                                             ==============      =============   ==============    ==============
   Cash dividends per common share                            $       0.14       $       0.15    $        0.42     $        0.43
                                                             ==============      =============   ==============    ==============

   See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (unaudited)
                    (Dollars and shares in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                   Common                                     Comprehensive
                                                   Shares         Common       Retained          Income          Comprehensive
                                                Outstanding        Stock       Earnings        Net of Tax            Income
                                                -------------  ------------  ------------  -----------------    -----------------
Balance January 1, 2001                               27,659   $   145,648   $    36,179   $          6,803
Issuance of common stock                                 167           460
5-for-4 stock split                                    6,956
Tax benefit from exercise of stock options                                            19
Cash dividends                                                                  (15,585)
Comprehensive income:
  Net earnings                                                                    40,058                      $           40,058
  Other comprehensive income:
      Unrealized gains on securities
          available-for-sale, net                                                                     7,166                7,166
                                                                                                                -----------------
           Comprehensive income                                                                               $           47,224
                                                -------------    ----------    ----------    ---------------    =================
Balance December 31, 2001                             34,782       146,108        60,671             13,969
Issuance of common stock                                 129           372
Repurchase of common stock                             (100)       (2,100)
Cash dividends                                                                  (15,583)
Comprehensive income:
  Net earnings                                                                    37,153                      $           37,153
  Other comprehensive income:
      Unrealized gain on securities
          available-for-sale, net                                                                    14,970               14,970
                                                                                                              -------------------
           Comprehensive income                                                                               $           52,123
                                                -------------  ------------  ------------  -----------------  ===================
Balance September 30, 2002                            34,811   $   144,380   $    82,241   $         28,939
                                                =============  ============  ============  =================

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                         (dollar amounts in thousands)
                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                  2002                   2001
                                                                       -----------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Interest received                                               $           117,956     $         103,706
          Service charges and other fees received                                      17,685                16,620
          Interest paid                                                              (34,433)              (43,910)
          Cash paid to suppliers and employees                                       (55,251)              (31,818)
          Income taxes (paid) refunded                                               (18,984)                12,325
                                                                            ------------------      ----------------
            Net cash provided by operating activities                                  26,973                56,923
                                                                            ------------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sales of securities available-for-sale                        248,557               288,051
          Proceeds from maturities of securities available-for-sale                   151,445                76,226
          Purchases of securities available-for-sale                                (432,774)             (343,522)
          Net increase in loans                                                      (23,952)              (21,440)
          Proceeds from sales of premises and equipment                                     3                   100
          Purchase of premises and equipment                                          (2,454)               (5,726)
          Proceeds from sales of other real estate owned                                    0                   536
          Other investing activities                                                 (18,600)              (33,291)
                                                                            ------------------      ----------------
            Net cash used in investing activities                                    (77,775)              (39,066)
                                                                            ------------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in transaction deposits                                        166,787               116,110
          Net increase in time deposits                                                14,731                42,148
          Net decrease in borrowings                                                 (33,421)             (159,401)
          Cash dividends on common stock                                             (15,583)              (11,962)
          Repurchase of common stock                                                  (2,100)
          Proceeds from exercise of stock options                                         372                   416
                                                                            ------------------      ----------------
            Net cash provided by (used in) financing activities                       130,786              (12,689)
                                                                            ------------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              79,984                 5,168
CASH AND CASH EQUIVALENTS, beginning of period                                        102,651               140,315
                                                                            ------------------      ----------------
CASH AND CASH EQUIVALENTS BEFORE ACQUISTIONS                                          182,635               145,483
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
  WESTERN SECURITY BANK, N.A.                                                          41,304
CASH AND CASH EQUIVALENTS PAID IN THE PURCHASE OF
  GOLDEN WEST ENTERPRISES, INC.                                                         (268)
                                                                            ------------------      ----------------
CASH AND CASH EQUIVALENTS, end of period                                  $           223,671     $         145,483
                                                                            ==================      ================

See accompanying notes to the consolidated financial statements.

                       CVB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Continued)
                           (dollar amounts in thousands)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          2002               2001
                                                                    ---------------- ------------------
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
          Net earnings                                              $        37,153    $        29,244
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
          Gain on sale of investment securities                             (5,039)            (1,680)
          Loss on sale of investment securities                                  99              1,620
          Loss on sale of premises and equipment                                  9                 57
          Gain on sale of other real estate owned                                 0              (126)
          Increase in cash value of life insurance                              690                108
          Amortization of premiums on investment securities                   6,773           (10,123)
          Provisions for credit losses                                            0              1,750
          Depreciation and amortization                                       4,383              3,559
          Change in accrued interest receivable                               (106)              (640)
          Change in accrued interest payable                                (3,337)            (2,106)
          Change in other assets and liabilities                           (13,652)             35,260
                                                                    ---------------- ------------------
            Total adjustments                                              (10,180)             27,679
                                                                    ---------------- ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                 $        26,973    $        56,923
                                                                    ================ ==================

Supplemental Schedule of Noncash Investing and Financing Activities
      Purchase of Western Security Bank:
        Cash and cash equivalents acquired                          $        41,304
        Other assets acquired                                               101,652
                                                                    ----------------
           Total                                                            142,956
                                                                    ----------------
        Deposits acquired                                                   138,614
        Other liabilities                                                     9,579
                                                                    ----------------
           Total                                                            148,193
                                                                    ----------------
        Goodwill and intangibles                                    $         5,237
                                                                    ================
      Purchase of Golden West Enterprises, Inc.:
        Cash and cash equivalents acquired                          $         (268)
        Other assets acquired                                                21,074
                                                                    ----------------
           Total                                                             20,806
                                                                    ----------------
        Other liabilities                                                    20,806
                                                                      --------------
           Total                                                    $        20,806
                                                                    ================

      Securities purchased and not settled                          $             0  $          20,000

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2002 and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank") and the Bank's wholly owned subsidiary, Golden West Enterprises, Inc., Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp after elimination of all material intercompany transactions and balances.

     Nature of Operations - The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which provides automobile and equipment leasing and brokers mortgage loans. It is located in Costa Mesa, California. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, Los Angeles and Kern County areas of Southern California. The Bank operates 32 Business Financial Centers (branches) with its headquarters located in the city of Ontario.

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

     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2002, the Company had entered into commitments with certain customers amounting to $472.7 million compared to $383.2 million at December 31, 2001. Letters of credit at September 30, 2002, and December 31, 2001, were $13.5 million and $12.5 million, respectively.

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

     The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Impaired loans totaled $5.2 million at September 30, 2002. These loans were supported by collateral with a fair market value, net of prior liens, of $5.2 million. Amount of reserve for these loans is $3.8 million as of September 30, 2002.

     Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial terms of the leases.

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

     Business Combinations and Intangible Assets– In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations,” which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

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

     Additionally, as required by SFAS No. 142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairment of goodwill. At September 30, 2002 goodwill was $5.2 million (net of amortization of $7.1 million recorded prior to the adoption of SFAS No. 142). As of September 30, 2002, intangible assets that continue to be subject to amortization include core deposits of $7.4 million (net of $1.1 million of accumulated amortization). Amortization expense for such intangible assets was $347,000 for the nine months ended September 30, 2002. Estimated amortization expense for the remainder of 2002 is expected to be $268,000 and for each of the succeeding five fiscal years, $1.5 million. With the implementation of SFAS No. 142, the amortization of goodwill in the approximate amount of $703,000 ceased as of January 1, 2002. The impact on net income and earnings per common share (basic and diluted) is not considered significant.

     Recent Acquisition - On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million. The Bank is in the process of obtaining valuations on certain assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. At September 30, 2002, based on current estimates, an intangible asset classified as a core deposit intangible in the approximate amount of $5.2 million with a finite life was recorded. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company's deposits, loans, and assets in the second quarter. It is the intention of the Bank to dissolve the two subsidiaries whose operations were merged into the Bank immediately after the acquisition.

     On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $20.3 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $2.9 million. The Bank is in the process of obtaining valuations on certain intangible assets; thus, the allocation of the purchase price has not been determined. Golden West Enterprises, Inc. will operate as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles and equipment. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

    Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income

    Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at September 30, 2002 was 34,810,736. During the month of July 2002, the Company reacquired and retired a total of 100,000 shares of its common stock in the open market at a purchase price of $21.00 per share for a cost of $2.1 million. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options. All 2001 earnings per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002. The table below presents the reconciliation of earnings per share for the periods indicated.

                                                                 Earnings Per Share Reconciliation
                                                    (Dollars and shares in thousands, except per share amounts)
                                                                        For the Three Months
                                                                        Ended September 30,
                                                     2002                                            2001
                                ---------------------------------------------  ------------------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares       Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)          Amount
                                ---------------------------------------------  ------------------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       13,196            34,906       $0.38   $        10,785           34,760                $0.30
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                   746      (0.01)                                686                 0.00
                                ---------------------------------------------    ----------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       13,196            35,652       $0.37   $        10,785           35,446                $0.30
                                =============================================  ======================================================

                                                                 Earnings Per Share Reconciliation
                                                                        For the Nine Months
                                                                        Ended September 30,
                                                     2002                                            2001
                                ---------------------------------------------  ------------------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares       Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)          Amount
                                ---------------------------------------------  ------------------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       37,153            34,890       $1.06   $        29,244           34,719                $0.84
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
   of outstanding options                                    747      (0.02)                                641               (0.02)
                                  -------------------------------------------    ----------------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       37,153            35,637       $1.04   $        29,244           35,360                $0.82
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

     Recent Accounting Pronouncements - In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, "Acquisitions of Certain Financial Institutions," which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. We will adopt the provisions of SFAS 147 for acquisitions of certain financial institutions that are initiated after October 1, 2002. Management believes that the adoption of the statement on October 1, 2002 will not have a material effect on the Company's financial statements.

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of the statement on January 1, 2003 will not have a material effect on the Company's financial statements.

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

     The banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. This competition has manifested itself with increased pricing pressures for loans and deposits, thus compressing the Company's net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

Recent Acquisition

     On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million and an intangible asset classified as a core deposit intangible in the approximate amount of $5.2 million with a finite life of 5 years was recorded. The Bank is in the process of obtaining valuations on certain intangible assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company's deposits, loans, and assets. It is the intention of the Bank to dissolve the two subsidiaries whose operations were merged into the Bank immediately after the acquisition.

     On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $20.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $2.9 million. The Bank is in the process of obtaining valuations on certain intangible assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. Golden West Enterprises, Inc. will operate as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles, equipment, and brokering of real estate loans. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

     The Company reported net earnings of $37.2 million for the nine months ended September 30, 2002. This represented an increase of $7.91 million, or 27.04%, over net earnings of $29.2 million, for the nine months ended September 30, 2001. Basic earnings per share for the nine-month period increased to $1.06 per share for 2002, compared to $0.84 per share for 2001. Diluted earnings per share increased to $1.04 per share for the first nine months of 2002, compared to $0.82 per share for the same nine-month period last year. The annualized return on average assets was 1.85% for the first nine months of 2002 compared to a return on average assets of 1.71% for the nine months ended September 30, 2001. The annualized return on average equity was 20.67% for the nine months ended September 30, 2002, compared to a return of 19.49% for the nine months ended September 30, 2001.

     For the quarter ended September 30, 2002, the Company generated net earnings of $13.2 million. This represented an increase of $2.4 million, or 22.29%, over the net earnings of $10.8 million for the third quarter of 2001. Basic earnings per share increased to $0.38 for the third quarter of 2002 compared to $0.30 per share for the third quarter of 2001. Diluted earnings per share increased to $0.37 per share compared to $0.30 per share for the third quarter of 2002 and 2001, respectively. The annualized return on average assets was 1.95% for the third quarter of 2002 compared to 1.89% for the same period last year. The annualized return on average equity was 21.66% for the third quarter of 2002 and 20.90% for the third quarter of 2001.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of securities and OREO, and the provisions for credit and OREO losses, totaled $52.4 million for the nine months ended September 30, 2002. This represented an increase of $4.1 million, or 8.49%, compared to operating earnings of $48.3 million for the first nine months of 2001. For the third quarter of 2002, pre-tax operating earnings totaled $18.1 million. This represented an increase of $1.3 million, or 7.74%, from pre-tax operating earnings of $16.8 million for the third quarter of 2001.

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

     The Company's net interest income (before provision for credit losses) totaled $83.5 million for the nine months ended September 30, 2002. This represented an increase of $7.3 million, or 9.59%, over net interest income of $76.2 million for the same period in 2001. The increase in net interest income of $7.3 million for 2002 resulted from a decrease of $3.4 million in interest income and a $10.7 million reduction in interest expense. The decrease in interest income of $3.4 million resulted from the decline in the average yield on earning assets to 6.38% for the first nine months of 2002 from 7.74% for the same period in 2001, which offset a $388.8 million increase in average earning-assets. The reduction of $10.7 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.56% for the first nine months of 2002 from 3.98% for the same period in 2001, which offset a $220.3 million increase in average interest-bearing liabilities.

     The decrease in interest income was primarily the result of the decline in the average yield on earning-assets. Interest income totaled $114.6 million for the first nine months of 2002. This represented a decrease of $3.4 million, or 2.87%, compared to total interest of $117.9 million for the same period last year.

     The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $31.1 million for the first nine months of 2002. This represented a decrease of $10.7 million, or 25.58%, over total interest expense of $41.8 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the first nine months of 2001 and 2002.

     For the third quarter ending September 30, 2002, the Company's net interest income (before provision for credit losses) totaled $29.4 million. This represented an increase of $2.8 million, or 10.82%, over net interest income of $26.5 million for the same period in 2001. The increase in net interest income of $2.8 million for the third quarter of 2002 resulted from an increase of $1.5 million in interest income and a $1.3 million decrease in interest expense. The increase in interest income of $1.5 million resulted from the decline in the average yield on earning assets to 6.57% for the third quarter of 2002 from 7.56% the same period in 2001, which offset a $422.4 million increase in average earning-assets. The reduction of $1.3 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.67% for the third quarter of 2002 from 3.53% the same period in 2001, which offset a $252.6 million increase in average interest-bearing liabilities.

     The decrease in interest income was primarily the result of the decline in the average yield on earning-assets. Interest income totaled $40.3 million for the third quarter of 2002. This represented an increase of $1.5 million, or 3.99%, compared to total interest of $38.8 million for the same period last year.

     The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $11.0 million for the third quarter of 2002. This represented a decrease of $1.3 million, or 10.75%, over total interest expense of $12.3 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the third quarter of 2001 and 2002.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the nine-month and three-month periods ended September 30, 2002, and 2001. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 42% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest
Differentials
(amounts in thousands)
                                                        Nine-month periods ended September 30,
                                                      2002                                 2001
                                        ----------------------------------   ---------------------------------
                                             Average                              Average
ASSETS                                       Balance     Interest    Rate         Balance   Interest     Rate
                                        -------------  -----------  ------   -------------  ---------  -------
Investment Securities
  Taxable (1)                           $    907,807 $     35,609   5.30%    $    784,972 $   37,187    6.40%
  Tax preferenced                            350,296       12,127   6.65%         298,290     11,886    7.65%
Federal Funds Sold                            44,158          478   1.46%           8,510        242    3.84%
Loans (2) (3)                              1,234,762       66,337   7.26%       1,056,464     68,627    8.78%
                                        -------------  -----------  ------   -------------  ---------  -------
Total Earning Assets                       2,537,023      114,551   6.38%       2,148,236    117,942    7.74%
Total Non Earning Assets                     185,123                              141,320
                                        -------------                        -------------
Total Assets                            $  2,722,146                         $  2,289,556
                                        =============                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                         $    802,589                         $    637,106
Savings Deposits (4)                         758,014 $      9,278   1.65%         560,658 $   16,076    3.88%
Time Deposits                                489,545        7,267   2.01%         441,549      9,126    2.79%
                                        -------------  -----------  ------   -------------  ---------  -------
Total Deposits                             2,050,148       16,545   1.09%       1,639,313     25,202    2.08%
                                        -------------  -----------  ------   -------------  ---------  -------
Other Borrowings                             393,738       14,552   5.00%         418,815     16,585    5.34%
                                        -------------  -----------  ------   -------------  ---------  -------
Interest Bearing Liabilities               1,641,297       31,097   2.56%       1,421,022     41,787    3.98%
                                        -------------                        -------------
Total deposits and borrowings              2,443,886                            2,058,128
Other Liabilities                             35,196                               28,545
Stockholders' Equity                         243,064                              202,883
Total Liabilities and
                                        -------------                        -------------
  Stockholders' Equity                  $  2,722,146                         $  2,289,556
                                        =============                        =============

Net interest spread                                                 3.82%                               3.76%
Net interest margin                                                 4.72%                               5.11%
Net interest margin excluding loan fees                             4.53%                               4.91%

------------------------------------------------------------------
(1) Includes short-term interest bearing deposits with other institutions
(2) Loan fees are included in total interest income as follows, (000)s omitted: 2002, $3,496; 2001, $3,180
(3) Non performing loans are included in net loans as follows, (000)s omitted: 2002, $998; 2001, $1,262
(4) Includes interest bearing demand and money market accounts

                                                           Three-month periods ended September 30,
                                                         2002                                   2001
                                         --------------------------------------   ---------------------------------
                                               Average                                 Average
ASSETS                                         Balance     Interest       Rate         Balance    Interest    Rate
                                         --------------  -----------  ---------   -------------  ----------  ------
Investment Securities
  Taxable (1)                            $     992,242 $     12,073      4.93%    $    781,332 $    12,000   6.23%
  Tax preferenced                              340,057        4,071      6.89%         306,847       4,069   7.64%
Federal Funds Sold                              32,628          157      1.95%          17,547         139   3.21%
Loans (2) (3)                                1,230,454       24,030      7.92%       1,067,296      22,576   8.58%
                                         --------------  -----------  ---------   -------------  ----------  ------
Total Earning Assets                         2,595,381       40,331      6.57%       2,173,022      38,784   7.56%
Total Non Earning Assets                       155,380                                 142,207
                                         --------------                           -------------
Total Assets                             $   2,750,761                            $  2,315,229
                                         ==============                           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                          $     809,625                            $    666,734
Savings Deposits (4)                           784,978 $      2,567      1.33%         592,675 $     2,915   1.99%
Time Deposits                                  475,656        3,371      2.87%         444,394       4,709   4.30%
                                         --------------  -----------  ---------   -------------  ----------  ------
Total Deposits                               2,070,259        5,938      1.16%       1,703,803       7,624   1.81%
                                         --------------  -----------  ---------   -------------  ----------  ------
Other Borrowings                               401,206        5,022      5.08%         372,172       4,656   5.07%
                                         --------------  -----------  ---------   -------------  ----------  ------
Interest Bearing Liabilities                 1,661,840       10,960      2.67%       1,409,241      12,280   3.53%
                                         --------------                           -------------
Total deposits and borrowings                2,471,465                               2,075,975
Other Liabilities                               32,031                                  29,822
Stockholders' Equity                           247,265                                 209,432
Total Liabilities and
                                         --------------                           -------------
  Stockholders' Equity                   $   2,750,761                            $  2,315,229
                                         ==============                           =============

Net interest spread                                                      3.90%                               4.03%
Net interest margin                                                      4.86%                               5.27%
Net interest margin excluding loan fees                                  4.63%                               5.04%

-------------------------------------------------------
(1) Includes short-term interest bearing deposits with other institutions
(2) Loan fees are included in total interest income as follows, (000)s omitted: 2002, $1,448; 2001, $1,201
(3) Non performing loans are included in net loans as follows, (000)s omitted: 2002, $818; 2001, $1,704
(4) Includes interest bearing demand and money market accounts

     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company's taxable equivalent (TE) net interest margin was 4.72% for the first nine months of 2002, compared to 5.11% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 7.74% in the first nine months of 2001 to 6.38% in the same period of 2002, a decrease of 136 basis points
  Interest expense as a percent of average earning assets decreased from 2.63% in the first nine months of 2001 to 1.66% in the same period of 2002, a decrease of 97 basis points
  Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 29.66% in the first nine months of 2001 to 31.64% for the same period in 2002
  Decrease in average interest-bearing liabilities as a percent of average earning assets from 66.15% in the first nine months of 2001 to 64.69% for the same period in 2002
  Decrease in average borrowings as a percent of average earning assets from 19.50% in the first nine months of 2001 to 15.52% in the same period of 2002
  Increase in average fed funds as a percent of average earning assets from 0.40% in the first nine months of 2001 to 1.74% in the same period of 2002

     It is difficult to attribute the above changes to any one factor. However, the interest rate environment is a significant factor. In addition, the banking and financial services businesses in the Company's market areas are highly competitive. This competition has an influence on the strategies the Company employs. In addition, the Company believes that the change in mix of interest-free and interest-bearing deposits during 2001 and continuing in 2002, was in part due to money being transferred out of the stock market due to declining stock market values.

     Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.1 billion in the first nine months of 2001 to $2.5 billion in the same period in 2002. This represents an 18.10% increase for the first nine months of 2002 over the same period last year.

     For the third quarter of 2002 the Company's taxable equivalent (TE) net interest margin was 4.86% as compared to 5.27% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company's ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company's net interest spread (TE) was 3.82% for the first nine months of 2002 and 3.76% for the same period last year. The increase in the net interest spread for the nine months ended September 30, 2002 resulted from a 136 basis point decrease in the yield on earning assets offset by a 142 basis point decrease in the cost of interest-bearing liabilities, thus generating a 6 basis point increase in the net interest spread over the same period last year.

     For the third quarter of 2002 the Company's net interest spread (TE) was 3.90% and 4.03% for the same period last year. The decrease in the net interest spread for the third quarter ended September 30, 2002 resulted from a 99 basis point decrease in the yield on earning assets offset by a 86 basis point decrease in the cost of interest-bearing liabilities, thus generating a 13 basis point decrease in the net interest spread over the same period last year.

     The yield (TE) on earning assets decreased to 6.38% for the first nine months of 2002, from 7.74% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets decreased to 48.67% in the first nine months of 2002 from 49.18% for the same period in 2001. Average investments as a percent of earning assets decreased to 49.59% in the first nine months of 2002 from 50.43% for the same period in 2001. Average federal funds sold as a percent of earning assets increased to 1.74% in the first nine months of 2002 from 0.40% for the same period in 2001. Investments and federal funds sold typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as an alternative increased investments. The yield on loans for the first nine months of 2002 decreased to 7.26% as compared to 8.78% for the same period in 2001 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first nine months of 2002 decreased to 5.68% compared to 6.75% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio. The decrease in the yield on earning assets for the first nine months of 2002 was the result of lower yields on both loans and investments.

     The cost of average interest-bearing liabilities decreased to 2.56% for the first nine months of 2002 as compared to 3.98% for the same period in 2001, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 23.99% during the first nine months of 2002 as compared to 29.47% for the same period in 2001. Borrowings typically have a higher cost than interest-bearing deposits. During the first nine months of 2002 the Company was able to generate more interest-bearing deposits from its customers than in the same period last year and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for the first nine months of 2002 decreased to 1.79% as compared to 3.40% for the same period in 2001, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first nine months of 2002 decreased to 5.00% as compared to 5.34% for the same period in 2001, also reflecting the decreasing interest rate environment.

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense
and Net Interest Income
(amounts in thousands)
                                               Comparison of nine-month period
                                              ended September 30, 2002 and 2001
                                              Increase (decrease) in interest income or expense
                                              due to changes in:

                                                                           Rate/
                                             Volume          Rate         Volume          Total
                                           ------------   -----------   ------------   ------------
Interest Income:
  Taxable investment securities           $      6,962  $    (7,193)  $     (1,347)  $     (1,578)
  Tax-advantaged securities                        914         (624)           (49)            241
  Fed funds sold & interest-bearing
   deposits with other institutions              1,012         (150)          (626)            236
  Loans                                         11,582      (11,869)        (2,003)        (2,290)
                                           ------------   -----------   ------------   ------------
Total interest on earning assets                20,470      (19,836)        (4,025)        (3,391)
                                           ------------   -----------   ------------   ------------

Interest Expense:
  Savings deposits                               3,051       (8,278)        (1,571)        (6,798)
  Time deposits                                (1,160)         (820)            121        (1,859)
  Other borrowings                               (993)       (1,106)             66        (2,033)
                                           ------------   -----------   ------------   ------------
Total interest on interest-bearing                 898      (10,204)        (1,384)       (10,690)
liabilities
                                           ------------   -----------   ------------   ------------

Net Interest Income                       $     19,572  $    (9,632)  $     (2,641)  $       7,299
                                           ============   ===========   ============   ============

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

Interest and Fees on Loans

     The Company's major source of revenue, interest and fees on loans totaled $66.3 million for the first nine months of 2002. This represented a decrease of $2.3 million, or 3.34%, over interest and fees on loans of $68.6 million for the same period in 2001. The decrease in interest and fees on loans for the first nine months of 2002 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 7.26% for the first nine months of 2002, compared to 8.78% for the same period in 2001. Deferred loan origination fees, net of costs, totaled $3.9 million at September 30, 2002. This represented an increase of $575,000, or 17.56%, from deferred loan origination fees, net of costs, of $3.3 million at September 30, 2001.

     For the third quarter of 2002 interest and fees on loans totaled $24.0 million. This represented an increase of $1.4 million, or 6.44%, over interest and fees on loans of $22.6 million for the same period in 2001.

     In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2002 and 2001.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $3.5 million for the first nine months of 2002, as compared to $3.2 million for the same period in 2001, an increase of $316,000, or 9.95%.

     The Company recognized loan fee income of $1.4 million for the third quarter of 2002, as compared to $1.2 million for the same period in 2001.

Interest on Investments

     The second most important component of interest income is interest on investments, which totaled $47.7 million for the first nine months of 2002. This represented a decrease of $1.4 million, or 2.72%, over interest on investments of $49.1 million for the same period in 2001. The decrease in interest on investments for the first nine months of 2002 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 5.68% for the first nine months of 2002, compared to 6.75% for the same period in 2001 as a result of the decreasing interest rate environment and the reduction in the average maturity of the investment portfolio.

     For the third quarter of 2002 interest income on investments totaled $16.1 million. This represented an increase of $75,000, or 0.47%, over interest on investments of $16.1 million for the same period in 2001. The increase in interest on investments for the third quarter of 2002 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The weighted-average yield (TE) on investments decreased to 5.43% for the third quarter of 2002, compared to 6.63% for the same period in 2001 as a result of the decreasing interest rate environment

Provision for Credit Losses

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during the first nine months of 2002 and the Company believes the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. See "Risk Management - Credit Risk" herein. There was no provision for credit losses made in the first nine months of 2002. A provision for credit losses of $1.8 million was made in the first nine months of 2001. The decrease in the provision for credit losses was primarily the result of a systemic methodology that the Company employs to determine the appropriate allowance for the probable inherent losses in the loan and lease portfolio. The nature of this process requires considerable judgment. See "Risk Management - Credit Risk" herein.

Other Operating Income

     Other operating income has become an important source of revenues for the Company. Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Golden West Enterprises, Inc., Community Trust Deed Services and CVB Ventures, Inc., and other revenues not included as interest on earning assets.

      Other operating income totaled $22.6 million for the first nine months of 2002. This represents an increase of $5.9 million, or 35.64%, from other operating income of $16.7 million for the same period in 2001. As noted below, the gain on the sale of securities totaled $4.9 million during the first nine months of 2002. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 21.33% for the first nine months of 2002, as compared to 17.97% for the same period in 2001. Excluding gains and losses on securities, other operating income as a percent of net revenues was 17.49% for the first nine months of 2002, as compared to 17.78% for the same period in 2001.

     For the third quarter of 2002, other operating income totaled $7.8 million. This represents an increase of $2.6 million, or 49.72% from other operating income of $5.2 million for the same period last year. Excluding gains and losses on securities, other operating income as a percent of net revenues was 16.95% for the third quarter of 2002, as compared to 16.11% for the same period in 2001.

     Service charges on deposit accounts totaled $10.3 million in the first nine months of 2002. This represented an increase of $932,000, or 9.91% over service charges on deposit accounts of $9.4 million for the same period in 2001. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first nine months of 2002 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 45.68% (58.44%, excluding the gain on sale of securities) of other operating income in the first nine months of 2002, as compared to 56.38% in the same period in 2001.

     For the third quarter of 2002 service charges on deposit accounts totaled $3.6 million. This represents an increase of $492,000, or 15.93% from service charges on deposit accounts of $3.1 million for the same period last year. Service charges on deposit accounts represented 45.66% of other operating income in the third quarter of 2002, as compared to 58.97% in the same period in 2001.

     The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Assets values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in 2002 the Wealth Management Division generated fees of $2.9 million in the first nine months of 2002. Fees generated by the Wealth Management Division in the first nine months of 2002 decreased $20,000, or 0.69% over fees generated by the Wealth Management Division of $2.9 million in the same period in 2001. Fees generated by the Wealth Management Division represented 12.78% (16.35%, excluding the gain on sale of securities) of other operating income in the first nine months of 2002, as compared to 17.45% for the same period in 2001.

     For the third quarter of 2002 fees generated by the Wealth Management Division totaled $921,000. This represents an increase of $16,000, or 1.77% from wealth management income of $905,000 for the same period last year. Fees generated by the Wealth Management Division represented 11.75% of other operating income in the third quarter of 2002, as compared to 17.28% in the same period in 2001.

     Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $1.1 million in the first nine months of 2002. This represented an increase of $25,000, or 2.39%, over fees generated of $1.1 million for the same period in 2001. Fees generated by Investment Services represented 4.73% (6.06%, excluding the gain on sale of securities) of other operating income in the first nine months of 2002, as compared to 6.27% for the same period in 2001.

     For the third quarter of 2002 fees generated by Investment Services totaled $355,000. This represents a decrease of $16,000, or 4.31%, from investment services income of $371,000 for the same period last year. Fees generated by the investment services represented 4.53% of other operating income in the third quarter of 2002, as compared to 7.08% in the same period in 2001. As interest rates have fallen, Investment Services customers incentive to use their services have decreased which is the primary reason for the decline in fees generated in the third quarter.

     Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $885,000 in the first nine months of 2002. This represented an increase of $117,000, or 15.23%, over fees generated of $768,000 for the same period in 2001. Fees generated by Bankcard represented 3.91% (5.00%, excluding the gain on sale of securities) of other operating income in the first nine months of 2002, as compared to 4.60% for the same period in 2001. The increase in bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

     For the third quarter of 2002 fees generated by Bankcard totaled $302,000. This represents an increase of $24,000, or 8.63% from bankcard income of $278,000 for the same period last year. Fees generated by the Bankcard represented 3.85% of other operating income in the second quarter of 2002, as compared to 5.31% in the same period in 2001.

     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc, was $2.5 million in the first nine months of 2002. This represented an increase of $138,000, or 5.84%, over other fees and income generated of $2.4 million for the same period in 2001. Total revenue from Community Trust Deed Services was approximately $87,000 in the first nine months of 2002 and $122,000 for the same period in 2001. CVB Ventures, Inc., a subsidiary of the Company, had revenues of $41,000 in the first nine months of 2002 and $13,000 for the same period in 2001. Other fees and income represented 11.06% (14.15%, excluding the gain on sale of securities) of other operating income in the first nine months of 2002, as compared to 14.18% for the same period in 2001.

     For the third quarter of 2002, other fees and income totaled $838,000. This represents an increase of $389,000, or 86.64%, from other fees and income of $449,000 for the same period last year. Other fees and income represented 10.69% of other operating income in the third quarter of 2002, as compared to 8.57% in the same period in 2001.

     The sale of securities generated income totaling $4.9 million in the first nine months of 2002, and $60,000 for the same period in 2001. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the third quarter of 2002, the Company continued to execute a strategy to reposition the portfolio for an increasing rate environment and to minimize the Company's exposure to interest rate and market risks.

     For the third quarter of 2002, the sale of securities generated income totaling $1.8 million. For the third quarter of 2001, the sale of securities generated income totaling $146,000.

Other Operating Expenses

     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses. Other operating expenses totaled $48.7 million for the first nine months of 2002. This represents an increase of $4.2 million, or 9.49%, from other operating expenses of $44.5 million for the same period in 2001. For the third quarter of 2002 other operating expenses totaling $17.2 million. This represents an increase of $2.4 million, or 16.25%, from other operating expenses of $14.8 million for the same period last year. The acquisition of Western Security Bank and Golden West Enterprises contributed to the increase in other operating expenses.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.42% for the first nine months of 2002, compared to a ratio of 2.63% for the same period in 2001. For the third quarter of 2002, other operating expenses as a percentage of average assets decreased to 2.54%, as compared to 2.59% for the same period last year. The decrease in the ratio was positively effected by the gain on the sale of securities. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

      Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2002, the efficiency ratio was 45.92%, compared to a ratio of 47.92% for the same period in 2001. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency. For the third quarter of 2002 the efficiency ratio decreased to 46.21% as compared to 46.62% for the same period last year

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $26.8 million for the first nine months of 2002. This represented an increase of $2.7 million, or 10.86%, over salaries and related expenses of $24.1 million for the same period in 2001. The increases for 2002 primarily resulted from increased staffing levels and annual salary adjustments. At September 30, 2002, the Company employed 599 full time equivalent employees, compared to 533 full time equivalent employees at September 30, 2001. The increases in 2002 resulted from increased staffing levels associated with the acquisition of Western Security Bank and Golden West Enterprises and internal growth. Salaries and related expenses as a percent of average assets decreased to 1.33% for the first nine months of 2002, compared to 1.43% for the same period in 2001. For the third quarter of 2002, salaries and related expenses totaled $9.6 million. This represents an increase of $1.3 million, or 15.62% from salaries and related expenses of $8.3 million for the same period last year. The increases for the third quarter of 2002 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.42% for the third quarter of 2002, compared to 1.46% for the same period in 2001.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $4.7 million for the first nine months of 2002. This represented an increase of $450,000, or 10.51%, over occupancy expense of $4.3 million for the same period in 2001. For the third quarter of 2002, occupancy expense totaled $1.6 million. This represents an increase of $101,000, or 6.73%, from occupancy expense of $1.5 million for the same period last year. The increase in occupancy expense primarily reflects normal price increases plus the on going remodeling and upkeep of the Company's facilities. Equipment expense totaled $4.4 million for the first nine months of 2002. This represented an increase of $531,000, or 13.62%, over the $3.9 million expense for the same period in 2001. For the third quarter of 2002 equipment expense totaled $1.5 million. This represents an increase of $207,000, or 15.55% from equipment expense of $1.3 million for the same period last year. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

     Stationary and supplies expense totaled $3.0 million for the first nine months of 2002. This represented an increase of $302,000, or 11.27%, over the expense of $2.7 million for the same period in 2001. For the third quarter of 2002 stationary and supplies expense totaled $1.0 million. This represents an increase of $108,000, or 12.20%, from stationary and supplies expense of $885,000 for the same period last year.

     Professional services totaled $3.0 million for the first nine months of 2002. This represented a decrease of $13,000 or 0.43%, over an expense of $3.0 million for the same period in 2001. For the third quarter of 2002, professional services totaled $947,000. This represents an increase of $250,000, or 35.87% from professional services of $697,000 for the same period last year.

     Promotion expense totaled $2.5 million for the first nine months of 2002. This represented an increase of $377,000, or 17.40%, from an expense of $2.2 million for the same period in 2001. For the third quarter of 2002 promotional expense totaled $721,000. This represents an increase of $52,000, or 7.77%, from promotional expense of $669,000 for the same period last year. The increase in promotional expenses was primarily associated with the opening of the Bank's business financial center in Bakersfield and our entrance into California's central valley.

     Data processing expense totaled $974,000 for the first nine months of 2002. This represented a decrease of $12,000, or 1.22%, from an expense of $986,000 for the same period in 2001. For the third quarter of 2002 data processing expense totaled $363,000. This represents an increase of $77,000, or 26.92%, from data processing expense of $286,000 for the same period last year.

     The amortization expense of goodwill and intangibles totaled $347,000 for the first nine months of 2002 and $705,000 for the same period in 2001. The decrease in 2002 is a result of the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and certain intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. For the third quarter of 2002, the amortization expense of intangibles totaled $281,000. This represents an increase of $66,000, or 30.70%, from amortization expense of goodwill and intangibles of $215,000 for the same period last year.

     Other operating expense totaled $2.9 million for the first nine months of 2002. This represented an increase of $322,000, or 12.36%, from an expense of $2.6 million for the same period in 2001. For the third quarter of 2002, other operating expense totaled $1.1 million. This represents an increase of $244,000, or 27.48%, from other operating expense of $888,000 for the same period last year.

Income Taxes

     The Company's effective tax rate for the first nine months of 2002 was 35.24%. This compares to effective tax rates of 37.24% for the same period in 2001. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $2.85 billion at September 30, 2002. This represented an increase of $334.2 million, or 13.29%, over total assets of $2.51 billion at December 31, 2001. The acquisition of Western Security Bank, N.A. (WSB) on June 28, 2002, contributed $149.2 million in total assets. Earning assets totaled $2.65 billion at September 30, 2002. This represented an increase of $280.5 million, or 11.84%, over earning assets of $2.37 billion at December 31, 2001. The WSB acquisition contributed $131.0 million in earning assets. Total liabilities were $2.59 billion at September 30, 2002. This represented an increase of $299.4 million, or 13.06%, over total liabilities of $2.29 billion at December 31, 2001. The WSB acquisition contributed $148.2 million in total liabilities. Total equity was $255.6 million at September 30, 2002. This represented an increase of $34.8 million, or 15.77%, over total equity of $220.7 million at December 31, 2001.

Investment Securities

     The Company reported total investment securities of $1.24 billion at September 30, 2002. This represented an increase of $58.1 million, or 4.92%, over total investment securities of $1.18 billion at December 31, 2001. The WSB acquisition contributed $1.4 million in investment securities. Investment securities comprise 46.80% of the Company's total earning assets.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities held as "available-for-sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At September 30, 2002, securities held as available-for-sale had a fair market value of $1.24 billion, representing 100.00% of total investment securities with an amortized cost of $1.19 billion. At September 30, 2002, the net unrealized holding gain on securities available-for-sale was $49.9 million and that resulted in accumulated other comprehensive income of $28.9 million (net of $21.0 million in deferred taxes). At December 31, 2001, the Company reported a net unrealized gain on investment securities available-for-sale of $24.1 million and accumulated other comprehensive income of $14.0 million (net of deferred taxes of $10.1 million).

     Table 3 sets forth investment securities available-for-sale at September 30, 2002 and December 31, 2001.
Table 3 - Composition of Investment Securities
(dollars in thousands)
                                                                  September 30, 2002                                               December 31, 2002
                                              ---------------------------------------------------------     ----------------------------------------------------------
                                                 Amortized   Market Value  Net Unrealized     Year-to-Date    Amortized   Market Value    Net Unrealized    Year-to-Date
                                                  Cost                      Gain/(Loss)       Yield (TE)        Cost                      Gain/(Loss)      Yield (TE)
                                              ------------------------------------------------------------------------------------------------------------------------
   U.S. Treasury securities                  $         499 $        499 $               0         4.66%    $      1,000 $      1,029 $                 29        5.77%

  Mortgage-backed securities                      454,177      470,626            16,449         5.15%         328,979      334,876                5,897        6.18%

  CMO's / REMIC's                                 257,900      264,045             6,145         5.41%         311,605      317,262                5,657        6.35%

  Government agency securities                     20,122       20,713               591         3.59%          51,212       51,232                   20        4.90%

  Tax-effected securities                         322,737      347,860            25,123         7.11%         316,339      327,074               10,735        7.47%

  Corporate bonds                                 110,728      112,315             1,587         5.35%         127,782      129,528                1,746        6.04%

  Other  securities                                23,595       23,595                 0         5.27%          20,502       20,502                    0        5.83%
                                              ------------  -----------  ----------------  ------------     -----------  -----------  -------------------  -----------

Total Investment Securities                 $   1,189,758 $  1,239,653 $          49,895         5.69%    $  1,157,419 $  1,181,503 $             24,084        6.56%
                                              ============  ===========  ================  ============     ===========  ===========  ===================  ===========

     The weighted-average yield on the investment portfolio at September 30, 2002 was 5.69% with a weighted-average life of 3.15 years. This compares to a yield of 6.56% at December 31, 2001 with a weighted-average life of 4.28 years and a yield of 6.67% at September 30, 2001 with a weighted-average life of 4.38 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

     At September 30, 2002, the Company reported total loans, net of deferred loan fees, of $1.33 billion. This represents an increase of $145.3 million, or 12.23%, over total loans of $1.19 billion at December 31, 2001. The WSB acquisition contributed $97.7 million in total loans, net of deferred loan fees. Without the acquisition, total loans, net of deferred loan fees, would have increased $47.6 million, or 4.01%. Total loans, net of deferred loan fees, comprise 50.31% of the Company's total earning assets. The acquisition of Golden West Enterprises contributed an additional $20.3 million in total loans.

Table 4 - Distribution of Loan Portfolio by Type

                                             September 30, 2002                       December 31, 2001
                                         ---------------------------              --------------------------
Commercial and Industrial                 $               610,490        45.7%     $                491,989
Real Estate:
      Construction                                         99,421         7.4%                       69,604
      Mortgage                                            435,746        32.6%                      422,085
Consumer                                                   29,621         2.2%                       19,967
Municipal lease finance receivables                        17,089         1.3%                       20,836
Agribusiness                                              144,320        10.8%                      166,441
                                            ----------------------  -----------      -----------------------
      Gross Loans                                       1,336,687       100.0%                    1,190,922
Less:
      Allowance for credit losses                        (22,644)                                  (20,469)
      Deferred net loan fees                              (3,852)                                   (3,382)
                                         -------------------------                --------------------------
Net Loans                                 $             1,310,191                  $              1,167,071
                                         =========================                ==========================

     Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Non-performing Assets

     As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $818,000 at September 30, 2002, a decrease of $886,000, or 51.20% from $1.7 million at September 30, 2001. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $818,000 at September 30, 2002. This represented a decrease of $760,000, or 48.16%, from the level of non-performing loans at December 31, 2001. In addition, the Company had loans classified as impaired at September 30, 2002 totaling $5.2 million. This represents a decrease of $11.0 million, or 67.90%, compared to loans classified as impaired of $16.2 million at September 30, 2001, and represents a decrease of $9.5 million, or 64.63% compared to loans classified as impaired of $14.7 million at December 31, 2001.

TABLE 5 - Non-performing Assets (dollar amount in thousands)

                                                        September 30, 2002           December 31, 2001
                                                        ------------------           -----------------
Non-accrual loans                                                     $192                      $1,574
Loans past due 90 days or more
  and still accruing interest                                           49                           4
Restructured loans                                                     577                           0
Other real estate owned (OREO), net                                      0                           0

                                                  -------------------------    ------------------------
Total non-performing assets                                           $818                      $1,578
                                                  =========================    ========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.06%                       0.13%

Percentage of non-performing
  assets to total assets                                             0.03%                       0.06%

     Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see "Risk Management - Credit Risk" herein) the Bank's management is not aware of any loans as of September 30, 2002 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At September 30, 2002 and December 31, 2001, the Company held no properties as other real estate owned.

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

     In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with finite lives continue to be amortized over their life. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations.

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

     At September 30, 2002, total deposits were $2.20 billion. This represented an increase of $320.1 million, or 17.06%, from total deposits of $1.88 billion at December 31, 2001. Average total deposits for the first nine months of 2002 were $2.05 billion. This represented an increase of $410.8 million, or 25.06%, from average total deposits of $1.64 billion for the nine months ended September 30, 2001. The comparison of average balances for the first nine months of 2002 is more representative of the Company's growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The WSB acquisition contributed $138.6 million in total deposits. The composition of deposits is as follows:

                                         September 30, 2002                       December 31, 2001
                                         ------------------                       -----------------
                                                            (Amounts in thousands)
Non-interest bearing deposits
      Demand deposits             $         882,785            40.2%      $         766,329             40.8%
Interest bearing deposits
      Savings Deposits                      805,683            36.7%                674,261             35.9%
      Time deposits                         508,622            23.1%                436,369             23.3%
                                    ----------------  ---------------       ----------------  ----------------
Total deposits                    $       2,197,090           100.0%      $       1,876,959            100.0%
                                    ================  ===============       ================  ================

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $882.8 million at September 30, 2002, representing an increase of $116.5 million, or 15.20%, from total demand deposits of $766.3 million at December 31, 2001. The WSB acquisition contributed $56.8 million in demand deposits. Average demand deposits for the first nine months of 2002 were $802.6 million. This represented an increase of $165.5 million, or 25.97%, from average demand deposits of $637.1 million for the first nine months of 2001. Non-interest-bearing demand deposits represented 40.18% of total deposits as of September 30, 2002 and 40.83% of total deposits as of December 31, 2001.

     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $805.7 million at September 30, 2002, representing an increase of $131.4 million, or 19.49%, from savings deposits of $674.3 million at December 31, 2001. The WSB acquisition contributed $24.3 million in savings deposits.

     Time deposits totaled $508.6 million at September 30, 2002 of which $50 million were brokered. This represented an increase of $72.3 million, or 16.56%, over total time deposits of $436.4 million at December 31, 2001. The WSB acquisition contributed $57.5 million in time deposits most of which were wholesale in nature.

Borrowed Funds

     To achieve the desired growth in earning assets and to fully utilize its capital the Company funds that growth through generating sources of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 16.11% for the period ending September 30, 2002, as compared to 19.22% for the period ending December 31, 2001.

     During 2002 and 2001, the Bank entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $52.7 million and $50.0 million under these agreements at September 30, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 5.05% and 5.20% at September 30, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     During 2002 and 2001, the Bank entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. The Bank had outstanding balances of $292.0 million and $325.0 million under these agreements at September 30, 2002 and December 31, 2001, respectively. The weighted average annual interest rate was 5.07% and 5.09% at September 30, 2002 and December 31, 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     The Bank entered into an agreement, known as the Treasury Tax & Loan ("TT&L") Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On September 30, 2002 and December 31, 2001 the amounts held by the bank in the TT&L Note Option Program were $10.0 million and $10.0 million, collateralized by securities, respectively. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

     At September 30, 2002, borrowed funds totaled $354.6 million. This represented a decrease of $30.4 million, or 7.90%, from total borrowed funds of $385.0 million at December 31, 2001.

Capital Resources

     Historically, the Company's primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

      The Company's equity capital was $255.6 million at September 30, 2002. This represented an increase of $34.8 million, or 15.77% over equity capital of $220.7 million at December 31, 2001. The Company's 2001 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2002, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 6 below presents the Company's and the Bank's  risk-based and leverage capital ratios as of September 30, 2002, and December
31, 2001.

Table 6 - Regulatory Capital Ratios

                                     Required
                                     Minimum           September 30, 2002             December 31, 2001
                                                    --------------------------    --------------------------
Capital Ratios                        Ratios          Company        Bank           Company        Bank
--------------                        ------          -------        ----           -------        ----
Risk-based capital ratios:
   Tier I                                 4.00%           11.51%       11.55%           11.97%       11.96%
   Total                                  8.00%           12.73%       12.77%           13.19%       13.19%
Leverage ratio                            4.00%            7.92%        7.94%            8.64%        8.63%
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

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which the Company determines the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. The Company employs a systematic methodology that is intended to reduce the differences between estimated and actual losses.

     The Company's methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major elements.

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

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first nine months of 2002, as compared to $1.8 million for the same period in 2001. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management's judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In management's judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

     At September 30, 2002, the Company reported an allowance for credit losses of $22.6 million. This represented an increase of $2.2 million, or 10.63%, from the allowance for credit losses of $20.5 million at December 31, 2001. The acquisition of WSB contributed $2.3 million to the allowance

     At September 30, 2002, the Company had loans classified as impaired totaling $5.2 million. This represents a decrease of $9.5 million, or 64.63%, compared to loans classified impaired of $14.7 million at December 31, 2001. Impaired loans measured, as a percent of gross loans equaled 0.39% and 1.24%, at September 30, 2002 and December 31, 2001 respectively.

     Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $818,000 at September 30, 2002. This represented a decrease of $760,000, or 48.16%, from non-performing loans of $1.6 million at December 31, 2001. Non-performing loans measured, as a percent of gross loans, equaled 0.06% and 0.13%, at September 30, 2002 and December 31, 2001, respectively. Nonaccrual loans decreased $1.4 million, or 87.80%, to $192,000 at September 30, 2002, from $1.6 million at December 31, 2001.

TABLE 7 - Summary of Credit Loss Experience
(amounts in thousands)
                                                                           Nine-months ended September 30,
                                                                           -------------------------------
                                                                                2002                2001
                                                                             ------------        ------------

Amount of Total Loans at End of Period (1)                                $    1,332,835       $   1,076,500
                                                                             ============        ============
Average Total Loans Outstanding (1)                                       $    1,234,762       $   1,056,464
                                                                             ============        ============
Allowance for Credit Losses at Beginning of Period:
  Citizens Business Bank                                                  $       20,469       $      19,152
  Acquisition of Western Security Bank                                             2,325
Loans Charged-Off:
  Real Estate Loans                                                                  147 wsb              87
  Commercial and Industrial                                                          915                   0
  Consumer Loans                                                                     225                  18
                                                                             ------------        ------------
    Total Loans Charged-Off                                                        1,287                 105
                                                                             ------------        ------------
 Recoveries:
  Real Estate Loans                                                                  611                 362
  Commercial and Industrial                                                          474                 118
  Consumer Loans                                                                      52 wsb              11
                                                                             ------------        ------------
    Total Loans Recovered                                                          1,137                 491

Net Loans Charged-Off (Recovered)                                                    150               (386)
                                                                             ------------        ------------
Provision Charged to Operating Expense                                                 0               1,750
                                                                             ------------        ------------
Allowance for Credit Losses at End of period                              $       22,644       $      21,288
                                                                             ============        ============
--------
(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans*                          0.02%              -0.05%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period*                 0.02%              -0.05%
Allowance for Credit Losses to Average Total Loans                                 1.83%               2.02%
Allowance for Credit Losses to Total Loans at End of Period                        1.70%               1.98%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                  0.88%              -2.42%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses                                     -22.06%

* Net Loan Charge-Off (Recovered) amounts are annualized.

     While management believes that the allowance at September 30, 2002, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a positive gap at September 30, 2002 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $734.7 million, or 59.27%, of the total investment portfolio at September 30, 2002 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

     The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling two-year horizon.

     The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed

     The following depicts the Company's net interest income sensitivity analysis as of September 30, 2002:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+200 basis points	(0.33%)
-200 basis points	(2.19%)

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

     Net cash provided by operating activities totaled $27.0 million for the first nine months of 2002, compared to $56.9 million for the same period last year. The decrease was primarily the result of the income taxes paid.

     Net cash used in investing activities totaled $77.8 million for the first nine months of 2002, compared to $39.1 million used by investing activities for the same period in 2001. The increase was primarily the result of an increase in the purchase of investment securities and an increase in loans.

     Funds provided by financing activities totaled $130.8 million for the first nine months of 2002, compared to funds used in financing activities of $12.7 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in deposits during the period.

     At September 30, 2002, cash and cash equivalents totaled $223.7 million. This represented an increase of $78.2 million, or 53.74%, from a total of $145.5 million at September 30, 2001. The acquisition of WSB contributed $41.3 million in cash and cash equivalents, while the acquisition of Golden West Enterprises provided $268,000 in cash and cash equivalents. Without the acquisitions, cash and cash equivalents would have increased $37.2 million.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank's assets. For the first nine months of 2002, the Bank's loan to deposit ratio averaged 60.23%, compared to an average ratio of 64.45% for the same period in 2001.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2002, approximately $76.7 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of Company's controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                                      PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings

                  In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI
                  Grand Terrace, Inc. ("MRI").  The award to MRI and its joint venture partner, Tri-National Development Corp.  was approximately $4,900,000, which included approximately $2,100,000 in compensatory damages, $1,600,000 in punitive damages, and $1,200,000 in prejudgment interest.  The lawsuit alleges that the Bank mislead MRI in its purchase of a commercial real estate property from the Bank.  The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied.  The Bank filed an appeal on August 19, 1998.  The
                  Court of Appeals vacated the judgment and remanded the case for retrial.  In addition, the Court of Appeals awarded the Bank the costs of appeal.  MRI petitioned the Supreme Court of the State of California, which refused to hear the case.

                  A retrial has been scheduled for February 10, 2003.  The Bank's motion for Summary Judgment was denied.  Plaintiffs'
                  position on damages is unspecified but they claim they may be asking for compensatory damages of $40,000,000, pre-judgment interest, punitive damages, and costs. Management believes that the ultimate outcome of this case will not have a material adverse affect on the Company's future consolidated financial position or results of operations.

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

                  Exhibit 99.1  Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2  Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                              SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          CVB FINANCIAL CORP.
                                                          -------------------
                                                             (Registrant)

Date:    November 12, 2002                                     /s/ Edward J. Biebrich Jr.
                                                              ---------------------------
                                                              Edward J. Biebrich Jr.
                                                              Chief Financial Officer

Certification

         I, D. Linn Wiley, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CVB Financial Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all  significant  deficiencies  in the  design  or  operation  of  internal  controls  which  could  adversely  affect  the registrant's  ability to record,  process,  summarize  and report  financial  data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002                                    /s/ D. Linn Wiley
                                                             ------------------
                                                              D. Linn Wiley
                                                              Chief Executive Officer

Certification

         I, Edward J. Biebrich, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CVB Financial Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all  significant  deficiencies  in the  design  or  operation  of  internal  controls  which  could  adversely  affect  the registrant's  ability to record,  process,  summarize  and report  financial  data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                                     /s/ Edward J. Biebrich, Jr.
                                                              ----------------------------
                                                              Edward J. Biebrich, Jr.
                                                              Chief Financial Officer