Form 10-K
period 2002-12-31
CVB FINANCIAL CORP
filed 2003-03-20
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       N/A       to       N/A

Commission file number 1-10140

CVB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

California	95-3629339
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

701 N. Haven Avenue, Suite 350	91764
Ontario, California (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value	Preferred Stock Purchase Rights

(Title of class)	(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No [   ]

     As of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $792,621,309.

     Number of shares of common stock of the registrant outstanding as of March 19, 2003: 43,686,208

DOCUMENTS INCORPORATED BY REFERENCE	PART OF

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2002	Part III of Form 10-K

INTRODUCTION

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which CVB Financial Corp. and its subsidiaries operate and projections of future performance. CVB Financial Corp. and its subsidiaries’ actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of some of the factors that might cause such differences, see “Item 1. Business – Risk Factors that May Affect Future Results.”

AVAILABLE INFORMATION

     Reports filed with the Securities and Exchange Commission (the “Commission”) including proxy statements and other information can be inspected and copied at the public reference facilities of the Commission at Room 1024, 450 Fifth Street, N.W., Washington D.C., 20549. Copies of such materials can be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after the company files such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

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

     CVB’s principal business is to serve as a holding company for the Bank, Community, Ventures, and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2002, the Company had $3.12 billion in total assets, $1.42 billion in net loans and $2.31 billion in deposits.

     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

     The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2002, the Bank had $3.12 billion in assets, $1.42 billion in net loans and $2.31 billion in deposits.

     The Bank currently has 32 banking offices located in San Bernardino County, Riverside County, Orange County, Kern County, and the Eastern portion of Los Angeles County in Southern California. Of the 32 offices, the Bank opened ten as de novo branches and acquired the other twenty-two in acquisition transactions. Since the beginning of 1995, the Bank has added fourteen offices, one in 1995, four in 1996, seven in 1999, one in 2001 and one in 2002. In June 2003, the Bank is planning to open an office in Fresno, California.

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

     The Bank also provides a full complement of lending products, including commercial, agribusiness, installment, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. Financing products for individuals include automobile leasing and financing, lines of credit, and home improvement and home equity lines of credit. Real estate loans include mortgage and construction loans.

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

     The Bank also offers a wide range of financial services and trust services through its Wealth Management Division. These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.

     On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million and an intangible asset classified as a core deposit intangible in the approximate amount of $4.3 million with a finite life of 6.6 years, and goodwill in the approximate amount of $1.5 million were recorded. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company's deposits, loans, and assets. Western Security Bank's two subsidiaries were dissolved in the third quarter of 2002.

     On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $20.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $2.9 million and the Bank recorded goodwill in the approximate amount of $2.6 million upon acquisition. The payments of this are as follow: $1.9 million at acquisition, $300,000 in July 2003, $300,000 in July 2004, and $400,000 in July 2005. Golden West Enterprises, Inc. operates as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles, equipment, and brokering of real estate loans. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

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

CVB Ventures, Inc.

     The Company owns 100% of the voting stock of Ventures, which has one office. Ventures charges fees and collects commissions for acting as an intermediary for emerging growth companies in obtaining capital, loans, leases and other financing vehicles. At present, the assets, revenues, and earnings of Ventures are not material in amount when compared to the Bank. As of December 31, 2002, the Company has decided to discontinue this subsidiary’s operations due to the lack of business.

Employees

     At December 31, 2002, the Company employed 618 persons, 417 on a full-time and 201 on a part-time basis. The Company believes that its employee relations are satisfactory.

Competition

     The banking and financial services industry in California generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business - Supervision and Regulation – Financial Services Modernization Legislation.”

Economic Conditions, Government Policies, Legislation, and Regulation

     CVB’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of CVB’s earnings. These rates are highly sensitive to many factors that are beyond the control of CVB and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on CVB and the Bank cannot be predicted.

     The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on CVB and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of CVB and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. CVB cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of CVB or any of its subsidiaries. See “Item 1. Business - Supervision and Regulation.”

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

     CVB

     CVB is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). CVB is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of CVB and its subsidiaries.

     The FRB may require that CVB terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, CVB must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

     Further, CVB is required by the FRB to maintain certain levels of capital. See “—Capital Standards.”

     CVB is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of CVB and another bank holding company.

     CVB is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, CVB, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     CVB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, CVB and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     CVB’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, CVB is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

     The Bank

     As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.

     The Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years

•	increased penalties for financial crimes

•	expanded disclosure of corporate operations and internal controls and certification of financial statements

•	enhanced controls on and reporting of insider trading, and

•	statutory separations between investment bankers and analysts.

     We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

     USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency, in addition to current requirements, laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

•	standards for verifying customer identification at account opening

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

•	reports by non-financial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and the filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a Board approved customer identification program implementing reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

     Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

     Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

     The law also:

•	Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provided an enhanced framework for protecting the privacy of consumer information;

•	Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modified the laws governing the implementation of the Community Reinvestment Act; and

•	Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     We do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that CVB and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than CVB and the Bank. We have not elected to become a Financial Holding Company at this time. We may elect to do so in the future should it prove to be beneficial.

     Merchant Banking Restrictions. While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the FSMA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

•	the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

•	while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale.

     In addition, there are limits on bank funding of portfolio companies controlled by the bank’s parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and do not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

     Furthermore, in December 2002, federal regulators adopted new capital requirements for merchant banking activities and certain other equity investments. The rule employs a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

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

     Expanded Bank Activities. The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The GLBA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the GLBA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     Privacy. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

     These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the FSMA’s enactment, a number of states have implemented their own versions of privacy laws. CVB has implemented its privacy policies in accordance with the law.

     Dividends and Other Transfers of Funds

     Dividends from the Bank constitute the principal source of income to CVB. CVB is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to CVB. Under such restrictions, the amount available for payment of dividends to CVB by the Bank totaled $81.0 million at December 31, 2002. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Transactions with Affiliates

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CVB or other affiliates. Such restrictions prevent CVB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CVB or to or in any other affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving CVB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. As of December 31, 2002, the Bank has a $2.4 million loan to CVB received by the Company’s Corporate headquarter building. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”

     Capital Standards

     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2002:

			As of December 31, 2002

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$213,430	7.6%	$112,926	4.0%	$100,504	3.6%
Tier 1 risk-based ratio	213,430	10.2%	83,862	4.0%	129,568	6.2%
Total risk-based ratio	235,096	11.2%	167,775	8.0%	67,321	3.2%

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2002:

			As of December 31, 2002

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$214,078	7.6%	$112,821	4.0%	$101,257	3.6%
Tier 1 risk-based ratio	214,078	10.2%	83,788	4.0%	130,290	6.2%
Total risk-based ratio	235,744	11.3%	167,639	8.0%	68,105	3.3%

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

     Predatory Lending

     The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

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

     On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

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

     The Bank does not generate first lien mortgages, with certain rare exceptions, and does not engage in predatory lending.

     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank and CVB exceeded the required ratios for classification as “well/adequately capitalized.”

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

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

     Premiums for Deposit Insurance

     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

     FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

     The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on CVB’s earnings, depending on the amount of the increase.

     The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for CVB’s subsidiary depository institution could have a material adverse effect on CVB’s earnings, depending on the collective size of the particular institutions involved.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

     Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets. The bank has continued to remain within its current market place and is not currently looking to expand outside the state of California.

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

     A bank’s compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted February 19, 2002, the Bank received a satisfactory rating.

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

     Nonbank Subsidiaries

     The Company’s nonbank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies.

Risk Factors That May Affect Future Results

     In addition to other information contained in this report, the following discusses certain factors which may affect the Company’s financial results and operations and should be considered in evaluating the Company.

     Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Company’s operations are located in San Bernardino County, Riverside County, Orange County, Kern County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in these areas. A deterioration in economic conditions or a natural or manmade disaster in the Company’s market areas could have a material adverse impact on the quality of the Company’s loan portfolio, the demand for its products and services and its financial condition and results of operations.

     Changes in market interest rates could adversely affect our earnings. The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to decrease should the FRB continue to lower rates. Significant fluctuations in interest rates may have a material adverse affect on the Company’s financial condition and results of operations. Furthermore, the financial weakness of California’s three primary energy providers, and shortages in electrical generation capacities may further weaken the California economy and businesses operating in Southern California.

     We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company’s results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company’s financial condition and results of operations.

     Competition may adversely affect our performance. The banking and financial services businesses in the Company’s market areas are highly competitive. The company faces competition in attracting deposits and in making loans. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company in the future may differ depending the nature or level of competition.

     If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s results of operations.

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

     The Company’s total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2002, was $6.3 million. Management believes that its existing facilities are adequate for its present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 10 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

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

     On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank has agreed to pay $2 million dollars to the plaintiffs and the plaintiffs have agreed to dismiss this case in its entirety with prejudice. The settlement is contingent upon the approval of the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank was required to accrue for under accounting principles generally accepted in the United States of America.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 2002.

ITEM 4(A).     EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 19, 2003, the executive officers of the Company and Bank are:

Name	Position	Age

D. Linn Wiley	President and Chief Executive Officer of the Company and the Bank	64

Frank Basirico	Executive Vice President/Credit Management Division of the Bank	48

Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	59

Jay W. Coleman	Executive Vice President/Sales and Service Division of the Bank	60

Edwin Pomplun	Executive Vice President/Wealth Management Division of the Bank	56

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

     Mr. Basirico has served as Executive Vice President and Senior Loan Officer of the Bank since October 1996. From March 1993 to October 1996, he served as Credit Administrator of the Bank. Prior to that time he was Executive Vice President, senior loan officer at Fontana First National Bank from 1991. Between 1985 and 1990 he served as Executive Vice President, senior loan officer at the Bank of Hemet.

     Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on February 2, 1998. From 1983 to 1990, he served as Chief Financial Officer for Central Pacific Corporation and Executive Vice President, Chief Financial Officer and Manager of the Finance and Operations Division for American First National Bank. From 1990 to 1992, he was Vice President of Operations for Systematics Financial Services Inc. From 1992 to 1998, he served as Senior Vice President, Chief Financial Officer of ARB, Inc.

     Mr. Coleman assumed the position of Executive Vice President of the Bank on December 5, 1988. Prior to that he served as President and Chief Executive Officer of Southland Bank, N.A. from March 1983 to April 1988.

     Mr. Pomplun has served as Executive Vice President and Division Manager of the Wealth Management Division since March 29, 1996. From February 1994 to March 29, 1996 he held that position for Citizens Bank of Pasadena. From June 1988 through February 1994, Mr. Pomplun served as Executive Vice President and Division Manager of the Trust Division for First National Bank in San Diego. Between 1984 and 1988, he served as Vice President for Bank of America’s Trust Division.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective June 12, 2001, shares of CVB Financial Corp. common stock price commenced trading on the NASDAQ National Market System under the symbol “CVBF”. Prior to that date, the common stock was listed on the American Stock Exchange. Shares of CVB Financial Corp common stock increased from an average price of $15.14 per share for the first quarter of 2002 to an average per share price of $19.05 for the fourth quarter of 2002. The following table presents the high and low closing sales prices and dividend information for the Company’s common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2002, which became effective January 3, 2003, the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002, and the ten percent stock dividend declared in December 2000, which was paid in January 2001. The Company had approximately 1,471 shareholders of record as of December 31, 2002.

Two Year Summary of Common Stock Prices
Quarter
Ended	High	Low	Dividends

3/31/2001	$11.04	$9.28	$0.14 Cash Dividend
6/30/2001	$12.29	$9.54	$0.14 Cash Dividend
9/30/2001	$14.11	$11.30	$0.15 Cash Dividend
12/31/2001	$15.71	$13.06	$0.13 Cash Dividend
			5-for-4 Stock Split

3/31/2002	$16.13	$14.02	$0.14 Cash Dividend
6/30/2002	$19.26	$15.97	$0.14 Cash Dividend
9/30/2002	$18.74	$13.76	$0.14 Cash Dividend
12/31/2002	$21.38	$16.38	$0.12 Cash Dividend
			5-for-4 Stock Split

     For information on the ability of the Bank to pay dividends and make loans to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk”.

ITEM 6.     SELECTED FINANCIAL DATA.

	2002	2001	2000	1999	1998

		(dollars in thousands except per share amounts)
Net Interest Income	$113,884	$103,071	$94,129	$90,034	$80,542
Provision for Credit Losses	0	1,750	2,800	2,700	2,600
Other Operating Income	29,018	22,192	19,023	18,630	17,759
Other Operating Expenses	66,056	60,155	56,367	64,759	57,181

Earnings Before Income Taxes	76,846	63,358	53,985	41,205	38,520
Income Taxes	27,101	23,300	19,302	15,245	14,403
NET EARNINGS	$49,745	$40,058	$34,683	$25,960	$24,117

Basic Earnings Per Common Share (1)	$1.14	$0.92	$0.81	$0.62	$0.58

Diluted Earnings Per Common Share (1)	$1.11	$0.90	$0.78	$0.59	$0.56

Cash Dividends Declared Per Share (1)	$0.54	$0.56	$0.45	$0.39	$0.32
Dividend Pay-Out Ratio	39.71%	38.90%	35.72%	37.91%	32.72%
Financial Position:
Assets	$3,123,411	$2,514,102	$2,307,996	$2,010,757	$1,841,069
Net Loans	1,424,343	1,167,071	1,032,341	935,791	817,296
Deposits	2,309,964	1,876,959	1,595,030	1,501,073	1,475,639
Stockholders’ Equity	259,821	220,748	188,630	140,770	139,430
Book Value Per Share (1)	5.97	5.08	4.34	3.31	3.32
Equity-to-Assets Ratio (2)	8.32%	8.78%	8.17%	7.00%	7.57%
Financial Performance:
Return on:
Beginning Equity	22.53%	21.24%	24.64%	18.62%	19.50%
Average Equity	20.45%	19.17%	21.96%	17.90%	18.06%
Return on Average Assets	1.83%	1.72%	1.67%	1.39%	1.49%
Credit Quality:
Allowance for Credit Losses	$21,666	$20,469	$19,152	$16,761	$14,888
Allowance/Total Loans	1.50%	1.72%	1.82%	1.76%	1.79%
Total Non Performing Loans	$824	$1,578	$966	$1,194	$8,925
Non Performing Loans/Total Loans	0.06%	0.13%	0.09%	0.13%	1.07%
Allowance/Non Performing Loans	2,629.32%	1,297.15%	1,982.61%	1,403.77%	166.81%
Net Charge-Offs	$1,128	$433	$409	$827	$815
Net Charge-Offs/Average Loans	0.09%	0.04%	0.04%	0.10%	0.11%
Regulatory Capital Ratios For the Company:
Leverage Ratio	7.6%	8.6%	8.5%	7.7%	7.4%
Tier 1 Capital	10.2%	12.0%	13.2%	12.6%	12.4%
Total Capital	11.2%	13.2%	14.4%	13.9%	13.6%
For the Bank:
Leverage Ratio	7.6%	8.6%	8.5%	7.6%	7.3%
Tier 1 Capital	10.2%	12.0%	13.2%	12.3%	12.1%
Total Capital	11.3%	13.2%	14.5%	13.6%	13.3%

(1)	All per share information has been retroactively adjusted to reflect the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003, the 5-for-4 stock split declared December 19, 2001, which became effective January 4, 2002, the 10% stock dividend declared December 20, 2000, as to holders of record on January 5, 2001 and paid January 26, 2001, the 5-for-4 stock split declared December 15, 1999, which became effective January 14, 2000, the 3-for-2 stock split declared in December 1997 which became effective in January 1998, and the 10% stock dividends paid in 1999.

(2)	Stockholders’ equity divided by total assets.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

General

     Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. Certain statements under this caption constitute “forward-looking statements” under Section 27A of the 1934 Act and Section 21E of the 1934 Act which involve risk and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see “Item 1. Business – Risk Factors that May Affect Future Results.”

     CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as the “Company”) is a bank holding company. Its primary subsidiary, Citizens Business Bank, (“Bank”) is a state chartered bank with 32 branch offices located in San Bernardino, Riverside, Eastern portion of Los Angeles, Orange, and Kern Counties. Community Trust Deed Services (“Community”) is a nonbank subsidiary providing services to the Bank as well as nonaffiliated persons. CVB Ventures, Inc. (“Ventures”) is a nonbank subsidiary providing financing and venture capital services to non-affiliated persons.

     On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million and an intangible asset classified as a core deposit intangible in the approximate amount of $4.3 million with a finite life of 6.6 years, and goodwill in the approximate amount of $1.5 million were recorded. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company’s deposits, loans, and assets. Western Security Bank’s two subsidiaries were dissolved in the third quarter of 2002.

     On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $20.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $2.9 million and the Bank recorded goodwill in the approximate amount of $2.6 million upon acquisition. The payments of this are as follow: $1.9 million at acquisition, $300,000 in July 2003, $300,000 in July 2004, and $400,000 in July 2005. Golden West Enterprises, Inc. will operate as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles, equipment, and brokering of real estate loans. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment are as follows:

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involve a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see “Risk Management” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Investment Portfolio: The investment portfolio is an integral part of the Company’s financial performance. The Company invests primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of the Company’s financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turn over of the mortgages (i.e., how often the underlying properties are sold and mortgages paid-off). The Company uses estimates for the average lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data, and develop a consensus of that data. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

     Income Taxes: The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

     Goodwill and Intangible Assets: The Company has acquired entire banks and branches of banks. These acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. The Company records the assets acquired and liabilities assumed at their fair value. These fair values are arrived at by use of internal and external valuation techniques. The excess purchase price is allocated to the assets and liabilities, resulting in identifiable intangibles. Any excess purchase price after this allocation results in goodwill. Both goodwill and intangible assets are tested on an annual basis for impairment.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

     The Company reported net earnings of $49.7 million for the year ended December 31, 2002. This represented an increase of $9.7 million, or 24.20%, over net earnings of $40.0 million for the year ended December 31, 2001. Net earnings for 2001 increased $5.3 million, or 15.50%, over net earnings of $34.7 million for the year ended December 31, 2000. Diluted earnings per share were $1.11 in 2002, $0.90 in 2001, and $0.78 in 2000. Basic earnings per share were $1.14 in 2002, $0.92 in 2001, and $0.81 in 2000. Diluted and basic earnings per share have been adjusted for the effects of two 5-for-4 stock splits which became effective January 3, 2003, January 4, 2002 and January 14, 2000, and 10% stock dividends paid in January 2001.

     The increase in earnings for 2002 compared to 2001 was the result of an increase in net interest income and in other operating income. This increase was partially offset by the increase in other operating expenses. The increase in net earnings for 2001 compared to 2000 was primarily the result of an increase in net interest income and in other operating income. This increase was partially offset by the increase in other operating expenses. Increased net interest income for 2002, 2001 and 2000 reflected higher volumes of average earning assets for each year.

     For 2002, the Company’s return on average assets was 1.83%, compared to a return on average assets of 1.72% for 2001, and of 1.67% for 2000. The Company’s return on average stockholders’ equity was 20.45% for 2002, compared to a return of 19.17% for 2001, and of 21.96% for 2000.

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

     The Company’s net interest income totaled $113.9 million for 2002. This represented an increase of $10.8 million, or 10.49%, over net interest income of $103.1 million for 2001. Net interest income for 2001 increased $9.0 million, or 9.50%, over net interest income of $94.1 million for 2000. The increases in net interest income of $10.8 million for 2002 resulted from a decrease of $1.6 million in interest income and a $12.4 million reduction in interest expense. The decrease in interest income of $1.6 million resulted from the $374.3 million increase in average earning assets, which was offset by the decline in yield on earning assets to 6.30% in 2002 from 7.45% in 2001. The reduction of $12.4 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 2.47% in 2002 from 3.68% in 2001, which offset a $205.6 million increase in interest-bearing liabilities. The increase in net interest income of $9.0 million for 2001 as compared to 2000 resulted from an increase of $5.0 million in interest income and a $3.9 million reduction in interest expense. This increase in interest income of $5.0 million resulted from the $269.8 million increase in average earning assets as the yield on earning assets declined to 7.45% in 2001 from 8.09% in 2000.

     Interest income totaled $154.3 million for 2002. This represented a decrease of $1.6 million, or 1.00%, compared to total interest income of $155.9 million for 2001. The decrease in total interest income was primarily caused by a decline in interest rates. For 2001, total interest income increased $5.0 million, or 3.32%, from total interest income of $150.9 million for 2000.

     Interest expense totaled $40.4 million for 2002. This represented a decrease of $12.4 million, or 23.48%, over total interest expense of $52.8 million for 2001. For 2001, total interest expense decreased $3.9 million, or 6.92%, over total interest expense of $56.7 million for 2000.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	2002			2001

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Amounts in thousands)
ASSETS
Investment Securities
Taxable (1)	$945,141	$47,097	4.98%	$794,035	$49,295	6.21%
Tax preferenced	334,075	16,273	6.92%	306,501	16,114	7.47%
Federal Funds Sold	31,877	602	1.89%	16,016	466	2.91%
Loans (2) (3)	1,247,384	90,351	7.24%	1,067,621	90,002	8.43%

Total Earning Assets	2,558,477	154,323	6.30%	2,184,173	155,877	7.45%
Total Non Earning Assets	166,022			141,760

Total Assets	$2,724,499			$2,325,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand Deposits	$807,505			$655,518
Savings Deposits (4)	771,931	$11,798	1.53%	588,311	$11,793	2.00%
Time Deposits	481,859	9,672	2.01%	443,151	20,050	4.52%

Total Deposits	2,061,295	21,470	1.04%	1,686,980	31,843	1.89%

Other Borrowings	384,928	18,969	4.93%	401,692	20,963	5.21%

Interest Bearing Liabilities	1,638,718	40,439	2.47%	1,433,154	52,806	3.68%

Total deposits and borrowings	2,446,223			2,088,672
Other Liabilities	34,987			28,267
Stockholders’ Equity	243,289			208,994

Total Liabilities and Stockholders’ Equity	$2,724,499			$2,325,933

Net interest income		113,884			103,071

Net interest spread			3.83%			3.76%
Net interest margin			4.72%			5.03%
Net interest margin excluding loan fees			4.52%			4.84%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

	Average
	Balance	Interest	Rate

	(Amounts in thousands)
ASSETS
Investment Securities
Taxable (1)	$721,681	$48,901	6.78%
Tax preferenced	208,781	11,369	7.35%
Federal Funds Sold	2,850	197	6.91%
Loans (2) (3)	981,045	90,400	9.21%

Total Earning Assets	1,914,357	150,867	8.09%
Total Non Earning Assets	157,198

Total Assets	$2,071,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand Deposits	$610,826
Savings Deposits (4)	526,019	$13,216	2.51%
Time Deposits	361,172	19,478	5.39%

Total Deposits	1,498,017	32,694	2.18%

Other Borrowings	387,622	24,044	6.20%

Interest Bearing Liabilities	1,274,813	56,738	4.45%

Total deposits and borrowings	1,885,639
Other Liabilities	28,001
Stockholders’ Equity	157,915

Total Liabilities and Stockholders’ Equity	$2,071,555

Net interest income		94,129

Net interest spread			3.64%
Net interest margin			5.12%
Net interest margin excluding loan fees			4.93%

(1)	Includes short-term interest bearing deposits with other institutions

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2002, $4,964; 2001, $4,212

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2002, $824; 2001, $1,574

(4)	Includes interest bearing demand and money market accounts

     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s tax effected (TE) net interest margin was 4.72% for 2002, compared to 5.03% for 2001, and 5.12% for 2000. The decrease in the net interest margin over the last three years is the result of a number of factors. The most significant of which include changes in the mix of assets and liabilities as follows:

•	Decrease in demand deposits (interest free deposits) as a percent of earning assets from 31.9% in 2000 to 30.0% in 2001

•	Increase in demand deposits (interest free deposits) as a percent of earning assets from 30.0% in 2001 to 31.6% in 2002

•	Decrease in interest-bearing liabilities as a percent of earning assets from 66.6% in 2000 to 65.6% in 2001, and to 64.1% in 2002

•	Increases in investment securities as a percent of earning assets from 48.8% in 2000 to 51.1% in 2001, and to 51.2% in 2002

•	Decrease in borrowings as a percent of earning assets from 20.2% in 2000 to 18.4% in 2001, and to 15.1% in 2002

•	Interest expense as a percent of earning assets decreased from 3.0% in 2000 to 2.4% in 2001, and to 1.6% in 2002

•	In addition, the Company’s net interest margin is impacted by declining interest rates

     It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs.

     Although the net interest margin has declined net interest income has increased. This primarily reflects the growth in average earning assets from $1.9 billion in 2000, to $2.2 billion in 2001, and to $2.6 billion in 2002. This represents a 17.14% increase in 2002 and a 14.09% increase in 2001. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 93.91% in 2002 and 2001 and 92.41% in 2000.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company’s ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company’s net interest spread (TE) was 3.83% for 2002, 3.76% for 2001, and 3.64% for 2000. The increase in the net interest spread for 2002 resulted from a 115 basis point decrease in the yield on earning assets offset by a 121 basis point decrease in the cost of interest-bearing liabilities, thus generating a 7 basis point increase in the net interest spread. The increase in the net interest spread for 2001 resulted from a 64 basis point decrease in the yield on earning assets offset by a 76 basis point decrease in the cost of interest-bearing liabilities, thus generating a 12 basis point increase in the net interest spread.

     The yield (TE) on earning assets decreased to 6.30% for 2002, from 7.45% for 2001, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 50.00% in 2002 from 50.39% in 2001. Investments typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as alternative increased investments. The yield on loans for 2002 decreased to 7.24% as compared to 8.43% for 2001 as a result of the decreasing interest rate environment and competition for quality loans. The yield on investments for 2002 decreased to 5.49% in 2002 as compared to 6.56% in 2001. The decrease in the yield on earning assets for 2001 was the result of lower yields on both loans and investments. The yield on loans for 2001 decreased to 8.43% as compared to 9.21% for 2000. The decrease in the yields on loans for 2001 was primarily the result of a decreased interest rate environment partially offset by increased price competition for loans compared to 2000.

     The cost of average interest-bearing liabilities decreased to 2.47% for 2002 as compared to 3.68% for 2001, and decreased to 3.68% for 2001 as compared to 4.45% for 2000. These decreases reflected a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities decreased to 23.49% for 2002 as compared to 28.03% for 2001 and decreased to 28.03% for 2001 as compared to 30.41 for 2000. Borrowings typically have a higher cost than interest-bearing deposits. During 2002 the Company was able to generate more interest-bearing deposits from its customers than in 2001 and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for 2002 decreased to 1.71% as compared to 3.09% for 2001 and decreased to 3.09% as compared to 3.69% for 2000, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for 2002 decreased to 4.93% as compared to 5.21% for 2001 and decrease to 5.21% as compared to 6.20% for 2000, also reflecting the decreasing interest rate environment. For the most part, the increase in the cost of average interest-bearing liabilities for 2000 reflected a higher interest rate environment and increased usage of other borrowed funds. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on the Company’s net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the Bank pays interest on NOW and Money Market Accounts.

     Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the years indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense, and Net Interest Income

		2002 Compared to 2001				2001 Compared to 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
			(Amounts in thousands)
Interest Income:
Taxable investment securities	$9,381	$(9,728)	$(1,851)	$(2,198)	$4,903	$(4,098)	$(411)	$394
Tax preferenced securities	1,450	(1,185)	(106)	159	5,321	(393)	(183)	4,745
Federal funds	462	(164)	(162)	136	909	(114)	(526)	269
Loans	15,154	(12,671)	(2,134)	349	7,978	(7,697)	(679)	(398)

Total earning assets	26,447	(23,748)	(4,253)	(1,554)	19,111	(12,302)	(1,799)	5,010

Interest Expense:
Savings deposits	3,681	(2,802)	(891)	(12)	1,565	(2,672)	(316)	(1,423)
Time deposits	1,751	(11,155)	(957)	(10,361)	4,421	(3,137)	(712)	572
Other borrowings	(859)	(1,183)	48	(1,994)	874	(3,816)	(138)	(3,080)

Total interest bearing liabilities	4,573	(15,140)	(1,800)	(12,367)	6,860	(9,625)	(1,166)	(3,931)

Net Interest Income	$21,874	$(8,608)	$(2,453)	$10,813	$12,251	$(2,677)	$(633)	$8,941

Interest and Fees on Loans

     The Company’s major source of revenue is interest and fees on loans, which totaled $90.4 million for 2002. This represented an increase of $349,000, or 0.39%, over interest and fees on loans of $90.0 million for 2001. For 2001, interest and fees on loans decreased $398,000, or 0.44%, over interest and fees on loans of $90.4 million for 2000. The increase in interest and fees on loans for 2002 reflects increases in the average balance of loans offset by a lower interest rate environment. The decrease in interest and fees on loans for 2001 and 2000 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 7.24% for 2002, compared to 8.43% for 2001 and 9.21% for 2000. Deferred loan origination fees, net of costs, totaled $4.1 million at December 31, 2002. This represented an increase of $762,000, or 22.5%, from deferred loan origination fees, net of costs, of $3.4 million at December 31, 2001.

     In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2002, 2001, and 2000. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $116,000 greater for 2002, $124,000 greater 2001, and $99,000 greater for 2000. Accordingly, yields on loans would have increased by 0.01% for 2002, 2001, and 2000.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $5.0 million for 2002, $4.2 million for 2001 and $3.8 million for 2000.

     Table 3 summarizes loan fee activity for the Bank for the years indicated.

TABLE 3 — Loan Fee Activity

	2002	2001	2000

	(Amounts in thousands)
Fees Collected	$5,727	$4,287	$3,535
Fees and costs deferred	(5,444)	(3,842)	(2,039)
Accretion of deferred fees and costs	4,682	3,767	2,298

Total fee income reported	$4,965	$4,212	$3,794

Deferred net loan origination fees at end of year	$4,144	$3,382	$3,307

Interest on Investments

     The second most important component of interest income is interest on investments, which totaled $63.4 million for 2002. This represented a decrease of $2.0 million, or 3.12%, over interest on investments of $65.4 million for 2001. For 2001, interest on investments increased $5.1 million, or 8.53%, over interest on investments of $60.3 million for 2000. The decrease in interest on investments for 2002 and 2001 reflected increases in the average balance of investments offset by a lower interest rate environment. The increase in interest on investments for 2001 and 2000 reflected increases in the average balance of investments and in addition for 2000, reflected a higher interest rate environment. In addition, changes in the mix of investments within the portfolio have positively affected the yield of the portfolio. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments decreased to 5.49% for 2002, compared to 6.55% for 2001 and 7.09% for 2000.

Provision for Credit Losses

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during 2002 and the Company believes the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. See “Risk Management — Credit Risk” herein. The provision for credit losses totaled $1.8 million for 2001. This represented a decrease of $1.0 million, or 37.50%, from the provision for credit losses of $2.8 million for 2000. The decrease in the provision for credit losses was primarily the result of a systemic methodology that the Company employs to determine the appropriate allowance for the probable inherent losses in the loan and lease portfolio. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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

     Other operating income totaled $29.0 million for 2002. This represents an increase of $6.8 million, or 30.76%, from other operating income of $22.2 million for 2001. During 2001, other operating income increased $3.2 million, or 16.66%, over other operating income of $19.0 million for 2000. Other operating income as a percent of net revenues (net interest income plus other operating income) was 20.31% for 2002, as compared to 17.72% for 2001, and 16.82% for 2000.

     Service charges on deposit accounts totaled $14.2 million in 2002. This represented an increase of $1.2 million, or 9.26% over service charges on deposit accounts of $13.0 million in 2001. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in 2002 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2001 increased $2.4 million, or 22.52% over service charges on deposit accounts of $10.6 million in 2000. Service charges on deposit accounts represented 48.78% of other operating income in 2002, as compared to 58.37% in 2001 and 55.58% in 2000.

     The Wealth Management Division provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Despite the decline in stock market values in 2002 and 2001 the Wealth Management Division generated fees of $3.8 million in both 2002 and 2001. Fees generated by the Wealth Management Division in 2001 decreased $197,000, or 4.88% over fees generated by the Wealth Management Division of $4.0 million in 2000. The decrease in fees is due primarily to the impact of the stock market valuation of portfolios under management. Fees generated by the Wealth Management Division represented 12.97% of other operating income in 2002, as compared to 17.31% in 2001 and 21.23% in 2000.

     Investment Services, which provides mutual funds, certificates of deposit and other non-insured investment products, generated fees totaling $1.5 million in 2002. This represented an increase of $81,000, or 5.81% over fees generated of $1.4 million in 2001. Investment Services fees in 2001 increased $79,000, or 6.00% over fees generated of $1.3 million in 2000. Fees generated by Investment Services represented 5.09% of other operating income in 2002, as compared to 6.29% in 2001 and 6.92% in 2000.

     Bankcard, which provides merchant bankcard services, generated fees totaling $1.2 million in 2002. This represented an increase of $161,000, or 15.89% over fees generated of $1.0 million in 2001. Bankcard fees in 2001 increased $302,000, or 42.48% over fees generated of $711,000 in 2000. Fees generated by Bankcard represented 4.05% of other operating income in 2002, as compared to 4.56% in 2001 and 3.74% in 2000.

     Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $3.6 million in 2002. This represented an increase of $750,000, or 26.76% over other fees and income generated of $2.8 million in 2001. Other fees and income in 2001 increased $202,000, or 7.77% over fees generated of $2.6 million in 2000. Other fees and income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $106,000 in 2002, $174,000 in 2001, and $107,000 in 2000. Ventures, a subsidiary of the Company, had revenues of $42,000 in 2002, $23,000 in 2001 and 41,000 in 2000. Other fees and income represented 12.24% of other operating income in 2002, as compared to 12.63% in 2001 and 13.67% in 2000.

     The sale of securities generated income or (loss) totaling $4.9 million in 2002, $60,000 in 2001, and $(216,000) in 2000. The gain or (loss) on sale of securities was primarily due to repositioning of the investment portfolio.

Other Operating Expenses

     Other operating expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, other real estate owned, and other expenses. Other operating expenses totaled $66.1 million for 2002. This represents an increase of $5.9 million, or 9.81%, from other operating expenses of $60.2 million for 2001. During 2001, other operating expenses increased $3.8 million, or 6.72%, over other operating expenses of $56.4 million for 2000. The acquisition of Western Security Bank and Golden West Enterprises contributed to the increase in other operating expenses in 2002.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management’s ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.42% for 2002, compared to a ratio of 2.59% for 2001, and 2.72% for 2000.

The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

     Management’s ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2002, the efficiency ratio was 46.22%, compared to a ratio of 48.02% for 2001 and a ratio of 49.81% for 2000. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $36.0 million for 2002. This represented an increase of $3.4 million, or 10.25%, over salaries and related expenses of $32.6 million for 2001. Salary and related expenses increased $2.4 million, or 7.89%, over salaries and related expenses of $30.2 million for 2000. The increases for both 2002 and 2001 primarily resulted from increased staffing levels and annual salary adjustments. At December 31, 2002, the Company employed 618 persons, 417 on a full-time and 201 on a part-time basis, this compares to 575 persons, 355 on a full-time and 220 on a part-time basis at December 31, 2001, and 555 persons, 340 on a full-time and 215 on a part-time basis at December 31, 2000. The increases in 2002 resulted from increased staffing levels associated with the acquisition of Western Security Bank and Golden West Enterprises and internal growth. Salaries and related expenses as a percent of average assets decreased to 1.32% for 2002, compared to 1.40% for 2001, and 1.46% for 2000.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $6.3 million for 2002. This represented an increase of $681,000, or 12.04%, over occupancy expense of $5.7 million for 2001. Occupancy expense for 2001 increased $308,000, or 5.75%, from an expense level of $5.4 million for 2000. The increase in occupancy expense was primarily due to the acquisitions of Western Security Bank and Golden West Enterprises, Inc. in 2002 as well as the on going remodeling and upkeep of the Company’s facilities. Equipment expense totaled $6.2 million for 2002. This represented an increase of $891,000, or 16.74%, over the $5.3 million expense for 2001. For 2001, equipment expense increased $340,000, or 6.82%, from an expense of $5.0 million for 2000. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

     Stationary and supplies expense totaled $4.0 million for 2002. This represented an increase of $358,000, or 9.90%, over the expense of $3.6 million for 2001. Stationary and supplies expense for 2001 decreased $88,000, or 2.38%, over the expense of $3.7 million for 2000.

     Professional services totaled $4.1 million for 2002. This represented an increase of $112,000 or 2.82%, over an expense of $4.0 million for 2001. For 2001, professional services increased $913,000, or 29.84%, from an expense of $3.1 million for 2000.

     Promotion expense totaled $3.7 million for 2002. This represented an increase of $461,000, or 14.30%, from an expense of $3.2 million for 2001. Promotion expense increased for 2001 by $521,000, or 19.29%, over an expense of $2.7 million for 2000. The increase in promotional expenses was primarily associated with the opening of the Bank’s business financial center in Bakersfield and our entrance into California’s central valley. As mentioned above, the Bank intends to open a new office in Fresno in June 2003.

     Data processing expense totaled $1.3 million for 2002. This represented an increase of $43,000, or 3.43%, from an expense of $1.3 million for 2001. Data processing expense decreased for 2001 by $170,000, or 11.94%, over an expense of $1.4 million for 2000.

     The amortization expense of goodwill totaled $578,000 for 2002. This represented a decrease of $342,000, or 37.17%, from an expense of $920,000 for 2001. The decrease in 2002 is a result of the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and intangible assets as assets but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. Amortization expense of intangibles decreased for 2001 by $287,000, or 23.78%, from amortization expense of goodwill and intangibles of $1.2 million for 2000 as a result of previously acquired intangibles becoming fully amortized.

     Other operating expenses totaled $3.9 million for 2002. This represented an increase of $352,000, or 9.87%, from an expense of $3.6 million for 2001. Other operating expenses decreased for 2001 by $135,000, or 3.65%, over an expense of $3.7 million for 2000.

Income Taxes

     The Company’s effective tax rate for 2002 was 35.3%. This compares to effective tax rates of 36.8% for 2001, and 35.8% for 2000. These rates are below the nominal combined Federal and State tax rates as a result of tax preference income from certain investments for each period. The majority of tax preference income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $3.12 billion at December 31, 2002. This represented an increase of $609.3 million, or 24.24%, from total assets of $2.51 billion at December 31, 2001. For 2001, total assets increased $206.1 million, or 8.93%, from total assets of $2.31 billion at December 31, 2000.

Investment Securities

     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2002, 2001 and 2000, and the maturity distribution of the investment securities portfolio at December 31, 2002. At December 31, 2002, the Company reported total investment securities of $1.45 billion. This represents an increase of $271 million, or 22.94%, over total investment securities of $1.18 billion at December 31, 2001. For 2001, investment securities increased $111.4 million, or 10.41%, greater than total investment securities of $1.07 billion at December 31, 2000.

     Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At December 31, 2002, securities held as available-for-sale had a fair market value of $1.45 billion, representing 100.00% of total investment securities with an amortized cost of $1.41 billion. At December 31, 2002, the net unrealized holding gain on securities available-for-sale was $44.2 million and that resulted in, accumulated other comprehensive income of $25.7 (net of $18.5 million in deferred taxes).

     The composition of the investment portfolio consists of the following:

	Maturing

			After		After
			one		five
			year		years
		Weighted	through	Weighted	through	Weighted
	One year	Average	five	Average	ten	Average
2002	or less	Yield	years	Yield	years	Yield

				(Amounts in thousands)
U.S. Treasury securities	$—	—	$503	1.38%	$—	—
Mortgage-backed securities	65,859	6.56%	471,767	6.45%	—	—%
CMO/REMIC’s	133,884	6.61%	162,688	5.67%	35,099	5.14%
Government securities	10,608	3.62%	20,769	4.13%	—	—
Municipal securities	6,579	4.57%	42,013	5.53%	205,371	5.29%
Corporate securities	28,439	5.28%	110,767	6.60%	—	—
Other debt securities	—	—	—	—	14,753	8.10%
FHLB stock	—	—	—	—	—	—

TOTAL	$245,369	6.25%	$808,507	6.20%	$255,223	5.41%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Maturing

	After	Weighted	Balance	Weighted
	ten	Average	as of	Average	% to
2002	years	Yield	December 31,	Yield	Total

				(Amounts in thousands)
U.S. Treasury securities	$—	—	$503	1.88%	0.04%
Mortgage-backed securities	33,504	7.84%	571,130	6.55%	39.32%
CMO/REMIC’s	10,259	5.00%	341,930	5.96%	23.54%
Government securities	—	—	31,377	3.95%	2.16%
Municipal securities	15,148	5.53%	269,111	5.32%	18.53%
Corporate securities	—	—%	139,206	6.32%	9.58%
Other debt securities	62,589	3.28%	77,342	3.98%	5.32%
FHLB stock	21,900	—	21,900	—	1.51%

TOTAL	$143,400	4.06%	$1,452,499	5.91%	100.00%

     Composition of the Fair Value of Securities Available for Sale

	At December 31,

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
U.S. Treasury Security	$503	0.04%	$1,029	0.09%	$1,010	0.09%
Mortgage-backed Securities	571,130	39.32%	334,876	28.34%	337,533	31.54%
CMO/REMIC’s	341,930	23.54%	317,262	26.85%	391,045	36.54%
Government Securities	31,377	2.16%	51,232	4.34%	18,711	1.75%
Municipal Securities	269,111	18.53%	249,217	21.09%	264,626	24.73%
Corporate: Total	139,206	9.58%	129,528	10.96%	21,683	2.03%
Other Debt Securities	77,342	5.32%	78,677	6.66%	13,944	1.31%
FHLB stock	21,900	1.51%	19,682	1.67%	21,522	2.01%

TOTAL	$1,452,499	100.00%	$1,181,503	100.00%	$1,070,074	100.00%

     Approximately 66.35% of the portfolio represents securities issued by the U.S. government or U.S. government agencies, which guarantee payment of principal and interest. The weighted-average yield on the investment portfolio at December 31, 2002 was 5.49% with a weighted-average life of 2.8 years. This compares to a yield of 6.55% at December 31, 2001 with a weighted-average life of 4.28 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs. The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown above. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2030, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

Loans

     At December 31, 2002, the Company reported total loans, net of deferred loan fees, of $1.45 billion. This represents an increase of $258.4 million, or 21.72%, over total loans of $1.19 billion at December 31, 2001. For 2001, total loans increased $136.0 million, or 12.94%, over total loans, net of deferred loan fees of $1.05 billion at December 31, 2000.

     Table 4 presents the distribution of the Company’s loan portfolio at the dates indicated.

TABLE 4 — Distribution of Loan Portfolio by Type

	December 31,

	2002	2001	2000	1999	1998

		(amounts in thousands)
Commercial and Industrial	$688,509	$491,989	$425,130	$392,094	$287,518
Real Estate
Construction	105,486	69,603	58,373	48,078	34,489
Mortgage	396,707	422,085	401,408	375,387	385,393
Consumer, net of unearned discount	26,750	19,968	22,642	24,731	28,996
Municipal Lease Finance Receivables	17,852	20,836	23,633	21,268	22,923
Agribusiness (1)	214,849	166,441	123,614	94,560	76,283

Gross Loans	1,450,153	1,190,922	1,054,800	956,118	835,602

Less:
Allowance for Credit Losses	21,666	20,469	19,152	16,761	14,888
Deferred Loan Fees	4,144	3,382	3,307	3,566	3,418

Total Net Loans	$1,424,343	$1,167,071	$1,032,341	$935,791	$817,296

(1)	Included as Commercial and Industrial and Real Estate Mortgage loans above are loans totaling $70.9 million for 2002, $63.6 million for 2001, $59.1 million for 2000, $42.9 million for 1999, $34.6 million for 1998, that represent loans to agricultural concerns for commercial or real estate purposes.

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

     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2002. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2002
(amounts in thousands)

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total

Types of Loans:
Commercial and industrial (1)	$137,728	$167,114	$686,580	$991,422
Construction	92,753	4,421	8,313	105,487
Agribusiness	182,386	21,463	11,000	214,849
Other	10,965	15,272	112,158	138,395

	$423,832	$208,270	$818,051	$1,450,153

Amount of Loans based upon:
Fixed Rates	$36,391	$130,947	$366,887	$534,225
Floating or adjustable rates	387,441	77,323	451,164	915,928

	$423,832	$208,270	$818,051	$1,450,153

(1)	Includes approximately $380.4 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.

     As a normal practice in extending credit for commercial and industrial purposes, the Bank may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since the Bank lends primarily in Southern California, its real estate loan collateral is concentrated in this region. At December 31, 2002, substantially all of the Bank’s loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of the Company’s allowance for credit losses.

Non-performing Assets

     At December 31, 2002, non-performing assets, which included non-performing loans (nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans) (see Credit Risk) totaled $824,000. This represented a decrease of $754,000, or 47.78%, compared to non-performing assets of $1.6 million at December 31, 2001. For 2001, total non-performing assets increased $253,000, or 19.08%, from total non-performing assets of $1.3 million at December 31, 2000. The decrease in non-performing assets for 2002 compared to 2001 reflects a decrease in nonaccrual loans offset by an increase in loans past due 90 days or more. The increase in non-performing assets for 2001 compared to 2000 resulted as balances of nonaccrual loans increased and other real estate owned decreased during the year. In addition, the Company had loans classified as impaired totaling $4.7 million at December 31, 2002. This represented a decrease of $10.0 million, or 68.03%, compared to loans classified as impaired of $14.7 million at December 31, 2001. A loan is impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.

     At December 31, 2002, the Company had loans on which interest was no longer accruing (nonaccrual) totaling $190,000. This represented a decrease of $1.4 million, or 87.93%, from total nonaccrual loans of $1.6 million at December 31, 2001. For 2001, total nonaccrual loans increased $608,000, or 62.92%, over total nonaccrual loans of $966,000 at December 31, 2000. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

     A restructured loan is a loan on which the Bank has reduced the rate of interest to a lower rate, forgiven all or a part of the interest income, or forgiven part of the principal balance of the loan due to the borrower’s financial condition. At December 31, 2002, and 2001 the Company had no loans that were classified as restructured.

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

TABLE 6 — Non-Performing Assets
(amounts in thousands)

	December 31,

	2002	2001	2000	1999	1998

Nonaccrual loans	$190	$1,574	$966	$1,191	$8,849
Loans past due 90 days or more	634	4	0	3	76
Restructured loans	0	0	0	0	0
Other real estate owned (OREO)	0	0	359	703	2,102

Total nonperforming assets	$824	$1,578	$1,325	$1,897	$11,027

Percentage of nonperforming assets to total loans outstanding & OREO	0.06%	0.13%	0.13%	0.20%	1.32%

Percentage of nonperforming assets to total assets	0.03%	0.06%	0.06%	0.09%	0.60%

     Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) the Bank’s management is not aware of any loans as of December 31, 2002 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank’s management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

     At December 31, 2002, and 2001 the Bank held no properties as other real estate owned.

Deposits

     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

     The Company reported total deposits of $2.31 billion at December 31, 2002. This represented an increase of $433.0 million, or 23.07%, over total deposits of $1.88 billion at December 31, 2001. This increase reflected an addition of $138.6 million deposits from the acquisition of Western Security Bank. In addition, the Company believes that the increase is in part the result of monies being transferred out of the stock market during 2002 due to declining stock market values. It is the Company’s intention to aggressively pursue the retention of these deposits. During 2001, total deposits increased $281.9 million, or 17.68%, over total deposits of $1.60 billion at December 31, 2000.

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 41.50% of total deposits as of December 31, 2002 and 40.83% of total deposits as of December 31, 2001. Non-interest-bearing demand deposits totaled $958.7 million at December 31, 2002. This represented an increase of $192.3 million, or 25.10%, over total non-interest-bearing demand deposits of $766.3 million at December 31, 2001. For 2001, total non-interest-bearing demand deposits increased $101.0 million, or 15.19%, over non-interest-bearing demand deposits of $665.3 million at December 31, 2000.

     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2002.

Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)
3 months or less	$221,631
Over 3 months through 6 months	133,774
Over 6 months through 12 months	33,400
Over 12 months	14,480

Total	$403,285

Other Borrowed Funds

     To achieve the desired growth in earning assets the Company funds that growth through generating a source of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds) was 16.76% at December 31, 2002, as compared to 16.58% at December 31, 2001.

     During 2002 and 2001, the Bank entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). The Bank had outstanding balances of $166,000,000 and $50,000,000 under these agreements at December 31, 2002 and 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2002, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $30,000,000 at a weighted average annual interest rate of 1.3 percent. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

     During 2002 and 2001, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $272,000,000 and $325,000,000 under these agreements at December 31, 2002 and 2001, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     At December 31, 2002, borrowed funds totaled $468.0 million. This represented an increase of $93.0 million, or 24.80%, from total borrowed funds of $375.0 million at December 31, 2001. For 2001, total borrowed funds decreased $111.0 million, or 22.84%, from a balance of $486.0 million at December 31, 2000. The maximum outstanding at any month-end was $468.0 million during 2002, $465.0 million during 2001, and $465.0 million during 2000.

Capital Resources

     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     Total stockholders’ equity was $259.8 million at December 31, 2002. This represented an increase of $39.1 million, or 17.70%, over total stockholders’ equity of $220.7 million at December 31, 2001. For 2001, total stockholders’ equity increased $32.1 million, or 17.03%, over total stockholders’ equity of $188.6 million at December 31, 2000.

     Tier 1 capital, stockholders’ equity less intangible assets, was $213.4 million at December 31, 2002. This represented an increase of $13.3 million, or 6.62%, over total Tier 1 capital of $200.2 million at December 31, 2001. For 2001, Tier 1 capital increased $25.8 million, or 14.76%, over Tier 1 capital of $174.4 million at December 31, 2000. Total adjusted capital, Tier 1 capital plus the lesser of the allowance for credit losses or 1.03% of risk-weighted assets was $235.1 million at December 31, 2002. This represented an increase of $14.5 million, or 6.55%, over adjusted capital of $220.6 million at December 31, 2001. For 2001, adjusted capital increased $29.5 million, or 15.46%, over total adjusted capital of $191.1 million at December 31, 2000.

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

     At December 31, 2002 and 2001, the Company exceeded all of the minimum capital ratios required to be considered well capitalized. At December 31, 2002, the Company’s total risk-based capital ratio was

11.2%, compared to a ratio of 13.2% at December 31, 2001. The ratio of Tier 1 capital to risk-weighted assets was 10.2% at December 31, 2002, compared to a ratio of 12.0% at December 31, 2001. At December 31, 2002, the Company’s leverage ratio was 7.6%, compared to a ratio of 8.6% at December 31, 2001. (See NOTE 15 of the Notes to the Consolidated Financial Statements.)

     For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2002, the Company had an unrealized gain on investment securities net of taxes of $25.7 million, compared to an unrealized gain net of taxes of $14.0 million at December 31, 2001.

     During 2002, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.54 per share for the full year after retroactive adjustment of a 5-for-4 stock split declared on December 18, 2002. Management does not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

     In October 2001, the Company's board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company's common stock. During 2002, we repurchased 100,000 shares of common stock for the total price of $2.1 million. As of December 31, 2002, 1.9 million shares are available to be repurchased in the future.

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

     The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will insure an appropriate level of allowance is present or established.

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

     The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies.” In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business lending, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

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

     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

-	then-existing general economic and business conditions affecting the key lending areas of the Company,

-	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

-	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

-	collateral values,

-	loan volumes and concentrations,

-	seasoning of the loan portfolio,

-	specific industry conditions within portfolio segments,

-	recent loss experience in particular segments of the portfolio,

-	duration of the current business cycle,

-	bank regulatory examination results and

-	findings of the Company’s internal credit examiners.

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

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The Company did not have provision for credit losses for 2002. For 2001, the provision for credit losses was $1.8 million, a decrease of $1.0 million, or 37.50%, from the provision for credit losses of $2.8 million for 2000.

     At December 31, 2002, the Company reported an allowance for credit losses of $21.7 million. This represented an increase of $1.2 million, or 5.85%, from the allowance for credit losses of $20.5 million at December 31, 2001. During the year 2002, the Company did not make a provision for credit losses. The increase of $1.2 million was due to the acquisition of Western Security Bank in June 2002. Western Security Bank had an allowance of credit losses of $2.3 million, which was added to the Company’s existing allowance. (See Table 8 - Summary of Credit Loss Experience.) For 2001, the allowance for credit losses increased $1.3 million, or 6.87%, from a balance of $19.2 million at December 31, 2000.

     At December 31, 2002, the Company had loans classified as impaired totaling $4.7 million. This represents a decrease of $10 million, or 67.90% compared to loans classified impaired of $14.7 million at December 31, 2001. For 2001, impaired loans decreased $433,000, or 2.85%, from impaired loans of $15.2 million at December 2000. Impaired loans, measured as a percent of gross loans, equaled 0.33%, 1.24%, and 1.44%, at December 31, 2002, 2001, and 2000 respectively.

     Non-performing loans totaled $824,000 at December 31, 2002. This represented a decrease of $754,000 or 47.78%, from non-performing loans of $1.6 million at December 31, 2001. For 2001, non-performing loans increased $612,000, or 63.35%, from non-performing loans of $966,000 at December

31, 2000. Non-performing loans, measured as a percent of gross loans, equaled 0.06%, 0.13%, and 0.09%, at December 31, 2002, 2001, and 2000, respectively. Non-accrual loans decreased $1.4 million, or 87.93%, to $1.6 million at December 31, 2001, from $966,000 at December 31, 2000.

     For 2002, the Company charged-off $1.1 million of loans net of recoveries to the allowance for credit losses. This represented an increase of $695,000, or 160.51%, from 2001, in which the Company charged-off $433,000 of loans, net of recoveries to the allowance for credit losses. This represented an increase of $24,000, or 5.87%, from net charges to the allowance for credit losses of $409,000 for 2000.

     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 8 — Summary of Credit Loss Experience

		As of and For Years Ended December 31,

	2002	2001	2000	1999	1998

		(amounts in thousands)
Amount of Total Loans at End of Period (1)	$1,446,009	$1,187,540	$1,051,493	$952,552	$832,184

Average Total Loans Outstanding (1)	$1,247,384	$1,067,621	$981,045	$866,917	$772,331

Allowance for Credit Losses at Beginning of Period	$20,469	$19,152	$16,761	$14,888	$13,103

Loans Charged-Off:
Real Estate	41	113	559	483	707
Commercial, Financial and Industrial	2,048	854	193	522	373
Agribusiness		0	0	0	0
Municipal Lease Finance Receivables		0	0	0	0
Consumer Loans	320	81	22	18	61

Total Loans Charged-Off	2,409	1,048	774	1,023	1,141

Recoveries:
Real Estate Loans	1,062	0	139	6	161
Commercial, Financial and Industrial	176	455	221	184	150
Agribusiness		0	0	0	0
Municipal Lease Finance Receivables		0	0	0	0
Consumer Loans	43	160	5	6	15

Total Loans Recovered	1,281	615	365	196	326

Net Loans Charged-Off	1,128	433	409	827	815

Provision Charged to Operating Expense	0	1,750	2,800	2,700	2,600

Adjustments Incidental to Mergers	2,325	0	0	0	0

Allowance for Credit Losses at End of period	$21,666	$20,469	$19,152	$16,761	$14,888

Net Loans Charged-Off to Average Total Loans	0.09%	0.04%	0.04%	0.10%	0.11%
Net Loans Charged-Off to Total Loans at End of Period	0.08%	0.04%	0.04%	0.09%	0.10%
Allowance for Credit Losses to Average Total Loans	1.74%	1.92%	1.95%	1.93%	1.93%
Allowance for Credit Losses to Total Loans at End of Period	1.50%	1.72%	1.82%	1.76%	1.79%
Net Loans Charged-Off to Allowance for Credit Losses	5.21%	2.12%	2.14%	4.93%	5.47%
Net Loans Charged-Off to Provision for Credit Losses	—	24.74%	14.61%	30.63%	31.35%

(1)	Net of deferred loan origination fees.

     While management believes that the allowance at December 31, 2002, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

Table 9 — Allocation of Allowance for Credit Losses
(amounts in thousands)

	December 31,

	2002		2001		2000

	Allowance		Allowance		Allowance
	for	% of	for	% of	for	% of
	Credit	Total	Credit	Total	Credit	Total
	Losses	Allowance	Losses	Allowance	Losses	Allowance
Real Estate	$4,158	19.2%	$7,399	36.1%	$10,037	52.4%
Commercial and Industrial	16,020	74.0%	7,243	35.4%	4,021	21.0%
Consumer	202	0.9%	127	0.7%	67	0.4%
Unallocated	1,286	5.9%	5,700	27.8%	5,027	26.2%

Total	$21,666	100.0%	$20,469	100.0%	$19,152	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1999		1998

	Allowance		Allowance
	for	% of	for	% of
	Credit	Total	Credit	Total
	Losses	Allowance	Losses	Allowance
Real Estate	$466	2.8%	$1,942	13.0%
Commercial and Industrial	9,794	58.4%	6,867	46.1%
Consumer	130	0.8%	155	1.1%
Unallocated	6,371	38.0%	5,924	39.8%

Total	$16,761	100.0%	$14,888	100.0%

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

     The table below provides the actual balances as of December 31, 2002 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2002, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing

(amounts in thousands)	Balance	Average					Five years	Estimated
	December 31,	Rate	One year	Two years	Three years	Four years	and beyond	Fair Value

2002
Interest-Earning Assets
Federal Fund Sold	$40,000	1.89%	$40,000					$40,000
Investment securities available for sale	1,452,499	5.91%	245,369	$438,268	$228,259	$79,611	$460,992	1,452,499
Loans and lease finance receivables, net	1,424,343	7.24%	423,832	69,581	64,708	44,823	821,399	1,420,129

Total interest earning assets	$2,916,842		$709,201	$507,849	$292,967	$124,434	$1,282,391	$2,912,628

Interest-Bearing Liabilities
Interest-bearing deposits	$1,351,293	1.71%	$1,281,618	$30,552	$22,133	$16,875	$115	$1,358,743
Demand note to U.S. Treasury	14,888	1.36%	14,888					14,888
Borrowings	468,000	4.99%	196,000	106,000	1,000	60,000	105,000	494,216

Total interest-bearing liabilities	$1,834,181		$1,492,506	$136,552	$23,133	$76,875	$105,115	$1,867,847

Interest Rate Risk

     During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, the Company’s earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank’s service area. Short-term re-pricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

     The Bank’s management monitors the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/re-pricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which re-pricing opportunities will occur. A positive difference, or gap, indicates that earning assets will re-price faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2002, and 2001. The Bank had a negative cumulative 180 day gap of $2.7 million at December 31, 2002. This represented a decrease of $149.2 million, or 98.22%, over the 180 day cumulative negative gap of $151.9 million at December 31, 2001. In theory, this would indicate that at December 31, 2002, $2.7 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin.

TABLE 10 — Asset and Liability Maturity/Repricing Gap
(amounts in thousands)

		Over 90		Over 180
	90 days	days to		days to		Over
	or less	180 days		365 days		365 days

2002
Earning Assets:
Federal Funds Sold	$40,000	$		$		$
Investment Securities at carrying value	236,229		130,593		196,626		889,051
Total Loans	655,997		66,491		145,331		556,524

Total	$932,226		$197,084		$341,957		$1,445,575
Interest Bearing Liabilities
Savings Deposits	$509,160	$		$			$275,539
Time Deposits	271,819		160,154		65,639		68,982
Demand note to U.S. Treasury	14,888
Other Borrowings	150,000		26,000		20,000		272,000

Total	945,867		186,154		85,639		616,521

Period GAP	$(13,641)		$10,930		$256,318		$829,054

Cumulative GAP	$(13,641)		$(2,711)		$253,607		$1,082,661

2001
Earning Assets:
Federal Funds Sold	$20,000	$		$		$
Investment Securities at carrying value	106,982		23,431		54,933		996,157
Total Loans	473,274		47,451		104,502		541,844

Total	$600,256		$70,882		$159,435		$1,538,001
Interest Bearing Liabilities
Savings Deposits	$437,547	$		$			$236,712
Time Deposits	214,044		136,450		73,438		12,439
Demand note to U.S. Treasury	9,999
Other Borrowings	25,000				25,000		325,000

Total	686,590		136,450		98,438		574,151

Period GAP	$(86,334)		$(65,568)		$60,997		$963,850

Cumulative GAP	$(86,334)		$(151,902)		$(90,905)		$872,945

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2002 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $913.1 million, or 62.86%, of the total investment portfolio at December 31, 2002 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

     The Company’s management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling two-year horizon.

     The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

     The following reflects the Company’s net interest income sensitivity analysis as of December 31, 2002:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity

+200 basis points	( 1.23% )
-100 basis points	( 0.41% )

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash-flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See NOTE 18 - of the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commitments

      At December 31, 2002, the Bank had commitments to extend credit of approximately $450,327,000 and obligations under letters of credit of $23,811,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

      The following table summarized the commitments by expiration period:

		Amount of Commitment Expiration Per Period

	Total	Less Than	One Year	Four Year	After
	Amounts	One	to Three	to Five	Five
	Committed	Year	Years	Years	Years

2002

Commitment to extend credit	$450,327,000	$238,863,031	$58,917,198	$42,265,518	$110,281,253

Obligations under letters of credit	23,810,904	12,218,190	11,592,714

Total	$474,137,904	$251,081,221	$70,509,912	$42,265,518	$110,281,253

      The Bank has available lines of credit totaling $282,000,000 from certain financial institutions, and lease obligations totaling $11,522,574. The following indicates the expiration periods for these items:

		Amount of Lines of Credit and Leases Expirations Per Period

		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years

2002

Available lines of credit	$282,000,000	$190,000,000	$—	$42,000,000	$50,000,000

Leases	11,522,574	2,722,643	4,410,754	2,442,007	1,947,170

Total	$293,522,574	$192,722,643	$4,410,754	$44,442,007	$51,947,170

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

     Net cash provided by operating activities totaled $61.3 million for 2002, $40.2 million for 2001, and $44.0 million for 2000. The increase for 2002 compared to 2001 was primarily the result of the increase in net interest income as a result of the growth in average earning assets.

     Cash used for investing activities totaled $405.2 million for 2002, compared to $232.4 million for 2001 and $263.2 million for 2000. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.

     Funds provided from financing activities totaled $365.2 million for 2002, compared to $154.5 million for 2001 and $241.2 million for 2000. For 2002, cash flows from financing activities resulted from an increased in time deposit accounts, borrowings, and to a lesser extent from money market, savings deposits. For 2001, cash flows from financing activities resulted from an increased in transaction deposit accounts and to a lesser extent from money market, savings deposits and time deposits. For 2000, cash flows from financing activities resulted from an increased borrowings, money market, savings deposits and time deposits accounts, and to a lesser extent from transaction deposits.

     At December 31, 2002, cash and cash equivalents totaled $165.0 million. This represented an increase of $62,322, or 60.71%, from a total of $102.7 million at December 31, 2001.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2002, the Bank’s loan to deposit ratio averaged 60.51%, compared to an average ratio of 63.29% for 2001, and a ratio of 65.49% for 2000.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2002, approximately $81.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2002, neither the Bank nor CVB had any material commitments for capital expenditures.

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

     In June 2001, FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

     The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. After adoption of SFAS No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives.

     Additionally, as required by SFAS No. 142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairment of goodwill. At December 31, 2002 goodwill was $10.7 million (net of amortization of $5.3 million recorded prior to the adoption of SFAS No. 142). As of December 31, 2002, intangible assets that continue to be subject to amortization include core deposits of $5.0 million (net of $3.2 million of accumulated amortization). Amortization expense for such intangible assets was $578,000 in 2002 and for each of the succeeding five fiscal years, estimated amortization expense will be $817,400 for years one and two, and $787,400 for the remaining years. With the implementation of SFAS No. 142, the amortization of goodwill in the approximate amount of $703,000 ceased as of January 1, 2002. The impact on net income and earnings per common share (basic and diluted) is not considered significant.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the on-going operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact upon adoption.

     In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of the statement on January 1, 2003 will not have a material effect on the Company’s financial statements.

     In October 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company adopted the provisions of SFAS No. 147 for acquisitions of certain financial institutions that are initiated after October 1, 2002. Management believes that the adoption of the statement on October 1, 2002 will not have a material effect on the Company’s financial statements.

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation as provided by SFAS No. 123.

     In November 2002, FASB issued FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

     In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CVB Financial Corp.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Notes to Consolidated Financial Statements	56

Independent Auditors’ Report	77

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
_________________________________________________________________________________________________
Equity compensation plans approved by security holders	1,628,812	$8.14	2,778,254
_________________________________________________________________________________________________
Equity compensation plans not approved by security holders(1)	112,149	$5.98	—
_________________________________________________________________________________________________
Total	1,740,961	$8.01	2,778,254
_________________________________________________________________________________________________

(1)	The sole equity compensation plan not previously submitted to Company shareholders for approval is the CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan, which the Company adopted in connection with its acquisition of Orange National Bancorp and Orange National Bank. Pursuant to this plan, options were originally granted to original Orange National Bancorp employees and directors at no less than the fair market value of the stock subject to the option at the date of grant. At the time of adoption, the number of shares available for grant pursuant to this plan was reduced to the number of outstanding options being assumed in connection with this plan. As of December 31, 2002, 112,149 shares of CVB were issuable upon exercise of options pursuant to this plan and all of such options are immediately exercisable.

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled “Executive Compensation —Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of Company’s controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     Reference is made to the Index to Financial Statements at page 43 for a list of financial statements filed as part of this Report.

Exhibits

     See Index to Exhibits at Page 78 of this Form 10-K.

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

REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2003.

CVB FINANCIAL CORP.

By: /s/ D. LINN WILEY

D. Linn Wiley President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	March 19, 2003

/s/ JOHN A. BORBA John A. Borba	Director	March 19, 2003

/s/ RONALD O. KRUSE Ronald O. Kruse	Director	March 19, 2003

/s/ JOHN J. LOPORTO John J. LoPorto	Director	March 19, 2003

/s/ JAMES C. SELEY James C. Seley	Director	March 19, 2003

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 19, 2003

/s/ EDWARD J. BIEBRICH, JR. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2003

/s/ D. LINN WILEY D. Linn Wiley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

Certification

     I, D. Linn Wiley, certify that:

1.	I have reviewed this annual report on Form 10-K of CVB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ D. Linn Wiley

D. Linn Wiley Chief Executive Officer

Certification

     I, Edward J. Biebrich, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of CVB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Edward J. Biebrich, Jr.

Edward J. Biebrich, Jr. Chief Financial Officer

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(Dollar in thousands)
ASSETS
Federal funds sold	$40,000	$20,000
Investment securities available-for-sale (Note 2)	1,452,499	1,181,503
Loans and lease finance receivables, net (Notes 3, 4 and 5)	1,424,343	1,167,071

Total earning assets	2,916,842	2,368,574
Cash and due from banks	124,973	82,651
Premises and equipment, net (Note 6)	29,413	29,921
Goodwill and other intangibles:
Amortizable	5,012	1,304
Non-amortizable	10,708	5,178
Cash value life insurance	12,845	7,578
Accrued interest receivable	15,841	14,711
Other assets	7,777	4,185

TOTAL ASSETS	$3,123,411	$2,514,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 8):
Noninterest-bearing	$958,671	$766,329
Interest-bearing	1,351,293	1,110,630

Total deposits	2,309,964	1,876,959
Demand Note to U.S. Treasury (Note 9)	14,888	9,999
Short-term borrowings (Note 9)	196,000	50,000
Long-term borrowings (Note 9)	272,000	325,000
Deferred taxes (Note 7)	5,332	514
Accrued interest payable	6,497	7,402
Deferred compensation (Note 11)	6,988	2,012
Funds due security purchase	25,970
Other liabilities (Note 7)	25,951	21,468

TOTAL LIABILITIES	2,863,590	2,293,354

COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders’ Equity (Notes 14 and 15):
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)
Common stock (authorized, 78,125,000 shares without par; issued and outstanding 43,533,129 (2002) and 43,477,792 (2001))	144,487	146,108
Retained earnings	89,678	60,671
Accumulated other comprehensive income, net of tax (Note 2)	25,656	13,969

Total stockholders’ equity	259,821	220,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,123,411	$2,514,102

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2002

	2002	2001	2000

	(Dollars in thousands)
INTEREST INCOME:
Loans, including fees (Note 3)	$90,351	$90,002	$90,400

Investment securities:
Taxable	47,097	49,295	48,901
Tax-advantaged	16,273	16,114	11,369

	63,370	65,409	60,270

Federal funds sold	602	466	197

Total interest income	154,323	155,877	150,867

INTEREST EXPENSE:
Deposits (Note 8)	21,470	31,843	32,694
Other borrowings (Note 9)	18,969	20,963	24,044

Total interest expense	40,439	52,806	56,738

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES (Note 5)	113,884	103,071	94,129
PROVISION FOR CREDIT LOSSES	—	1,750	2,800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	113,884	101,321	91,329

OTHER OPERATING INCOME:
Service charges on deposit accounts	14,154	12,954	10,573
Wealth Management services	3,764	3,841	4,038
Investment services	1,476	1,395	1,316
Bankcard services	1,174	1,013	711
Other	3,553	2,803	2,601
Gain on sale of real estate owned	—	126	—
Gain (loss) on sale of securities, net	4,897	60	(216)

Total other operating income	29,018	22,192	19,023

OTHER OPERATING EXPENSES:
Salaries, wages, and employee benefits (Notes 11, 12 and 14)	35,970	32,625	30,239
Occupancy (Note 10)	6,339	5,658	5,350
Equipment	6,212	5,321	4,981
Stationery and supplies	3,975	3,617	3,705
Professional services	4,084	3,972	3,059
Promotion	3,684	3,223	2,702
Data processing	1,297	1,254	1,424
Goodwill and other intangibles	578	920	1,207
Other	3,917	3,565	3,700

Total other operating expenses	66,056	60,155	56,367

EARNINGS BEFORE INCOME TAXES	76,846	63,358	53,985
INCOME TAXES (Note 7)	27,101	23,300	19,302

NET EARNINGS	$49,745	$40,058	$34,683

BASIC EARNINGS PER COMMON SHARE (Note 13)	$1.14	$0.92	$0.81

DILUTED EARNINGS PER COMMON SHARE (Note 13)	$1.11	$0.90	$0.78

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2002

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income

	(Dollars and shares in thousands)
Balance January 31, 2000	24,717	$105,304	$51,857	$(16,391)
Issuance of common stock	428	2,347
10% stock dividend	2,514	37,997	(37,997)
Tax benefit from exercise of stock options			26
Cash dividends			(12,390)
Comprehensive income:
Net earnings			34,683		$34,683
Other comprehensive income:
Unrealized gains on securities available for sale, net				23,194	23,194

Comprehensive income					$57,877

Balance December 31, 2000	27,659	145,648	36,179	6,803
Issuance of common stock	167	460
5-for-4 stock split	6,956
Tax benefit from exercise of stock options			19
Cash dividends			(15,585)
Comprehensive income:
Net earnings			40,058		$40,058
Other comprehensive income:
Unrealized gains on securities available-for-sale, net				7,166	7,166

Comprehensive income					$47,224

Balance December 31, 2001	34,782	146,108	60,671	13,969
Issuance of common stock	148	479
5-for-4 stock split	8,728
Repurchase of common stock	(125)	(2,100)
Tax benefit from exercise of stock options			62
Cash dividends			(20,800)
Comprehensive income:
Net earnings			49,745		$49,745
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				11,687	11,687

Comprehensive income					$61,432

Balance December 31, 2002	43,533	$144,487	$89,678	$25,656

See accompanying notes to the consolidated financial statements.

	2002	2001	2000

Disclosure of reclassification amount
Unrealized holding gains on securities arising during the period	$25,048	$12,415	$40,157
Tax expense	(10,521)	(5,214)	(17,089)
Add/(Less):
Reclassification adjustment for (gain) loss on securities included in net income	(4,897)	(60)	216
Add/(Less):
Tax (benefit) expense on reclassification adjustments	2,057	25	(90)

Net unrealized gain on securities	$11,687	$7,166	$23,194

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended December 31,

	2002	2001	2000

	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$160,343	$140,057	$152,898
Service charges and other fees received	24,113	22,132	18,795
Interest paid	(42,992)	(52,169)	(55,359)
Cash paid to suppliers and employees	(54,767)	(49,959)	(49,568)
Income taxes paid	(25,384)	(19,825)	(22,762)

Net cash provided by operating activities	61,313	40,236	44,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	119,807	32,941	36,732
Proceeds from sales of MBS	142,627	256,234	102,021
Proceeds from repayment of MBS	267,652	108,553	102,649
Proceeds from repayment of FHLB stock	2,468	2,894	287
Purchases of securities available-for-sale	(138,924)	(220,139)	(153,242)
Purchases of MBS	(619,899)	(266,475)	(240,998)
Purchases of FHLB stock	(4,686)	(1,053)	(5,456)
Net increase in loans	(156,000)	(132,268)	(99,760)
Loan origination fees received	(5,727)	(4,287)	(3,535)
Proceeds from sales of premises and equipment	7	57	32
Proceeds from sales of other real estate owned	0	536	994
Purchase of premises and equipment	(4,390)	(7,657)	(4,201)
Purchase of Western Security Bank & Golden West Enter	(8,125)	0	0
Other investing activities	(2)	(1,770)	1,231

Net cash used in investing activities	(405,192)	(232,434)	(263,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	221,689	255,307	14,500
Net increase in time deposits	72,008	26,622	79,457
Net decrease in borrowings	93,889	(112,270)	157,283
Cash dividends on common stock	(20,800)	(15,585)	(12,390)
Repurchase of common stock	(2,100)	0	0
Proceeds from exercise of stock options	479	460	2,347

Net cash provided by (used in) financing activities	365,165	154,534	241,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,286	(37,664)	21,955
CASH AND CASH EQUIVALENTS, beginning of period	102,651	140,315	118,360

CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS	123,937	102,651	140,315
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF WESTERN SECURITY BANK, N.A	41,304
CASH AND CASH EQUIVALENTS PAID IN THE PURCHASE OF GOLDEN WEST ENTERPRISES, INC	(268)

CASH AND CASH EQUIVALENTS, end of period	$164,973	$102,651	$140,315

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Twelve Months
	Ended December 31,

	2002	2001	2000

	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$49,745	$40,058	$34,683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(5,039)	(1,680)	(480)
Loss on sale of investment securities	142	1,620	697
(Gain) Loss on sale of premises and equipment	6	(62)	19
Gain on sale of other real estate owned	0	(126)	(223)
Increase in cash value of life insurance	(846)	(144)	(641)
Amortization of premiums on investment securities	12,356	(11,969)	5,204
Provisions for credit losses	0	1,750	2,800
Provisions for losses on other real estate owned	0	(51)	(17)
Depreciation and amortization	5,923	5,743	5,907
Change in accrued interest receivable	(1,726)	(85)	(3,171)
Change in accrued interest payable	(1,979)	660	1,401
Deferred tax benefits (provision)	1,532	(527)	(460)
Change in other assets and liabilities	(1,199)	5,049	(1,715)

Total adjustments	(11,568)	178	9,321

NET CASH PROVIDED BY OPERATING ACTIVITIES	$61,313	$40,236	$44,004

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Western Security Bank:
Cash and cash equivalents acquired	$41,304
Fair value of assets acquired	110,318
Purchase price of acquisition	(6,225)

Liabilities assumed	$(145,397)

Purchase of Golden West Enterprises, Inc.:
Cash and cash equivalents acquired	$(268)
Fair value of assets acquired	24,317
Purchase price of acquisition	(2,900)

Liabilities assumed	$(20,969)

Securities purchased and not settled	$25,970	$0	$0

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002

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

     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiary, Citizens Business Bank (the “Bank”) and its wholly owned subsidiary, Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp, after elimination of all material intercompany transactions and balances.

     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its wealth management division and branch offices. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, and Kern County areas of Southern California. The Bank operates 32 branches with the headquarters located in the city of Ontario.

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

     A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

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

     Business Combinations, Goodwill and Intangible Assets - The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.

     Additionally, as required by SFAS No. 142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairment of goodwill. At December 31, 2002 goodwill was $10.7 million (net of amortization of $5.3 million recorded prior to the adoption of SFAS No. 142). As of December 31, 2002, intangible assets that continue to be subject to amortization include core deposits of $5.0 million (net of $3.2 million of accumulated amortization). Amortization expense for such intangible assets was $578,000 in 2002 and for each of the succeeding five fiscal years, estimated amortization expense is $817,400 for year one and two, and $787,400 for the remaining years. With the implementation of SFAS No. 142, the amortization of goodwill in the approximate amount of $703,000 ceased as of January 1, 2002. The impact on net income and earnings per common share (basic and diluted) is not considered significant.

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

     Trust Services - The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on a cash basis.

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

     Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations,” effective starting with fiscal years beginning after December 15, 2001. This standard requires that all business combinations be accounted for by a single method – the purchase method and prohibits the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Contingencies of Purchased Enterprises.” This statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for – based on the values exchanged. Management adopted this statement on January 1, 2002 and it had no material effect on the Company’s financial statements.

     In June 2001, FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This standard established new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as assets but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill and other intangible assets determined to be impaired, if any, would be expensed to current operations. The adoption of this statement had no material effect on the Company’s financial statements.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the on-going operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact upon adoption.

     In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of the statement on January 1, 2003 will not have a material effect on the Company’s financial statements.

     In October 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company adopted the provisions of SFAS No. 147 for acquisitions of certain financial institutions that are initiated after October 1, 2002. Management believes that the adoption of the statement on October 1, 2002 will not have a material effect on the Company’s financial statements.

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure — an amendment of FASB Statement No. 123,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation as provided in SFAS No. 123.

     In November 2002, FASB issued FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

     In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

     Reclassification – Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation.

2.     INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are shown below. All securities held, except FHLB stock, are publicly traded, and the estimated fair values were obtained from an independent pricing service. FHLB stock is carried at cost, which approximates fair value.

	2002

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$499	$4	$	$503
Mortgage-backed securities	553,148	17,982		571,130
CMO/REMICs	336,228	5,762	(60)	341,930
Government agency	30,554	823		31,377
Municipal bonds	247,573	21,597	(59)	269,111
Corporate bonds	136,533	3,247	(574)	139,206
Other debt securities	81,830	3,219	(7,707)	77,342
FHLB stock	21,900			21,900

	$1,408,265	$52,634	$(8,400)	$1,452,499

	2001

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$1,000	$29		$1,029
Mortgage-backed securities	328,979	5,930	$(33)	334,876
CMO/REMICs	311,605	6,033	(376)	317,262
Government agency	51,212	38	(18)	51,232
Municipal bonds	241,086	8,372	(241)	249,217
Corporate bonds	127,782	1,904	(158)	129,528
Other debt securities	76,073	2,604		78,677
FHLB stock	19,682			19,682

	$1,157,419	$24,910	$(826)	$1,181,503

     Approximately 94% of the mortgage-backed securities and CMO/REMIC (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are currently rated “A” or better by either Standard & Poor’s or Moody’s.

     At December 31, 2002 and 2001, investment securities having an amortized cost of approximately $872,724,000 and $663,813,000, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

     The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2030, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

	Available-for-Sale

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(In thousands)
Due in one year or less	$239,922	$245,369	6.25%
Due after one year through five years	785,313	808,507	6.20%
Due after five years through ten years	223,936	255,223	5.41%
Due after ten years	159,094	143,400	4.06%

	$1,408,265	$1,452,499	5.91%

3.     LOANS AND LEASE FINANCE RECEIVABLES

     The following is a summary of the components of loan and lease finance receivables at December 31:

	2002	2001

	(In thousands)
Commercial, financial and industrial	$688,509	$491,989
Real Estate;
Construction	105,486	69,603
Mortgage	396,707	422,085
Consumer	26,750	19,968
Municipal lease finance receivables	17,852	20,836
Agribusiness	214,849	166,441

	1,450,153	1,190,922
Allowance for credit losses (Note 5)	(21,666)	(20,469)
Deferred loan origination fees	(4,144)	(3,382)

	$1,424,343	$1,167,071

     At December 31, 2002, the Bank held approximately $441,043,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 1 to 14 percent and have contractual maturities between 1 and 28 years.

4.     TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

     The following is an analysis of the activity of all such loans:

	2002	2001

	(In thousands)
Outstanding balance, beginning of year	$4,495	$4,345
Credit granted, including renewals	792	892
Repayments	(907)	(742)

Outstanding balance, end of year	$4,380	$4,495

5.     ALLOWANCE FOR CREDIT AND OTHER REAL ESTATE OWNED LOSSES

     Activity in the allowance for credit losses was as follows:

	2002	2001	2000

	(in thousands)
Balance, beginning of year	$20,469	$19,152	$16,761
Provision charged to operations		1,750	2,800
Acquisition of Western Security Bank	2,325
Loans charged off	(2,409)	(1,048)	(774)
Recoveries on loans previously charged off	1,281	615	365

Balance, end of year	$21,666	$20,469	$19,152

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

     At December 31, 2002 and 2001, the Bank had classified as impaired, loan amounts totaling $4,730,000 and $14,737,000, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $3,520,000 and $6,902,000 on such loans, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001, and 2000 was approximately $7,117,000, $15,138,000, and $5,944,000, respectively. Interest income of $1,035,000, $1,232,000, and $1,456,000 was recognized on impaired loans during the years ended December 31, 2002, 2001, and 2000, respectively.

     The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $116,000 greater for 2002, $124,000 greater for 2001, and $99,000 greater for 2000. Accordingly, yields on loans would have increased by 0.01% for 2002, 2001, and 2000.

     At December 31, 2002 and 2001, loans on nonaccrual status totaled $190,000 and $1,574,000, all of which are included in the impaired loans discussed above.

     The Company has no allowance for other real estate owned losses at December 31, 2002 or 2001. Allowance for other real estate owned losses of $51,000 was recorded at December 31, 2000.

     The Company incurred expenses related to other real estate owned of $38,000 (2001) and $90,000 (2000) related to the holding and disposition of other real estate owned. There were no expenses incurred in 2002 related to holding and disposition of OREO.

6.     PREMISES AND EQUIPMENT

     Premises and equipment consist of:

	2002	2001

	(In thousands)
Land	$5,856	$5,717
Bank premises	24,718	23,996
Furniture and equipment	35,528	31,712
Lease property under capital lease	649	649

	66,751	62,074
Accumulated depreciation and amortization	(37,338)	(32,153)

	$29,413	$29,921

7.     INCOME TAXES

     Income tax expense comprised the following:

	2002	2001	2000

	(In thousands)
Current provision:
Federal	$17,820	$19,776	$13,898
State	7,749	4,051	5,864

	25,569	23,827	19,762

Deferred provision (benefit):
Federal	1,128	(562)	(434)
State	404	35	(26)

	1,532	(527)	(460)

	$27,101	$23,300	$19,302

     Income tax liability (asset) comprised the following:

	2002	2001

	(In thousands)
Current:
Federal	$1,455	$2,050
State	261	502

	1,716	2,552

Deferred:
Federal	4,989	569
State	343	(55)

	5,332	514

	$7,048	$3,066

     The components of the net deferred tax (liability) asset are as follows:

	2002	2001

	(In thousands)
Federal
Deferred tax liabilities:
Depreciation	$1,773	$1,800
Valuation of trust assets	366	410
Acquisition — Western Security	1,416
Leases	68	73
Deferred income	2,610	447
Unrealized gain on investment securities, net	15,420	8,346

Gross deferred tax liability	21,653	11,076

Deferred tax assets:
California franchise tax	1,775	1,906
Bad debt and credit loss deduction	7,498	7,069
Other real estate owned reserves	2,100
Deferred compensation	3,341	784
Self-insurance reserves	0	523
Other, net	1,950	225

Gross deferred tax asset	16,664	10,507

Net deferred tax (liability) asset — federal	$(4,989)	$(569)

State
Deferred tax liabilities:
Depreciation	$597	$568
Valuation of trust assets	113	127
Acquisition — Western Security	439
Deferred income	471	605
Unrealized gain on investment securities, net	3,159	1,769

Gross deferred tax liability	4,779	3,069

Deferred tax assets:
Bad debt and credit loss deduction	2,348	2,064
Other real estate owned reserves	387
Deferred compensation	1,035	243
Self-insurance reserves	0	162
Other accrued expense	575	575
Other, net	91	80

Gross deferred tax asset	4,436	3,124

Net deferred tax (liability) asset — state	$(343)	$55

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

			(In thousands)
Federal income tax at statutory rate	$26,896	35.0%	$22,175	35.0%	$18,895	35.0%
State franchise taxes, net of federal benefit	5,456	7.1	4,498	7.1	3,804	7.1
Tax-exempt interest	(5,194)	(6.7)	(4,913)	(7.8)	(4,091)	(7.6)
Other, net	(57)	(0.1)	1,540	2.5	694	1.3

	$27,101	35.3%	$23,300	36.8%	$19,302	35.8%

8.     DEPOSITS

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $403,285,000 and $340,901,000 at December 31, 2002 and 2001, respectively. Interest expense on such deposits amounted to approximately $9,583,000 (2002), $15,652,000 (2001), and $14,622,000 (2000).

     At December 31, 2002, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2003	$497,612
2004	29,458
2005	22,534
2006	16,875
2007 and thereafter	115

$566,594

     At December 31, 2002, the Company had a single depositor with balances of approximately $140,000,000.

9.     BORROWINGS

     During 2002 and 2001, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $166,000,000 and $50,000,000 under these agreements at December 31, 2002 and 2001, respectively, with weighted-average interest rates of 3.0 percent and 5.2 percent, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2002 and 2001 was $113,833,000 and $125,000,000, respectively. The maximum outstanding at any month-end was $175,000,000 during 2002 and $395,000,000 during 2001. On December 31, 2002, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $30,000,000 at a weighted average annual interest rate of 1.3 percent. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

     The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2002 and 2001, the amounts held by the Bank in the TT&L Note Option Program were $14,888,000 and $9,999,000, respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate. The average amounts held in 2002 and 2001 were $6.3 million and $10.3 million, respectively.

     During 2002 and 2001, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $272,000,000 and $325,000,000 under these agreements at December 31, 2002 and 2001, respectively, with weighted-average interest rates of 5.1 percent in 2002 and 2001. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2002 are as follows: $106,000,000 in 2004, $1,000,000 in 2005, $60,000,000 in 2006, $5,000,000 in 2007 and $100,000,000 in 2011.

10.     COMMITMENTS AND CONTINGENCIES

         Leases

     The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, excluding property taxes and insurance, are approximately as follows (000’s omitted):

2003	$2,723
2004	2,441
2005	1,969
2006	1,304
2007	1,138
Succeeding years	1,947

Total minimum payments required	$11,522

     Total rental expense for the Company was approximately $3,082,000 (2002), $2,668,000 (2001), and $2,577,000 (2000).

         Commitments

     At December 31, 2002, the Bank had commitments to extend credit of approximately $450,327,000 and obligations under letters of credit of $23,811,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

     The Bank has available lines of credit totaling $282,000,000 from certain financial institutions.

         Shareholder Rights Plan

     In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00 (subject to adjustment) upon the occurrence of certain triggering events.

      The rights become exercisable, and will begin to trade separately from the Common Stock of the Company, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Stock or (ii) ten business days (or such later day as determined by the Board) after a person or group announces a tender offer or exchange offer, the consummation of which would result in ownership by a person or group of 20% or more of the Company's Common Stock. Each right will entitle the holder to purchase Common Stock of the Company having a current market value of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction, or if there is a sale of more than 50% of the Company's assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

      The Company's Board of Directors has the option, at any time after a person becomes a 20% holder of the Company's outstanding common stock to exchange all or part of the rights (other than rights held by the acquiring person) for shares of common stock of the Company provided the Company may not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company's outstanding stock.

      The Company may redeem the rights for $.01 each at any time on, or prior to, public announcement that a person has become the beneficial owner of 20% or more of the Company's common stock. The rights will expire on June 21, 2010, unless earlier redeemed or exchanged.

         Other Contingencies

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

     On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank has agreed to pay $2 million dollars to the plaintiffs and the plaintiffs have agreed to dismiss this case in its entirety with prejudice. The settlement is contingent upon the approval of the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank was required to accrue for under accounting principles generally accepted in the United States of America.

11.     DEFERRED COMPENSATION PLANS

     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $181,000 (2002), $169,000 (2001), and $452,000 (2000).

     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $170,000 for 2002, $197,000 for 2001 and $221,000 for 2000.

     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”). These agreements called for periodic payments over 179 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 (2002), $189,000 (2001), and $420,000 (2000).

     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”). These agreements called for periodic payments over 179 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $207,500 (2002).

12.     401(k) AND PROFIT-SHARING PLAN

     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $1,735,000 (2002), $1,585,000 (2001), and $1,349,000 (2000).

13.     EARNINGS PER SHARE RECONCILIATION (Dollars and shares in thousands, except per share amounts)

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	December 31, 2002

Basic EPS
Income available to common stockholders	$49,745	43,624	$1.14
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		954	(0.03)

Diluted EPS
Income available to common stockholders	$49,745	44,578	$1.11

	December 31, 2001
Basic EPS
Income available to common stockholders	$40,058	43,422	$0.92
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		847	(0.02)

Diluted EPS
Income available to common stockholders	$40,058	44,269	$0.90

	December 31, 2000
Basic EPS
Income available to common stockholders	$34,683	43,110	$0.81
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		900	(0.03)

Diluted EPS
Income available to common stockholders	$34,683	44,010	$0.78

14.     STOCK OPTION PLANS

     In May 2000, the Company approved a new stock option plan that authorizes the issuance of up to 3,437,500 shares (all share amounts have been adjusted to reflect stock dividends and splits) of the Company’s stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 4,411,601 shares and expired in February 2001. Under both plans option prices are determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors.

     As a result of the merger with Orange National Bank (“ONB”), the Company maintains two compensatory incentive stock option plans in which options to purchase shares of the Company’s common stock were granted. At December 31, 2002, options for the purchase of 112,149 shares were outstanding and exercisable. There are no further shares available for granting under these plans.

     At December 31, 2002, options for the purchase of 1,740,961 shares of the Company’s common stock were outstanding under the above plans, of which options to purchase 1,197,763 shares were exercisable at prices ranging from $2.08 to $14.97; 2,778,254 shares of common stock were available for the granting of future options under the May 2000 plan.

     The following table presents the status of all optioned shares and per share amounts:

	Shares	Price Range

Outstanding at January 1, 2000	2,279,944	$1.44	-	$12.38
Granted	479,245	$8.10	-	$9.81
Exercised	(428,124)	$1.44	-	$9.94
Effect of stock splits and dividends	(348,596)
Canceled	(21,205)	$3.74	-	$12.38

Outstanding at December 31, 2000	1,961,264	$1.44	-	$12.38
Granted	26,564	$11.74	-	$14.97
Exercised	(167,191)	$1.44	-	$9.94
Effect of stock splits and dividends	(116,146)
Canceled	(3,360)	$6.66	-	$11.74

Outstanding at December 31, 2001	1,701,131	$1.44	-	$14.97
Granted	228,440	$15.96	-	$16.90
Exercised	(147,704)	$1.44	-	$11.74
Effect of stock splits and dividends	(38,156)
Canceled	(2,750)	$9.66	-	$9.66

Outstanding at December 31, 2002	1,740,961	$2.08	-	$16.90

     At December 31, 2002, 1,197,763 options are exercisable at a weighted average exercise price of $6.05. The remaining weighted-average contractual life of the 1,740,961 options outstanding at December 31, 2002 is 5.2 years. The estimated fair value of each option granted during 2002, 2001, and 2000 was $5.33 per share, $5.98 per share, and $5.26 per share, respectively.

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE

			Outstanding	Weighted-Average		Exercisable
Range of			as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices			12/31/02	Contractual Life	Exercise Price	12/31/02	Exercise Price

$1.69	-	$3.38	502,066	1.2	$2.68	502,066	$2.68
$3.38	-	$5.07	28,280	3.4	$3.89	28,280	$3.89
$5.07	-	$6.67	202,500	4.5	$6.01	202,500	$6.01
$6.76	-	$8.45	12,892	7.2	$8.25	5,156	$8.25
$8.45	-	$10.14	612,084	7.1	$9.43	339,876	$9.47
$10.14	-	$11.83	114,137	5.6	$10.71	88,076	$10.57
$11.83	-	$13.52	37,436	6.8	$12.25	31,185	$12.01
$13.52	-	$15.21	3,126	8.9	$14.77	624	$14.77
$15.21	-	$16.90	228,440	9.5	$16.02	—	$—

			1,740,961	5.2	$8.01	1,197,763	$6.05

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

     The following table presents the proforma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	2002	2001	2000

	(In thousands, except per share amounts)
Reduction in net income	$667	$697	$1,541
Reduction in basic earnings per common share	$0.02	$0.02	$0.06
Reduction in diluted earnings per common share	$0.01	$0.02	$0.05

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Dividend Yield	1.9%	2.3%	2.8%
Volatility	38.8%	35.1%	34.0%
Risk-free interest rate	2.8%	4.3%	5.1%
Expected life	7.1 years	6.8 years	7.5 years

15.     REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

     The actual capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:

	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$235,096	11.2%	$167,775	>or=8.0%		N/A
Bank	235,744	11.3%	167,639	>or=8.0%	$209,550	>or=10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$213,430	10.2%	$83,862	>or=4.0%		N/A
Bank	214,078	10.2%	83,788	>or=4.0%	$125,682	>or=6.0%
Tier I Capital (to Average-Assets)
Company	$213,430	7.6%	$112,926	>or=4.0%		N/A
Bank	214,078	7.6%	112,821	>or=4.0%	$141,026	>or=5.0%
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)
Company	$220,646	13.2%	$133,522	>or=8.0%		N/A
Bank	220,519	13.2%	133,748	>or=8.0%	$167,186	>or=10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$200,177	12.0%	$66,781	>or=4.0%		N/A
Bank	200,050	12.0%	66,906	>or=4.0%	$100,360	>or=6.0%
Tier I Capital (to Average-Assets)
Company	$200,177	8.6%	$92,782	>or=4.0%		N/A
Bank	200,050	8.6%	92,723	>or=4.0%	$115,904	>or=5.0%

     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2002, declare and pay additional dividends of approximately $80,539,000.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2002, this reserve requirement was approximately $769,000.

16.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS
(In thousands)

	2002	2001

Assets:
Investment in subsidiaries	$260,556	$220,501
Other assets, net	9,099	8,730

Total assets	$269,655	$229,231

Liabilities	$9,834	$8,483
Stockholders’ equity	259,821	220,748

Total liabilities and stockholders’ equity	$269,655	$229,231

STATEMENTS OF EARNINGS
(In thousands)

	2002	2001	2000

Equity in earnings of subsidiaries	$49,916	$40,455	$34,963
Other expense, net	(171)	(397)	(280)

Net earnings	$49,745	$40,058	$34,683

STATEMENTS OF CASH FLOWS
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,745	$40,058	$34,683

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Earnings of subsidiaries	(49,916)	(40,455)	(34,963)
Other operating activities, net	1,286	634	1,870

Total adjustments	(48,630)	(39,821)	(33,093)

Net cash provided by (used in) operating activities	1,115	237	1,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from Citizens Business Bank	21,700	16,100	6,550

Net cash provided by investing activities	21,700	16,100	6,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(20,800)	(15,585)	(12,390)
Proceeds from exercise of stock options	479	460	2,347
Repurchase of common stock	(2,100)

Net cash used in financing activities	(22,421)	(15,125)	(10,043)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	394	1,212	(1,903)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,906	3,694	5,597

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,300	$4,906	$3,694

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2002
Net interest income	$26,638	$27,447	$29,371	$30,428
Provision for credit losses	—	—	—	—
Net earnings	12,317	11,639	13,196	12,593
Basic earnings per common share	0.28	0.26	0.30	0.30
Diluted earning per common share	0.28	0.26	0.30	0.27
2001
Net interest income	$23,999	$25,652	$26,504	$26,916
Provision for credit losses	750	750	250	—
Net earnings	8,809	9,644	10,791	10,814
Basic earnings per common share	0.21	0.22	0.24	0.25
Diluted earning per common share	0.20	0.21	0.24	0.24

18.     FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2002 and 2001. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)		(In thousands)
Assets
Cash and cash equivalents	$164,972	$164,972	$102,651	$102,651
Investment securities available for sale	1,452,499	1,452,499	1,181,503	1,181,503
Loans and lease finance receivables, net	1,424,343	1,420,129	1,167,071	1,154,200
Accrued interest receivable	15,841	15,841	14,711	14,711
Liabilities
Deposits:
Noninterest-bearing	$958,671	$958,671	$766,329	$766,329
Interest-bearing	1,351,293	1,358,743	1,110,630	1,112,399
Demand note to U.S. Treasury	14,888	14,888	9,999	9,999
Short-term borrowings	196,000	196,000	50,000	50,000
Long-term borrowings	272,000	298,216	325,000	329,227
Accrued interest payable	6,497	6,497	7,402	7,402
Funds due on security purchase	25,970	25,970

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

     The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2002 and 2001 includes the carrying amount of nonaccrual loans at each respective date.

     The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2002 or 2001, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19.     ACQUISITION

     On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance Corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $6.2 million and an intangible asset classified as a core deposit intangible in the approximate amount of $4.3 million with a finite life of 6.6 years, and goodwill in the approximate amount of $1.5 million was recorded. As a result of the transaction the Bank acquired one new banking office in Burbank, California. The merger contributed to the growth of the Company’s deposits, loans, and assets during the period. The Bank dissolved the two subsidiaries whose operations were merged into the Bank immediately after the acquisition.

     On July 1, 2002, the Bank acquired 100% of Golden West Enterprises, Inc., a leasing company with net leases of approximately $20.4 million in a transaction accounted for using the purchase method of accounting. The all cash purchase price was $2.9 million, and the Bank recorded goodwill in the approximate amount of $2.6 million upon acquisition. The payments of this are as follows: $1.9 million at acquisition, $300,000 in July 2003, $300,000 in July 2004, and $400,000 in July 2005.

Golden West Enterprises, Inc. operates as a subsidiary of the Bank. Golden West Enterprises, Inc. specializes in leasing automobiles, equipment, and brokering of real estate loans. As a result of the acquisition, the Bank expects to increase its market share by expanding its leasing product line.

******

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
CVB Financial Corp.
Ontario, California

     We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of CVB Financial Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
January 31, 2003
 (March 14, 2003 as to Note 10)

INDEX TO EXHIBITS

Exhibit No.		Page

3.1	Articles of Incorporation of the Company, as amended.

3.2	Bylaws of Company, as amended. (1)	*

3.3	Reserved	*

4.1	Form of Registrant’s Common Stock certificate. (1)	*

4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (1)	*

4.3	Certificate of Determination of Participating Preferred Stock of Registrant (1)	*

4.4	Form of Rights Certificate (1)	*

4.5	Summary of Rights (1)	*

10.1	Reserved	*

10.2	Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991. (1)	*

10.3	Chino Valley Bank Profit Sharing Plan, as amended. (2)	*

10.4	Reserved	*

10.5	Reserved	*

10.6	Reserved	*

10.7	Reserved	*

10.8	Reserved	*

10.9	Reserved	*

10.10	Reserved	*

10.11	Reserved	*

10.12	Reserved	*

10.13	Form of Indemnification Agreement. (3)	*

10.14	Reserved	*

Exhibit No.

10.15	Reserved	*

10.16	Reserved	*

10.17	1991 Stock Option Plan, as amended. (4)	*

10.18	2000 Stock Option Plan. (5)	*

10.19	Form of Option Agreement under 2000 Stock Option (5)	*

10.20	Reserved	*

10.21	Reserved	*

10.22	Reserved	*

10.23	Reserved	*

10.24	Reserved	*

10.25	Reserved	*

10.26	Reserved	*

10.27	Reserved	*

10.28	Reserved	*

10.29	Severance Compensation Agreement dated September 19, 2001 with Edwin J. Pomplun.

10.30	Severance Compensation Agreement dated September 19, 2001 with Frank Basirico.

10.31	Severance Compensation Agreement dated September 19, 2001 with Jay Coleman.

10.32	Reserved	*

10.33	Reserved	*

10.34	Reserved	*

10.35	Severance Compensation Agreement dated September 19, 2001 with Edward Biebrich.

10.36	Reserved	*

10.37	CVB Financial Corp. 1999 Orange National Bancorp 1993 Continuation Stock Option Plan (6)	*

10.38	CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan (6)	*

12	Statement regarding computation of ratios (included in Form 10-K)	*

21	Subsidiaries of Company.

23	Consent of Independent Certified Public Accountants.

Exhibit No.

99.1	Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Edward j. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not applicable.

(1)	Filed as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4, 4.5 and 10.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 1658197, which are incorporated herein by this reference.

(2)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(3)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(4)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(5)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(6)	Filed as Exhibit 99.1 and 99.2 to Registrant’s Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.