Form 10-Q
period 2003-03-31
CVB FINANCIAL CORP
filed 2003-05-15
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No

Number of shares of common stock of the registrant: 43,714,828 outstanding as of May 14, 2003.

This Form 10-Q contains 42 pages.

     PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS

                                        CVB FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)
                                          Dollar amount in thousands
                                                                               March 31,            December 31,
                                                                                 2003                   2002
                                                                           ----------------    --------------------

     ASSETS
     Federal funds sold                                                    $                   $         40,000
     Investment securities available-for-sale                                    1,728,547            1,430,599
     Investment in stock of Federal Home Loans Bank (FHLB)                          34,900               21,900
     Loans and lease finance receivables                                         1,457,685            1,446,009
     Allowance for credit losses                                                   (21,616)             (21,666)
                                                                             --------------      ---------------
          Total earning assets                                                   3,199,516            2,916,842
     Cash and due from banks                                                       109,164              124,973
     Premises and equipment, net                                                    30,527               29,413
     Goodwill and other intangibles:
          Amortizable                                                                4,900                5,012
          Non-amortizable                                                           10,708               10,708
     Cash value life insurance                                                      12,905               12,845
     Accrued interest receivable                                                    18,575               15,841
     Other assets                                                                    8,449                7,734
                                                                             --------------      ---------------
           TOTAL ASSETS                                                    $     3,394,744     $      3,123,368
                                                                             ==============      ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
        Deposits:
          Noninterest-bearing                                              $       893,067     $        958,671
          Interest-bearing                                                       1,427,428            1,351,293
                                                                             --------------      ---------------
             Total deposits                                                      2,320,495            2,309,964
        Demand Note to U.S. Treasury                                                                     14,888
        Short-term borrowings                                                      291,000              196,000
        Long-term borrowings                                                       432,000              272,000
        Deferred tax liabilities                                                     3,716                5,289
        Accrued interest payable                                                     5,340                6,497
        Deferred compensation                                                        6,977                6,988
        Funds due security purchase                                                 40,960               25,970
        Other liabilities                                                           28,090               25,951
                                                                             --------------      ---------------
           TOTAL LIABILITIES                                                     3,128,578            2,863,547
                                                                             --------------      ---------------

     COMMITMENTS AND CONTINGENCIES

     Stockholders' Equity:
        Preferred stock (authorized, 20,000,000 shares
           without par; none issued or outstanding)
                                                                                         -                    -
        Common stock (authorized, 78,125,000 shares
           without par; issued and outstanding
           43,698,534 (2003) and 43,533,129 (2002))                                145,602              144,487
        Retained earnings                                                           97,079               89,678
        Accumulated other comprehensive income, net of tax                          23,485               25,656
                                                                             --------------      ---------------
           Total stockholders' equity                                              266,166              259,821
                                                                             --------------      ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     3,394,744     $      3,123,368
                                                                             ==============      ===============

     See accompanying notes to the consolidated financial statements.

                                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                (unaudited)
                               Dollar amounts in thousands, except per share

                                                                             For the Three Months
                                                                                Ended March 31,

                                                                              2003            2002
                                                                         -------------   --------------
      Interest income:
       Loans, including fees                                             $     23,819    $      21,125
       Investment securities:
          Taxable                                                              12,384           11,137
          Tax-preferred                                                         4,130            4,105
                                                                           -----------     ------------
                 Total investment income                                       16,514           15,242
       Federal funds sold                                                          12              266
                                                                           -----------     ------------
                 Total interest income                                         40,345           36,633
     Interest expense:
       Deposits                                                                 4,516            5,292
       Borrowings                                                               4,590            4,703
                                                                           -----------     ------------
                 Total interest expense                                         9,106            9,995
                                                                           -----------     ------------
         Net interest income before provision for credit losses                31,239           26,638
     Provision for credit losses                                                    0                0
                                                                           -----------     ------------
            Net interest income after
            provision for credit losses                                        31,239           26,638
     Other operating income:
        Service charges on deposit accounts                                     3,696            3,299
        Wealth Management services                                              1,047            1,012
        Investment services                                                       406              375
        Bankcard services                                                         335              279
        Other                                                                     611              448
        Gain on sale of investment securities, net                                794            3,071
                                                                           -----------     ------------
                 Total other operating income                                   6,889            8,484
     Other operating expenses:
        Salaries and employee benefits                                          9,988            8,513
        Occupancy                                                               1,551            1,535
        Equipment                                                               1,492            1,453
        Promotion                                                               1,130              954
        Stationary and supplies                                                 1,099              945
        Professional services                                                     682              882
        Data processing                                                           303              316
        Amortization of intangible assets                                         111               70
        Other                                                                   1,383              829
                                                                           -----------     ------------
                 Total other operating expenses                                17,739           15,497
                                                                           -----------     ------------
     Earnings before income taxes                                              20,389           19,625
     Income taxes                                                               7,685            7,308
                                                                         -------------   --------------
         Net earnings                                                    $     12,704    $      12,317
                                                                         =============   ==============
     Basic earnings per common share                                     $       0.29    $        0.28
                                                                         =============   ==============
     Diluted earnings per common share                                   $       0.29    $        0.28
                                                                         =============   ==============

     Cash dividends per common share                                     $       0.12    $        0.14
                                                                         =============   ==============

     See accompanying notes to the consolidated financial statements.

                                              CVB FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)
                                                (Dollars and shares in thousands)
                                                                                               Accumulated
                                                                                                  Other
                                                     Common                                    Comprehensive
                                                     Shares         Common       Retained         Income          Comprehensive
                                                   Outstanding       Stock       Earnings       Net of Tax            Income
                                                  ---------------------------  -----------  -----------------    -----------------
    Balance January 1, 2002                             34,782   $   146,108   $   60,671   $         13,969
    Issuance of common stock                               148           479
    5-for-4 stock split                                  8,728
    Repurchase of common stock                            (125)       (2,100)
    Tax benefit from exercise of stock options                                         62
    Cash dividends                                                                (20,800)
    Comprehensive income:
      Net earnings                                                                 49,745                      $           49,745
      Other comprehensive income:
          Unrealized gains on securities
              available-for-sale, net                                                                 11,687               11,687
                                                                                                                 -----------------
               Comprehensive income                                                                            $           61,432
                                                  -------------    ----------    ---------    ---------------    =================
    Balance December 31, 2002                           43,533       144,487       89,678             25,656
    Issuance of common stock                               166           284
    Tax benefit from exercise of stock options                           831
    Cash dividends                                                                 (5,303)
    Comprehensive income:
      Net earnings                                                                 12,704                      $           12,704
      Other comprehensive income:
          Unrealized loss on securities
              available-for-sale, net                                                                 (2,171)              (2,171)
                                                                                                               -------------------
               Comprehensive income                                                                            $           10,533
                                                  -------------  ------------  -----------  -----------------  ===================
     Balance March 31, 2003                             43,699   $   145,602   $   97,079   $         23,485
                                                  =============  ============  ===========  =================

    See accompanying notes to the consolidated financial statements.

The Company reported unrealized loss on securities available-for-sale, net of $3.8 million for the three month ended
March 31, 2002.  Other comprehensive income for the three months ended March 31, 2002 was $8.5 million.

                                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          2003            2002
                                                               ------------------- -----------------
                                                                     (Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest received                                            $     39,008  $         27,565
        Service charges and other fees received                             6,099             5,413
        Interest paid                                                     (10,725)          (12,508)
        Cash paid to suppliers and employees                              (18,848)          (14,638)
        Income taxes paid                                                                    (1,234)
                                                                       -----------   ----------------
          Net cash provided by operating activities                        15,534             4,598
                                                                       -----------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities available-for-sale               34,762             7,428
        Proceeds from sales of MBS                                                          145,072
        Proceeds from repayment of MBS                                    137,558            39,298
        Proceeds from repayment of investment securities                    1,885
        Proceeds from maturity of investment securities                     4,725
        Purchases of securities available-for-sale                        (77,355)          (59,688)
        Purchases of MBS                                                 (390,637)         (186,477)
        Purchases of FHLB stock                                           (13,000)             (312)
        Net (increase)decrease in loans                                   (11,495)           34,541
        Loan origination fees received                                     (1,484)           (1,343)
        Proceeds from sales of premises and equipment                          75                 0
        Purchase of premises and equipment                                 (2,462)           (1,152)
        Other investing activities                                                             (298)
                                                                       -----------   ---------------
          Net cash used in investing activities                          (317,428)          (22,931)
                                                                       -----------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in transaction deposits                               12,637            34,679
        Net decrease in time deposits                                      (1,645)          (20,273)
        Net increase (decrease) in borrowings                             240,112            (2,711)
        Cash dividends on common stock                                     (5,303)           (5,809)
        Proceeds from exercise of stock options                               284               236
                                                                       -----------   ---------------
          Net cash provided by financing activities                       246,085             6,122
                                                                       -----------   ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (55,809)          (12,211)
CASH AND CASH EQUIVALENTS, beginning of period                            164,973           102,651
                                                                       -----------   ---------------
CASH AND CASH EQUIVALENTS, end of period                             $    109,164  $         90,440
                                                                       ===========   ===============

See accompanying notes to the consolidated financial statements.

                                          CVB FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                      (unaudited)
                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                     2003                  2002
                                                                            ---------------------------------------------
                                                                                   (Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
        Net earnings                                                         $       12,704      $        12,317
        Adjustments to reconcile net earnings to net cash
           provided by operating activities:
        Gain on sale of investment securities                                          (794)              (3,170)
        Loss on sale of investment securities                                                                 99
        Loss on sale of premises and equipment                                            4                    8
        Increase in cash value of life insurance                                        (60)                 (36)
        Net amortization of premiums (discount) on investment securities              3,146               (6,578)
        Depreciation and amortization                                                 1,380                1,372
        Change in accrued interest receivable                                        (3,039)              (1,401)
        Change in accrued interest payable                                           (1,157)              (2,513)
        Change in other assets and liabilities                                        3,350                4,500
                                                                            ----------------     ----------------
          Total adjustments                                                           2,830               (7,719)
                                                                            ----------------     ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            $       15,534      $         4,598
                                                                            ================     ================

        Securities purchased and not settled                                $        40,960      $        55,027

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the "Company") and its wholly owned subsidiaries, Citizens Business Bank (the "Bank") and the Bank's wholly owned subsidiary, Golden West Enterprises, Inc., Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp after elimination of all intercompany transactions and balances.

     Nature of Operations - The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which provides automobile and equipment leasing and brokers mortgage loans. It is located in Costa Mesa, California. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank's customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, Los Angeles and Kern County areas of Southern California. The Bank operates 33 Business Financial Centers (branches) with its headquarters located in the city of Ontario.

     Investment Securities - The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders' equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at cost.

     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2003, the Company had entered into commitments with certain customers amounting to $505.3 million compared to $450.3 million at December 31, 2002. Letters of credit at March 31, 2003, and December 31, 2002, were $25.0 million and $23.8 million, respectively.

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

     At March 31, 2003, impaired loans totaled $1.4 million. These loans were supported by collateral with a fair market value, net of prior liens, of $1.4 million.

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

     Business Combinations and Intangible Assets - The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.

     Additionally, as required by SFAS No. 142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairment of goodwill. At March 31, 2003 goodwill was $10.7 million (net of amortization of $5.3 million recorded prior to the adoption of SFAS No. 142). As of March 31, 2003, intangible assets that continue to be subject to amortization include core deposits of $4.9 million (net of $3.2 million of accumulated amortization). Amortization expense for such intangible assets was $111,000 for the three months ended March 31, 2003. Estimated amortization expense for the remainder of 2003 is expected to be $610,000. Estimated amortization expense for the succeeding five fiscal years is $814,000 for year one, $790,000 for the second year, and $782,000 for the remaining years. The weighted average remaining life of intangible assets is approximately 5.5 years.

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at March 31, 2003 was 43,698,534. All 2003 earnings per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2002, which became effective January 3, 2003. The table below presents the reconciliation of earnings per share for the periods indicated.

                                                             Earnings Per Share Reconciliation
                                                (Dollars and shares in thousands, except per share amounts)
                                                                   For the Three Months
                                                                      Ended March 31,
                                                     2003                                            2002
                                ---------------------------------------------  ---------------------------------------------
                                                   Weighted                                        Weighted
                                     Income     Average Shares    Per Share         Income      Average Shares   Per Share
                                  (Numerator)    (Denominator)     Amount         (Numerator)   (Denominator)     Amount
                                ---------------------------------------------  ---------------------------------------------
BASIC EPS
  Income available to
    common stockholders         $       12,704            43,630       $0.29   $        12,317           43,560       $0.28
EFFECT OF DILUTIVE
  SECURITIES
  Incremental shares
    from assumed exercise
    of outstanding options                                   658       (0.00)                               919        0.00
                                ---------------------------------------------    -------------------------------------------
DILUTED EPS
  Income available to
    common stockholders         $       12,704            44,288       $0.29   $        12,317           44,479       $0.28
                                =============================================  =============================================

     Stock-Based Compensation - At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 in the Company's Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                                          For the Three Months
                                                                            Ended March 31,

                                                                         2003               2002
                                                                    --------------    ---------------
                                                                          (Dollars in thousands)
Net income, as reported                                             $      12,704     $       12,317
Deduct: Total stock-based employee compensation                               192                108
  expense determined under fair value based method for all
  awards, net of related tax effects
                                                                      ------------      -------------
Pro forma net income                                                $      12,512     $       12,209
                                                                      ============      =============

Earnings per share:
Basic - as reported                                                 $        0.29     $         0.28
Basic - pro forma                                                   $        0.29     $         0.28

Diluted - as reported                                               $        0.29     $         0.28
Diluted - pro forma                                                 $        0.28     $         0.27

     The Black-Scholes option pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options. The fair value of each stock option granted in 2003 was estimated on the date of the grant using the following weighted-average assumptions for 2003: (1) expected dividend yield of 2.78%; (2) risk-free interest rate of 2.8%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.1 years. There were no options granted during the first three months in 2002.

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

     Recent Accounting Pronouncements - In June 2002, Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of the statement on January 1, 2003 did not have a material effect on the Company's financial statements.

     In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company adopted the provisions of SFAS No. 147 for acquisitions of certain financial institutions that are initiated after October 1, 2002. Adoption of the statement on October 1, 2002 did not have a material effect on the Company's financial statements.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123," amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     In November 2002, FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of such interpretation did not have a material impact on the company's financial statements.

     In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

     Reclassification - Certain amounts in the prior periods' financial statements and related footnote disclosures have been reclassified to conform to the current presentation.

     Shareholder Rights Plan - In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00 (subject to adjustment) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 10 to Consolidated Financial Statements. "Commitments and Contingencies" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company's internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.

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

     On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank has agreed pay $2 million dollars to the plaintiffs and the plaintiffs have agreed to dismiss this case in its entirety with prejudice. The settlement is contingent upon the approval of the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank was required to accrue for under accounting principles generally accepted in the United States of America.

     Subsequent Event - On May 12, 2003, the Company signed an agreement to acquire 100% of the stock of Kaweah National Bank, with deposits of approximately $80.0 million and net loans of approximately $70.7 million. The purchase price was $15.5 million and will be paid in stock and cash. Kaweah National Bank is located in Visalia, California.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company and "Bank" refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Security Exchange Commissioner, and in particular "Item 1. Business - Factors That May Affect Results" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involve a high degree of judgment. The Company's allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management's judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for credit losses, see the "Risk Management" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Investment Portfolio: The investment portfolio is an integral part of the Company's financial performance. The Company invests primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of the Company's financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turn over of the mortgages (i.e., how often the underlying properties are sold and mortgages paid-off). The Company uses estimates for the average lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

     Income Taxes: The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company's balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

     Goodwill and Intangible Assets: The Company has acquired entire banks and branches of banks. These acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. The Company records the assets acquired and liabilities assumed at their fair value. These fair values are arrived at by use of internal and external valuation techniques. The excess purchase price is allocated to the assets and liabilities, resulting in identifiable intangibles. Any excess purchase price after this allocation results in goodwill. Both goodwill and intangible assets are te0sted on an annual basis for impairment.

Acquisitions

      On June 28, 2002, the Bank acquired 100% of Western Security Bank, National Association and its subsidiaries, Western Security Acceptance corporation and Western Security Finance Corporation, with deposits of approximately $138.6 million and net loans of approximately $95.4 million in the transaction accounted for using the purchase method of accounting.

      On July 1, 2003, the Bank acquired 100% of Golden West Enterprises, Inc. a leasing company with net leases of approximately $20.4 million in a transaction accounted for using the purchase method of accounting.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

      The Company reported net earnings of $12.7 million for the three months ended March 31, 2003. This represented an increase of $387,000 or 3.14%, over net earnings of $12.3 million, for the three months ended March 31, 2002. Basic earnings per share for the three-month period increased to $.29 per share for 2003, compared to $0.28 per share for 2002. Diluted earnings per share increased to $.29 per share for the first three months of 2003, compared to $0.28 per share for the same three-month period last year. The annualized return on average assets was 1.67% for the first three months of 2003 compared to a return on average assets of 1.99% for the three months ended March 31, 2002. The annualized return on average equity was 19.25% for the three months ended March 31, 2003, compared to a return of 21.84% for the three months ended March 31, 2002.

     Pre-tax operating earnings, which exclude the impact of gains or losses on sale of investment securities and OREO, and the provisions for credit and OREO losses, totaled $19.6 million for the three months ended March 31, 2003. This represented an increase of $3.0 million, or 18.37%, compared to operating earnings of $16.6 million for the first three months of 2002.

     The following table reconciles the differences in net earnings with and without the gains on sales of investment securities (there is no provision for credit and OREO losses recorded in the first three months of 2003 & 2002) in conformity with accounting principles generally accepted in the United States of America:

                                                   Net Earnings Reconciliation
                                                      (Dollars in thousands)
                                                       For the Three Months
                                                         Ended March 31,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                      Without gains     Gains on     Reported earnings  Without gains      Gains on     Reported
                                                        security                                           security      earnings
                                     ----------------------------------------------------------------------------------------------

Earnings before income taxes       $               $               $                 $               $                $
                                          19,595             794          20,389            16,554           3,071          19,625
Income taxes
                                           7,351             334           7,685             6,017           1,291           7,308
                                  ---------------  --------------  --------------    --------------  --------------  --------------
Net earnings                       $               $               $                 $               $                $
                                          12,244             460          12,704            10,537           1,780          12,317
                                  ===============  ==============  ==============    ==============  ==============  ==============

     The Company has presented earnings without the gains of investment securities to show the shareholders the earnings from operations unaffected by the impact of the investment securities gains. This illustrates the profitability of the Company from operations. The gains on sale of investment were taken, in both years, to reposition some of the securities in the Bank's portfolios, which would not perform well under the current yield environment.

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

     The Company's net interest income (before provision for credit losses) totaled $31.2 million for the three months ended March 31, 2003. This represented an increase of $4.6 million, or 17.27%, over net interest income of $26.6 million for the same period in 2002. The increase in net interest income of $4.6 million resulted from an increase of $3.7 million in interest income and a reduction of $889,000 in interest expense. The increase in interest income of $3.7 million resulted from the $544.7 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.88% for the first three months of 2003 from 6.59% for the same period in 2002. The reduction of $889,000 in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.98% for the first three months of 2003 from 2.68% for the same period in 2002, which was offset by $350.3 million increase in average interest-bearing liabilities.

     Interest income totaled $40.3 million for the first three months of 2003. This represented an increase of $3.7 million, or 10.13%, compared to total interest of $36.6 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets, which was offset by a decline in the average yield on earning assets.

     Interest expense totaled $9.1 million for the first three months of 2003. This represented a decrease of $889,000, or 8.89%, over total interest expense of $10.0 million for the same period last year. The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities, which was offset by an increase in the average interest-bearing liabilities.

     Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and rates for the three-month periods ended March 31, 2003, and 2002. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 42% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest
Differentials

                                                     2003                                    2002
                                      --------------------------------------------------------------------------------
                                                                   (Amounts in thousands)
                                           Average                               Average
ASSETS                                     Balance    Interest      Rate         Balance   Interest              Rate
                                      -------------  ----------  --------   -------------  --------  -----------------
Investment Securities
  Taxable (1)                         $  1,117,033 $    12,384     4.50%    $    821,869 $  11,137              5.50%
  Tax preferenced  (2)                     352,133       4,130     6.75%         321,555     4,105              7.35%
Federal Funds Sold                             889          12     5.63%          54,956       266              1.96%
Loans (3) (4)                            1,434,083      23,819     6.74%       1,160,999    21,125              7.38%
                                      -------------  ----------  --------   -------------  --------  -----------------
Total Earning Assets                     2,904,138      40,345     5.88%       2,359,379    36,633              6.59%
Total Non Earning Assets                   172,837                               145,070
                                      -------------                         -------------
Total Assets                          $  3,076,975                          $  2,504,449
                                      =============                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                       $    893,495                          $    731,146
Savings Deposits (5)                       828,155 $     2,589     1.27%         713,511 $   2,270              1.29%
Time Deposits                              566,228       1,927     1.38%         425,184     3,022              2.88%
                                      -------------  ----------  --------   -------------  --------  -----------------
Total Deposits                           2,287,878       4,516     0.80%       1,869,841     5,292              1.15%
                                      -------------  ----------  --------   -------------  --------  -----------------
Other Borrowings                           470,519       4,590     3.96%         375,877     4,703              5.07%
                                      -------------  ----------  --------   -------------  --------  -----------------
Interest Bearing Liabilities             1,864,902       9,106     1.98%       1,514,572     9,995              2.68%
                                      -------------                         -------------
Total deposits and borrowings            2,758,397                             2,245,718
Other Liabilities                           51,030                                30,015
Stockholders' Equity                       267,548                               228,716
Total Liabilities and
                                      -------------                         -------------
  Stockholders' Equity                $  3,076,975                          $  2,504,449
                                      =============                         =============

Net interest income                                $    31,239                           $  26,638
                                                   ============                          ==========

Net interest spread                                                3.90%                                        3.91%
Net interest margin                                                4.36%                                        4.58%
Net interest margin - tax equivalent                               4.60%                                        4.88%
Net interest margin excluding loan fees                            4.16%                                        4.40%
Net interest margin excluding loan fees - tax                      4.40%                                        4.70%
equivalent

---------------------------------------------------------------
(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2003 was 4.76% and 2002 was 5.18%
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2003, $1,470; 2002, $1,030
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2003, $1,109; 2002, $1,340
(5) Includes interest bearing demand and money market accounts

     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company's taxable equivalent (TE) net interest margin was 4.60% for the first three months of 2003, compared to 4.88% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 6.59% in the first three months of 2002 to 5.88% (TE) in the same period of 2003, a decrease of 71 basis points
  Interest expense as a percent of average earning assets decreased from 1.72% in the first three months of 2002 to 1.27% in the same period of 2003, a decrease of 45 basis points
  Decrease in average demand deposits (interest free deposits) as a percent of average earning assets from 30.99% in the first three months of 2002 to 30.77% for the same period in 2003
  Increase in average interest-bearing liabilities as a percent of average earning assets from 64.19% (TE) in the first three months of 2002 to 64.22% (TE) for the same period in 2003
  Increase in average borrowings as a percent of average earning assets from 15.93% in the first three months of 2002 to 16.20% in the same period of 2003
  Decrease in average fed funds as a percent of average earning assets from 2.33% in the first three months of 2002 to 0.03% in the same period of 2003

     It is difficult to attribute the above changes to any one factor. However, the interest rate environment is a significant factor. In addition, the banking and financial services businesses in the Company's market areas are highly competitive. This competition has an influence on the strategies the Company employs.

     Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.4 billion in the first three months of 2002 to $2.9 billion in the same period in 2003. This represents a 23.09% increase for the first three months of 2003 over the same period last year.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company's ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company's net interest spread (TE) was 3.90% for the first three months of 2003 and 3.91% for the same period last year. The decrease in the net interest spread for the three months ended March 31, 2003 resulted from a 71 basis point decrease in the yield on earning assets offset by a 70 basis point decrease in the cost of interest-bearing liabilities, thus generating a 1 basis point decrease in the net interest spread over the same period last year.

     The yield (TE) on earning assets decreased to 5.88% for the first three months of 2003, from 6.59% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 49.38% in the first three months of 2003 from 49.21% for the same period in 2002. Average investments as a percent of earning assets increased to 50.59% in the first three months of 2003 from 48.46% for the same period in 2002. Average federal funds sold as a percent of earning assets decreased to 0.03% in the first three months of 2003 from 2.33% for the same period in 2002. Investments and federal funds sold typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase its earning assets and as alternative increased investments. The yield on loans for the first three months of 2003 decreased to 6.74% as compared to 7.38% for the same period in 2002 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2003 decreased to 5.04% compared to 6.02% for the same period in 2002 as a result of the decreasing interest rate environment. The decrease in the yield on earning assets for the first three months of 2003 was the result of lower yields on both loans and investments.

     The cost of average interest-bearing liabilities decreased to 1.98% for the first three months of 2003 as compared to 2.68% for the same period in 2002, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 25.23% during the first three months of 2003 as compared to 24.82% for the same period in 2002. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2003 decreased to 0.80% as compared to 1.15% for the same period in 2002, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first three months of 2003 decreased to 3.96% as compared to 5.07% for the same period in 2002, also reflecting the decreasing interest rate environment.

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
                                                                   ended March 30, 2003 and 2002
                                                         Increase (decrease) in interest income or expense
                                                                         due to changes in:

                                                                                         Rate/
                                                     Volume             Rate             Volume            Total
                                                 ----------------  ---------------   ---------------  ----------------
Interest Income:
  Taxable investment securities                $           4,000 $         (2,026)  $          (727) $          1,247
  Tax-advantaged securities                                  554             (484)              (45)               25
  Fed funds sold & interest-bearing
   deposits with other institutions                         (262)             497              (489)             (254)
  Loans                                                    4,969           (1,842)             (433)            2,694
                                                 ----------------  ---------------   ---------------  ----------------
Total interest on earning assets                           9,261           (3,855)           (1,694)            3,712
                                                 ----------------  ---------------   ---------------  ----------------

Interest Expense:
  Savings deposits                                           365              (39)               (6)              320
  Time deposits                                            1,002           (1,575)             (523)           (1,096)
  Other borrowings                                         1,184           (1,036)             (261)             (113)
                                                 ----------------  ---------------   ---------------  ----------------
Total interest on interest-bearing liabilities             2,551           (2,650)             (790)             (889)
                                                 ----------------  ---------------   ---------------  ----------------

Net Interest Income                            $           6,710 $         (1,205)  $          (904) $          4,601
                                                 ================  ===============   ===============  ================
Interest and Fees on Loans

     The Company's major source of revenue, interest and fees on loans, totaled $23.8 million for the first three months of 2003. This represented an increase of $2.7 million, or 12.76%, over interest and fees on loans of $21.1 million for the same period in 2002. The increase in interest and fees on loans for the first three months of 2003 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 6.74% for the first three months of 2003, compared to 7.38% for the same period in 2002. Deferred loan origination fees, net of costs, totaled $4.1 million at March 31, 2003. This represented an increase of $464,000, or 12.56%, from deferred loan origination fees, net of costs, of $3.7 million at March 31, 2002.

     In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2003 and 2002.

      Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $1.5 million for the first three months of 2003, as compared to $1.0 million for the same period in 2002, an increase of $440,000, or 42.70%.

Interest on Investments

     The second most important component of interest income is interest on investments, which totaled $16.5 million for the first three months of 2003. This represented an increase of $1.3 million, or 8.35%, over interest on investments of $15.2 million for the same period in 2002. The increase in interest on investments for the first three months of 2003 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 5.04% for the first three months of 2003, compared to 6.02% for the same period in 2002 as a result of the decreasing interest rate environment, offset by the increase in the average investment portfolio.

Provision for Credit Losses

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during the first three months of 2003 or 2002 and the Company believes the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See "Risk Management - Credit Risk" herein.

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

     Other operating income, including gain on the sale of investment securities, totaled $6.9 million for the first three months of 2003. This represents a decrease of $1.6 million, or 18.80%, from other operating income, including gain on the sale of investment securities, of $8.5 million for the same period in 2002. Other operating income, without gains on the sale of investment securities, increased $682,000 or 12.60%, as compared to the same period of 2002. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 18.07% for the first three months of 2003, as compared to 24.16% for the same period in 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 16.33% for the first three months of 2003, as compared to 16.89% for the same period in 2002.

     The following table reconciles the differences in other operating income and the percentage of net revenues with and without the gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                                               Other Operating Income Reconciliation
                                                                       (Dollars in thousands)
                                                                        For the Three Months
                                                                          Ended March 31,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                      Without gains     Gains on     Reported earnings  Without gains      Gains on     Reported
                                                        security                                           security      earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Income             $               $               $                 $               $                $
                                           6,095             794           6,889             5,413           3,071           8,484
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          37,334             794          38,128            32,051           3,071          35,122
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Percent of Other Operating
   Income to Net Revenues                 16.33%         100.00%          18.07%            16.89%         100.00%          24.16%

     The Company has presented other operating income without the gains of investment securities to show the shareholders the earnings from operations unaffected by the impact of the investment securities gains. This illustrates the profitability of the Company from operations. The gains on sale of investment were taken, in both years, to reposition some of the securities in the Bank's portfolios, which would not perform well under the current yield environment.

     Service charges on deposit accounts totaled $3.7 million in the first three months of 2003. This represented an increase of $397,000, or 12.03% over service charges on deposit accounts of $3.3 million for the same period in 2002. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first three months of 2003 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 53.64% of other operating income in the first three months of 2003, as compared to 38.88% in the same period in 2002.

     The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Asset values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in 2003 the Wealth Management Division generated fees of $1.0 million in the first three months of 2003. Fees generated by the Wealth Management Division in the first three months of 2003 increased $35,000, or 3.45% over fees generated by the Wealth Management Division of $1.0 million in the same period in 2002. Fees generated by the Wealth Management Division represented 15.19% of other operating income in the first three months of 2003, as compared to 11.92% for the same period in 2002.

     Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $406,000 in the first three months of 2003. This represented an increase of $31,000, or 8.27%, over fees generated of $375,000 for the same period in 2002. Fees generated by Investment Services represented 5.89% of other operating income in the first three months of 2003, as compared to 4.42% for the same period in 2002.

     Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $335,000 in the first three months of 2003. This represented an increase of $56,000, or 20.10%, over fees generated of $279,000 for the same period in 2002. Fees generated by Bankcard represented 4.86% of other operating income in the first three months of 2003, as compared to 3.29% for the same period in 2002. The increase in bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc, was $611,000 in the first three months of 2003. This represented an increase of $163,000, or 36.23%, over other fees and income generated of $448,000 for the same period in 2002. Total revenue from Community Trust Deed Services was approximately $18,000 in the first three months of 2003 and $32,000 for the same period in 2002. CVB Ventures, Inc., a subsidiary of the Company, had revenues of $41,000 in the first three months of 2003 and $13,000 for the same period in 2002. Other fees and income represented 8.89% of other operating income in the first three months of 2003, as compared to 5.30% for the same period in 2002.

     The sale of securities generated income totaling $794,000 in the first three months of 2003, and $3.1 million for the same period in 2002. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the first quarter of 2003, the Company continued to execute a strategy to reposition some of the securities in the Bank's portfolio, which would not perform well under the current yield environment.

Other Operating Expenses

     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses. Other operating expenses totaled $17.7 million for the first three months of 2003. This represents an increase of $2.2 million, or 14.48%, from other operating expenses of $15.5 million for the same period in 2002.

      For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management's ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.34% for the first three months of 2003, compared to a ratio of 2.51% for the same period in 2002. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

     Management's ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2003, the efficiency ratio was 46.52%, compared to a ratio of 44.12% for the same period in 2002. The increase is primary due to gain on the sale of securities. Without the gain on the sale of securities, the efficiency ratio would have been decreased by 84 basis points. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency.

     The following table reconciles the differences in operating efficiency ratio with and without the gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                                               Operating Efficiency Ratio Reconciliation
                                                                        (Dollars in thousands)
                                                                         For the Three Months
                                                                            Ended March 31,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                      Without gains     Gains on     Reported earnings  Without gains      Gains on     Reported
                                                        security                                           security      earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Expense            $               $               $                 $               $                $
                                          17,739               -          17,739            15,497               -          15,497
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          37,334             794          38,128            32,051           3,071          35,122
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Operating Efficiency Ratio                47.51%                          46.52%            48.35%                          44.12%

     The Company has presented operating efficiency ratio without the gains of investment securities to show the shareholders the earnings from operations unaffected by the impact of the investment securities gains. This illustrates the profitability of the Company from operations. The gains on sale of investment were taken, in both years, to reposition some of the securities in the Bank's portfolios, which would not perform well under the current yield environment.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $10.0 million for the first three months of 2003. This represented an increase of $1.5 million, or 17.34%, over salaries and related expenses of $8.5 million for the same period in 2002. The increases for 2003 primarily resulted from increased staffing levels and annual salary adjustments. At March 31, 2003, the Company employed 599 full time equivalent employees, compared to 580 full time equivalent employees at March 31, 2002. Salaries and related expenses as a percent of average assets decreased to 1.32% for the first three months of 2003, compared to 1.38% for the same period in 2002.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $1.6 million for the first three months of 2003. This represented an increase of $16,000, or 1.02%, over occupancy expense of $1.5 million for the same period in 2002. The increase in occupancy expense primarily is due to the acquisitions in 2002, the opening of the Bank's business financial center in Fresno and the on-going remodeling and upkeep of the Company's facilities. Equipment expense totaled $1.5 million for the first three months of 2003. This represented an increase of $39,000, or 2.67%, over the $1.5 million expense for the same period in 2002. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

     Stationary and supplies expense totaled $1.1 million for the first three months of 2003. This represented an increase of $154,000, or 16.27%, over the expense of $945,000 for the same period in 2002.

     Professional services totaled $682,000 for the first three months of 2003. This represented a decrease of $200,000 or 22.70%, over an expense of $882,000 for the same period in 2002.

     Promotion expense totaled $1.1 million for the first three months of 2003. This represented an increase of $176,000, or 18.46%, from an expense of $954,000 for the same period in 2002. The increase in promotional expenses was primarily associated with the opening of the Bank's business financial center in Bakersfield and our entrance into California's central valley. As mentioned above, the Bank intends to open a new office in Fresno in June 2003.

      Data processing expense totaled $303,000 for the first three months of 2003. This represented a decrease of $13,000, or 4.16%, from an expense of $316,000 for the same period in 2002.

     The amortization expense of intangibles totaled $111,000 for the first three months of 2003 and $70,000 for the same period in 2002. The increase in 2003 is a result of the amortizable intangible assets due to the acquisition of Western Security Bank in July 2002.

     Other operating expense totaled $1.4 million for the first three months of 2003. This represented an increase of $555,000, or 67.04%, from an expense of $829,000 for the same period in 2002. The increase in 2003 was primarily due to the expansion of the Company's operations and the acquisition of Western Security Bank and Golden West Financial in July of 2002.

Income Taxes

     The Company's effective tax rate for the first three months of 2003 was 37.69%. This compares to effective tax rates of 37.24% for the same period in 2002. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $3.40 billion at March 31, 2003. This represented an increase of $271.4 million, or 8.69%, over total assets of $3.12 billion at December 31, 2002. Earning assets totaled $3.20 billion at March 31, 2003. This represented an increase of $282.7 million, or 9.69%, over earning assets of $2.92 billion at December 31, 2002. Total liabilities were $3.13 billion at March 31, 2003. This represented an increase of $265.0 million, or 9.26%, over total liabilities of $2.86 billion at December 31, 2002. Total equity was $266.2 million at March 31, 2003. This represented an increase of $6.3 million, or 2.44%, over total equity of $259.8 million at December 31, 2002.

Investment Securities

     The Company reported total investment securities of $1.76 billion at March 31, 2003. This represented an increase of $310.9 million, or 21.41%, over total investment securities of $1.45 billion at December 31, 2002. Investment securities comprise 55.12% of the Company's total earning assets at March 31, 2003.

     In March of 2003, the company executed a strategy of pre-invest six months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next six months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) approximately $250.0 million with the intent to repay the borrowings with the pre-invested cash flows as they come due. It was anticipated that this strategy would yield at least 25 basis points higher than not pre-investing and during the period when the borrowing was outstanding (approximately six months) at least a one percent spread between the investment rate and borrowing rate would be achieved.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities held as "available-for-sale" are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders' equity. At March 31, 2003, securities held as available-for-sale had a fair market value of $1.75 billion, representing 98% of total investment securities with an amortized cost of $1.69 billion. At March 31, 2003, the net unrealized holding gain on securities available-for-sale was $40.5 million and that resulted in accumulated other comprehensive income of $23.5 million (net of $17.0 million in deferred taxes). At December 31, 2002, the Company reported a net unrealized gain on investment securities available-for-sale of $44.2 million and accumulated other comprehensive income of $25.7 million (net of deferred taxes of $18.5 million).

     Table 3 sets forth investment securities at March 31, 2003 and December 31, 2002.
Table 3 - Composition of Investment
Securities
(dollars in thousands)
                                                        March 31, 2003                              December 31, 2002
                                          --------------------------------------------   -----------------------------------------
                                         Amortized  Market       Net        Percent      Amortized  Market      Net       Percent
                                            Cost    Value      Unrealized                  Cost     Value     Unrealized
                                                               Gain/(Loss)                                    Gain/(Loss)
                                         ------------------------------------------      -----------------------------------------
Investment Securities
Available-for-Sale:
  U.S. Treasury securities            $       500 $     504  $        4     0.03%    $      499        503 $        4     0.03%                                                                                                       $

  Mortgage-backed securities              661,122   675,834      14,712    38.33%       553,148    571,130     17,982    39.33%

  CMO's / REMIC's                         493,423   494,862       1,439    28.06%       336,228    341,930      5,702    23.54%

  Government agency securities             30,533    31,277         744     1.77%        30,554     31,377        823     2.16%

  Tax-effected securities                 326,071   347,431      21,360    19.70%       328,557    345,608     17,051    23.79%

  Corporate bonds                         175,562   177,794       2,232    10.08%       136,533    139,206      2,673     9.58%

  Other  securities                           845       845                 0.05%           845        845                0.06%
                                       ---------- ---------   ---------- ---------     --------- ----------  --------- ---------
 Total Investment Securities            1,688,056 1,728,547      40,491    98.02%     1,386,364  1,430,599     44,235    98.49%
   Available-for-Sale
Investment in stock of Federal Home        34,900     34,900                  1.98%      21,900     21,900                1.51%
   Loan Bank
                                        ----------  ---------   ---------- ---------   --------- ----------  --------- ---------

Total Investment Securities           $ 1,722,956 $1,763,447 $   40,491   100.00%    $1,408,264  1,452,499 $   44,235   100.00%                                                                                                       $
                                        ==========  =========  ========= =========    ========= ==========  ========= =========

     The weighted-average yield on the investment portfolio at March 31, 2003 was 5.04% with a weighted-average life of 3.03 years. This compares to a yield of 5.49% at December 31, 2002 with a weighted-average life of 2.82 years and a yield of 6.02% at March 31, 2002 with a weighted-average life of 4.14 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

     At March 31, 2003, the Company reported total loans, net of deferred loan fees, of $1.46 billion. This represents an increase of $11.7 million, or 0.81%, over total loans of $1.45 billion at December 31, 2002. Total loans, net of deferred loan fees, comprise 45.56% of the Company's total earning assets.

Table 4 - Distribution of Loan Portfolio by Type

                                              March 31, 2003                         December 31, 2002
                                         --------------------------              ---------------------------
Commercial and Industrial                  $               721,919       49.4%     $                688,509     47.5%
Real Estate:
      Construction                                         102,580        7.0%                      105,486      7.3%
      Mortgage                                             401,141       27.4%                      396,707     27.4%
Consumer, net of unearned discount                          39,304        2.7%                       26,750      1.8%
Municipal lease finance receivables                         18,165        1.3%                       17,852      1.2%
Agribusiness                                               178,734       12.2%                      214,849     14.8%
                                             ----------------------  ----------      -----------------------  ---------
      Gross Loans                                        1,461,843      100.0%                    1,450,153    100.0%
Less:
      Allowance for credit losses                          (21,616)                                 (21,666)
      Deferred net loan fees                                (4,158)                                  (4,144)
                                         --------------------------              ---------------------------
Net Loans                                  $             1,436,069                 $              1,424,343
                                         ==========================              ===========================

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

Non-performing Assets

     As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $1.1 million at March 31, 2003, a decrease of $231,000, or 17.24% from $1.3 million at March 31, 2002. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $1.1 million at March 31, 2003. This represented an increase of $285,000, or 34.59%, from the level of non-performing loans at December 31, 2002. In addition, the Company had loans classified as impaired at March 31, 2003 totaling $5.6 million. This represents an increase of $900,000, or 19.06%, compared to loans classified as impaired of $4.7 million at March 31, 2002 and December 31, 2002.

      Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 - Non-performing Assets (dollar amount in thousands)

                                                            March 31, 2003           December 31, 2002
                                                            --------------           -----------------
Non-accrual loans                                                     $858                        $190
Loans past due 90 days or more
  and still accruing interest                                          251                         634
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                      0                           0

                                                  -------------------------    ------------------------
Total non-performing assets                                         $1,109                        $824
                                                  =========================    ========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.08%                       0.06%

Percentage of non-performing
  assets to total assets                                             0.03%                       0.03%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see "Risk Management - Credit Risk" herein) the Bank's management is not aware of any loans as of March 31, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

     At March 31, 2003 and December 31, 2002, the Company held no properties as other real estate owned.

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

     In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset, but does not permit amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with finite lives continue to be amortized over their life. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations.

     In accordance with SFAS No. 142, the Company has determined the fair value of all reporting units assigned goodwill or intangible assets. In the assessment of fair value the present value technique was used. The assessment takes into account all assets, liabilities, and financial derivatives and then discounts their future cash flows (principal and interest) back to current values taking into account future maturities and/or scheduled future repricings in the analysis. In some cases third party information sources were relied on to complete the analysis. This includes the establishment of discount factors that represent current market indications for various assets and liabilities.

Deposits

     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

     At March 31, 2003, total deposits were $2.32 billion. This represented an increase of $10.5 million, or 0.46%, from total deposits of $2.31 billion at December 31, 2002. Average total deposits for the first three months of 2003 were $2.29 billion. This represented an increase of $418.0 million, or 22.36%, from average total deposits of $1.87 billion for the three months ended March 31, 2002. The comparison of average balances for the first three months of 2003 is more representative of the Company's growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

                                            March 31, 2003                         December 31, 2002
                                            --------------                         -----------------
                                                            (Amounts in thousands)
Non-interest bearing deposits
      Demand deposits             $         893,067            38.5%      $         958,671             41.5%
Interest bearing deposits
      Savings Deposits                      862,941            37.2%                784,700             34.0%
      Time deposits                         564,487            24.3%                566,593             24.6%
                                    ----------------  ---------------       ----------------  ----------------
Total deposits                    $       2,320,495           100.0%      $       2,309,964            100.0%
                                    ================  ===============       ================  ================

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $893.1 million at March 31, 2003, representing a decrease of $65.6 million, or 6.84%, from total demand deposits of $958.7 million at December 31, 2002. Average demand deposits for the first three months of 2003 were $893.5 million. This represented an increase of $162.3 million, or 22.20%, from average demand deposits of $731.1 million for the first three months of 2002. Non-interest-bearing demand deposits represented 38.49% of total deposits as of March 31, 2003 and 41.50% of total deposits as of December 31, 2002.

     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $862.9 million at March 31, 2003, representing an increase of $78.2 million, or 9.97%, from savings deposits of $784.7 million at December 31, 2002.

      Time deposits totaled $564.5 million at March 31, 2003 of which $50.7 million were brokered. This represented a decrease of $2.1 million, or 0.37%, over total time deposits of $566.6 million at December 31, 2002.

Borrowed Funds

     To achieve the desired growth in earning assets and to fully utilize its capital the Company funds that growth through generating sources of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 17.06% for the period ending March 31, 2003, as compared to 15.74% for the period ending December 31, 2002.

      During 2003 and 2002, the Bank entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $205.0 million and $166.0 million under these agreements at March 31, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 1.29% and 2.98% at March 31, 2003 and December 31, 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     During 2003 and 2002, the Bank entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. The Bank had outstanding balances of $518.0 million and $272.0 million under these agreements at March 31, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 4.07% and 5.07% at March 31, 2003 and December 31, 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

     The Bank entered into an agreement, known as the Treasury Tax & Loan ("TT&L") Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On March 31, 2003 we do not have any amounts held by the bank in the TT&L Note Option Program. On December 31, 2002, the amount held by the bank in the TT&L Note Option Program was $14.9 million, collateralized by securities. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

     At March 31, 2003, borrowed funds totaled $723.0 million. This represented an increase of $255.0 million, or 54.49%, from total borrowed funds of $468.0 million at December 31, 2002.

     As stated in the "Investment Securities" section, in March of 2003, the company executed a strategy of pre-invest six months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next six months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) approximately $250.0 million with the intent to repay the borrowings with the pre-invested cash flows as they come due. It was anticipated that this strategy would yield at least 25 basis points higher than not pre-investing and during the period when the borrowing was outstanding (approximately six months) at least a one percent spread between the investment rate and borrowing rate would be achieved.

Capital Resources

     Historically, the Company's primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     The Company's equity capital was $266.2 million at March 31, 2003. This represented an increase of $6.3 million, or 2.44% over equity capital of $259.8 million at December 31, 2002. The Company's 2002 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     In October 2001, the Company's board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company's common stock. During 2002, we repurchased 100,000 shares of common stock for the total price of $2.1 million. As of March 31, 2003, 1.9 million shares are available to be repurchased in the future. Subsequent to March 31, 2003, the Company repurchased an additional 61,500 shares for the total price of $1.2 million.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2003, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

     Table 6 below presents the Company's and the Bank's  risk-based and leverage capital ratios as of March 31, 2003, and December 31,
2002.

Table 6 - Regulatory Capital Ratios

                                     Required
                                     Minimum             March 31, 2003              December 31, 2002
Capital Ratios                        Ratios          Company        Bank           Company        Bank
--------------                        ------          -------        ----           -------        ----
Risk-based capital ratios:
   Tier I                               4.00%           10.15%       10.12%           10.18%       10.22%
   Total                                8.00%           11.13%       11.10%           11.21%       11.25%
Leverage ratio                          4.00%            7.44%        7.43%            7.56%        7.59%
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

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first three months of 2003 and 2002. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management's judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In management's judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

      At March 31, 2003, the Company reported an allowance for credit losses of $21.6 million. This represented a decrease of $49,000, or 0.23%, from the allowance for credit losses of $21.7 million at December 31, 2002.

     At March 31, 2003, the Company had loans classified as impaired totaling $5.6 million. This represents an increase of $900,000, or 19.06%, compared to loans classified as impaired of $4.7 million at December 31, 2002. Impaired loans measured, as a percent of gross loans equaled 0.39% and 0.33%, at March 31, 2003 and December 31, 2002 respectively.

     Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $1.1 million at March 31, 2003. This represented an increase of $285,000, or 34.59%, from non-performing loans of $824,000 at December 31, 2002. Non-performing loans measured, as a percent of gross loans, equaled 0.08% and 0.06%, at March 31, 2003 and December 31, 2002, respectively. Nonaccrual loans increased $668,000, or 351.49%, to $858,000 at March 31, 2003, from $190,000 at December 31, 2002.

    TABLE 7 - Summary of Credit Loss Experience
    (amounts in thousands)
                                                                                Three-months ended March 31,
                                                                                ----------------------------
                                                                                    2003                 2002
                                                                                -------------        -------------
    Amount of Total Loans at End of Period (1)                              $      1,457,685      $     1,155,977
                                                                                =============        =============
    Average Total Loans Outstanding (1)                                     $      1,434,083      $     1,160,999
                                                                                =============        =============
    Allowance for Credit Losses at Beginning of Period:
      Citizens Business Bank                                                $         21,666      $        20,469
    Loans Charged-Off:
      Real Estate Loans
      Commercial and Industrial                                                          205
      Consumer Loans                                                                      12                   52
                                                                                -------------        -------------
        Total Loans Charged-Off                                                          217                   52
                                                                                -------------        -------------
    Recoveries:
      Real Estate Loans                                                                   12                  653
      Commercial and Industrial                                                           94                    3
      Consumer Loans                                                                      61                    1
                                                                                -------------        -------------
        Total Loans Recovered                                                            167                  657

    Net Loans Charged-Off (Recovered)                                                     50                 (605)
                                                                                -------------        -------------
    Provision Charged to Operating Expense                                                 0                    0
                                                                                -------------        -------------
    Allowance for Credit Losses at End of period                            $         21,616      $        21,074
                                                                                =============        =============
    --------
    (1) Net of deferred loan fees

    Net Loans Charged-Off (Recovered) to Average Total Loans*                          0.01%               -0.21%
    Net Loans Charged-Off (Recovered) to Total Loans at End of Period*                 0.01%               -0.21%
    Allowance for Credit Losses to Average Total Loans                                 1.51%                1.82%
    Allowance for Credit Losses to Total Loans at End of Period                        1.48%                1.82%
    Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                  0.93%              -11.48%
    Net Loans Charged-Off (Recovered) to Provision for Credit Losses

    * Net Loan Charge-Off (Recovered) amounts are annualized.

     While management believes that the allowance at March 31, 2003, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a positive gap at March 31, 2003 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

     Approximately $1.17 billion, or 66.61%, of the total investment portfolio at March 31, 2003 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to "extension risk" resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

     The following depicts the Company's net interest income sensitivity analysis as of March 31, 2003:

                                                                            Estimated Net
                                     Simulated                             Interest Income
                                    Rate Changes                             Sensitivity
                         -----------------------------------        -------------------------------
                                 +200 basis points                           ( 0.74% )
                                 -100 basis points                           ( 3.29% )

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

Contractual Obligations and Commitments

     At March 31, 2002, the Bank had commitments to extend credit of approximately $505,305,000 and obligations under letters of credit of $25,028,000. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers' creditworthiness individually.

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

     The following table summarizes the commitments by expiration period:

March 31, 2003                                                             Amount of Commitment Expiration Per Period
                                                            -------------------------------------------------------------------------
                                            Total              Less Than           One Year         Threes Year           After
                                           Amounts                One              to Three           to Five              Five
                                          Committed              Year                Years             Years              Years
                                       -----------------    ----------------     --------------    ---------------    ---------------

Commitment to extend credit          $      505,305,047   $     435,956,337    $    16,472,527   $     31,153,661 $      21,722,522
Obligations under letters of credit          25,027,869          14,434,457         10,593,412

                                     -------------------  ------------------   ----------------  -----------------  -----------------
    Total                            $      530,332,916   $     450,390,794    $    27,065,939   $     31,153,661   $    21,722,522
                                     ===================  ==================   ================  =================  =================

     The Bank has available lines of credit totaling $282,000,000 from certain financial institutions, and lease obligations totaling $13,503,148. The following indicates the expiration periods for these items:

March 31, 2003                                                     Amount of Lines of Credit and Leases Expiration Per Period
                                                            -------------------------------------------------------------------------
                                            Total              Less Than           One Year         Threes Year           After
                                           Amounts                One              to Three           to Five              Five
                                          Committed              Year                Years             Years              Years
                                       -----------------    ----------------     --------------    ---------------    ---------------

Available lines of
    credit                           $      282,000,000 $       282,000,000 $                  $                    $
Leases                                       13,503,148           2,832,185          4,753,201          2,821,869          3,095,893

      Total
                                       -----------------    ----------------     --------------    ---------------    ---------------
                                     $      295,503,148 $       284,832,185 $        4,753,201 $        2,821,869   $      3,095,893
                                       =================    ================     ==============    ===============    ===============
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

     Net cash provided by operating activities totaled $15.5 million for the first three months of 2003, compared to $4.6 million for the same period last year. The increase was primarily the result of the interest received, offset by cash paid to suppliers and employees.

     Net cash used in investing activities totaled $317.4 million for the first three months of 2003, compared to $22.9 million used by investing activities for the same period in 2002. The increase was primarily the result of an increase in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

     Funds provided by financing activities totaled $246.1 million for the first three months of 2003, compared to funds provided by financing activities of $6.1 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in borrowings during the period.

      At March 31, 2003, cash and cash equivalents totaled $109.2 million. This represented an increase of $18.7 million, or 20.70%, from a total of $90.4 million at March 31, 2002.

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank's assets. For the first three months of 2003, the Bank's loan to deposit ratio averaged 62.68%, compared to an average ratio of 62.09% for the same period in 2002.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company's corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2003, approximately $88.3 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

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

                  On March 14, 2003, the Bank reached a settlement in the MRI  litigation.  Pursuant to this  settlement,  the Bank has agreed pay $2 million  dollars to the plaintiffs and the plaintiffs  have agreed to dismiss this case in its entirety with prejudice.  The settlement is contingent upon the approval of the bankruptcy court currently  administering  the bankruptcy  proceedings of the Tri-National  Development  Corp. as successor to MRI. The amount of this settlement is less than half of the  original  jury  judgment  against  the Bank,  which the Bank was  required to accrue for under accounting principles generally accepted in the United States of America.

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

                  Exhibit 99.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  On April 17, 2003, the Company filed a report on Form 8-K reporting its results of operations for the quarter ended
                  March 31, 2003.

                                                        SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          CVB FINANCIAL CORP.
                                                          -------------------
                                                             (Registrant)

Date:    May 14, 2003                                         /s/ Edward J. Biebrich Jr.
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

Date:    May 14, 2003                                         /s/ D. Linn Wiley
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

Date:    May 14, 2003                                         /s/ Edward J. Biebrich, Jr.
                                                              ----------------------------
                                                              Edward J. Biebrich, Jr.
                                                              Chief Financial Officer