Form 10-Q
period 2003-06-30
CVB FINANCIAL CORP
filed 2003-08-12
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes _X_ No ___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _X_ No ___

Number of shares of common stock of the registrant: 43,747,711 outstanding as of August 12, 2003.

      This Form 10-Q contains 42 pages.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2003	2002
ASSETS
Federal funds sold	$	$40,000
Investment securities available-for-sale	1,788,606	1,430,599
Investment in stock of Federal Home Loan Bank (FHLB)	35,933	21,900
Loans and lease finance receivables	1,504,116	1,446,009
Allowance for credit losses	(20,808)	(21,666)

Total earning assets	3,307,847	2,916,842
Cash and due from banks	114,012	124,973
Premises and equipment, net	31,602	29,413
Goodwill and other intangibles:
Amortizable	4,697	5,012
Non-amortizable	10,708	10,708
Cash value life insurance	13,189	12,845
Accrued interest receivable	17,429	15,841
Other assets	13,527	7,777

TOTAL ASSETS	$3,513,011	$3,123,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,008,555	$958,671
Interest-bearing	1,398,615	1,351,293

Total deposits	2,407,170	2,309,964
Demand Note to U.S. Treasury	4,538	14,888
Short-term borrowings	431,000	196,000
Long-term borrowings	356,000	272,000
Deferred tax liabilities	3,116	5,332
Accrued interest payable	5,688	6,497
Deferred compensation	6,827	6,988
Funds due security purchase	2,678	25,970
Other liabilities	24,195	25,951

TOTAL LIABILITIES	3,241,212	2,863,590

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock (authorized, 20,000,000 shares
without par; none issued or outstanding)

Common stock (authorized, 78,125,000 shares
without par; issued and outstanding
43,740,020 (2003) and 43,533,129 (2002))	144,853	144,487
Retained earnings	104,350	89,678
Accumulated other comprehensive income, net of tax	22,596	25,656

Total stockholders' equity	271,799	259,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,513,011	$3,123,411

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$23,813	$21,183	$47,633	$42,307
Investment securities:
Taxable	12,802	12,400	25,186	23,536
Tax-preferred	4,021	3,952	8,150	8,056

Total investment income	16,823	16,352	33,336	31,592
Federal funds sold	28	54	40	320

Total interest income	40,664	37,589	81,009	74,219
Interest expense:
Deposits	4,266	5,315	8,782	10,607
Borrowings	5,851	4,827	10,441	9,530

Total interest expense	10,117	10,142	19,223	20,137

Net interest income before provision for credit losses	30,547	27,447	61,786	54,082
Provision for credit losses	0	0	0	0

Net interest income after
provision for credit losses	30,547	27,447	61,786	54,082
Other operating income:
Service charges on deposit accounts	3,749	3,456	7,445	6,755
Wealth Management services	925	959	1,972	1,971
Investment services	382	341	788	716
Bankcard services	314	305	649	583
Other	1,081	1,214	1,692	1,664
Net gain on sale of securities	29	25	823	3,096

Total other operating income	6,480	6,300	13,369	14,785
Other operating expenses:
Salaries and employee benefits	9,907	8,637	19,895	17,149
Occupancy	1,621	1,593	3,172	3,128
Equipment	1,579	1,440	3,071	2,893
Stationary and supplies	1,184	1,043	2,283	1,988
Professional services	1,302	1,182	1,983	2,063
Promotion	1,036	869	2,165	1,823
Data processing	244	294	547	611
Other intangibles amortization	203	40	315	79
Other	782	925	2,166	1,783

Total other operating expenses	17,858	16,023	35,597	31,517

Earnings before income taxes	19,169	17,724	39,558	37,350
Income taxes	6,649	6,085	14,334	13,393

Net earnings	$12,520	$11,639	$25,224	$23,957

Basic earnings per common share	$0.29	$0.27	$0.58	$0.55

Diluted earnings per common share	$0.28	$0.26	$0.57	$0.54

Cash dividends per common share	$0.12	$0.14	$0.24	$0.28

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Dollars and shares in thousands)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income
Balance January 1, 2002	34,782	$ 146,108	$ 60,671	$ 13,969
Issuance of common stock	148	479
5-for-4 stock split	8,703
Repurchase of common stock	(100)	(2,100)
Tax benefit from exercise of stock options					62
Cash dividends			(20,800)
Comprehensive income:
Net earnings			49,745		$ 49,745
Other comprehensive income:
Unrealized gains on securities
available-for-sale, net of tax $8,463				11,687	11,687

Comprehensive income					$ 61,432

Balance December 31, 2002	43,533	144,487	89,678	25,656
Issuance of common stock	269	765
Repurchase of common stock	(62)	(1,230)
Tax benefit from exercise of stock options		831
Cash dividends			(10,552)
Comprehensive income:
Net earnings			25,224		$ 25,224
Other comprehensive income:
Unrealized loss on securities
available-for-sale, net of tax ($2,216)				(3,060)	(3,060)

Comprehensive income					$ 22,164

Balance June 30, 2003	43,740	$ 144,853	$ 104,350	$ 22,596

        The Company reported unrealized gains on securities available-for-sale at $7.1 million, net of $5.1 million tax, for the six months ended June 30, 2002. Other comprehensive income for the six months ended June 30, 2002 was $31.0 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2003	2002
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$85,981	$59,396
Service charges and other fees received	12,523	11,689
Interest paid	(20,495)	(20,758)
Cash paid to suppliers and employees	(40,923)	(32,650)
Income taxes paid		(12,284)

Net cash provided by operating activities	37,086	5,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	39,587	26,894
Proceeds from sales of MBS	20,538	145,631
Proceeds from repayment of MBS	316,566	82,891
Proceeds from repayment of investment securities available-for-sale	1,885
Proceeds from maturity of investment securities	6,205
Purchases of investment securities available-for-sale	(82,261)	(285,134)
Purchases of MBS	(696,293)	(142,460)
Purchases of FHLB stock	(14,033)	(312)
Net (increase)decrease in loans	(60,679)	22,707
Proceeds from sales of premises and equipment	224	3
Purchase of premises and equipment	(5,085)	(1,773)
Other investing activities	(10,001)	(3,898)

Net cash used in investing activities	(483,347)	(155,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	112,693	75,288
Net (decrease) increase in time deposits	(15,026)	20,651
Advances from Federal Home Loan Bank	200,000	40,000
Repayment of advances from Federal Home Loan Bank	(75,000)	(25,000)
Net increase in short-term borrowings	183,650	61,239
Cash dividends on common stock	(10,552)	(10,696)
Repurchase of common stock	(1,230)

Proceeds from exercise of stock options	765	320

Net cash provided by financing activities	395,300	161,802

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,961)	11,744
CASH AND CASH EQUIVALENTS, beginning of period	164,973	102,651

CASH AND CASH EQUIVALENTS BEFORE ACQUISTIONS	114,012	114,395
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
WESTERN SECURITY BANK, N.A	0	41,304

CASH AND CASH EQUIVALENTS, end of period	$114,012	$155,699

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Six Months
	Ended June 30,
	2003	2002
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$25,224	$23,957
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of investment securities	(823)	(3,195)
Loss on sale of investment securities		99
(Gain) loss on sale of premises and equipment	(5)	9
Increase in cash value of life insurance	(343)	(653)
Net amortization of premiums (discount) on investment securities	8,004	(11,370)
Depreciation and amortization	2,992	2,735
Change in accrued interest receivable	(1,588)	(1,530)
Change in accrued interest payable	(809)	(621)
Change in other assets and liabilities	4,434	(4,038)

Total adjustments	11,862	(18,564)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$37,086	$5,393

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Western Security Bank:
Cash and cash equivalents acquired		$41,304
Fair value of assets acquired		110,318
Purchase price of acquisition		(6,225)

Liabilities assumed		$(145,397)

Securities purchased and not settled	$2,678	$4,429
See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries, Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc., Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp after elimination of all intercompany transactions and balances.

        Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which is located in Costa Mesa, California, provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, Los Angeles and Kern County areas of Southern California. The Bank operates 33 Business Financial Centers (branches) with its headquarters located in the city of Ontario.

        Investment Securities — The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses (unless other than temporary), net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

        Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2003, the Company had entered into commitments with certain customers amounting to $535.7 million compared to $450.3 million at December 31, 2002. Letters of credit at June 30, 2003, and December 31, 2002, were $31.5 million and $23.8 million, respectively.

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

        Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense.

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

        At June 30, 2003, impaired loans totaled $1.3 million. These loans were supported by collateral with a fair market value, net of prior liens, of $1.3 million.

        Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their economic lives or the initial terms of the leases.

        Other Real Estate Owned — Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

        Business Combinations and Intangible Assets – The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.

        Additionally, as required by SFAS No. 142, during the quarter ended June 30, 2002, the Company completed a transitional impairment test and did not record any impairment of goodwill. At June 30, 2003 goodwill was $10.7 million (net of amortization of $5.3 million recorded prior to the adoption of SFAS No. 142). As of June 30, 2003, intangible assets that continue to be subject to amortization include core deposits of $4.7 million (net of $3.4 million of accumulated amortization). Amortization expense for such intangible assets was $315,000 for the six months ended June 30, 2003. Estimated amortization expense for the remainder of 2003 is expected to be $406,000. Estimated amortization expense for the succeeding five fiscal years is $814,000 for year one, $790,000 for the second year, and $782,000 for the years three to five. The weighted average remaining life of intangible assets is approximately 5.0 years.

        Recent Event – On May 12, 2003, the Company executed a definitive agreement with Kaweah National Bank to acquire 100% of the stock of Kaweah National Bank. The agreement provides for Kaweah National Bank to merge with and into Citizens Business Bank. Citizens Business Bank will represent the continuing operation. The aggregate purchase price to be paid in the merger, including the cancellation of Kaweah stock options, will be $15.5 million. The definitive agreement provides that Kaweah shareholders may elect stock, cash or a combination of both. The number of the total shares issued by the Company will not be greater than 51%, or less than 42%, of the aggregate purchase price, with the remainder paid in cash. The transaction will be accounted for under purchase accounting and is subject to shareholder and regulatory approval. The parties expect to complete the transaction in September 2003.

        Kaweah National Bank was established in 1991 with its headquarter located in Visalia, California, with branches in Tulare, Porterville and McFarland. All of its offices are located in the Central Valley region of California. Kaweah National Bank had total assets of $91.5 million, total deposits of $81.9 million and total loans of $70.4 million as of June 30, 2003.

        Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at June 30, 2003 was 43,740,020. All 2003 earnings per share information in the financial statements and in Management’s Discussion and Analysis has been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2002, which became effective January 3, 2003. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Six Months
	Ended June 30,
	2003			2002
	Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to
common stockholders	$25,224	43,708	$0.58	$23,957	43,741	$0.55
EFFECT OF DILUTIVE
SECURITIES
Incremental shares
from assumed exercise
of outstanding options		887	(0.01)		937	(0.01)

DILUTED EPS
Income available to
common stockholders	$25,224	44,595	$0.57	$23,957	44,678	$0.54

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Three Months
	Ended June 30,
	2003			2002
	Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to
common stockholders	$12,520	43,779	$0.29	$11,639	43,644	$0.27
EFFECT OF DILUTIVE
SECURITIES
Incremental shares
from assumed exercise
of outstanding options		853	(0.01)		949	(0.01)

DILUTED EPS
Income available to
common stockholders	$12,520	44,632	$0.28	$11,639	44,593	$0.26

        Stock-Based Compensation — At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)

Net income, as reported	$12,520	$11,639	$25,224	$23,957
Deduct: Total stock-based employee compensation	158	99	320	186
expense determined under fair value based method for all
awards, net of related tax effects

Pro forma net income	$12,362	$11,540	$24,904	$23,771

Earnings per share:
Basic - as reported	$0.29	$0.27	$0.58	$0.55
Basic - pro forma	$0.28	$0.26	$0.57	$0.54

Diluted - as reported	$0.28	$0.26	$0.57	$0.54
Diluted - pro forma	$0.28	$0.26	$0.56	$0.53

        The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2003 was estimated on the date of the grant using the following weighted-average assumptions for 2003: (1) expected dividend yield of 2.23%; (2) risk-free interest rate of 2.46%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.0 years. There were 5,000 options granted during the first six months in 2003.

        Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold.

        Trust Services — The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

        Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recent Accounting Pronouncements — In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of the statement on January 1, 2003 did not have a material effect on the Company’s financial statements.

        In October 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company adopted the provisions of SFAS No. 147 for acquisitions of certain financial institutions that are initiated after October 1, 2002. Adoption of the statement on October 1, 2002 did not have a material effect on the Company’s financial statements.

        In November 2002, FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of such interpretation did not have a material impact on the company’s financial statements.

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

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of the provision of this statement to have a material effect on the Company’s operating results or financial position.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the provision of this statement to have a material effect on the Company’s operating results or financial position.

        Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation.

        Shareholder Rights Plan — In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an exercise price of $50.00 (subject to adjustment as described in the term of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 10 to Consolidated Financial Statements. “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.

        In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. (“MRI”). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4.9 million, which included approximately $2.1 million in compensatory damages, $1.6 million in punitive damages, and $1.2 million in prejudgment interest. The lawsuit alleged that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeals vacated the judgment and remanded the case for retrial. In addition, the Court of Appeals awarded the Bank the costs of appeal. MRI petitioned the Supreme Court of the State of California, which refused to hear the case.

        On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank agreed to pay $2.0 million to the plaintiffs and the plaintiffs have agreed to dismiss this case in its entirety with prejudice. On July 17, 2003, the settlement was finalized by the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI and the Bank paid the $2.0 million to the plaintiffs. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank was required to accrue for under accounting principles generally accepted in the United States of America. As a result of the outcome, the Bank reversed the excess legal accrual of $3.4 million to other operating expenses in June 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

        Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, the Company’s financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing the Company’s net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

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

        Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involve a high degree of judgment. The Company’s allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Investment Portfolio: The investment portfolio is an integral part of the Company’s financial performance. The Company invests primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of the Company’s financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgages (i.e., how often the underlying properties are sold and mortgages paid-off). The Company uses estimates for the average lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. The Company adjusts the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

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

Recent Event

        On May 12, 2003, the Company executed a definitive agreement with Kaweah National Bank to acquire 100% of the stock of Kaweah National Bank. The agreement provides for Kaweah National Bank to merge with and into Citizens Business Bank. The aggregate purchase price to be paid in the merger, including the cancellation of Kaweah stock options, will be $15.5 million. The definitive agreement provides that Kaweah shareholders may elect stock, cash or a combination of both. The number of the total shares issued by the Company will not be greater than 51%, or less than 42%, of the aggregate purchase price, with the remainder paid in cash. The transaction will be handled under purchase accounting and is subject to approval of the Kaweah shareholders and regulatory approval. The parties expect to complete the transaction in September 2003.

        Kaweah National Bank was established in 1991 with its headquarter located in Visalia, California, with branches in Tulare, Porterville and McFarland. All of its offices are located in the Central Valley region of California. Kaweah National Bank had total assets of $91.5 million, total deposits of $81.9 million and total loans of $70.4 million as of June 30, 2003.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        The Company reported net earnings of $25.2 million for the six months ended June 30, 2003. This represented an increase of $1.3 million or 5.29%, over net earnings of $23.9 million, for the six months ended June 30, 2002. Basic earnings per share for the six-month period increased to $.58 per share for 2003, compared to $0.55 per share for 2002. Diluted earnings per share increased to $.57 per share for the first six months of 2003, compared to $0.54 per share for the same six-month period last year. The annualized return on average assets was 1.57% for the first six months of 2003 compared to a return on average assets of 1.89% for the six months ended June 30, 2002. The annualized return on average equity was 18.82% for the six months ended June 30, 2003, compared to a return of 21.04% for the six months ended June 30, 2002.

        For the quarter ended June 30, 2003, the Company generated net earnings of $12.5 million. This represented an increase of $881,000 or 7.57%, over net earnings of $11.6 million, for the second quarter of 2002. Basic earnings per share increased to $0.29 per share for the second quarter of 2003 compared to $0.27 per share for the second quarter of 2002. Diluted earnings per share increased to $.28 per share for the second quarter of 2003, compared to $0.26 per share for the same three-month period last year. The annualized return on average assets was 1.48% for the second quarter of 2003 compared to a return on average assets of 1.79% for the same period last year. The annualized return on average equity was 18.43% for the second quarter of 2003, compared to a return of 20.26% for the second quarter of 2002.

        Pre-tax operating earnings, which exclude the impact of gains or losses on sale of investment securities and OREO, and the provisions for credit and OREO losses, totaled $38.7 million for the six months ended June 30, 2003. This represented an increase of $4.5 million, or 13.08%, compared to pre-tax operating earnings of $34.3 million for the first six months of 2002. For the second quarter of 2003, pre-tax earnings totaled $19.1 million. This represented an increase of $1.4 million, or 8.14%, from pre-tax operating earnings of $17.7 million for the second quarter of 2002.

        The following table reconciles the differences in net earnings with and without the net gains on sales of investment securities (there is no provision for credit and OREO losses recorded in the first six months of 2003 and 2002) in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	(Dollars in thousands)
	For the Six Months
	Ended June 30,
	2003			2002
	Net gains			Net gains
	Without	on	Reported	Without	on	Reported
	gains	securities	earnings	gains	securities	earnings
Earnings before income taxes	$38,735	$823	$39,558	$34,254	$3,096	$37,350
Income taxes	13,988	346	14,334	12,092	1,301	13,393

Net earnings	$24,747	$477	$25,224	$22,162	$1,795	$23,957

	Net Earnings Reconciliation
	(Dollars in thousands)
	For the Three Months
	Ended June 30,
	2003			2002
	Net gains			Net gains
	Without	on	Reported	Without	on	Reported
	gains	securities	earnings	gains	securities	earnings
Earnings before income taxes	$19,140	$29	$19,169	$17,699	$25	$17,724
Income taxes	6,638	11	6,649	6,076	9	6,085

Net earnings	$12,502	$18	$12,520	$11,623	$16	$11,639

        The Company has presented net earnings without the realized gains or losses of investment securities to show shareholders the earnings from operations unaffected by the impact of the investment securities gains or losses. The purpose for this presentation is that it allows the reader to determine the profitability of the company before the impact of sales of investment securities. While the Company may have small gains or losses from the sales of securities on an ongoing basis, management feels it is important to indicate those times when the dollar amount is exceptionally high. By pointing this out the reader will be able to more easily determine the operational profit of the Company. The net gains on sale of investments were taken, in both years, to reposition some of the securities in the Bank’s portfolios, which would not perform well under the current or anticipated yield environments.

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

        The Company’s net interest income (before provision for credit losses) totaled $61.8 million for the six months ended June 30, 2003. This represented an increase of $7.7 million, or 14.24%, over net interest income of $54.1 million for the same period in 2002. The increase in net interest income of $7.7 million resulted from an increase of $6.8 million in interest income and a reduction of $914,000 in interest expense. The increase in interest income of $6.8 million resulted from the $636.4 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.58% for the first six months of 2003 from 6.44% for the same period in 2002. The reduction of $914,000 in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.92% for the first six months of 2003 from 2.61% for the same period in 2002, which was offset by $456.8 million increase in average interest-bearing liabilities.

        Interest income totaled $81.0 million for the first six months of 2003. This represented an increase of $6.8 million, or 9.15%, compared to total interest of $74.2 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets, which was offset by a decline in the average yield on earning assets.

        Interest expense totaled $19.2 million for the first six months of 2003. This represented a decrease of $914,000, or 4.54%, over total interest expense of $20.1 million for the same period last year. The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities, which was offset by an increase in the average interest-bearing liabilities.

        For the second quarter ending June 30, 2003, the Company’s net interest income (before provision for credit losses) totaled $30.5 million. This represented an increase of $3.1 million, or 11.30%, over net interest income of $27.4 million for the same period in 2002. The increase in net interest income of $3.1 million for the second quarter of 2003 resulted from an increase of $3.1 million in interest income and a $25,000 reduction in interest expense. The increase in interest income of $3.1 million resulted from the increase in average earning-assets of $748.0 million, which was offset by a decline in the average yield on earning assets to 5.33% for the second quarter of 2003 from 6.37% the same period in 2002. The reduction of $25,000 in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.89% for the second quarter of 2003 from 2.57% the same period in 2002, which offset a $562.6 million increase in average interest-bearing liabilities.

        The increase in interest income for the second quarter ending June 30, 2003 as compared to the second quarter ending June 30, 2002 was primarily the result of the increase in average earning-assets, which was offset by a decline in the average yield on earning-assets. Interest income totaled $40.7 million for the second quarter of 2003. This represented a decrease of $3.1 million, or 8.18%, compared to total interest income of $37.6 million for the same period last year.

        The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $10.1 million for the second quarter of 2003. This represented a decrease of $25,000, or 0.24%, over total interest expense of $10.1 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the second quarter of 2002 and 2003.

        Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the six-month and three-month periods ended June 30, 2003, and 2002. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials
(amount in thousands)

                                                                      Six-month periods ended June 30,
                                                               2003                                  2002
                                                ___________________________________   __________________________________
                                                                            (Amounts in thousands)
                                                   Average                                   Average
ASSETS                                             Balance     Interest      Rate            Balance     Interest   Rate
                                                ____________  ___________  ________        __________   __________  ______
Investment Securities
  Taxable (1)                                   $  1,236,469 $    25,186      4.16%      $     897,751 $  23,536     5.27%
  Tax preferenced  (2)                               345,705       8,150      6.37%            321,573     8,056     6.76%
Federal Funds Sold                                     4,807          40      1.66%             33,127       320     1.92%
Loans (3) (4)                                      1,457,773      47,633      6.59%          1,155,894    42,307     7.38%
                                                   ---------      ------     ------          ---------    ------     ----
Total Earning Assets                               3,044,754      81,009      5.58%          2,408,345    74,219     6.44%
Total Non Earning Assets                             196,397                                   148,178
                                                     -------                                   -------
Total Assets                                    $  3,241,151                             $   2,556,523
                                                ============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                                 $    904,966                           $       751,151
Savings Deposits (5)                                 849,878 $     3,842      0.91%            720,522 $   4,725     1.32%
Time Deposits                                        560,342       4,940      1.78%            436,583     5,882     2.72%
                                                     -------       -----      -----            -------     -----     ----
Total Deposits                                     2,315,186       8,782      0.76%          1,908,256    10,607     1.12%
                                                   ---------       -----     ------          ---------    ------     ----
Other Borrowings                                     590,174      10,441      3.52%            386,469     9,530     4.90%
                                                     -------      ------     ------            -------     -----     ----
Interest Bearing Liabilities                       2,000,394      19,223      1.92%          1,543,574    20,137     2.61%
                                                   ---------      ------     ------          ---------    ------     ----
Total deposits and borrowings                      2,905,360                               2,294,725
Other Liabilities                                     65,553                                  32,227
Stockholders' Equity                                 270,238                                 229,571
Total Liabilities and
                                                -------------                           --------------
  Stockholders' Equity                          $  3,241,151                           $   2,556,522
                                                ============                             =============

Net interest income                                          $    61,786                                $  54,082
                                                             ===========                                =========

Net interest spread                                                           3.66%                                  3.83%
Net interest margin                                                           4.21%                                  4.64%
Net interest margin - tax equivalent                                          4.31%                                  4.76%
Net interest margin excluding loan fees                                       4.01%                                  4.47%
Net interest margin excluding loan fees - tax                                 4.10%                                  4.59%
equivalent

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2003 was 4.63% and 2002 was 5.01%
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2003, $3,079; 2002, $2,048
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2003, $1,126; 2002, $836
(5) Includes interest bearing demand and money market accounts

                                                                         Three-month periods ended June 30,
                                                                    2003                                        2002
                                               -----------------------------------------------   ---------------------------------------------
                                                   Average                                           Average
ASSETS                                             Balance      Interest               Rate          Balance      Interest             Rate
                                               --------------  -----------           ---------   --------------  -----------         ---------

Investment Securities
  Taxable (1)                                  $   1,363,557 $     12,802     51,208    3.87%    $     973,044 $     12,400   49,600    5.14%
  Tax preferenced  (2)                               351,328        4,021     21,713    6.18%          321,348        3,952   21,341    6.64%
Federal Funds Sold                                     8,681           28        111    1.28%           11,538           54      214    1.85%
Loans (3) (4)                                      1,481,196       23,813     95,514    6.45%        1,150,845       21,183   84,965    7.38%
                                                   ---------       ------     ------    ----         ---------       ------   ------    ----
Total Earning Assets                               3,204,762       40,664    168,546    5.33%        2,456,775       37,589   156,119   6.37%
Total Non Earning Assets                             198,754                                           151,248
                                                     -------                                           -------
Total Assets                                   $   3,403,516                                     $   2,608,023
                                               =============                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                                $     916,311                                     $     770,938
Savings Deposits (5)                                 871,852 $      1,537      6,165    0.71%          727,454 $      2,456    9,851    1.35%
Time Deposits                                        554,519        2,729     10,946    1.97%          447,857        2,859   11,467    2.56%
                                                     -------        -----     ------    ----           -------        -----   ------    ----
Total Deposits                                     2,342,682        4,266     17,111    0.73%        1,946,249        5,315   21,318    1.10%
                                                   ---------        -----     ------    ----         ---------        -----   ------    ----
Other Borrowings                                     708,515        5,851     23,147    3.27%          396,946        4,827   19,096    4.81%
                                                     -------        -----     ------    ----           -------        -----   ------    ----
Interest Bearing Liabilities                       2,134,886       10,117     40,258    1.89%        1,572,257       10,142   40,414    2.57%
                                                   ---------                  ------    ----         ---------                ------    ----
Total deposits and borrowings                      3,051,197                                         2,343,195
Other Liabilities                                     79,912                                            34,411
Stockholders' Equity                                 272,407                                           230,417
Total Liabilities and
                                               --------------                                    --------------
  Stockholders' Equity                         $   3,403,516                                     $   2,608,023
                                               =============                                     =============

Net interest income                                          $     30,547    128,288                           $     27,447   115,705
                                                              ============                                      ============

Net interest spread                                                                     3.44%                                           3.80%
Net interest margin                                                                     3.96%                                           4.73%
Net interest margin - tax equivalent                                                    4.00%                                           4.79%
Net interest margin excluding loan fees                                                 3.76%                                           4.49%
Net interest margin excluding loan fees - tax equivalent                                3.80%                                           4.54%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2003 was 4.58% and 2002 was 4.92%
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2003, $1,609; 2002, $1,018
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2003, $1,126; 2002, $836
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s taxable equivalent (TE) net interest margin was 4.31% for the first six months of 2003, compared to 4.76% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 6.40% (TE) in the first six months of 2002 to 5.51% (TE) in the same period of 2003, a decrease of 89 basis points
  Interest expense as a percent of average earning assets decreased from 1.69% in the first six months of 2002 to 1.27% in the same period of 2003, a decrease of 42 basis points
  Decrease in average demand deposits (interest free deposits) as a percent of average earning assets from 31.19% in the first six months of 2002 to 29.72% for the same period in 2003
  Increase in average interest-bearing liabilities as a percent of average earning assets from 64.09% (TE) in the first six months of 2002 to 65.70% (TE) for the same period in 2003
  Increase in average borrowings as a percent of average earning assets from 16.05% in the first six months of 2002 to 19.38% in the same period of 2003
  Decrease in average fed funds as a percent of average earning assets from 1.38% in the first six months of 2002 to 0.16% in the same period of 2003

        It is difficult to attribute the above changes to any one factor. However, the declining interest rate environment is a significant factor. In addition, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs.

        Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.41 billion in the first six months of 2002 to $3.04 billion in the same period in 2003. This represents a 26.43% increase for the first six months of 2003 over the same period last year.

        For the second quarter of 2003 the Company’s taxable equivalent (TE) net interest margin was 4.00% as compared to 4.79% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company’s ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company’s net interest spread (TE) was 3.66% for the first six months of 2003 and 3.83% for the same period last year. The decrease in the net interest spread for the six months ended June 30, 2003 resulted from a 86 basis point decrease in the yield on earning assets offset by a 69 basis point decrease in the cost of interest-bearing liabilities, thus generating a 17 basis point decrease in the net interest spread over the same period last year.

        For the second quarter of 2003 the Company’s net interest spread (TE) was 3.44% and 3.80% for the same period last year. The decrease in the net interest spread for the second quarter ended June 30, 2003 resulted from a 104 basis point decrease in the yield on earning assets offset by a 68 basis point decrease in the cost of interest-bearing liabilities, thus generating a 36 basis point decrease in the net interest spread over the same period last year.

        The yield (TE) on earning assets decreased to 5.58% for the first six months of 2003, from 6.44% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets decreased to 47.88% in the first six months of 2003 from 48.00% for the same period in 2002. Average investments as a percent of earning assets increased to 51.96% in the first six months of 2003 from 50.63% for the same period in 2002. Average federal funds sold as a percent of earning assets decreased to 0.16% in the first six months of 2003 from 1.38% for the same period in 2002. Investments and federal funds sold typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase its earning assets and as alternative increased investments. The yield on loans for the first six months of 2003 decreased to 6.59% as compared to 7.38% for the same period in 2002 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first six months of 2003 decreased to 4.64% compared to 5.66% for the same period in 2002 as a result of the decreasing interest rate environment. The decrease in the yield on earning assets for the first six months of 2003 was the result of lower yields on both loans and investments.

        The cost of average interest-bearing liabilities decreased to 1.92% for the first six months of 2003 as compared to 2.61% for the same period in 2002, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 29.50% during the first six months of 2003 as compared to 25.04% for the same period in 2002. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2003 decreased to 0.76% as compared to 1.12% for the same period in 2002, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first six months of 2003 decreased to 3.52% as compared to 4.90% for the same period in 2002, also reflecting the decreasing interest rate environment.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
(amounts in thousands)

                                                                    Comparison of six-month period
                                                                     ended June 30, 2003 and 2002
                                                          Increase (decrease) in interest income or expense
                                                                          due to changes in:

                                                                                         Rate/
                                                     Volume             Rate             Volume            Total
                                                 ----------------  ---------------   ---------------  ----------------
Interest Income:
  Taxable investment securities                $           8,852 $        (4,943)  $        (1,864) $           2,045
  Tax-advantaged securities                                  809            (632)              (47)               130
  Fed funds sold & interest-bearing
   deposits with other institutions                        (270)             (43)                37             (276)
  Loans                                                   11,048          (4,528)           (1,183)             5,337
                                                          ------          ------            ------              -----
Total interest on earning assets                          20,439         (10,146)           (3,057)             7,236
                                                          ------         -------            ------              -----
Interest Expense:
  Savings deposits                                           847          (1,465)             (263)             (881)
  Time deposits                                            1,669          (2,035)             (578)             (944)
  Other borrowings                                         4,950          (2,645)           (1,394)               911
                                                           -----          ------            ------                ---
Total interest on interest-bearing liabilities             7,466          (6,145)           (2,235)             (914)
                                                           -----          ------            ------              ----

Net Interest Income                            $          12,973 $        (4,001)  $          (822) $           8,150
                                               ================= ===============   ===============  =================

                                                                   Comparison of three-month period
                                                                     ended June 30, 2003 and 2002
                                                          Increase (decrease) in interest income or expense
                                                                          due to changes in:

                                                                                         Rate/
                                                     Volume             Rate             Volume            Total
                                                 ----------------  ---------------   ---------------  ----------------
Interest Income:
  Taxable investment securities                $           5,018 $        (3,089)  $        (1,240) $             689
  Tax-advantaged securities                                  498            (370)              (34)                94
  Fed funds sold & interest-bearing
   deposits with other institutions                         (13)             (53)                 4              (63)
  Loans                                                    6,078          (2,668)             (766)             2,644
                                                           -----          ------              ----              -----
Total interest on earning assets                          11,581          (6,181)           (2,036)             3,364
                                                          ------          ------            ------              -----
Interest Expense:
  Savings deposits                                           486          (1,161)             (230)             (905)
  Time deposits                                              681            (659)             (157)             (135)
  Other borrowings                                         3,736          (1,524)           (1,196)             1,016
                                                           -----          ------            ------              -----
Total interest on interest-bearing liabilities             4,903          (3,344)           (1,583)              (23)
                                                           -----          ------            ------               ---

Net Interest Income                            $           6,678 $        (2,837)  $          (453) $           3,388
                                               ================= ===============   ===============  =================

Interest and Fees on Loans

        The Company’s major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans, totaled $47.6 million for the first six months of 2003. This represented an increase of $5.3 million, or 12.59%, over interest and fees on loans of $42.3 million for the same period in 2002. The increase in interest and fees on loans for the first six months of 2003 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 6.59% for the first six months of 2003, compared to 7.38% for the same period in 2002. Deferred loan origination fees, net of costs, totaled $7.3 million at June 30, 2003. This represented an increase of $3.5 million, or 92.45%, from deferred loan origination fees, net of costs, of $3.8 million at June 30, 2002. The increase was primarily due to the acquisition of Golden West Financial on July 1, 2002.

        For the second quarter of 2003 interest and fees on loans totaled $23.8 million. This represented an increase of $2.6 million, or 12.42%, over interest and fees on loans of $21.2 million for the same period in 2002. The increase was primarily due to increases in the average balance of loans offset by a lower interest rate environment.

        In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2003 and 2002.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $3.1 million for the first six months of 2003, as compared to $2.1 million for the same period in 2002, an increase of $1.0 million, or 50.35%.

        The Company recognized loan fee income of $1.6 million for the second quarter of 2003, as compared to $1.0 million for the same period in 2002, an increase of $591,000 or 58.10%.

Interest on Investments

        The second most important component of interest income is interest on investments, which totaled $33.3 million for the first six months of 2003. This represented an increase of $1.7 million, or 5.52%, over interest on investments of $31.6 million for the same period in 2002. The increase in interest on investments for the first six months of 2003 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 4.64% for the first six months of 2003, compared to 5.66% for the same period in 2002 as a result of the decreasing interest rate environment, offset by the increase in the average investment portfolio.

        For the second quarter of 2003 interest income on investments totaled $16.8 million. This represented a decrease of $471,000, or 2.88%, over interest on investments of $16.4 million for the same period in 2002. The decrease in interest on investments for the second quarter of 2003 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The weighted-average yield (TE) on investments decreased to 4.42% for the second quarter of 2003, compared to 5.50% for the same period in 2002 as a result of the decreasing interest rate environment.

Provision for Credit Losses

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during the first six months of 2003 or 2002 and the Company believes the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

Other Operating Income

        Other operating income has become an increasingly important source of revenue for the Company. Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Golden West Enterprises, Inc., Community Trust Deed Services and CVB Ventures, Inc., and other revenues not included as interest on earning assets.

        Other operating income, including gain on the sale of investment securities, totaled $13.4 million for the first six months of 2003. This represents a decrease of $1.4 million, or 9.57%, from other operating income, including gain on the sale of investment securities, of $14.8 million for the same period in 2002. Other operating income, without gains on the sale of investment securities, increased $857,000 or 7.33%, as compared to the same period of 2002. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 17.79% for the first six months of 2003, as compared to 21.47% for the same period in 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 16.88% for the first six months of 2003, as compared to 17.77% for the same period in 2002.

        For the second quarter of 2003 other operating income totaled $6.5 million. This represents an increase of $180,000, or 2.86% from other operating income of $6.3 million for the same period last year. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 17.50% for the second quarter of 2003, as compared to 18.67% for the same period in 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 17.44% for the second quarter of 2003, as compared to 18.61% for the same period in 2002.

        The following table reconciles the differences in other operating income and the percentage of net revenues with and without the net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                                                 Other Operating Income Reconciliation
                                                                        (Dollars in thousands)
                                                                          For the Six Months
                                                                            Ended June 30,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                      Without        Net gains on    Reported            Without     Net gains on      Reported
                                       gains          securities     earnings             gains       securities       earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Income             $               $               $                 $               $                $
                                          12,546             823          13,369            11,689           3,096          14,785
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          74,332             823          75,155            65,771           3,096          68,867
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Percent of Other Operating
   Income to Net Revenues                 16.88%         100.00%          17.79%            17.77%         100.00%          21.47%

                                                               Other Operating Income Reconciliation
                                                                       (Dollars in thousands)
                                                                        For the Three Months
                                                                           Ended June 30,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                        Without      Net gains on     Reported          Without      Net gains on      Reported
                                         gains        securities      earnings           gains        securities       earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Income             $               $               $                 $               $                $
                                           6,451              29           6,480             6,275              25           6,300
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          36,998              29          37,027            33,722              25          33,747
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Percent of Other Operating
   Income to Net Revenues                 17.44%         100.00%          17.50%            18.61%         100.00%          18.67%

        The Company has presented other operating income without the realized gains or losses of investment securities to show shareholders the earnings from operations unaffected by the impact of the investment securities gains or losses. The purpose for this presentation is that it allows the reader to determine the profitability of the Company before the impact of sales of investment securities. While the Company may have small gains or losses from the sales of securities on an ongoing basis, management feels it is important to indicate those times when the dollar amount is exceptionally high. By pointing this out the reader will be able to more easily determine the operational profit of the Company. The net gains on sale of investments were taken, in both years, to reposition some of the securities in the Bank’s portfolios, which would not perform well under the current or anticipated yield environments.

        Service charges on deposit accounts totaled $7.4 million in the first six months of 2003. This represented an increase of $690,000, or 10.21% over service charges on deposit accounts of $6.8 million for the same period in 2002. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first six months of 2003 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 55.69% of other operating income in the first six months of 2003, as compared to 45.69% in the same period in 2002.

        For the second quarter of 2003 service charges on deposit accounts totaled $3.7 million. This represents an increase of $293,000, or 8.48% from service charges of $3.5 million for the same period last year. Service charges on deposit accounts represented 57.86% of other operating income in the second quarter of 2003, as compared to 54.86% in the same period in 2002.

        The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Asset values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in 2003 the Wealth Management Division generated fees of $2.0 million in the first six months of 2003. Fees generated by the Wealth Management Division in the first six months of 2003 increased $1,000, or five basis points over fees generated by the Wealth Management Division of $2.0 million in the same period in 2002. Fees generated by the Wealth Management Division represented 14.74% of other operating income in the first six months of 2003, as compared to 13.33% for the same period in 2002.

        For the second quarter of 2003 fees generated by the Wealth Management Division totaled $925,000. This represents a decrease of $34,000, or 3.54% from wealth management income of $959,000 for the same period last year. Fees generated by the Wealth Management Division represented 14.27% of other operating income in the second quarter of 2003, as compared to 15.22% in the same period in 2002.

        Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $788,000 in the first six months of 2003. This represented an increase of $72,000, or 10.06%, over fees generated of $716,000 for the same period in 2002. Fees generated by Investment Services represented 5.90% of other operating income in the first six months of 2003, as compared to 4.84% for the same period in 2002.

        For the second quarter of 2003 fees generated by Investment Services totaled $382,000. This represents an increase of $41,000, or 1.20% from investment services income of $341,000 for the same period last year. Fees generated by the investment services represented 5.90% of other operating income in the second quarter of 2003, as compared to 5.41% in the same period in 2002. As interest rates have fallen, Investment Services customer’s incentive to use their services have decreased which is the primary reason for the decline in fees generated in the second quarter.

        Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $649,000 in the first six months of 2003. This represented an increase of $66,000, or 11.30%, over fees generated of $583,000 for the same period in 2002. Fees generated by Bankcard represented 4.86% of other operating income in the first six months of 2003, as compared to 3.95% for the same period in 2002. The increase in Bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

        For the second quarter of 2003 fees generated by Bankcard totaled $314,000. This represents an increase of $9,000, or 2.95% from Bankcard income of $305,000 for the same period last year. Fees generated by the Bankcard represented 4.85% of other operating income in the second quarter of 2003, as compared to 4.84% in the same period in 2002.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc, was $1.7 million in the first six months of 2003. This represented an increase of $28,000, or 1.69%, over other fees and income generated of $1.7 million for the same period in 2002. Total revenue from Community Trust Deed Services was approximately $44,000 in the first six months of 2003 and $59,000 for the same period in 2002. CVB Ventures, Inc., a subsidiary of the Company, had revenues of $42,000 in the first six months of 2003 and $22,000 for the same period in 2002. Other fees and income represented 12.65% of other operating income in the first six months of 2003, as compared to 11.25% for the same period in 2002.

        For the second quarter of 2003 other fees and income totaled $1.1 million. This represents a decrease of $133,000, or 10.96% from other fees and income of $1.2 million for the same period last year. Other fees and income represented 16.68% of other operating income in the second quarter of 2003, as compared to 19.27% in the same period in 2002.

        The sale of securities generated income totaling $823,000 in the first six months of 2003, and $3.1 million for the same period in 2002. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the second quarter of 2003, the Company continued to execute a strategy to reposition some of the securities in the Bank’s portfolio, which would not perform well under the current yield environment.

        For the second quarter of 2003 the sale of securities generated income totaling $29,000. This represents an increase of $4,000, or 17.94% from income of $25,000 for the same period last year.

Other Operating Expenses

        Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses. Other operating expenses totaled $35.6 million for the first six months of 2003. This represents an increase of $4.1 million, or 12.94%, from other operating expenses of $31.5 million for the same period in 2002.

        For the second quarter of 2003 other operating expenses totaled $17.9 million. This represents an increase of $1.8 million, or 11.46% from income of $16.0 million for the same period last year.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management’s ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.21% for the first six months of 2003, compared to a ratio of 2.49% for the same period in 2002. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

        Management’s ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2003, the efficiency ratio was 47.36%, compared to a ratio of 45.77% for the same period in 2002. The increase is primarily due to gain on the sale of securities. Without the gain on the sale of securities, the efficiency ratio would have been decreased by 3 basis points. The decrease in the ratio indicates that a proportionately smaller amount of net revenue was being allocated to operating expenses, an additional indication of operating efficiency. For the second quarter of 2003 the efficiency ratio increased to 48.23% as compared to 47.48% for the same period last year.

        The following table reconciles the differences in operating efficiency ratio with and without the net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                                               Operating Efficiency Ratio Reconciliation
                                                                        (Dollars in thousands)
                                                                          For the Six Months
                                                                            Ended June 30,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                       Without      Net gains on      Reported         Without       Net gains on        Reported
                                        gains        securities       earnings          gains         securities         earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Expense            $               $               $                 $               $                $
                                          35,597               -          35,597            31,517               -          31,517
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          74,332             823          75,155            65,771           3,096          68,867
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Operating Efficiency Ratio                47.89%                          47.36%            47.92%                          45.77%

                                                               Operating Efficiency Ratio Reconciliation
                                                                        (Dollars in thousands)
                                                                         For the Three Months
                                                                            Ended June 30,

                                                        2003                                              2002
                                  -----------------------------------------------    ----------------------------------------------
                                        Without      Net gains on    Reported          Without       Net gains on        Reported
                                         gains        securities     earnings           gains         securities        earnings
                                     ----------------------------------------------------------------------------------------------

Other Operating Expense            $               $               $                 $               $                $
                                          17,858               -          17,858            16,023               -          16,023
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Net Revenues                       $               $               $                 $               $                $
                                          36,998              29          37,027            33,722              25          33,747
                                  ---------------  --------------  --------------    --------------  --------------  --------------

Operating Efficiency Ratio                48.27%                          48.23%            47.51%                          47.48%

        The Company has presented operating efficiency ratio without the realized gains or losses of investment securities to show shareholders the earnings from operations unaffected by the impact of the investment securities gains or losses. The purpose for this presentation is that it allows the reader to determine the profitability of the Company before the impact of sales of investment securities. While the Company may have small gains or losses from the sales of securities on an ongoing basis, management feels it is important to indicate those times when the dollar amount is exceptionally high. By pointing this out the reader will be able to more easily determine the operational profit of the Company. The net gains on sale of investments were taken, in both years, to reposition some of the securities in the Bank’s portfolios, which would not perform well under the current or anticipated yield environments.

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $19.9 million for the first six months of 2003. This represented an increase of $2.7 million, or 16.01%, over salaries and related expenses of $17.2 million for the same period in 2002. The increases for 2003 primarily resulted from increased staffing levels and annual salary adjustments. At June 30, 2003, the Company employed 593 full time equivalent employees, compared to 580 full time equivalent employees at June 30, 2002. Salaries and related expenses as a percent of average assets decreased to 1.24% for the first six months of 2003, compared to 1.35% for the same period in 2002. For the second quarter of 2003 salaries and related expenses totaled $9.9 million. This represents an increase of $1.3 million, or 14.71% from salaries and related expenses of $8.6 million for the same period last year. The increases for the second quarter of 2003 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.17% for the second quarter of 2003, compared to 1.33% for the same period in 2002.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $3.2 million for the first six months of 2003. This represented an increase of $44,000, or 1.41%, over occupancy expense of $3.1 million for the same period in 2002. For the second quarter of 2003 occupancy expense totaled $1.6 million. This represents an increase of $28,000, or 1.76% from occupancy expense of $1.6 million for the same period last year. The increase in occupancy expense is primarily due to the acquisitions of Western Security Bank and Golden West Enterprises in June 2002, the opening of the Bank’s business financial center in Fresno in March 2003 and the on-going remodeling and upkeep of the Company’s facilities. Equipment expense totaled $3.1 million for the first six months of 2003. This represented an increase of $178,000, or 6.15%, over the $2.9 million expense for the same period in 2002. For the second quarter of 2003 equipment expense totaled $1.6 million. This represents an increase of $139,000, or 9.66% from equipment expense of $1.4 million for the same period last year. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

        Stationary and supplies expense totaled $2.3 million for the first six months of 2003. This represented an increase of $295,000, or 14.84%, over the expense of $2.0 million for the same period in 2002. For the second quarter of 2003 stationary and supplies expense totaled $1.2 million. This represents an increase of $141,000, or 13.55% from stationary and supplies expense of $1.0 million for the same period last year.

        Professional services totaled $2.0 million for the first six months of 2003. This represented a decrease of $80,000 or 3.88%, over an expense of $2.1 million for the same period in 2002. For the second quarter of 2003 professional services totaled $1.3 million. This represents an increase of $120,000, or 10.16% from professional services of $1.2 million for the same period last year.

        Promotion expense totaled $2.2 million for the first six months of 2003. This represented an increase of $342,000, or 18.78%, from an expense of $1.8 million for the same period in 2002. For the second quarter of 2003 promotional expense totaled $1.0 million. This represents an increase of $166,000, or 19.12% from promotional expense of $869,000 for the same period last year. The increase in promotional expenses was primarily associated with the opening of the Bank’s business financial center in Bakersfield, Fresno and our entrance into California’s central valley. As mentioned above, the Company executed a definitive agreement with Kaweah National Bank to acquire four more business financial centers in September 2003.

        Data processing expense totaled $547,000 for the first six months of 2003. This represented a decrease of $64,000, or 10.44%, from an expense of $611,000 for the same period in 2002. For the second quarter of 2003 data processing expense totaled $244,000. This represents a decrease of $50,000, or 17.20% from data processing expense of $294,000 for the same period last year.

        The amortization expense of intangibles totaled $315,000 for the first six months of 2003 and $79,000 for the same period in 2002. This represents an increase of $236,000, or 297.66%. For the second quarter of 2003 the amortization expense of intangibles totaled $203,000. This represents an increase of $168,000, or 424.03% from amortization expense of goodwill and intangibles of $40,000 for the same period last year. The increase in 2003 is a result of the amortizable intangible assets due to the acquisition of Western Security Bank in June 2002.

        Other operating expense totaled $2.2 million for the first six months of 2003. This represented an increase of $383,000, or 21.48%, from an expense of $1.8 million for the same period in 2002. The increase in 2003 was primarily due to the expansion of the Company’s operations and the acquisition of Western Security Bank and Golden West Financial in July of 2002. For the second quarter of 2003 other operating expense totaled $782,000. This represents a decrease of $143,000, or 15.46% from other operating expense of $925,000 for the same period last year. The decrease in second of 2003 was primarily due to a reversal of excess litigation accrual, offset by the prepayment fees in term borrowings, which explain in detail in the next paragraphs.

        In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. (“MRI”). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4.9 million, which included approximately $2.1 million in compensatory damages, $1.6 million in punitive damages, and $1.2 million in prejudgment interest. The lawsuit alleged that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. The Bank filed an appeal on August 19, 1998. The Court of Appeals vacated the judgment and remanded the case for retrial. In addition, the Court of Appeals awarded the Bank the costs of appeal. MRI petitioned the Supreme Court of the State of California, which refused to hear the case.

        On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank agreed to pay $2.0 million to the plaintiffs and the plaintiffs have agreed to dismiss this case in its entirety with prejudice. On July 17, 2003, the settlement was finalized by the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI and the Bank paid the $2.0 million to the plaintiffs. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank was required to accrue for under accounting principles generally accepted in the United States of America. As a result of the outcome, the Bank reversed the excess legal accrual of $3.4 million to other operating expenses in June 2003.

        In June 2003, the Bank prepaid $50 million in term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates. A prepayment fee of $3.0 million was paid on this transaction. The borrowings had maturities ranging from September 15, 2004 to January 21, 2006 and a weighted average cost of 5.05%. The $50 million in term borrowings was replaced with a $50 million in short-term borrowing with an average rate of approximately 1.00% and maturities for less than one-month. The Bank anticipates that the prepayment fee should be recovered with lower interest costs in 18 to 25 months depending on the direction and timing of changes in the interest rates environment. Also, the Bank anticipates extending the term of the $50 million short-term borrowing within the next twelve months.

Income Taxes

        The Company’s effective tax rate for the first six months of 2003 was 36.24%. This compares to effective tax rates of 35.86% for the same period in 2002. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $3.51 billion at June 30, 2003. This represented an increase of $389.6 million, or 12.47%, over total assets of $3.12 billion at December 31, 2002. Earning assets totaled $3.31 billion at June 30, 2003. This represented an increase of $391.0 million, or 13.41%, over earning assets of $2.92 billion at December 31, 2002. Total liabilities were $3.24 billion at June 30, 2003. This represented an increase of $377.6 million, or 13.19%, over total liabilities of $2.86 billion at December 31, 2002. Total equity was $271.8 million at June 30, 2003. This represented an increase of $12.0 million, or 4.61%, over total equity of $259.8 million at December 31, 2002.

Investment Securities

        The Company reported total investment securities of $1.82 billion at June 30, 2003. This represented an increase of $372.0 million, or 25.61%, over total investment securities of $1.45 billion at December 31, 2002. Investment securities comprise 55.16% of the Company’s total earning assets at June 30, 2003.

        In March of 2003, the Company executed a strategy of pre-investing (investing cash flow prior to receive) six months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next six months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) of approximately $250.0 million with the intent to repay the borrowings with the future cash flows as they come due. It was anticipated that this strategy could yield at least 25 basis points higher than not pre-investing. It was also anticipated that at least a one percent spread between the investment rate and borrowing rate would be achieved.

        In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At June 30, 2003, securities held as available-for-sale had a fair market value of $1.79 billion, representing 98% of total investment securities with an amortized cost of $1.75 billion. At June 30, 2003, the net unrealized holding gain on securities available-for-sale was $39.0 million and that resulted in accumulated other comprehensive income of $22.6 million (net of $16.4 million in deferred taxes). At December 31, 2002, the Company reported a net unrealized gain on investment securities available-for-sale of $44.2 million and accumulated other comprehensive income of $25.7 million (net of deferred taxes of $18.5 million).

        Table 3 sets forth investment securities at June 30, 2003 and December 31, 2002.

Table 3 — Composition of InvestmentSecurities

(dollars in thousands)

                                                          June 30, 2003                                  December 31, 2002
                                       ----------------------------------------------------    ---------------------------------------------------
                                        Amortized   Market Value         Net      Percent       Amortized   Market            Net       Percent
                                           Cost                      Unrealized                    Cost       Value       Unrealized
                                                                     Gain/(Loss)                                          Gain/(Loss)
                                       -----------  --------------  ------------- ---------    -----------  -----------   ---------   ------------
Investment Securities
Available-for-Sale:
  U.S. Treasury securities           $        500 $           505 $            5     0.03%   $        499 $        503  $        4          0.03%

  Mortgage-backed securities              815,968         823,908          7,940    45.16%        553,148      571,130      17,982         39.32%

  CMO's / REMIC's                         400,219         400,489            270    21.95%        336,228      341,930       5,702         23.54%

  Government agency securities             30,511          31,201            690     1.71%         30,554       31,377         823          2.16%

  Tax-effected securities                 331,595         356,102         24,507    19.52%        328,557      345,608      17,051         23.79%

  Corporate bonds                         170,009         175,556          5,547     9.62%        136,533      139,206       2,673          9.58%

  Other  securities                           845             845                    0.05%            845          845                      0.06%
                                                                               -                                                 -
                                       -----------  --------------  ------------- ---------    -----------  -----------   ---------   ------------
    Total Investment Securities         1,749,647       1,788,606         38,959    98.04%      1,386,364    1,430,599      44,235         98.49%
Available-for-Sale
Investment in stock of Federal Home        35,933          35,933                    1.96%         21,900       21,900                      1.51%
Loan Bank                                                                      -                                                 -
                                       -----------  --------------  ------------- ---------    -----------  -----------   ---------   ------------

Total Investment Securities          $  1,785,579 $     1,824,539 $       38,959   100.00%   $  1,408,264 $  1,452,499  $   44,235        100.00%
                                       ===========  ==============  ============= =========    ===========  ===========   =========   ============

        The weighted-average yield on the investment portfolio at June 30, 2003 was 4.64% with a weighted-average life of 2.70 years. This compares to a yield of 5.49% at December 31, 2002 with a weighted-average life of 2.82 years and a yield of 5.66% at June 30, 2002 with a weighted-average life of 3.43 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

        At June 30, 2003, the Company reported total loans, net of deferred loan fees, of $1.50 billion. This represents an increase of $58.1 million, or 4.02%, over total loans of $1.45 billion at December 31, 2002. Total loans, net of deferred loan fees, comprise 45.47% of the Company’s total earning assets.

Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

                                              June 30, 2003                        December 31, 2002
                                         -------------------------              ---------------------------
Commercial and Industrial                 $               759,791       50.3%     $                688,509       47.5%
Real Estate:
      Construction                                        120,370        8.0%                      105,486        7.3%
      Mortgage                                            379,856       25.1%                      396,707       27.4%
Consumer, net of unearned discount                         40,024        2.6%                       26,750        1.8%
Municipal lease finance receivables                        29,671        2.1%                       17,852        1.2%
Agribusiness                                              181,748       12.0%                      214,849       14.8%
                                            ----------------------  ----------      -----------------------  ----------
      Gross Loans                                       1,511,460      100.1%                    1,450,153      100.0%
Less:
      Allowance for credit losses                        (20,808)                                 (21,666)
      Deferred net loan fees                              (7,344)                                  (4,144)
                                         -------------------------              ---------------------------
Net Loans                                 $             1,483,308                 $              1,424,343
                                         =========================              ===========================

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

Non-performing Assets

        As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $1.1 million at June 30, 2003, a decrease of $290,000, or 34.68% from $836,000 at June 30, 2002. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $1.1 million at June 30, 2003. This represented an increase of $302,000, or 36.64%, from the level of non-performing loans at December 31, 2002. In addition, the Company had loans classified as impaired at June 30, 2003 totaling $1.3 million. This represents a decrease of $3.5 million, or 73.11%, compared to loans classified as impaired of $4.7 million at June 30, 2002 and December 31, 2002.

        Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-performing Assets (dollar amount in thousands)

                                                             June 30, 2003           December 31, 2002
                                                        _____________________     _____________________
Non-accrual loans                                                   $1,126                        $190
Loans past due 90 days or more
  and still accruing interest                                            0                         634
Restructured loans                                                       0                           0
Other real estate owned (OREO), net                                      0                           0

                                                  -------------------------    ------------------------
Total non-performing assets                                         $1,126                        $824
                                                  =========================    ========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.07%                       0.06%

Percentage of non-performing
  assets to total assets                                             0.03%                       0.03%

        Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) the Bank’s management is not aware of any loans as of June 30, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank’s management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

        At June 30, 2003 and December 31, 2002, the Company held no properties as other real estate owned.

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

        In accordance with SFAS No. 142, the Company has determined the fair value of all reporting units assigned goodwill or intangible assets. In the assessment of fair value, the present value technique was used. The assessment takes into account all assets, liabilities, and financial derivatives and then discounts their future cash flows (principal and interest) back to current values taking into account future maturities and/or scheduled future repricings in the analysis. In some cases third party information sources were relied on to complete the analysis. This includes the establishment of discount factors that represent current market indications for various assets and liabilities.

Deposits

        The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

        At June 30, 2003, total deposits were $2.41 billion. This represented an increase of $97.2 million, or 4.21%, from total deposits of $2.31 billion at December 31, 2002. Average total deposits for the first six months of 2003 were $2.32 billion. This represented an increase of $406.9 million, or 21.32%, from average total deposits of $1.91 billion for the six months ended June 30, 2002. The comparison of average balances for the first six months of 2003 is more representative of the Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

                                            June 30, 2003                       December 31, 2002
                                        ____________________                _______________________
                                                            (Amounts in thousands)
Non-interest bearing deposits
      Demand deposits             $       1,008,555            41.9%      $         958,671             41.5%
Interest bearing deposits
      Savings Deposits                      847,508            35.2%                784,700             34.0%
      Time deposits                         551,107            22.9%                566,593             24.5%
                                    ----------------  ---------------       ----------------  ----------------
Total deposits                    $       2,407,170           100.0%      $       2,309,964            100.0%
                                    ================  ===============       ================  ================

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.01 billion at June 30, 2003, representing an increase of $49.9 million, or 5.20%, from total demand deposits of $958.7 million at December 31, 2002. Average demand deposits for the first six months of 2003 were $905.0 million. This represented an increase of $153.8 million, or 20.48%, from average demand deposits of $751.2 million for the first six months of 2002. Non-interest-bearing demand deposits represented 41.90% of total deposits as of June 30, 2003 and 41.50% of total deposits as of December 31, 2002.

        Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $847.5 million at June 30, 2003, representing an increase of $62.8 million, or 8.00%, from savings deposits of $784.7 million at December 31, 2002.

        Time deposits totaled $551.1 million at June 30, 2003 of which $40.5 million were brokered. This represented a decrease of $15.5 million, or 2.73%, over total time deposits of $566.6 million at December 31, 2002.

Borrowed Funds

        To achieve the desired growth in earning assets and to fully utilize its capital the Company funds that growth through generating sources of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 20.31% for the period ending June 30, 2003, as compared to 15.74% for the period ending December 31, 2002.

        During 2003 and 2002, the Bank entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $431.0 million and $196.0 million under these agreements at June 30, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 1.94% and 2.98% at June 30, 2003 and December 31, 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

        During 2003 and 2002, the Bank entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. The Bank had outstanding balances of $356.0 million and $272.0 million under these agreements at June 30, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 3.58% and 5.07% at June 30, 2003 and December 31, 2002, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.

        The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On June 30, 2003 and December 31, 2002 the amounts held by the bank in the TT&L Note Option Program were $4.5 million and $14.9 million, collateralized by securities, respectively. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At June 30, 2003, borrowed funds totaled $787.0 million. This represented an increase of $319.0 million, or 68.16%, from total borrowed funds of $468.0 million at December 31, 2002.

        As stated in the “Investment Securities” section, in March of 2003, the Company executed a strategy of pre-investing (investing cash flow prior to receive) six months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next six months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) of approximately $250.0 million with the intent to repay the borrowings with the pre-invested cash flows as they come due. It was anticipated that this strategy could yield at least 25 basis points higher than not pre-investing. It was also anticipated that at least a one percent spread between the investment rate and borrowing rate would be achieved.

Capital Resources

        Historically, the Company’s primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Company’s equity capital was $271.8 million at June 30, 2003. This represented an increase of $12.0 million, or 4.61% over equity capital of $259.8 million at December 31, 2002. The Company’s 2002 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. During 2002, the Company repurchased 100,000 shares of common stock for the total price of $2.1 million. During 2003, the Company repurchased additional 61,500 shares of common stock for the total price of $1.2 million. As of June 30, 2003, 1.8 million shares are available to be repurchased in the future.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2003, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2003, and December 31, 2002.

Table 6 — Regulatory Capital Ratios

                                     Required
                                     Minimum              June 30, 2003               December 31, 2002
Capital Ratios                        Ratios          Company        Bank           Company        Bank
___________________                 __________      __________      ______        __________      _______
Risk-based capital ratios:
   Tier I                                 4.00%           10.21%       10.18%           10.18%       10.22%
   Total                                  8.00%           11.14%       11.11%           11.21%       11.25%
Leverage ratio                            4.00%            6.82%        6.80%            7.56%        7.59%

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

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first six months of 2003 and 2002. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In management’s judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

        At June 30, 2003, the Company reported an allowance for credit losses of $20.8 million. This represented a decrease of $858,000, or 3.96%, from the allowance for credit losses of $21.7 million at December 31, 2002.

        At June 30, 2003, the Company had loans classified as impaired totaling $1.3 million. This represents a decrease of $3.5 million, or 73.11%, compared to loans classified as impaired of $4.7 million at December 31, 2002. Impaired loans measured, as a percent of gross loans equaled 0.08% and 0.33%, at June 30, 2003 and December 31, 2002 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $1.1 million at June 30, 2003. This represented an increase of $302,000, or 36.64%, from non-performing loans of $824,000 at December 31, 2002. Non-performing loans measured, as a percent of gross loans, equaled 0.07% and 0.06%, at June 30, 2003 and December 31, 2002, respectively. Nonaccrual loans increased $936,000, or 492.63%, to $1.1 million at June 30, 2003, from $190,000 at December 31, 2002.

         TABLE 7 — Summary of Credit Loss Experience
        (amounts in thousands)

                                                                                  Six-months ended June 30,
                                                                                    2003                 2002
                                                                                -------------        -------------

    Amount of Total Loans at End of Period (1)                              $      1,504,116      $     1,265,605
                                                                                =============        =============
    Average Total Loans Outstanding (1)                                     $      1,457,773      $     1,155,894
                                                                                =============        =============
    Allowance for Credit Losses at Beginning of Period:
      Citizens Business Bank                                                $         21,666      $        20,469
      Acquisition of Western Security Bank                                                                  2,325
    Loans Charged-Off:
      Real Estate Loans                                                                    0
      Commercial and Industrial                                                        1,247
      Consumer Loans                                                                      62                   54
                                                                                -------------        -------------
        Total Loans Charged-Off                                                        1,309                   54
                                                                                -------------        -------------
    Recoveries:
      Real Estate Loans                                                                   90                  985
      Commercial and Industrial                                                          297                   53
      Consumer Loans                                                                      64                    2
                                                                                -------------        -------------
        Total Loans Recovered                                                            451                1,040

    Net Loans Charged-Off (Recovered)                                                    858                (986)
                                                                                -------------        -------------
    Provision Charged to Operating Expense                                                 0                    0
                                                                                -------------        -------------
    Allowance for Credit Losses at End of period                            $         20,808      $        23,780
                                                                                =============        =============
    ________
    (1) Net of deferred loan fees

    Net Loans Charged-Off (Recovered) to Average Total Loans*                          0.12%               -0.17%
    Net Loans Charged-Off (Recovered) to Total Loans at End of Period*                 0.11%               -0.16%
    Allowance for Credit Losses to Average Total Loans                                 1.43%                2.06%
    Allowance for Credit Losses to Total Loans at End of Period                        1.38%                1.88%
    Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                  8.25%               -8.29%
    Net Loans Charged-Off (Recovered) to Provision for Credit Losses

    * Net Loan Charge-Off (Recovered) amounts are annualized.

        While management believes that the allowance at June 30, 2003, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

        The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a positive gap at June 30, 2003 does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

        Approximately $1.22 billion, or 68.46%, of the total investment portfolio at June 30, 2003 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

        The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2003:

                                                        Estimated Net
                     Simulated                         Interest Income
                   Rate Changes                         Sensitivity
              ------------------------         --------------------------
                 +200 basis points                       ( 4.25% )
                 -200 basis points                       ( 1.40% )

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

Contractual Obligations and Commitments

        At June 30, 2003, the Bank had commitments to extend credit of approximately $535.7 million and obligations under letters of credit of $31.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

        The following table summarizes the commitments by expiration period:

June 30, 2003                                                             Amount of Commitment Expiration Per Period
                                                              -------------------------------------------------------------------
                                               Total             Less Than          One Year        Threes Year         After
                                              Amounts               One             to Three          to Five           Five
                                             Committed             Year              Years             Years            Years
                                          ----------------    ----------------    -------------     -------------    ------------

Commitment to extend credit             $     535,659,576   $     464,637,224   $   20,066,637   $    14,492,216   $  36,463,499
Obligations under letters of credit            31,495,574          18,896,138       12,599,436

                                        ------------------  ------------------  ---------------  ----------------  --------------
    Total                               $     567,155,150   $     483,533,362   $   32,666,073   $    14,492,216   $  36,463,499
                                        ==================  ==================  ===============  ================  ==============

        The Bank has available lines of credit totaling $218.0 million from certain financial institutions, and lease obligations totaling $11.9 million. The following indicates the expiration periods for these items:

June 30, 2003                                                    Amount of Lines of Credit and Leases Expiration Per Period
                                                             --------------------------------------------------------------------
                                              Total            Less Than          One Year        Threes Year          After
                                             Amounts              One             to Three          to Five            Five
                                            Committed            Year              Years             Years             Years
                                          ---------------    --------------     -------------     -------------    --------------

Available lines of
    credit                              $    218,000,000   $   218,000,000    $                $                 $
Leases                                        11,888,593         2,750,279         4,444,894         2,440,001         2,253,418

                                          ---------------    --------------     -------------     -------------    --------------
      Total                             $    229,888,593   $   220,750,279    $    4,444,894   $     2,440,001   $     2,253,418
                                          ===============    ==============     =============     =============    ==============

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

        Net cash provided by operating activities totaled $37.1 million for the first six months of 2003, compared to $5.4 million for the same period last year. The increase was primarily the result of the interest received, offset by cash paid to suppliers and employees.

        Net cash used in investing activities totaled $483.3 million for the first six months of 2003, compared to $155.5 million used by investing activities for the same period in 2002. The increase was primarily the result of an increase in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

        Funds provided by financing activities totaled $395.3 million for the first six months of 2003, compared to funds provided by financing activities of $161.8 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in borrowings during the period.

        At June 30, 2003, cash and cash equivalents totaled $114.0 million. This represented a decrease of $41.7 million, or 26.77%, from a total of $155.7 million at June 30, 2002.

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2003, the Bank’s loan to deposit ratio averaged 62.97%, compared to an average ratio of 60.57% for the same period in 2002.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2003, approximately $87.1 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1   -        Legal Proceedings

                  In May 1998,  the Bank  received an  unfavorable  jury  judgment as a result of the lawsuit filed against them by MRI
                  Grand Terrace,  Inc.  ("MRI").  The award to MRI and its joint venture partner,  Tri-National  Development  Corp. was approximately  $4.9 million,  which included  approximately  $2.1 million in  compensatory  damages,  $1.6 million in punitive  damages,  and $1.2 million in  prejudgment  interest.  The lawsuit  alleged that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. The Bank  subsequently  made a motion to the trial judge to vacate the jury  verdict,  and on August 14, 1998,  the motion was denied.  The Bank filed an appeal on August 19,
                  1998. The Court of Appeals vacated the judgment and remanded the case for retrial. In addition,  the Court of Appeals awarded the Bank the costs of appeal.  MRI petitioned the Supreme Court of the State of California,  which refused to hear the case.

                  On March 14, 2003, the Bank reached a settlement in the MRI litigation.  Pursuant to this settlement, the Bank agreed to pay $2.0 million to the  plaintiffs  and the  plaintiffs  have agreed to dismiss  this case in its  entirety  with prejudice.  On July 17, 2003,  the  settlement  was finalized by the bankruptcy  court  currently  administering  the bankruptcy  proceedings of the Tri-National  Development Corp. as successor to MRI and the Bank paid the $2.0 million to the plaintiffs.  The amount of this  settlement is less than half of the original jury judgment  against the Bank, which the Bank was required to accrue for under  accounting  principles  generally  accepted in the United  States of
                  America.  As a result of the outcome,  the Bank reversed the excess legal accrual of $3.4 million to other  operating expenses in June 2003.

Item 2   -        Changes in Securities
                           Not Applicable

Item 3   -        Defaults upon Senior Securities
                           Not Applicable

Item 4   -        Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders was held May 21, 2003. At the meeting,  the following  individuals were elected to serve as the Company's Board of Directors until the 2004 Annual Meeting of  Shareholders  and until their  successors are elected and have qualified.

                                                                                                   Broker
                                              For             Against           Withheld          Non-Votes
                                            __________       _________          ________         __________
                  George A. Borba           35,763,680       1,158,792            -0-                -0-
                  John A. Borba             35,028,139       1,894,333            -0-                -0-
                  Ronald O. Kruse           34,886,568       2,035,904            -0-                -0-
                  John J. LoPorto           36,790,412         132,060            -0-                -0-
                  James C. Seley            36,791,696         130,776            -0-                -0-
                  San Vaccaro               36,655,070         267,402            -0-                -0-
                  D. Linn Wiley             36,794,787         127,685            -0-                -0-

                  The  appointment  of  Deloitte & Touche LLP as  independent  public  accountants  of the Company for the year ended
                  December 31, 2003 was ratified at the 2003 Annual Meeting of Shareholders by the following:

                                                                                                   Broker
                                              For             Against           Withheld          Non-Votes
                                           ___________       _________          ________          _________
                                            36,663,085        206,782            52,605              -0-

Item 5   -        Other Information
                  Not Applicable

Item 6   -        Exhibits and Reports on Form 8-K

                  Exhibit 31.1 Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  On April 17, 2003, the Company filed a report on Form 8-K under item 9 reporting its results of operations for the quarter ended March 31, 2003.

                  On May 15, 2003, the Company filed a report on Form 8-K under item 5 reporting the execution of a definitive agreement to acquire Kaweah National Bank.

                                                              SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          CVB FINANCIAL CORP.
                                                             (Registrant)

Date:    August 12, 2003                                       /s/ Edward J. Biebrich Jr.
                                                              Edward J. Biebrich Jr.
                                                              Chief Financial Officer

Exhibit 31.2

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

4. The  registrant's  other certifying  officer and I are responsible for  establishing and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules  13a-15(e) and  15d-15(e))  for the  registrant  and we have:
         a) designed such  disclosure  controls and procedures,  or caused such disclosure  controls and procedures to be designed under our  supervision,  to ensure that material  information  relating to the  registrant, including  its  consolidated  subsidiaries,  is  made  known  to  us  by  others  within  those  entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation;
         c) disclosed in this report any change in the  registrant’s  internal  control  over  financial  reporting that occurred during the registrant’s most recent fiscal quarter (the  registrant’s  fourth fiscal quarter in the case of an annual  report) that has  materially  affected,  or is  reasonably  likely to materially affect, the registrant’s internal control over financial reporting; and

5. The  registrant's  other  certifying  officer  and I have  disclosed,  based on our most  recent  evaluation  of internal  control  over  financial  reporting,  to  the  registrant's  auditors  and  the  audit  committee  of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant  deficiencies  and material  weaknesses in the design or operation of internal  control over financial  reporting  which are reasonably  likely to adversely  affect the  registrant’s  ability to record, process, summarize and report financial information; and
         b) any  fraud,  whether  or  not  material,  that  involves  management  or  other  employees  who  have a significant role in the registrant's internal control over financial reporting.

Date:    August 12, 2003                                       /s/ D. Linn Wiley
                                                              D. Linn Wiley
                                                              Chief Executive Officer

Exhibit 31.2

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

4. The  registrant's  other certifying  officer and I are responsible for  establishing and maintaining  disclosure controls and  procedures  (as defined in Exchange Act Rules  13a-15(e) and  15d-15(e))  for the  registrant  and we have:
         a) designed such  disclosure  controls and procedures,  or caused such disclosure  controls and procedures to be designed under our  supervision,  to ensure that material  information  relating to the  registrant, including  its  consolidated  subsidiaries,  is  made  known  to  us  by  others  within  those  entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation;
         c) disclosed in this report any change in the  registrant’s  internal  control  over  financial  reporting that occurred during the registrant’s most recent fiscal quarter (the  registrant’s  fourth fiscal quarter in the case of an annual  report) that has  materially  affected,  or is  reasonably  likely to materially affect, the registrant’s internal control over financial reporting; and

5. The  registrant's  other  certifying  officer  and I have  disclosed,  based on our most  recent  evaluation  of internal  control  over  financial  reporting,  to  the  registrant's  auditors  and  the  audit  committee  of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant  deficiencies  and material  weaknesses in the design or operation of internal  control over financial  reporting  which are reasonably  likely to adversely  affect the  registrant’s  ability to record, process, summarize and report financial information; and
         b) any  fraud,  whether  or  not  material,  that  involves  management  or  other  employees  who  have a significant role in the registrant's internal control over financial reporting.

Date:    August 12, 2003                                       /s/ Edward J. Biebrich, Jr.
                                                              Edward J. Biebrich, Jr.
                                                              Chief Financial Officer

Exhibit 32.1

CERTIFICATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection  with the Quarterly  Report of CVB Financial  Corp.  (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities  and Exchange  Commission on the date hereof (the  “Report”),  I,
D. Linn Wiley, Chief Executive Officer of the Company,  certify,  pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)      The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities  Exchange Act of 1934; and

(2)      The  information  contained  in the Report  fairly  presents,  in all  material  respects,  the  financial condition and result of operations of the Company.

Date:    August 12, 2003                                               /s/ D. Linn Wiley
                                                                       D. Linn Wiley
                                                                       Chief Executive Officer

As signed original of this written  statement  required by Section 906 has been provided to CVB Financial Corp. and will be retained by CVB Financial  Corp.  and furnished to the Securities  and Exchange  Commissioner  on its staff upon request.

Exhibit 32.2

CERTIFICATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection  with the Quarterly  Report of CVB Financial  Corp.  (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities  and Exchange  Commission on the date hereof (the  “Report”),  I,
Edward J.  Biebrich,  Jr.,  Chief  Financial  Officer of the Company,  certify,  pursuant to 18 U.S.C.  § 1350,  as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)      The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities  Exchange Act of 1934; and

(2)      The  information  contained  in the Report  fairly  presents,  in all  material  respects,  the  financial condition and result of operations of the Company.

Date:    August 12, 2003                                               /s/ Edward J. Biebrich Jr.
                                                                       Edward J. Biebrich Jr.
                                                                       Chief Financial Officer

As signed original of this written  statement  required by Section 906 has been provided to CVB Financial Corp. and will be retained by CVB Financial  Corp.  and furnished to the Securities  and Exchange  Commissioner  on its staff upon request.