Form 10-Q
period 2003-09-30
CVB FINANCIAL CORP
filed 2003-11-12
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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
Yes _X_ No ___

Number of shares of common stock of the registrant: 44,030,364 outstanding as of November 10, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30,	December 31,
	2003	2002
ASSETS
Federal funds sold	-	$ 40,000
Investment securities available-for-sale	1,778,751	1,430,599
Investment in stock of Federal Home Loan Bank (FHLB)	39,448	21,900
Loans and lease finance receivables	1,629,775	1,446,009
Allowance for credit losses	(23,787)	(21,666)

Total earning assets	3,424,187	2,916,842
Cash and due from banks	126,018	124,973
Premises and equipment, net	31,683	29,413
Goodwill and other intangibles:
Amortizable	9,545	5,012
Non-amortizable	17,154	10,708
Cash value life insurance	15,370	12,845
Deferred tax assets	3,260	-
Accrued interest receivable	16,148	15,841
Other assets	18,462	7,777

TOTAL ASSETS	$ 3,661,827	$ 3,123,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$ 1,120,037	$ 958,671
Interest-bearing	1,493,821	1,351,293

Total deposits	2,613,858	2,309,964
Demand Note to U.S. Treasury	10,251	14,888
Short-term borrowings	398,000	196,000
Long-term borrowings	331,000	272,000
Deferred tax liabilities	-	5,332
Accrued interest payable	3,965	6,497
Deferred compensation	6,817	6,988
Funds due security purchase	-	25,970
Other liabilities	20,114	25,951

TOTAL LIABILITIES	3,384,005	2,863,590

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock (authorized, 20,000,000 shares
without par; none issued or outstanding)	-	-
Common stock (authorized, 78,125,000 shares
without par; issued and outstanding
44,077,664 (2003) and 43,533,129 (2002))	151,345	144,487
Retained earnings	112,645	89,678
Accumulated other comprehensive income, net of tax	13,832	25,656

Total stockholders' equity	277,822	259,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,661,827	$ 3,123,411

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$24,629	$24,030	$ 72,262	$ 66,337
Investment securities:
Taxable	11,780	12,073	36,966	35,609
Tax-preferred	3,938	4,071	12,088	12,127

Total investment income	15,718	16,144	49,054	47,736
Federal funds sold	1	157	41	478

Total interest income	40,348	40,331	121,357	114,551
Interest expense:
Deposits	3,723	5,938	12,505	16,545
Borrowings	5,191	5,022	15,632	14,552

Total interest expense	8,914	10,960	28,137	31,097

Net interest income before provision for credit losses	31,434	29,371	93,220	83,454
Provision for credit losses	-	-	-	-

provision for credit losses	31,434	29,371	93,220	83,454
Other operating income:
Service charges on deposit accounts	3,835	3,580	11,280	10,335
Wealth Management services	932	924	2,903	2,894
Investment services	340	355	1,129	1,071
Bankcard services	386	302	1,035	885
Other	1,260	835	2,952	2,500
Net gain on sale of securities	3,387	1,844	4,210	4,940

Total other operating income	10,140	7,840	23,509	22,625
Other operating expenses:
Salaries and employee benefits	10,498	9,617	30,393	26,766
Occupancy	1,771	1,602	4,944	4,731
Equipment	1,833	1,538	4,904	4,431
Stationary and supplies	1,262	993	3,546	2,981
Professional services	1,037	947	3,020	3,011
Promotion	1,040	721	3,205	2,544
Data processing	263	363	810	974
Other intangibles amortization	203	268	518	325
Other	3,380	1,145	5,544	2,949

Total other operating expenses	21,287	17,194	56,884	48,712

Earnings before income taxes	20,287	20,017	59,845	57,367
Income taxes	6,785	6,821	21,119	20,214

Net earnings	$13,502	$13,196	$ 38,726	$ 37,153

Basic earnings per common share	$ 0.31	$ 0.30	$ 0.89	$ 0.85

Diluted earnings per common share	$ 0.30	$ 0.29	$ 0.87	$ 0.83

Cash dividends per common share	$ 0.12	$ 0.14	$ 0.36	$ 0.42

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Dollars and shares in thousands)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income
Balance January 1, 2002	34,782	$ 146,108	$ 60,671	$ 13,969
Issuance of common stock	148	479
5-for-4 stock split	8,703
Repurchase of common stock	(100)	(2,100)
Tax benefit from exercise of stock options			62
Cash dividends			(20,800)
Comprehensive income:
Net earnings			49,745		$ 49,745
Other comprehensive income:
Unrealized gains on securities
available-for-sale, net of tax $8,463				11,687	11,687

Comprehensive income					$ 61,432

Balance December 31, 2002	43,533	144,487	89,678	25,656
Issuance of common stock	283	868
Acquisition of Kaweah National Bank	401	7,904
Repurchase of common stock	(139)	(2,745)
Tax benefit from exercise of stock options		831
Cash dividends			(15,759)
Comprehensive income:
Net earnings			38,726		$ 38,726
Other comprehensive loss:
Unrealized loss on securities
available-for-sale, net of tax ($8,562)				(11,824)	(11,824)

Comprehensive income					$ 26,902

Balance September 30, 2003	44,078	$ 151,345	$ 112,645	$ 13,832

        The Company reported unrealized gains on securities available-for-sale of $15.0 million, net of $10.8 million tax for the nine months ended September 30, 2002. Other comprehensive income for the nine months ended September 30, 2002 was $52.1 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2003	2002
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$126,806	$117,956
Service charges and other fees received	19,298	17,685
Interest paid	(31,196)	(34,433)
Cash paid to suppliers and employees	(49,431)	(55,251)
Income taxes paid	(17,300)	(18,984)

Net cash provided by operating activities	48,177	26,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	212,641	114,463
Proceeds from sales of MBS	20,538	147,641
Proceeds from repayment of MBS	544,202	151,445
Proceeds from repayment of investment securities available-for-sale	2,155	-
Proceeds from maturity of investment securities	6,985	-
Purchases of investment securities available-for-sale	(85,630)	(72,249)
Purchases of MBS	(1,105,569)	(371,005)
Purchases of FHLB stock	(17,286)	(3,067)
Net increase in loans	(117,054)	(23,952)
Proceeds from sales of premises and equipment	2,338	3
Purchase of premises and equipment	(6,125)	(2,454)
Purchase of Kaweah National Bank	(7,596)	-
Purchase of Western Security Bank & Golden West Enterprises	-	(8,125)
Other investing activities	(10,073)	(10,475)

Net cash used in investing activities	(560,474)	(77,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	245,567	166,787
Net (decrease) increase in time deposits	(22,947)	14,731
Advances from Federal Home Loan Bank	200,000	15,000
Repayment of advances from Federal Home Loan Bank	(121,000)	(25,000)
Net increase (decrease) in short-term borrowings	175,344	(23,421)
Cash dividends on common stock	(15,759)	(15,583)
Repurchase of common stock	(2,745)	(2,100)
Proceeds from exercise of stock options	868	372

Net cash provided by financing activities	459,328	130,786

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,969)	79,984
CASH AND CASH EQUIVALENTS, beginning of period	164,973	102,651

CASH AND CASH EQUIVALENTS BEFORE ACQUISTIONS	112,004	182,635
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
KAWEAH NATIONAL BANK	14,014
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
WESTERN SECURITY BANK, N.A	-	41,304
CASH AND CASH EQUIVALENTS PAID IN THE PURCHASE OF
GOLDEN WEST ENTERPRISES, INC	-	(268)

CASH AND CASH EQUIVALENTS, end of period	$126,018	$223,671

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Nine Months
	Ended September 30,
	2003	2002
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$38,726	$37,153
provided by operating activities:
Gain on sale of investment securities	(4,210)	(5,039)
Loss on sale of investment securities	-	99
(Gain) loss on sale of premises and equipment	66	9
Increase in cash value of life insurance	(533)	(690)
Net amortization of premiums on investment securities	14,518	6,773
Depreciation and amortization	2,437	4,383
Change in accrued interest receivable	(28)	(106)
Change in accrued interest payable	(2,597)	(3,337)
Change in other assets and liabilities	(202)	(12,272)

Total adjustments	9,451	(10,180)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,177	$26,973

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Kaweah National Bank:
Cash and cash equivalents acquired	$14,014
Fair value of assets acquired	85,444
Purchase price of acquisition	(15,500)

Liabilities assumed	$83,958

Purchase of Western Security Bank:
Cash and cash equivalents acquired		$41,304
Fair value of assets acquired		110,318
Purchase price of acquisition		(6,225)

Liabilities assumed		$145,397

Purchase of Golden West Enterprises, Inc.:
Cash and cash equivalents acquired		$(268)
Fair value of assets acquired		24,137
Purchase price of acquisition		(2,900)

Liabilities assumed		$20,969

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

        Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which is located in Costa Mesa, California, provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange, Los Angeles and Central Valley areas of Southern California. The Bank operates 37 Business Financial Centers (branches) with its headquarters located in the city of Ontario.

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

        Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2003, the Company had entered into commitments with certain customers amounting to $635.3 million compared to $450.3 million at December 31, 2002. Letters of credit at September 30, 2003, and December 31, 2002, were $39.3 million and $23.8 million, respectively.

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

        At September 30, 2003, impaired loans totaled $1.7 million. These loans were supported by collateral with a fair market value, net of prior liens, of $1.5 million.

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

        Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2003 and did not record any impairment of goodwill. At September 30, 2003 goodwill was $17.2 million (net of amortization of $5.3 million recorded prior to the adoption of SFAS No. 142). As of September 30, 2003, intangible assets that continue to be subject to amortization include core deposits of $9.5 million (net of $3.6 million of accumulated amortization), of which $5.1 million was a result of Kaweah National Bank acquisition on September 19, 2003. The Bank is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. Amortization expense for such intangible assets, excluding the Kaweah National Bank acquisition, was $518,000 for the nine months ended September 30, 2003. Estimated amortization expense, excluding Kaweah National Bank acquisition, for the remainder of 2003 is expected to be $203,000. Estimated amortization expense excluding Kaweah National Bank acquisition, for the succeeding five fiscal years is $814,000 for year one, $790,000 for year two, and $782,000 for the years three to five. The weighted average remaining life of intangible assets is approximately 5.0 years.

        Recent Acquisition – On September 19, 2003, the Company acquired 100% of the stock of Kaweah National Bank. The merger agreement provides for Kaweah National Bank to merge with and into Citizens Business Bank. Citizens Business Bank represents the continuing operation. The purchase price, including the cancellation of Kaweah stock options, was $15.5 million. The transaction was accounted for under purchase accounting. The Company issued 400,796 common shares or $7.9 million of its common stock to shareholders of Kaweah National Bank and paid the reminder of the acquisition price in cash.

        Kaweah National Bank was established in 1991 with its headquarters located in Visalia, California, with branches in Tulare, Porterville and McFarland. All of its offices are located in the Central Valley region of California. Kaweah National Bank had total assets of $86.7 million, total deposits of $81.7 million and total loans of $72.7 million as of September 19, 2003, the date of acquisition. Citizens Business Bank intends to continue the operations of these four branches along with a mortgage office in Hanford.

        Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at September 30, 2003 was 44,077,664. All 2002 earnings per share information has been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2002, which became effective January 3, 2003. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Nine Months
Ended September 30,

	2003			2002
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to
common stockholders	$38,726	43,752	$ 0.89	$37,153	43,612	$ 0.85
EFFECT OF DILUTIVE
SECURITIES
Incremental shares
from assumed exercise
of outstanding options		858	(0.02)		934	(0.02)

DILUTED EPS
Income available to
common stockholders	$38,726	44,610	$ 0.87	$37,153	44,546	$ 0.83

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Three Months
Ended September 30,

	2003			2002
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to
common stockholders	$13,502	43,747	$ 0.31	$13,196	43,632	$ 0.30
EFFECT OF DILUTIVE
SECURITIES
Incremental shares
from assumed exercise
of outstanding options		802	(0.01)		933	(0.01)

DILUTED EPS
Income available to
common stockholders	$13,502	44,549	$ 0.30	$13,196	44,565	$ 0.29

        Stock-Based Compensation — At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Net income, as reported	$ 13,502	$ 13,196	$ 38,726	$ 37,153
Deduct: Total stock-based employee compensation	109	183	434	371
expense determined under fair value based method for all
awards, net of related tax effects

Pro forma net income	$ 13,393	$ 13,013	$ 38,292	$ 36,782

Earnings per share:
Basic - as reported	$ 0.31	$ 0.30	$ 0.89	$ 0.85
Basic - pro forma	$ 0.31	$ 0.30	$ 0.88	$ 0.84
Diluted - as reported	$ 0.30	$ 0.29	$ 0.87	$ 0.83
Diluted - Pro Forma	$ 0.30	$ 0.29	$ 0.86	$ 0.83

        The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2003 was estimated on the date of the grant using the following weighted-average assumptions for 2003: (1) expected dividend yield of 2.40%; (2) risk-free interest rate of 2.85%; (3) expected volatility of 37.1%; and (4) expected lives of options of 7.0 years. There were 31,000 options granted during the first nine months in 2003.

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

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure — an amendment of FASB Statement No. 123,” which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of the provision of this statement to have a material effect on the Company’s operating results or financial position.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

        Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, the Company’s financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing the Company’s net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

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

        Goodwill and Intangible Assets: The Company has acquired entire banks and branches of banks. These acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. The Company records the assets acquired and liabilities assumed at their fair value. These fair values are arrived at by use of internal and external valuation techniques. The purchase price is allocated to the assets and liabilities, resulting in identifiable intangibles. Any excess purchase price after this allocation results in goodwill. Both goodwill and intangible assets are tested on an annual basis for impairment.

Recent Acquisition

        On September 19, 2003, the Company acquired 100% of the stock of Kaweah National Bank. The merger agreement provided for Kaweah National Bank to merge with and into Citizens Business Bank. Citizens Business Bank represents the continuing operation. The purchase price, including the cancellation of Kaweah stock options, was $15.5 million. The transaction was accounted for under purchase accounting. The Company issued 400,796 common shares or $7.9 million of its common stock to shareholders of Kaweah National Bank and paid the reminder of the acquisition price in cash.

        Kaweah National Bank was established in 1991 with its headquarters located in Visalia, California, with branches in Tulare, Porterville and McFarland. All of its offices are located in the Central Valley region of California. Kaweah National Bank had total assets of $86.7 million, total deposits of $81.7 million and total loans of $72.7 million as of September 19, 2003. Citizens Business Bank intends to continue the operations of these four branches along with a mortgage office in Hanford.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        The Company reported net earnings of $38.7 million for the nine months ended September 30, 2003. This represented an increase of $1.6 million or 4.23%, over net earnings of $37.2 million, for the nine months ended September 30, 2002. Basic earnings per share for the nine-month period increased to $.89 per share for 2003, compared to $0.85 per share for 2002. Diluted earnings per share increased to $.87 per share for the first nine months of 2003, compared to $0.83 per share for the same nine-month period last year. The annualized return on average assets was 1.55% for the first nine months of 2003 compared to a return on average assets of 1.82% for the nine months ended September 30, 2002. The annualized return on average equity was 18.99% for the nine months ended September 30, 2003, compared to a return of 20.44% for the nine months ended September 30, 2002.

        For the quarter ended September 30, 2003, the Company generated net earnings of $13.5 million. This represented an increase of $305,000 or 2.31%, over net earnings of $13.2 million, for the third quarter of 2002. Basic earnings per share increased to $0.31 per share for the third quarter of 2003 compared to $0.30 per share for the third quarter of 2002. Diluted earnings per share increased to $.30 per share for the third quarter of 2003, compared to $0.29 per share for the same three-month period last year. The annualized return on average assets was 1.51% for the third quarter of 2003 compared to a return on average assets of 1.90% for the same period last year. The annualized return on average equity was 19.26 % for the third quarter of 2003, compared to a return of 21.17% for the third quarter of 2002.

        During the nine months ended September 30, 2003, the Bank prepaid $75.0 million ($50.0 million in second quarter and $25.0 million in third quarter) in term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates. This resulted in aggregate prepayment penalties of $5.3 million. The borrowings had maturities ranging from September 15, 2004 to January 21, 2006 and a weighted average cost of 5.05%. The $75 million in term borrowings were replaced with $75.0 million in short-term borrowing with an average rate of approximately 1.00% and maturities for less than one-month. The Bank anticipates that the prepayment fee should be recovered with lower interest costs in 18 to 25 months depending on the direction and timing of changes in the interest rate environment. Also, the Bank anticipates extending the term of the $75 million short-term borrowings within the next twelve months.

        During the nine months ended September 30, 2003, the Company reversed an excess accrual of legal fees of $3.3 million as a result of the settlement of a lawsuit. This reversal was recorded as a reduction to other operating expenses.

        During the nine months ended September 30, 2003 and September 30, 2002, the Company had net gains on sales of securities of $2.7 million, net of $1.5 million income taxes and $3.2 million, net of $1.7 million income taxes, respectively. The net gains on sale of investments were taken, in both years, to reposition some of the securities in the Bank’s portfolios, which would not perform well under the current or anticipated yield environments.

        Net earnings, excluding the impact of gains or losses on sale of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, totaled $37.3 million for the nine months ended September 30, 2003. This represented an increase of $3.3 million, or 9.76%, compared to net earnings of $34.0 million for the first nine months of 2002. For the third quarter of 2003, net earnings, excluding the impact of gains or losses on sale of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, totaled $12.7 million. This represented an increase of $747,000, or 6.23%, from net earnings of $12.0 million for the third quarter of 2002.

        The following table reconciles the differences in net earnings with and without the net gains on sales of investment securities, the prepayment penalty, and the reversed excess legal fee accrual (there is no provision for credit and OREO losses recorded in the first nine months of 2003 and 2002) in conformity with accounting principles generally accepted in the United States of America:

Net Earnings Reconciliation
(Dollars in thousands)
For the Nine Months
Ended September 30,

	2003			2002
	Before Income	Income	Net	Before Income	Income	Net
	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings
Net Earnings excluding net gain on sale of
securities, the prepayment penalty, and
reversed excess legal fee accrual	$ 57,591	$ 20,324	$ 37,267	$ 52,427	$ 18,473	$ 33,954
Net gain on sale of securities	4,210	1,486	2,724	4,940	1,741	3,199
Prepayment penalty for FHLB advance	(5,256)	(1,855)	(3,401)	-	-	-
Reversed excess legal fee accrual	3,300	1,164	2,136	-		-

Net Earnings as reported	$ 59,845	$ 21,119	$ 38,726	$57,367	$20,214	$37,153

Net Earnings Reconciliation
(Dollars in thousands)
For the Three Months
Ended September 30,

	2003			2002
	Before Income	Income	Net	Before Income	Income	Net
	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings
Net Earnings excluding net gain on sale of
securities, the prepayment penalty, and
reversed excess legal accrual	$ 19,110	$ 6,380	$ 12,730	$ 18,173	$ 6,190	$ 11,983
Net gain on sale of securities	3,387	1,165	2,222	1,844	631	1,213
Prepayment penalty for FHLB advance	(2,210)	(760)	(1,450)	-	-	-
Reversed excess legal fee accrual	-		-	-		-

Net Earnings as reported	$ 20,287	$ 6,785	$ 13,502	$20,017	$6,821	$13,196

        The Company has presented net earnings without the realized gains or losses of investment securities, the prepayment penalties, and the reversed excess legal fee accrual to show shareholders the earnings from operations unaffected by the impact of these items. The purpose for this presentation is that it allows the reader to determine the profitability of the Company before the impact of items that may not be considered as normal operating items. By pointing this out the reader will be able to more easily determine the operational profit of the Company.

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

        The Company’s net interest income (before provision for credit losses) totaled $93.2 million for the nine months ended September 30, 2003. This represented an increase of $9.8 million, or 11.70%, over net interest income of $83.5 million for the same period in 2002. The increase in net interest income of $9.8 million resulted from an increase of $6.8 million in interest income and a reduction of $3.0 million in interest expense. The increase in interest income of $6.8 million resulted from the $600.5 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.38% for the first nine months of 2003 from 6.26% for the same period in 2002. The reduction of $3.0 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.80% for the first nine months of 2003 from 2.52% for the same period in 2002, which was offset by $432.4 million increase in average interest-bearing liabilities.

        Interest income totaled $121.4 million for the first nine months of 2003. This represented an increase of $6.8 million, or 5.94%, compared to total interest of $114.6 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets, which was offset by a decline in the average yield on earning assets.

        Interest expense totaled $28.1 million for the first nine months of 2003. This represented a decrease of $3.0 million, or 9.52%, over total interest expense of $31.1 million for the same period last year. The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities, which was offset by an increase in the average interest-bearing liabilities.

        For the third quarter ending September 30, 2003, the Company’s net interest income (before provision for credit losses) totaled $31.4 million. This represented an increase of $2.1 million, or 7.02%, over net interest income (before provision for credit losses) of $29.4 million for the same period in 2002. The increase in net interest income of $2.1 million for the third quarter of 2003 resulted from an increase of $16,000 in interest income and a $2.0 million reduction in interest expense. The increase in interest income of $16,000 resulted from the increase in average earning-assets of $724.7 million, which was offset by a decline in the average yield on earning assets to 5.06% for the third quarter of 2003 from 6.42% the same period in 2002. The reduction of $2.0 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.58% for the third quarter of 2003 from 2.60% the same period in 2002, which offset a $554.9 million increase in average interest-bearing liabilities.

        The increase in interest income for the third quarter ending September 30, 2003 as compared to the third quarter ending September 30, 2002 was primarily the result of the increase in average earning-assets, which was offset by a decline in the average yield on earning-assets. Interest income totaled $40.3 million for the third quarter of 2003. This represented an increase of $16,000, or 0.04%, compared to total interest income of $40.3 million for the same period last year.

        The decrease in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $8.9 million for the third quarter of 2003. This represented a decrease of $2.1 million, or 18.67%, over total interest expense of $11.0 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the third quarter of 2002 and 2003.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the nine-month and three-month periods ended September 30, 2003, and 2002. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest
Differentials
(amount in thousands)

                                                               Nine-month periods ended September 30,
                                                           2003                                     2002
                                            -----------------------------------------------------------------------------
                                                                       (Amounts in thousands)
                                               Average                                  Average
ASSETS                                         Balance      Interest     Rate           Balance     Interest      Rate
                                            -------------  ----------- ---------     -------------  ----------  ---------
Investment Securities
  Taxable (1)                               $  1,305,727 $     36,966     3.84%      $    930,825 $    35,609      5.12%
  Tax preferenced  (2)                           348,875       12,088     6.24%           327,279      12,127      6.67%
Federal Funds Sold                                 3,257           41     1.66%            44,158         478      1.43%
Loans (3) (4)                                  1,479,676       72,262     6.53%         1,234,762      66,337      7.18%
                                             -----------    ---------     -----      -------------   --------     ------
Total Earning Assets                           3,137,535      121,357     5.38%         2,537,024     114,551      6.26%
Total Non Earning Assets                         207,779                                  185,122
                                              -----------                             -------------
Total Assets                                $  3,345,314                             $  2,722,146
                                             =============                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                             $    939,725                             $    802,589
Savings Deposits (5)                             875,756 $      4,123     0.63%           758,014 $     7,290      1.29%
Time Deposits                                    556,636        8,382     2.01%           489,545       9,255      2.53%
                                               ---------      -------     -----       -----------   ---------     ------
Total Deposits                                 2,372,117       12,505     0.70%         2,050,148      16,545      1.08%
                                               ---------      -------     -----       -----------   ---------     ------
Other Borrowings                                 641,263       15,632     3.21%           393,739      14,552      4.87%
                                               ---------      -------     -----       -----------   ---------     ------
Interest Bearing Liabilities                   2,073,655       28,137     1.80%         1,641,298      31,097      2.52%
                                               ---------      -------     -----       -----------   ---------     ------
Total deposits and borrowings                  3,013,380                                2,443,887
Other Liabilities                                 59,354                                   35,196
Stockholders' Equity                             272,580                                  243,063
Total Liabilities and
                                            ------------                             ------------
  Stockholders' Equity                      $  3,345,314                             $  2,722,146
                                            =============                            =============

Net interest income                                      $     93,220                             $    83,454
                                                         =============                             =============

Net interest spread                                                       3.58%                                    3.74%
Net interest margin                                                       4.05%                                    4.46%
Net interest margin - tax equivalent                                      4.18%                                    4.63%
Net interest margin excluding loan fees                                   3.83%                                    4.28%
Net interest margin excluding loan fees - tax equivalent                  3.96%                                    4.45%

(1)Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2003 was 4.62% and 2002 was 4.94%
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2003, $5,154; 2002, $3,496
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2003, $1,633; 2002, $818
(5) Includes interest bearing demand and money market accounts

                                                            Three-month periods ended September 30,
                                                         2003                                     2002
                                         --------------------------------------   --------------------------------------
                                                                         (Amounts in thousands)
                                             Average                                  Average
ASSETS                                       Balance      Interest      Rate          Balance      Interest      Rate
                                         --------------  -----------  ---------   --------------  -----------  ---------
Investment Securities
  Taxable (1)                            $   1,441,983 $     11,780      3.36%    $     993,795 $     12,073      4.90%
  Tax preferenced  (2)                         355,113        3,938      5.99%          338,504        4,071      6.49%
Federal Funds Sold                                 210            1      1.86%           32,628          157      1.88%
Loans (3) (4)                                1,522,765       24,629      6.42%        1,230,454       24,030      7.75%
                                             ---------       ------      ----         ---------       ------      ----

Total Earning Assets                         3,320,071       40,348      5.06%        2,595,381       40,331      6.42%
Total Non Earning Assets                       230,161                                  155,380
                                               -------                                  -------
Total Assets                             $   3,550,232                            $   2,750,761
                                         =============                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                          $   1,008,109                            $     809,625
Savings Deposits (5)                           925,671 $      1,737      0.74%          784,978 $      2,567      1.30%
Time Deposits                                  549,346        1,986      1.43%          475,656        3,371      2.81%
                                               -------        -----      ----           -------        -----      ----
Total Deposits                               2,483,126        3,723      0.59%        2,070,259        5,938      1.14%
                                             ---------        -----      ----         ---------        -----      ----
Other Borrowings                               741,774        5,191      2.74%          401,206        5,022      4.90%
                                               -------        -----      ----           -------        -----      ----
Interest Bearing Liabilities                 2,216,791        8,914      1.58%        1,661,840       10,960      2.60%
                                             ---------        -----      ----         ---------       ------      ----
Total deposits and borrowings                3,224,900                                2,471,465
Other Liabilities                               47,149                                   32,031
Stockholders' Equity                           278,183                                  247,265
Total Liabilities and
                                         -------------                            -------------
  Stockholders' Equity                   $   3,550,232                            $   2,750,761
                                         =============                            =============

Net interest income                                    $     31,434                             $     29,371
                                                       ============                             ============

Net interest spread                                                      3.48%                                    3.82%
Net interest margin                                                      3.95%                                    4.70%
Net interest margin - tax equivalent                                     3.99%                                    4.75%
Net interest margin excluding loan fees                                  3.70%                                    4.48%
Net interest margin excluding loan fees - tax equivalent                 3.74%                                    4.53%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2003 was 4.44% and 2002 was 4.81%
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2003, $2,075; 2002, $1,448
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2003, $1,633; 2002, $818
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s taxable equivalent (TE) net interest margin was 4.18% for the first nine months of 2003, compared to 4.63% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Interest income as a percent of average earning assets decreased from 6.26% (TE) in the first nine months of 2002 to 5.38% (TE) in the same period of 2003, a decrease of 88 basis points
  Interest expense as a percent of average earning assets decreased from 1.63% in the first nine months of 2002 to 1.19% in the same period of 2003, a decrease of 44 basis points
  Decrease in average demand deposits (interest free deposits) as a percent of average earning assets from 31.64% in the first nine months of 2002 to 29.95% for the same period in 2003
  Increase in average interest-bearing liabilities as a percent of average earning assets from 64.69% (TE) in the first nine months of 2002 to 66.09% (TE) for the same period in 2003
  Increase in average borrowings as a percent of average earning assets from 15.52% in the first nine months of 2002 to 20.44% in the same period of 2003
  Decrease in average fed funds as a percent of average earning assets from 1.74% in the first nine months of 2002 to 0.10% in the same period of 2003

        It is difficult to attribute the above changes to any one factor. However, the declining interest rate environment is a significant factor. In addition, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs.

        Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.54 billion in the first nine months of 2002 to $3.14 billion in the same period in 2003. This represents a 23.67% increase for the first nine months of 2003 over the same period last year.

        For the third quarter of 2003 the Company’s taxable equivalent (TE) net interest margin was 3.99% as compared to 4.75% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of the Company’s ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. The Company’s net interest spread (TE) was 3.58% for the first nine months of 2003 and 3.74% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2003 resulted from a 88 basis point decrease in the yield on earning assets offset by a 72 basis point decrease in the cost of interest-bearing liabilities, thus generating a 16 basis point decrease in the net interest spread over the same period last year.

        For the third quarter of 2003 the Company’s net interest spread (TE) was 3.48% and 3.82% for the same period last year. The decrease in the net interest spread for the third quarter ended September 30, 2003 resulted from a 136 basis point decrease in the yield on earning assets offset by a 102 basis point decrease in the cost of interest-bearing liabilities, thus generating a 34 basis point decrease in the net interest spread over the same period last year.

        The yield (TE) on earning assets decreased to 5.38% for the first nine months of 2003, from 6.26% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets decreased to 47.16% in the first nine months of 2003 from 48.67% for the same period in 2002. Average investments as a percent of earning assets increased to 52.74% in the first nine months of 2003 from 49.59% for the same period in 2002. Average federal funds sold as a percent of earning assets decreased to 0.10% in the first nine months of 2003 from 1.74% for the same period in 2002. Investments and federal funds sold typically have a lower yield than loans. The Company was unable to generate quality loans at a pace necessary to achieve the desired increase its earning assets and as an alternative increased investments. The yield on loans for the first nine months of 2003 decreased to 6.53% as compared to 7.18% for the same period in 2002 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first nine months of 2003 decreased to 4.35% compared to 5.52% for the same period in 2002 as a result of the decreasing interest rate environment. The decrease in the yield on earning assets for the first nine months of 2003 was the result of lower yields on both loans and investments.

        The cost of average interest-bearing liabilities decreased to 1.80% for the first nine months of 2003 as compared to 2.52% for the same period in 2002, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 30.92% during the first nine months of 2003 as compared to 23.99% for the same period in 2002. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2003 decreased to 0.70% as compared to 1.08% for the same period in 2002, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first nine months of 2003 decreased to 3.21% as compared to 4.87% for the same period in 2002, also reflecting the decreasing interest rate environment.

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense

and Net Interest Income

(amounts in thousands)

Comparison of nine-month period
ended September 30, 2003 and 2002
Increase (decrease) in interest income or expense
due to changes in:

			Rate/
	Volume	Rate	Volume	Total
Interest Income:
Taxable investment securities	$ 15,532	$(9,870)	$(4,305)	$ 1,357
Tax-advantaged securities	3,393	(2,682)	(750)	(39)
Fed funds sold & interest-bearing
deposits with other institutions	(442)	74	(69)	(437)
Loans	13,158	(6,036)	(1,197)	5,925

Total interest on earning assets	31,641	(18,514)	(6,321)	6,806

Interest Expense:
Savings deposits	1,441	(5,709)	(886)	(5,154)
Time deposits	996	104	14	1,114
Other borrowings	9,148	(4,953)	(3,115)	1,080

Total interest on interest-bearing
liabilities	11,585	(10,558)	(3,987)	(2,960)

Net Interest Income	$ 20,056	$(7,956)	$(2,334)	$ 9,766

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

Comparison of three-month period
ended September 30, 2003 and 2002
Increase (decrease) in interest income or expense
due to changes in:

			Rate/
	Volume	Rate	Volume	Total
Interest Income:
Taxable investment securities	$ 5,100	$(3,796)	$(1,597)	$ (293)
Tax-advantaged securities	200	(317)	(16)	(133)
Fed funds sold & interest-bearing
deposits with other institutions	(152)	(2)	(2)	(156)
Loans	5,710	(4,125)	(986)	599

Total interest on earning assets	10,858	(8,240)	(2,601)	17

Interest Expense:
Savings deposits	461	(1,108)	(189)	(836)
Time deposits	522	(1,655)	(246)	(1,379)
Other borrowings	4,206	(2,184)	(1,853)	169

Total interest on interest-bearing liabilities	5,189	(4,947)	(2,288)	(2,046)

Net Interest Income	$ 5,669	$(3,293)	$ (313)	$ 2,063

Interest and Fees on Loans

        The Company’s major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans, totaled $72.3 million for the first nine months of 2003. This represented an increase of $5.9 million, or 8.93%, over interest and fees on loans of $66.3 million for the same period in 2002. The increase in interest and fees on loans for the first nine months of 2003 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 6.53% for the first nine months of 2003, compared to 7.18% for the same period in 2002. Deferred loan origination fees, net of costs, totaled $7.1 million at September 30, 2003. This represented an increase of $158,000, or 2.26%, from deferred loan origination fees, net of costs, of $7.0 million at September 30, 2002.

        For the third quarter of 2003 interest and fees on loans totaled $24.6 million. This represented an increase of $600,000, or 2.49%, over interest and fees on loans of $24.0 million for the same period in 2002. The increase was primarily due to increases in the average balance of loans offset by a lower interest rate environment.

        In general, the Company stops accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2003 and 2002.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. The Company recognized loan fee income of $5.2 million for the first nine months of 2003, as compared to $3.5 million for the same period in 2002, an increase of $1.7 million, or 47.43%.

        The Company recognized loan fee income of $2.1 million for the third quarter of 2003, as compared to $1.4 million for the same period in 2002, an increase of $627,000 or 43.30%.

Interest on Investments

        The second most important component of interest income is interest on investments, which totaled $49.1 million for the first nine months of 2003. This represented an increase of $1.3 million, or 2.76%, over interest on investments of $47.7 million for the same period in 2002. The increase in interest on investments for the first nine months of 2003 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies the Company employs directly affect the yield on the investment portfolio. The Company continually adjusts its investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 4.35% for the first nine months of 2003, compared to 5.52% for the same period in 2002 as a result of the decreasing interest rate environment, offset by the increase in the average investment portfolio.

        For the third quarter of 2003 interest income on investments totaled $15.7 million. This represented a decrease of $426,000, or 2.64%, over interest on investments of $16.1 million for the same period in 2002. The decrease in interest on investments for the third quarter of 2003 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The weighted-average yield (TE) on investments decreased to 3.89% for the third quarter of 2003, compared to 5.31% for the same period in 2002 as a result of the decreasing interest rate environment.

Provision for Credit Losses

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The Company did not make a provision for credit losses during the first nine months of 2003 or 2002 and the Company believes the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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

        Other operating income, including gain on the sale of investment securities, totaled $23.5 million for the first nine months of 2003. This represents an increase of $884,000, or 3.91%, from other operating income, including gain on the sale of investment securities, of $22.6 million for the same period in 2002. Other operating income, without gains on the sale of investment securities, increased $1.6 million or 9.13%, as compared to the same period of 2002. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 20.14% for the first nine months of 2003, as compared to 21.33% for the same period in 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 17.15% for the first nine months of 2003, as compared to 17.49% for the same period in 2002.

        For the third quarter of 2003 other operating income totaled $10.1 million. This represents an increase of $2.3 million, or 29.33% from other operating income of $7.8 million for the same period last year. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 24.39% for the third quarter of 2003, as compared to 21.07% for the same period in 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 17.69% for the third quarter of 2003, as compared to 16.95% for the same period in 2002.

        The following table reconciles the differences in other operating income and the percentage of net revenues with and without the net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

Other Operating Income Reconciliation
(Dollars in thousands)
For the Nine Months
Ended September 30,

	2003			2002
		Net gains			Net gains
	Without	on	Reported	Without	on	Reported
	gains	securities	earnings	gains	securities	earnings
Other Operating Income	$ 19,299	$4,210	$ 23,509	$ 17,685	$4,940	$ 22,625

Net Revenues	$112,519	$4,210	$116,729	$101,139	$4,940	$106,079

Percent of Other Operating
Income to Net Revenues	17.15%	100.00%	20.14%	17.49%	100.00%	21.33%

Other Operating Income Reconciliation
(Dollars in thousands)
For the Three Months
Ended September 30,

	2003			2002
		Net gains			Net gains
	Without	on	Reported	Without	on	Reported
	gains	securities	earnings	gains	securities	earnings
Other Operating Income	$ 6,754	$3,387	$10,141	$ 5,996	$1,844	$ 7,840

Net Revenues	$38,188	$3,387	$41,575	$35,367	$1,844	$37,211

Percent of Other Operating
Income to Net Revenues	17.69%	100.00%	24.39%	16.95%	100.00%	21.07%

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

        Service charges on deposit accounts totaled $11.3 million in the first nine months of 2003. This represented an increase of $945,000, or 9.14% over service charges on deposit accounts of $10.3 million for the same period in 2002. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first nine months of 2003 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 47.98% of other operating income in the first nine months of 2003, as compared to 45.68% in the same period in 2002.

        For the third quarter of 2003 service charges on deposit accounts totaled $3.8 million. This represents an increase of $255,000, or 7.12% from service charges of $3.6 million for the same period last year. Service charges on deposit accounts represented 37.82% of other operating income in the third quarter of 2003, as compared to 45.66% in the same period in 2002.

        The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Asset values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in recent years the Wealth Management Division generated fees of $2.9 million in the first nine months of 2003. Fees generated by the Wealth Management Division in the first nine months of 2003 increased $9,000, or 31 basis points over fees generated by the Wealth Management Division of $2.9 million in the same period in 2002. Fees generated by the Wealth Management Division represented 12.35% of other operating income in the first nine months of 2003, as compared to 12.79% for the same period in 2002.

        For the third quarter of 2003 fees generated by the Wealth Management Division totaled $932,000. This represents an increase of $8,000, or 87 basis points from wealth management income of $924,000 for the same period last year. Fees generated by the Wealth Management Division represented 9.19% of other operating income in the third quarter of 2003, as compared to 11.78% in the same period in 2002.

        Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $1.1 million in the first nine months of 2003. This represented an increase of $58,000, or 5.42%, over fees generated of $1.1 million for the same period in 2002. Fees generated by Investment Services represented 4.80% of other operating income in the first nine months of 2003, as compared to 4.73% for the same period in 2002.

        For the third quarter of 2003 fees generated by Investment Services totaled $340,000. This represents a decrease of $15,000, or 4.23% from investment services income of $355,000 for the same period last year. Fees generated by the investment services represented 3.35% of other operating income in the third quarter of 2003, as compared to 4.53% in the same period in 2002. As interest rates have fallen, Investment Services customers’ incentive to use their services have decreased which is the primary reason for the decline in fees generated in the third quarter.

        Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $1.0 million in the first nine months of 2003. This represented an increase of $150,000, or 16.95%, over fees generated of $885,000 for the same period in 2002. Fees generated by Bankcard represented 4.40% of other operating income in the first nine months of 2003, as compared to 3.91% for the same period in 2002. The increase in Bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

        For the third quarter of 2003 fees generated by Bankcard totaled $386,000. This represents an increase of $84,000, or 27.81% from Bankcard income of $302,000 for the same period last year. Fees generated by Bankcard represented 3.81% of other operating income in the third quarter of 2003, as compared to 3.85% in the same period in 2002.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc, was $3.0 million in the first nine months of 2003. This represented an increase of $452,000, or 18.08%, over other fees and income generated of $2.5 million for the same period in 2002. Total revenue from Community Trust Deed Services was approximately $67,000 in the first nine months of 2003 and $87,000 for the same period in 2002. CVB Ventures, Inc., a subsidiary of the Company, had revenues of $42,000 in the first nine months of 2003 and $41,000 for the same period in 2002. Other fees and income represented 12.56% of other operating income in the first nine months of 2003, as compared to 11.05% for the same period in 2002.

        For the third quarter of 2003 other fees and income totaled $1.3 million. This represents an increase of $425,000, or 50.90% from other fees and income of $835,000 for the same period last year. Other fees and income represented 12.43% of other operating income in the third quarter of 2003, as compared to 10.65% in the same period in 2002.

        The sale of securities generated income totaling $4.2 million in the first nine months of 2003, and $4.9 million for the same period in 2002. A profit or loss on the sale of securities is usually an outcome of the execution of an investment portfolio strategy, rather than the purpose of a sale. During the third quarter of 2003, the Company continued to execute a strategy to reposition some of the securities in the Bank’s portfolio, which would not perform well under the current yield environment.

        For the third quarter of 2003 the sale of securities generated income totaling $3.4 million. This represents an increase of $1.5 million, or 83.68% from income of $1.8 million for the same period last year.

Other Operating Expenses

        Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, and other expenses, including prepayment penalties. Other operating expenses totaled $56.9 million for the first nine months of 2003. This represents an increase of $8.2 million, or 16.78%, from other operating expenses of $48.7 million for the same period in 2002.

        For the third quarter of 2003 other operating expenses totaled $21.3 million. This represents an increase of $4.1 million, or 23.80% from income of $17.2 million for the same period last year.

        During the nine months ended September 30, 2003, the Bank prepaid $75.0 million ($50.0 million in second quarter and $25.0 million in third quarter) in term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates. This resulted in aggregate prepayment penalties of $5.3 million. The borrowings had maturities ranging from September 15, 2004 to January 21, 2006 and a weighted average cost of 5.05%. The $75 million in term borrowings were replaced with $75.0 million in short-term borrowing with an average rate of approximately 1.00% and maturities for less than one-month. The Bank anticipates that the prepayment fee should be recovered with lower interest costs in 18 to 25 months depending on the direction and timing of changes in the interest rates environment. Also, the Bank anticipates extending the term of the $75 million short-term borrowings within the next twelve months.

        During the nine months ended September 30, 2003, the Company reversed an excess accrual of legal fees of $3.3 million as a result of the settlement of a lawsuit. This reversal was recorded as a reduction to other operating expenses.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Management’s ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.27% for the first nine months of 2003, compared to a ratio of 2.39% for the same period in 2002. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

        Management’s ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2003, the efficiency ratio was 48.73%, compared to a ratio of 45.92% for the same period in 2002. The increase is primarily due to the net impact of gains on the sale of securities, the prepayment penalties, and the reversed excess legal fee accrual. Without such items, the efficiency ratio would have been 48.82% as compared to 48.16%. The increase in the ratio mainly due to additional expenses as a result of the acquisition of Kaweah National Bank and increases in salaries and employee benefits expenses resulted from increased staffing levels.

        For the third quarter of 2003 the efficiency ratio increased to 51.20% as compared to 46.21% for the same period last year. Without the gains on the sale of securities, the prepayment penalties, and the reversed excess legal fee accrual, the efficiency ratio would have been 49.96% as compared to 48.62% for the same period last year.

        The following table reconciles the differences in operating efficiency ratio with and without the net gains on sales of investment securities, prepayment penalties, and the reversed excess legal fee accrual in conformity with accounting principles generally accepted in the United States of America:

Operating Efficiency Ratio Reconciliation
(Dollars in thousands)
For the Nine Months
Ended September 30,

	2003			2002
	Other		Operating	Other		Operating
	Operating	Net	Efficiency	Operating	Net	Efficiency
	Expense	Revenues	Ratio	Expense	Revenues	Ratio
Without net gain on sale of securities, the prepayment penalty, and reversed excess
legal fee accrual	$ 54,928	$112,519	48.82%	$48,712	$101,139	48.16%
Net gain on sale of securities		4,210			4,940
Prepayment penalty for FHLB advance	5,256			-
Reversed excess legal fee accrual	(3,300)			-

Reported Amount	$ 56,884	$116,729	48.73%	$48,712	$106,079	45.92%

Operating Efficiency Ratio Reconciliation
(Dollars in thousands)
For the Three Months
Ended September 30,

	2003			2002
	Other		Operating	Other		Operating
	Operating	Net	Efficiency	Operating	Net	Efficiency
	Expense	Revenues	Ratio	Expense	Revenues	Ratio
Without net gain on sale of securities and
the prepayment penalty	$ 19,077	$ 38,187	49.96%	$ 17,194	$ 35,367	48.62%
Net gain on sale of securities		3,387			1,844
Prepayment penalty for FHLB advance	2,210			-

Reported Amount	$ 21,287	$ 41,574	51.20%	$ 17,194	$ 37,211	46.21%

        The Company has presented the operating efficiency ratio without the realized gains or losses of investment securities, the prepayment penalties, and the reversed excess legal fee accrual to show shareholders the earnings from operations unaffected by the impact of these items. The purpose for this presentation is that it allows the reader to determine the profitability of the Company before the impact of items that may not be considered as normal operating items. While the Company may have small gains or losses from the sales of securities on an ongoing basis, management feels it is important to indicate those times when the dollar amount is exceptionally high. By pointing this out the reader will be able to more easily determine the operational profit of the Company. The net gains on sale of investments were taken, in both years, to reposition some of the securities in the Bank’s portfolios, which would not perform well under the current or anticipated yield environments.

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $30.4 million for the first nine months of 2003. This represented an increase of $3.6 million, or 13.55%, over salaries and related expenses of $26.8 million for the same period in 2002. The increases for 2003 primarily resulted from increased staffing levels and annual salary adjustments. At September 30, 2003, the Company employed 641 full time equivalent employees, compared to 599 full time equivalent employees at September 30, 2002. Salaries and related expenses as a percent of average assets decreased to 1.21% for the first nine months of 2003, compared to 1.31% for the same period in 2002. For the third quarter of 2003 salaries and related expenses totaled $10.5 million. This represents an increase of $881,000, or 9.16% from salaries and related expenses of $9.6 million for the same period last year. The increases for the third quarter of 2003 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.17% for the third quarter of 2003, compared to 1.39% for the same period in 2002.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $4.9 million for the first nine months of 2003. This represented an increase of $213,000, or 4.50%, over occupancy expense of $4.7 million for the same period in 2002. For the third quarter of 2003 occupancy expense totaled $1.8 million. This represents an increase of $169,000, or 10.54% from occupancy expense of $1.6 million for the same period last year. The increase in occupancy expense is primarily due to the acquisition of Kaweah National Bank, the opening of the Bank’s business financial centers in the California’s central valley and the on-going remodeling and upkeep of the Company’s facilities. Equipment expense totaled $4.9 million for the first nine months of 2003. This represented an increase of $473,000, or 10.67%, over the $4.4 million expense for the same period in 2002. For the third quarter of 2003 equipment expense totaled $1.8 million. This represents an increase of $295,000, or 19.18% from equipment expense of $1.5 million for the same period last year. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

        Stationary and supplies expense totaled $3.5 million for the first nine months of 2003. This represented an increase of $565,000, or 18.95%, over the expense of $3.0 million for the same period in 2002. For the third quarter of 2003 stationary and supplies expense totaled $1.3 million. This represents an increase of $269,000, or 27.10% from stationary and supplies expense of $1.0 million for the same period last year.

        Professional services totaled $3.0 million for the first nine months of 2003. This represented an increase of $9,000 or 0.30%, over an expense of $3.0 million for the same period in 2002. For the third quarter of 2003 professional services totaled $1.0 million. This represents an increase of $90,000, or 9.50% from professional services of $947,000 for the same period last year.

        Promotion expense totaled $3.2 million for the first nine months of 2003. This represented an increase of $661,000, or 25.98%, from an expense of $2.5 million for the same period in 2002. For the third quarter of 2003 promotional expense totaled $1.0 million. This represents an increase of $319,000, or 44.24% from promotional expense of $721,000 for the same period last year. The increase in promotional expenses was primarily due to the acquisition of four business financial centers from Kaweah National Bank, the opening of the Bank’s business financial centers in Bakersfield, and Fresno and our entrance into California’s central valley.

        Data processing expense totaled $810,000 for the first nine months of 2003. This represented a decrease of $164,000, or 16.84%, from an expense of $974,000 for the same period in 2002. For the third quarter of 2003 data processing expense totaled $263,000. This represents a decrease of $100,000, or 27.56% from data processing expense of $363,000 for the same period last year.

        The amortization expense of intangibles totaled $518,000 for the first nine months of 2003 and $325,000 for the same period in 2002. This represents an increase of $193,000, or 59.38%. The increase in 2003 is a result of the amortizable intangible assets due to the premium on core deposits from the acquisition of Western Security Bank in June 2002. For the third quarter of 2003 the amortization expense of intangibles totaled $203,000. This represents a decrease of $65,000, or 24.25% from amortization expense of goodwill and intangibles of $268,000 for the same period last year.

        Other operating expense totaled $5.5 million for the first nine months of 2003. This represented an increase of $2.6 million, or 88.00%, from an expense of $2.9 million for the same period in 2002. The increase in 2003 was primarily due to prepayment penalties of $5.3 million as a result of prepayment of $75.0 million term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates, offset by $3.3 million reversal of excess legal fee accrual as a result of the settlement of a lawsuit. For the third quarter of 2003 other operating expense totaled $3.4 million. This represents an increase of $2.2 million, or 195.20% from other operating expense of $1.1 million for the same period last year. The increase in the third quarter of 2003 was primarily due to prepayment penalties of $2.2 million as a result of prepaid $25.0 million term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates.

Income Taxes

        The Company’s effective tax rate for the first nine months of 2003 was 35.29%. This compares to effective tax rate of 35.24% for the same period in 2002. These rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $3.66 billion at September 30, 2003. This represented an increase of $538.4 million, or 17.24%, over total assets of $3.12 billion at December 31, 2002. Earning assets totaled $3.42 billion at September 30, 2003. This represented an increase of $507.3 million, or 17.39%, over earning assets of $2.92 billion at December 31, 2002. Total liabilities were $3.38 billion at September 30, 2003. This represented an increase of $520.4 million, or 18.17%, over total liabilities of $2.86 billion at December 31, 2002. Total equity was $277.8 million at September 30, 2003. This represented an increase of $18.0 million, or 6.93%, over total equity of $259.8 million at December 31, 2002.

Investment Securities

        The Company reported total investment securities of $1.82 billion at September 30, 2003. This represented an increase of $365.7 million, or 25.18%, over total investment securities of $1.45 billion at December 31, 2002. Investment securities comprise 53.10% of the Company’s total earning assets at September 30, 2003.

        In March of 2003, the Company executed a strategy of pre-investing (investing cash flow prior to receipt of the cash) nine months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next nine months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) of approximately $250.0 million with the intent to repay the borrowings with the future cash flows as they come due. The Company continues to pre-invest its cash flows 30 days in advance of its receipt.

        In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At September 30, 2003, securities held as available-for-sale had a fair market value of $1.78 billion, representing 97.83% of total investment securities with an amortized cost of $1.75 billion. At September 30, 2003, the net unrealized holding gains on securities available-for-sale was $23.8 million and that resulted in accumulated other comprehensive income of $13.8 million (net of $10.0 million in deferred taxes). At December 31, 2002, the Company reported net unrealized gains on investment securities available-for-sale of $44.2 million and accumulated other comprehensive income of $25.7 million (net of deferred taxes of $18.5 million).

Table 3 sets forth investment securities at September 30, 2003 and December 31, 2002.

Table 3 — Composition of Investment Securities
(dollars in thousands)

                                                                              September 30, 2003                                                 December 31, 2002
                                                            ---------------------------------------------------------         ------------------------------------------------------

                                                            Amortized      Market Value    Net Unrealized       Total         Amortized    Market Value  Net Unrealized       Total
                                                              Cost                           Gain/(Loss)       Percent           Cost                      Gain/(Loss)       Percent
                                                            ---------      ------------    --------------      -------        ---------    ------------  --------------     --------
Investment Securities Available-for-Sale:

  U.S. Treasury securities                                 $        500     $        504     $         4          0.03%        $      499    $      503     $         4          0.03%

  Mortgage-backed securities                                  1,073,981        1,077,439           3,458         59.26%           553,148       571,130          17,982         39.32%

  CMO's / REMIC's                                               312,366          314,568           2,202         17.30%           336,228       341,930           5,702         23.54%

  Government agency securities                                   36,586           37,091             505          2.04%            30,554        31,377             823          2.16%

  Tax-effected securities                                       330,626          348,304          17,678         19.16%           328,557       345,608          17,051         23.79%

  Corporate bonds                                                     -                -               -          0.00%           136,533       139,206           2,673          9.58%

  Other  securities                                                 845              845               -          0.05%               845           845               -          0.06%
                                                                    ---              ---            ---           ----                ---           ---             ---          ----
    Total Investment Securities Available-for-Sale            1,754,904        1,778,751          23,847         97.84%         1,386,364     1,430,599          44,235         98.48%

  Investment in stock of Federal Home Loan Bank                  39,448           39,448               -          2.16%            21,900        21,900               -          1.52%
                                                                 ------           ------            ----          ----             ------        ------            ----          ----
  Total Investment Securities                               $ 1,794,352    $   1,818,199     $    23,847        100.00%      $  1,408,264   $ 1,452,499     $    44,235        100.00%
                                                            ===========    =============     ===========        ======       ============   ===========     ===========        ======

        The weighted-average yield on the investment portfolio at September 30, 2003 was 4.35% with a weighted-average life of 3.59 years. This compares to a yield of 5.49% at December 31, 2002 with a weighted-average life of 2.82 years and a yield of 5.52% at September 30, 2002 with a weighted-average life of 3.15 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Loans

        At September 30, 2003, the Company reported total loans, net of deferred loan fees, of $1.63 billion. This represents an increase of $183.8 million, or 12.71%, over total loans, net of deferred loan fees, of $1.45 billion at December 31, 2002. Total loans, net of deferred loan fees, comprise 47.60% of the Company’s total earning assets.

Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	September 30, 2003		December 31, 2002
Commercial and Industrial	$ 835,512	51.0%	$ 688,509	47.5%
Real Estate:
Construction	141,253	8.6%	105,486	7.3%
Mortgage	380,527	23.3%	396,707	27.4%
Consumer, net of unearned discount	53,142	3.3%	26,750	1.8%
Municipal lease finance receivables	34,711	2.1%	17,852	1.2%
Agribusiness	191,781	11.7%	214,849	14.8%

Gross Loans	1,636,926	100.0%	1,450,153	100.0%
Less:
Allowance for credit losses	(23,787)		(21,666)
Deferred net loan fees	(7,151)		(4,144)

Net Loans	$ 1,605,988		$ 1,424,343

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

Non-performing Assets

        As set forth in Table 5, non-performing assets, which include non-performing loans plus other real estate owned (foreclosed property) were $1.6 million at September 30, 2003, an increase of $809,000, or 98.18% from $824,000 at December 31, 2002. Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans were $1.6 million at September 30, 2003. This represented an increase of $809,000, or 98.18%, from the level of non-performing loans at December 31, 2002. In addition, the Company had loans classified as impaired at September 30, 2003 totaling $1.7 million. This represents a decrease of $3.0 million, or 64.49%, compared to loans classified as impaired of $4.7 million at December 31, 2002.

        Although management believes that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-performing Assets (dollar amount in thousands)

	September 30, 2003	December 31, 2002
Non-accrual loans	$1,633	$190
Loans past due 90 days or more
and still accruing interest	-	634
Restructured loans	-	-
Other real estate owned (OREO), net	-	-

Total non-performing assets	$1,633	$824

Percentage of non-performing assets
to total loans outstanding and OREO	0.10%	0.06%
Percentage of non-performing
assets to total assets	0.04%	0.03%

        Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) the Bank’s management is not aware of any loans as of September 30, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank’s management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

        At September 30, 2003 and December 31, 2002, the Company held no properties as other real estate owned.

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

        In accordance with SFAS No. 142, the Company has determined the fair value of all reporting units assigned goodwill or intangible assets. In the assessment of fair value, the present value technique was used. The assessment takes into account all assets, liabilities, and financial derivatives and then discounts their future cash flows (principal and interest) back to current values taking into account future maturities and/or scheduled future repricings in the analysis. In some cases third party information sources were relied on to complete the analysis. This includes the establishment of discount factors that represent current market indications for various assets and liabilities. The Company completed its annual impairment test as of June 30, 2003 and did not record any impairment of goodwill.

Deposits

        The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

        At September 30, 2003, total deposits were $2.61 billion. This represented an increase of $303.9 million, or 13.16%, from total deposits of $2.31 billion at December 31, 2002. Average total deposits for the first nine months of 2003 were $2.37 billion. This represented an increase of $322.0 million, or 15.70%, from average total deposits of $2.05 billion for the nine months ended September 30, 2002. The comparison of average balances for the first nine months of 2003 is more representative of the Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	September 30, 2003		December 31, 2002
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,120,037	42.8%	$958,671	41.5%
Interest bearing deposits
Savings Deposits	916,130	35.1%	784,700	34.0%
Time deposits	577,691	22.1%	566,593	24.5%

Total deposits	$2,613,858	100.0%	$2,309,964	100.0%

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.12 billion at September 30, 2003, representing an increase of $161.4 million, or 16.83%, from total demand deposits of $958.7 million at December 31, 2002. Average demand deposits for the first nine months of 2003 were $939.7 million. This represented an increase of $137.1 million, or 17.09%, from average demand deposits of $802.6 million for the first nine months of 2002. Non-interest-bearing demand deposits represented 42.85% of total deposits as of September 30, 2003 and 41.50% of total deposits as of December 31, 2002.

        Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $916.1 million at September 30, 2003, representing an increase of $131.4 million, or 16.75%, from savings deposits of $784.7 million at December 31, 2002.

        Time deposits totaled $577.7 million at September 30, 2003 of which $40.5 million were brokered. This represented an increase of $11.1 million, or 1.96%, over total time deposits of $566.6 million at December 31, 2002.

Borrowed Funds

        To achieve the desired growth in earning assets and to fully utilize its capital, the Company funds that growth through generating sources of funds. The first source of funds the Company pursues is non-interest-bearing deposits (the lowest cost of funds to the Company), next the Company pursues the growth in interest-bearing deposits and finally the Company supplements the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 21.28% as of September 30, 2003, as compared to 15.74% as of December 31, 2002.

        During 2003 and 2002, the Bank also entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $398.0 million and $196.0 million under these agreements at September 30, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 1.81% and 2.98% at September 30, 2003 and December 31, 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

        During 2003 and 2002, the Bank entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. The Bank had outstanding balances of $331.0 million and $272.0 million under these agreements at September 30, 2003 and December 31, 2002, respectively. The weighted average annual interest rate was 3.45% and 5.07% at September 30, 2003 and December 31, 2002, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.

        The Bank also entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On September 30, 2003 and December 31, 2002 the amounts held by the bank in the TT&L Note Option Program were $10.3 million and $14.9 million, collateralized by securities, respectively. The amounts are payable on demand. The Bank borrows at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At September 30, 2003, borrowed funds totaled $729.0 million. This represented an increase of $261.0 million, or 55.77%, from total borrowed funds of $468.0 million at December 31, 2002.

        As stated in the “Investment Securities” section, in March of 2003, the Company executed a strategy of pre-investing (investing cash flow prior to receipt of the cash) nine months of future cash flows amounting to approximately $350.0 million. The purpose of this strategy was to capture current interest rates in anticipation of a lower interest rate environment over the next nine months. In order to facilitate this strategy the Company entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) of approximately $250.0 million with the intent to repay the borrowings with the pre-invested cash flows as they come due. The Company continues to pre-invest its cash flows 30 days in advance of its receipt.

Capital Resources

        Historically, the Company’s primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Company’s equity capital was $277.8 million at September 30, 2003. This represented an increase of $18.0 million, or 6.93% over equity capital of $259.8 million at December 31, 2002. The Company’s 2002 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 15 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. During 2002, the Company repurchased 100,000 shares of common stock for the total price of $2.1 million. During 2003, the Company repurchased an additional 139,200 shares of common stock for the total price of $2.7 million. As of September 30, 2003, 1.76 million shares are available to be repurchased in the future.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2003, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2003, and December 31, 2002.

Table 6 — Regulatory Capital Ratios

	Required Minimum	September 30, 2003		December 31, 2002
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	10.28%	10.16%	10.18%	10.22%
Total	8.00%	11.34%	10.10%	11.21%	11.25%
Leverage ratio	4.00%	6.66%	6.55%	7.56%	7.59%

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

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first nine months of 2003 and 2002. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In management’s judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

        At September 30, 2003, the Company reported an allowance for credit losses of $23.8 million. This represented an increase of $2.1 million, or 9.79%, from the allowance for credit losses of $21.7 million at December 31, 2002. The increase is due to the $2.8 million allowance for credit losses from the acquisition of Kaweah National Bank and net charge-offs of $649,000.

        At September 30, 2003, the Company had loans classified as impaired totaling $1.7 million. This represents a decrease of $3.1 million, or 64.49%, compared to loans classified as impaired of $4.7 million at December 31, 2002. Impaired loans measured, as a percent of gross loans equaled 0.10% and 0.33%, at September 30, 2003 and December 31, 2002 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $1.6 million at September 30, 2003. This represented an increase of $809,000, or 98.18%, from non-performing loans of $824,000 at December 31, 2002. Non-performing loans measured, as a percent of gross loans, equaled 0.10% and 0.06%, at September 30, 2003 and December 31, 2002, respectively. Nonaccrual loans increased $1.4 million, or 759.47%, to $1.6 million at September 30, 2003, from $190,000 at December 31, 2002.

      TABLE 7 — Summary of Credit Loss Experience

      (amounts in thousands)

	Nine-months ended September 30,
	2003	2002
Amount of Total Loans at End of Period (1)	$1,629,775	$1,332,835

Average Total Loans Outstanding (1)	$1,479,676	$1,234,762

Allowance for Credit Losses at Beginning of Period:
Citizens Business Bank	$ 21,666	$ 20,469
Acquisition of Western Security Bank	-	2,325
Acquisition of Kaweah National Bank	2,770	-
Loans Charged-Off:
Real Estate Loans	243	147
Commercial and Industrial	1,344	915
Consumer Loans	86	225

Total Loans Charged-Off	1,673	1,287

Recoveries:
Real Estate Loans	244	611
Commercial and Industrial	703	474
Consumer Loans	77	52

Total Loans Recovered	1,024	1,137
Net Loans Charged-Off	649	150

Provision Charged to Operating Expense	-	-

Allowance for Credit Losses at End of period	$ 23,787	$ 22,644

(1) Net of deferred loan fees
Net Loans Charged-Off to Average Total Loans*	0.06%	0.02%
Net Loans Charged-Off to Total Loans at End of Period*	0.05%	0.02%
Allowance for Credit Losses to Average Total Loans	1.61%	1.83%
Allowance for Credit Losses to Total Loans at End of Period	1.46%	1.70%
Net Loans Charged-Off to Allowance for Credit Losses*	3.64%	0.88%
Net Loans Charged-Off to Provision for Credit Losses	-	-

* Net Loan Charge-Off amounts are annualized.

        While management believes that the allowance at September 30, 2003, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        In the normal course of its business activities, the Company is exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future commitments or that the Company may be more reliant on alternative funding sources such as long-term debt. Financial products that expose the Company to market risk includes securities, loans, deposits, and debts.

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

        The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. In general, when the Bank reports a positive gap in the short-term period and negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

        Approximately $1.08 billion, or 59.26%, of the total investment portfolio at September 30, 2003 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Bank may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Bank may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company's net interest income sensitivity analysis as of September 30, 2003:
Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+200 basis points	(4.41%)
-200 basis points	(0.97%)

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

Contractual Obligations and Commitments

        At September 30, 2003, the Bank had commitments to extend credit of approximately $635.3 million and obligations under letters of credit of $39.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

        The following table summarizes the commitments by expiration period:

September 30, 2003		Amount of Commitment Expiration Per Period
	Total	Less Than	One Year	Threes Year	After
	Amounts	One	to Three	to Five	Five
	Committed	Year	Years	Years	Years
Commitment to extend credit	$635,344,298	$447,854,247	$64,066,948	$22,650,446	$100,772,657
Obligations under letters of credit	39,330,587	21,451,169	17,879,418

Total	$674,674,885	$469,305,416	$81,946,366	$22,650,446	$100,772,657

        The Bank has available lines of credit totaling $355.0 million from certain financial institutions, and lease obligations totaling $12.7 million. The following indicates the expiration periods for these items:

September 30, 2003		Amount of Lines of Credit and Leases Expiration Per Period
	Total	Less Than	One Year	Threes Year	After
	Amounts	One	to Three	to Five	Five
	Committed	Year	Years	Years	Years
Available lines of
credit	$355,000,000	$355,000,000	$	$	$
Leases	12,672,566	3,025,962	4,812,689	2,533,665	2,300,250

Total	$367,672,566	$358,025,962	$4,812,689	$2,533,665	$2,300,250

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

        Net cash provided by operating activities totaled $48.2 million for the first nine months of 2003, compared to $27.0 million for the same period last year. The increase was primarily the result of the interest received, offset by cash paid to suppliers and employees.

        Net cash used in investing activities totaled $560.5 million for the first nine months of 2003, compared to $77.8 million used by investing activities for the same period in 2002. The increase was primarily the result of an increase in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

        Funds provided by financing activities totaled $459.3 million for the first nine months of 2003, compared to funds provided by financing activities of $130.8 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of an increase in borrowings and transaction deposits during the period.

        At September 30, 2003, cash and cash equivalents totaled $126.0 million. This represented a decrease of $97.7 million, or 43.66%, from a total of $223.7 million at September 30, 2002.

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2003, the Bank’s loan to deposit ratio averaged 62.37%, compared to an average ratio of 60.22% for the same period in 2002.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2003, approximately $75.3 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

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

        During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1   -        Legal Proceedings
                  Not Applicable

Item 2   -        Changes in Securities

                  On September 19, 2003, CVB issued 400,796 shares of its common stock to the  shareholders  of Kaweah National Bank in connection with the merger of Kaweah National Bank ("Kaweah") with and into CVB's wholly-owned  subsidiary,  Citizens
                  Business  Bank. A public  hearing upon the fairness of the terms and conditions of such issuance was held in front of the California Department of Corporations.  The shares were issued pursuant to section 3(a)(10) of the Securities Act of 1933, as amended.

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

                  Exhibit 31.1 Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  On July 21, 2003, the Company filed a report on Form 8-K under item 9 reporting its results of operations for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: November 10, 2003	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer