Form 10-K
period 2003-12-31
CVB FINANCIAL CORP
filed 2004-03-15
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)	(Title of Class)

Common Stock, no par value	Preferred Stock Purchase Rights

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $846,369,387.

      Number of shares of common stock of the registrant outstanding as of March 10, 2004: 48,374,784.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2003	Part III of Form 10-K

CVB FINANCIAL CORP.

2003 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

      Certain statements in this report constitute “forward-looking statements” under Section 27A of the 1934 Act and Section 21E of the 1934 Act, and as such involve risk and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see “Item 1. Business — Risk Factors that May Affect Future Results.” We do not undertake any obligations to update our forward-looking statements to reflect occurrence or unanticipated events or circumstances after the date of such statements.

PART I

Item 1.	Business

CVB Financial Corp.

      CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is the Company’s principal asset. The Company has another operating subsidiary, Community Trust Deed Services (“Community”). CVB is also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to raise capital for the Company. The Bank has one operating subsidiary, Golden West Enterprises, Inc, which engages in automobile and equipment leasing, and brokers mortgage loans.

      CVB’s principal business is to serve as a holding company for the Bank, Community, and for other banking or banking related subsidiaries which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2003, the Company had $3.85 billion in total consolidated assets, $1.74 billion in net loans and $2.66 billion in deposits.

      The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

      The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2003, the Bank had $3.85 billion in assets, $1.74 billion in net loans and $2.67 billion in deposits.

      We currently have 37 Business Financial Centers located in the Inland Empire, San Gabriel Valley, Orange County, Los Angeles County, Fresno County, Tulare County, and Kern County areas of California. Of the 37 offices, we opened eleven as de novo branches and acquired the other twenty-six in acquisition transactions. Since the beginning of 1995, we have added nineteen offices, one in 1995, four in 1996, seven in 1999, one in 2001, one in 2002, and five in 2003.

      Through our network of banking offices, we emphasize personalized service combined with a full range of banking and trust services for businesses, professionals and individuals located in the service areas of our offices. Although we focus the marketing of our services to small-and medium-sized businesses, a full range of retail banking services are made available to the local consumer market.

      We offer a wide range of deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts. We also serve as a federal tax depository for our business customers.

      We provide a full complement of lending products, including commercial, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. Financing products for consumers include automobile leasing and financing, lines of credit, and home improvement and home equity lines of credit. Real estate loans include mortgage and construction loans.

      We also offer a wide range of specialized services designed for the needs of our commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, electronic funds transfers by way of domestic and international wires and automated clearinghouse, and on-line account access. We make available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify our customers’ funds in federally insured time certificates of deposit of other institutions.

      We offer a wide range of financial services and trust services through our Wealth Management Division. These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.

      On September 19, 2003, the Company acquired 100% of the stock of Kaweah National Bank by merger. The purchase price, including the cancellation of Kaweah stock options, was $15.5 million. The transaction was accounted for under the purchase method of accounting. The Company issued 400,796 shares of our common stock, with a then market value of approximately $7.9 million, to shareholders of Kaweah National Bank and the Bank paid the remainder of the acquisition price in cash.

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

      We continue to strive to grow our business both internally and through strategic acquisitions. The acquisition of Kaweah National Bank and the opening of a de novo branch in Fresno, in the second quarter of 2003, enhanced our “Central Valley Initiative”, aimed at growing our presence in the country’s largest agricultural area.

Golden West Enterprises, Inc.

      The Bank owns 100% of the voting stock of Golden West Enterprises, Inc., which is located in Costa Mesa, California. Golden West Enterprises, Inc., provides automobile and equipment leasing, and brokers mortgage loans. As of December 31, 2003, Golden West Enterprises, Inc. had $28.5 million in lease receivables.

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

CVB Statutory Trust I

      CVB Statutory Trust I was created on December 17, 2003 for the exclusive purpose of issuing and selling 6.51% Trust Preferred Securities. The Company invested $1,238,000 to establish the Trust. The $1,238,000 was recorded as “investment in CVB Statutory Trust I” and is presented as part of the “other assets” on the Consolidated Balance Sheets. On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debentures of the Company. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and The Results of Operations — Capital Resources.”

CVB Statutory Trust II

      CVB Statutory Trust II was created on December 15, 2003 for the exclusive purpose of issuing and selling 6.46% Trust Preferred Securities. The Company invested $1,238,000 to establish the Trust. The $1,238,000 was recorded as “investment in CVB Statutory Trust II” and is presented as part of the “other assets” on the Consolidated Balance Sheets. On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debentures of the Company. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and The Results of Operations — Capital Resources.”

Employees

      At December 31, 2003, we employed 670 persons, 459 on a full-time and 211 on a part-time basis. We believe that our employee relations are satisfactory.

Competition

      The banking and financial services industry is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services.

Economic Conditions, Government Policies, Legislation, and Regulation

      Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, will initially comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

      Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

      From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made by the U.S. Congress, by the state legislature, and various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Supervision and Regulation

              General

      Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

              CVB

      CVB is a registered bank holding company, and subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require.

      The FRB may require that we terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming its equity securities.

      Further, we are required by the FRB to maintain certain levels of capital. See “— Capital Standards.”

      We are required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of CVB and another bank holding company.

      We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior FRB approval, we may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to our subsidiary banks and may not conduct operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

      CVB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, CVB and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

      Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

              The Bank

      As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), as well as certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.

      Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, we can form subsidiaries to engage in expanded financial activities, to the same extent as a national bank. However, in order to form a financial subsidiary, we must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank itself. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

              The Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced controls on, and reporting of, insider trading; and

•	statutory separations between investment bankers and analysts.

      The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

              USA Patriot Act of 2001

      The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;

•	standards for verifying customer identification at account opening and maintaining expanded records;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by non-financial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and

•	suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

              Merchant Banking Restrictions

      While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, financial holding companies are permitted to engage in merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

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

      In addition, there are limits on bank funding of portfolio companies controlled by the bank’s parent financial holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and do not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

      Furthermore, capital requirements for merchant banking activities and certain other equity investments employ a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier I capital, requiring banks or holding companies to hold regulatory capital equal to:

•	8 cents for every $1 of equity investments up to 15% of Tier I capital;

•	12 cents for every $1 of investments for the next 10% of Tier I capital; and

•	25 cents for every $1 exceeding 25% of Tier I capital.

      The first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt; however, the sliding scale applies for any such investments over 15%.

Fair and Accurate Credit Transactions Act

      In December 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act (“FACT Act”), which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission (“FTC”) are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

      Privacy

      Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

      These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. CVB has implemented our privacy policies in accordance with the law.

      In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

      On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations “to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand.” The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

                  Interagency Guidance on Response Programs to Protect Against Identity Theft

      On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance including:

•	interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•	describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

      We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operation.

                  Dividends and Other Transfers of Funds

      Dividends from the Bank constitute the principal source of income to the CVB. CVB is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the CVB. Under such restrictions, the amount available for payment of dividends to

CVB by the Bank totaled $72.0 million at December 31, 2003. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

                  Transactions with Affiliates

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB and other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CVB and other affiliates. Such restrictions prevent CVB and other affiliates from borrowing from Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CVB or to or in any other affiliates are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

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

      The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

      The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. In the event these capital instruments are no longer allowed to be included as Tier 1 capital, the capital position of CVB could be adversely affected. Trust-preferred securities currently make up 24% of CVB’s Tier 1 capital. This would not affect the capital position of the Bank.

      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2003. We have included two calculations, one including the Trust Preferred Securities in capital and one excluding the Trust Preferred Securities from capital. We did this to indicate the impact on our capital ratios should the FRB decide to exclude Trust Preferred Securities from a calculation of a holding company’s Tier I capital.

	As of December 31, 2003

	Without Trust		With Trust				Without Trust		With Trust
	Preferred		Preferred		Required		Preferred		Preferred

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$240,568	6.6%	$316,209	8.6%	$146,563	4.0%	$94,005	2.6%	$169,646	4.6%
Tier 1 risk-based ratio	240,568	10.1%	316,209	13.2%	95,604	4.0%	144,964	6.1%	220,605	9.2%
Total risk-based ratio	263,584	11.0%	346,297	14.5%	191,191	8.0%	72,393	3.0%	155,106	6.5%

      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2003. The capital ratio for the Bank will not be impacted by any decision on Trust Preferred Securities by the FRB since these securities are at the CVB level and not at the Bank level.

	As of December 31, 2003

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$314,405	8.6%	$146,747	4.0%	$167,658	4.6%
Tier 1 risk-based ratio	314,405	13.2%	95,346	4.0%	219,059	9.2%
Total risk-based ratio	337,420	14.2%	190,766	8.0%	146,654	6.2%

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

      FRB regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

      In addition, the regulation bars loan-flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law — which says loans shouldn’t be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

      We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Prompt Corrective Action and Other Enforcement Mechanisms

      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, both the Bank and CVB exceeded the required ratios for classification as “well capitalized.”

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

      The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2004 at approximately 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Interstate Banking and Branching

      Banks have the ability, subject to certain State restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

      A bank’s compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on the last examination conducted February 19, 2002, the Bank received a satisfactory rating.

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we would be required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

      A new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member to own stock in amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

      The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

      We do not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, we could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, we were in compliance with these requirements.

Nonbank Subsidiaries

      The Company’s nonbank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies.

Risk Factors That May Affect Future Results

      In addition to other information contained in this report, the following discusses certain factors which may adversely affect our business’ financial results and operations and should be considered in evaluating the Company.

      Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. Our operations are located in San Bernardino County, Riverside County, Orange County, Kern County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in economic conditions or a natural or manmade disaster in our market area could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations.

      Changes in market interest rates could adversely affect our earnings. Our earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse affect on our financial condition and results of operations.

      We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.

      Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits and in making loans. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company in the future may differ depending the nature or level of competition.

      If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations.

      We may face other risks. From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Commission.

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

      The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. The office of Community is located at 125 East “H” Street, Colton, California. The office of Golden West Enterprises, Inc. is located at 3130 Harbor Boulevard, Costa Mesa, California.

      The Bank occupies the premises for twenty-eight of its offices under leases expiring at various dates from 2004 through 2014, at which time we can exercise options that could extend certain leases through 2027. We own the premises for ten of our offices, including our data center.

      Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2003, was $6.7 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

Item 3.	Legal Proceedings

      From time to time the Company and the Bank are parties to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel, we believe that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial position or results of operations.

      In May 1998, the Bank received an unfavorable jury judgment as a result of the lawsuit filed against them by MRI Grand Terrace, Inc. (“MRI”). The award to MRI and its joint venture partner, Tri-National Development Corp. was approximately $4.9 million, which included approximately $2.1 million in compensatory damages, $1.6 million in punitive damages, and $1.2 million in prejudgment interest. The lawsuit alleged that the Bank misled MRI in its purchase of a commercial real estate property from the Bank. We subsequently made a motion to the trial judge to vacate the jury verdict, and on August 14, 1998, the motion was denied. We filed an appeal on August 19, 1998. The Court of Appeals vacated the judgment and remanded the case for retrial. In addition, the Court of Appeals awarded us the costs of appeal. MRI petitioned the Supreme Court of the State of California, which refused to hear the case.

      On March 14, 2003, we reached a settlement in the MRI litigation. Pursuant to this settlement, we agreed to pay $2.0 million to the plaintiffs and the plaintiffs agreed to dismiss this case in its entirety with prejudice. On July 17, 2003, the settlement was finalized by the bankruptcy court currently administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI and we paid the $2.0 million to the plaintiffs. The amount of this settlement is less than half of the original jury judgment against the Bank, which we were required to accrue for under accounting principles generally accepted in the United States of America. As a result of the outcome, we reversed the excess legal accrual of $3.4 million to other operating expenses in June 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to shareholders during the fourth quarter of 2003.

Item 4(a).	Executive Officers of the Registrant

      As of March 11, 2004, the executive officers of the Company and the Bank are:

Name	Position	Age

D. Linn Wiley	President and Chief Executive Officer of the Company and the Bank	65
Frank Basirico	Executive Vice President/ Credit Management Division of the Bank	49
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	60
Jay W. Coleman	Executive Vice President/ Sales and Service Division of the Bank	61
Edwin Pomplun	Executive Vice President/ Wealth Management Division of the Bank	57

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

      Effective June 12, 2001, shares of CVB Financial Corp. common stock commenced trading on the NASDAQ National Market System under the symbol “CVBF”. Prior to that date, the common stock was listed on the American Stock Exchange. The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The share prices and cash dividend per share amounts presented for all periods have been restated to give retroactive effect, as applicable, to the ten percent stock dividend declared in December 2003, which was paid January 2, 2004, to the 5-for-4 stock split declared in December 2002, which became effective January 3, 2003, and the 5-for-4 stock split declared in December 2001, which became effective January 4, 2002. The Company had approximately 1,599 shareholders of record as of January 05, 2004.

Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2002	$14.66	$12.75	$0.14 Cash Dividend
6/30/2002	$17.51	$14.52	$0.14 Cash Dividend
9/30/2002	$17.04	$12.51	$0.14 Cash Dividend
12/31/2002	$19.44	$14.89	$0.12 Cash Dividend 5-for-4 Stock Split
3/31/2003	$23.12	$17.62	$0.12 Cash Dividend
6/30/2003	$20.08	$17.59	$0.12 Cash Dividend
9/30/2003	$19.61	$16.69	$0.12 Cash Dividend
12/31/2003	$19.84	$17.43	$0.12 Cash Dividend 10% Stock Dividend

For information on the ability of the Bank to pay dividends and make loans to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk”.

      On September 19, 2003, the Company issued 400,796 shares of its common stock in connection with the acquisition of Kaweah National Bank. The shares were issued pursuant to an exemption from regulation provided by Section 3(a)(10) of the Securities Act following a hearing in front of the commissioner of Corporations of the Sate of California.

      During the fourth quarter of 2003, the Company issued $40,000,000 of junior subordinated debentures to CVB Statutory Trust I and $40,000,000 of junior subordinated debentures to CVB Statutory Trust II, in reliance on Section 4(2) of the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

Item 6.	Selected Financial Data.

	At December 31,

	2003	2002	2001	2000	1999

	(Amounts and numbers in thousands except per share amounts)
Net Interest Income	$129,293	$113,884	$103,071	$94,129	$90,034
Provision for Credit Losses	—	—	1,750	2,800	2,700
Other Operating Income	29,989	29,018	22,192	19,023	18,630
Other Operating Expenses	77,794	66,056	60,155	56,367	64,759

Earnings Before Income Taxes	81,488	76,846	63,358	53,985	41,205
Income Taxes	28,656	27,101	23,300	19,302	15,245

NET EARNINGS	$52,832	$49,745	$40,058	$34,683	$25,960

Basic Earnings Per Common Share(1)	$1.10	$1.04	$0.84	$0.74	$0.56

Diluted Earnings Per Common Share(1)	$1.08	$1.01	$0.82	$0.71	$0.54

Cash Dividends Declared Per Share(1)	$0.48	$0.54	$0.56	$0.45	$0.39

Cash Dividend paid	21,638	20,800	15,585	12,390	9,841
Dividend Pay-Out Ratio	40.96%	41.81%	38.91%	35.72%	37.91%
Financial Position:
Assets	$3,854,349	$3,123,411	$2,514,102	$2,307,996	$2,010,757
Net Loans	1,738,659	1,424,343	1,167,071	1,032,341	935,791
Deposits	2,660,510	2,309,964	1,876,959	1,595,030	1,501,073
Long-Term Borrowings	381,000	272,000	325,000	25,000	—
Junior Subordinated debenture	82,476	—	—	—	—
Stockholders’ Equity	286,721	259,821	220,748	188,630	140,770
Book Value Per Share(1)	5.94	5.43	4.62	3.94	3.01
Equity-to-Assets Ratio(2)	7.44%	8.32%	8.78%	8.17%	7.00%
Financial Performance:
Return on:
Beginning Equity	20.33%	22.53%	21.24%	24.64%	18.62%
Average Equity	19.17%	20.45%	19.17%	21.96%	17.90%
Average Assets	1.54%	1.83%	1.72%	1.67%	1.39%
Credit Quality:
Allowance for Credit Losses	$21,282	$21,666	$20,469	$19,152	$16,761
Allowance/ Total Loans	1.21%	1.50%	1.72%	1.82%	1.76%
Total Non Performing Loans	$548	$824	$1,578	$966	$1,194
Non Performing Loans/Total Loans	0.03%	0.06%	0.13%	0.09%	0.13%
Allowance/Non Performing Loans	3,883.58%	2,629.32%	1,297.15%	1,982.61%	1,403.77%
Net Charge-Offs	$1,418	$1,128	$433	$409	$827
Net Charge-Offs/ Average Loans	0.09%	0.09%	0.04%	0.04%	0.10%
Regulatory Capital Ratios For the Company:
Leverage Ratio	8.6%	7.6%	8.6%	8.5%	7.7%
Tier 1 Capital	13.2%	10.2%	12.0%	13.2%	12.6%
Total Capital	14.5%	11.2%	13.2%	14.4%	13.9%
For the Bank:
Leverage Ratio	8.6%	7.6%	8.6%	8.5%	7.6%
Tier 1 Capital	13.2%	10.2%	12.0%	13.2%	12.3%
Total Capital	14.2%	11.3%	13.2%	14.5%	13.6%

(1)	All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003, the 5-for-4 stock split declared December 19, 2001, which became effective January 4, 2002, the 10% stock dividend declared December 20, 2000, as to holders of record on January 5, 2001 and paid January 26, 2001, and the 5-for-4 stock split declared December 15, 1999, which became effective January 14, 2000.

(2)	Stockholders’ equity divided by total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations

General

      Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

Overview

      We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have one additional active subsidiary, Community Trust Deed Services. We are based in Ontario, California in the Inland Empire. Our geographical market area goes from Fresno (the middle of the Central Valley) in the north to Laguna Beach (in Orange County) in the south. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

      In 2001 we began our “Central Valley Initiative”. The purpose of this is to grow our presence in the southern Central Valley of California. This area has a large agribusiness economy and fits in well with the agribusiness lending we already have in the Bank. This portion of the state is the largest agricultural area in the nation. We began this initiative in December of 2001 with the opening of our Bakersfield Business Financial Center. We added another de novo branch in Fresno in the second quarter of 2003. Our acquisition of Kaweah National Bank in September 2003 with branches in Visalia, Tulare, Porterville and McFarland further complimented the initiative.

      Our main source of income is from the interest earned on our loans and investments and our major area of expense is the interest paid on deposits and borrowings. As such our income is subject to interest rates and their impact on our income statement. We are also subject to competition from other financial institutions, which may effect our pricing of products and services and the fees and interest rates we can charge on them. See the Risk Management section of this Item 7.

      Since we are based in southern California, we are subject to the economic conditions in our service area. The economy of this area has not had the decline that other areas of the state and country have witnessed during the past few years. However, we are still subject to any changes in the economy in this area.

      Over the past few years, we have been active in acquisitions. Since 1999, we have acquired three banks and a leasing company. In addition, we have opened three de novo branches. We are interested in growth and a portion of that growth will come from acquisitions. However, these acquisitions are made with an eye to adding to shareholder value and are designed to do so.

      We see this philosophy in practice when we look at some of the highlights of this year. Our assets grew $730.9 million or 23.40% to $3.85 billion from December 31, 2002 to December 31, 2003. Net loans grew $314.3 million or 22.07% to $1.74 billion and deposits grew $350.5 million or 15.18% to $2.66 billion during the same period. A portion of this growth was due to the acquisition of Kaweah National Bank (“KNB”). Of the loan and deposit growth, the following table illustrates the growth due to the acquisition of KNB and to organic growth:

	Growth in 2003

	KNB	Organic	Total

	(Amounts in millions )
Loans	$72,700	$241,600	$314,300
Deposits	$81,700	$268,800	$350,500

      Due to this growth in loans, and aided by our growth in investments, our interest and loan fee income grew in the fiscal year 2003 while our deposit interest expense decreased compared with 2002 as a result of the declining interest rate environment. We did increase our borrowings from the FHLB in 2003 to assist in the growth of investments and the related interest income on these investments. The result of the increase in loan, investment and deposit balances and overall decline in interest rates resulted in an increase of net interest income to $129.3 million in 2003 from $113.9 million in 2002. However, the decline in interest rates reduced the net interest margin — tax equivalent to 4.18% from 4.66% in 2002.

      In each of the years 2003 and 2002, we restructured a portion of our investment portfolio to reflect the current interest rate environment. This restructuring had the effect of shortening the duration of the portfolio and we realized security gains of $4.2 million in 2003 and $4.9 million in 2002. The purpose of the restructuring was to sell those securities which would not perform well in a rising rate environment. The shortening in the duration of the portfolio will allow for an increase in cash flow/liquidity so that the reinvestment of the cash flow will occur at higher rates.

      Our net income increased to $52.8 million in 2003 compared with $49.7 million in 2003. Diluted earnings per share, when restated for the ten percent stock dividend declared in December 2003, increased $.07 from $1.01 in 2002 to $1.08 in 2003.

Critical Accounting Policies

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

      Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see “Risk Management” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      Investment Portfolio: The investment portfolio is an integral part of our financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turn over of the mortgages (i.e., how often the underlying properties are sold and mortgages paid-off). We use estimates for the average lives of these mortgage backed securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. We adjust the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

      Income Taxes: We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recoverable.

      Goodwill and Intangible Assets: We have acquired entire banks and branches of banks. Those acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. We record the assets acquired and liabilities assumed at their fair value. These fair values are arrived at by use of internal and external valuation techniques. The excess purchase price is allocated to assets and liabilities respectively, resulting in identified intangibles. The identified intangibles are amortized over the estimated lives of the assets or liabilities. Any excess purchase price after this allocation results in goodwill. Both goodwill and intangible assets are tested on an annual basis for impairment.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

      We reported net earnings of $52.8 million for the year ended December 31, 2003. This represented an increase of $3.1 million, or 6.21%, over net earnings of $49.7 million for the year ended December 31, 2002. Net earnings for 2002 increased $9.7 million to $49.7 million, or 24.18%, over net earnings of $40.1 million for the year ended December 31, 2001. Diluted earnings per share were $1.08 in 2003, $1.01 in 2002, and $0.82 in 2001. Basic earnings per share were $1.10 in 2003, $1.04 in 2002, and $0.84 in 2001. Diluted and basic earnings per share have been adjusted for the effects of 10% stock dividends declared December 17, 2003 and paid in January 2004, and two 5-for-4 stock splits declared December 18, 2002, and December 19, 2001, which became effective January 3, 2003 and January 4, 2002, respectively.

      The increase in net earnings for 2003 compared to 2002 was the result of an increase in net interest income and in other operating income. This increase was partially offset by the increase in other operating expenses. The increase in net earnings for 2002 compared to 2001 was the result of an increase in net interest income and in other operating income. This increase was also partially offset by the increase in other operating expenses. Increased net interest income for 2003, 2002 and 2001 reflected higher volumes of average earning assets for each year due to internal and external growth in our business.

      For 2003, our return on average assets was 1.54%, compared to a return on average assets of 1.83% for 2002, and of 1.72% for 2001. Our return on average stockholders’ equity was 19.17% for 2003, compared to a return of 20.45% for 2002, and of 19.17% for 2001.

      During 2003, we prepaid $75.0 million ($50.0 million in second quarter and $25.0 million in third quarter) in term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates. This resulted in aggregate prepayment penalties of $5.3 million. The borrowings had maturities ranging from September 15, 2004 to January 21, 2006 and a weighted average cost of 5.05%. The $75 million in term borrowings were replaced with $75.0 million in short-term borrowings with an average rate of approximately 1.00% and maturities for less than one-month. We anticipate that the prepayment fee should be recovered with lower interest costs in 18 to 25 months depending on the direction and timing of changes in the interest rate environment. Also, we anticipate extending the term of the $75 million short-term borrowings during 2004.

      During the second quarter of 2003, we reversed an excess accrual of legal fees of $3.3 million as a result of the settlement of a lawsuit. This reversal was recorded as a reduction to other operating expenses.

      During 2003, 2002 and 2001, we had net gains on sales of securities of $2.7 million, net of $1.5 million income taxes, $3.2 million, net of $1.7 million income taxes, and $38,000, net of $22,000 income taxes, respectively. The net gains on sale of investments were taken, in both 2003 and 2002, to reposition some of the securities in our portfolio, which would not perform well under the current or anticipated interest rate environments.

      Net earnings, excluding the impact of gains or losses on sale of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, totaled $51.4 million for 2003. This represented an increase of $4.8 million, or 10.31%, compared to net earnings of $46.6 million for 2002. Net earnings, excluding the impact of gains or losses on sale of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, totaled $46.6 million for 2002. This represented an increase of $6.6 million, or 16.37%, from net earnings, excluding the impact of gains or losses on sale of investment securities, of $40.0 million for 2001.

      The following table reconciles the differences in net earnings with and without the net gains on sales of investment securities, the prepayment penalty, and the reversed excess legal fee accrual (there is no provision for credit and OREO losses recorded in 2003 and 2002) in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation For the Twelve Months Ended December 31,

	2003			2002			2001

	Before			Before			Before
	Income	Income	Net	Income	Income	Net	Income	Income	Net
	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings

	(Amounts in thousands)
Net Earnings excluding net gain on sale of securities, the prepayment penalty, and reversed excess legal accrual	$79,234	$27,861	$51,373	$71,949	$25,378	$46,571	$63,298	$23,278	$40,020
Net gain on sale of securities	4,210	1,486	2,724	4,897	1,723	3,174	60	22	38
Prepayment penalty for FHLB advance	(5,256)	(1,855)	(3,401)	—	—	—	—	—	—
Reversed excess legal fee accrual	3,300	1,164	2,136	—	—	—	—	—	—

Net Earnings as reported	$81,488	$28,656	$52,832	$76,846	$27,101	$49,745	$63,358	$23,300	$40,058

      We have presented net earnings without the realized gains or losses of investment securities, the prepayment penalties, and the reversed excess legal fee accrual to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily determine the operational profit of the Company.

Net Interest Income

      The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on its overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

      Our net interest income totaled $129.3 million for 2003. This represented an increase of $15.4 million, or 13.53%, over net interest income of $113.9 million for 2002. Net interest income for 2002 increased $10.8 million, or 10.49%, over net interest income of $103.1 million for 2001. The increase in net interest income of $15.4 million for 2003 resulted from an increase of $12.0 million in interest income and a $3.4 million reduction in interest expense. The increase in interest income of $12.0 million resulted from the $672.3 million increase in average earning assets, which was offset by the decline in yield on earning assets to 5.34% in 2003 from 6.24% in 2002. The reduction of $3.4 million in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.74% in 2003 from 2.47% in 2002, which offset a $498.0 million increase in interest-bearing liabilities.

      The increase in net interest income of $10.8 million for 2002 as compared to 2001 resulted from a decrease of $1.6 million in interest income and a $12.4 million reduction in interest expense. This decrease in interest income of $1.6 million resulted from the declining yield on earning assets to 6.24% in 2002 from 7.38% in 2001.

      Interest income totaled $166.3 million for 2003. This represented an increase of $12.0 million, or 7.79%, compared to total interest income of $154.3 million for 2002. The increase in total interest income was primarily due to increase in volume of interest earning assets, offset by a decline in interest rates. For 2002, total interest income decreased $1.6 million, or 1.0%, from total interest income of $155.9 million for 2001. The decrease in total interest income was primarily caused by a decline in interest rates.

      Interest expense totaled $37.1 million for 2003. This represented a decrease of $3.4 million, or 8.37%, over total interest expense of $40.4 million for 2002. For 2002, total interest expense decreased $12.4 million, or 23.42%, over total interest expense of $52.8 million for 2001.

      Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;

Interest Rates and Interest Differentials

	2003			2002			2001

	Average			Average			Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Amounts in thousands)
Investment Securities Taxable(1)	$1,349,331	$51,205	3.84%	$945,141	$47,097	5.00%	$794,035	$49,295	6.22%
Tax preferenced(2)	348,845	16,065	6.09%	334,075	16,273	6.44%	306,501	16,114	6.96%
Federal Funds Sold	2,436	34	1.40%	31,877	602	1.89%	16,016	466	2.91%
Loans(3)(4)	1,529,944	99,042	6.47%	1,247,384	90,351	7.24%	1,067,621	90,002	8.43%

Total Earning Assets	3,230,556	166,346	5.34%	2,558,477	154,323	6.24%	2,184,173	155,877	7.38%
Total Non Earning Assets	209,485			166,022			141,760

Total Assets	$3,440,041			$2,724,499			$2,325,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand Deposits	$975,134			$807,505			$655,518
Savings Deposits(5)	900,985	$7,295	0.81%	771,931	$11,798	1.53%	588,311	$11,793	2.00%
Time Deposits	559,311	9,028	1.61%	481,859	9,672	2.01%	443,151	20,050	4.52%

Total Deposits	2,435,430	16,323	0.67%	2,061,295	21,470	1.04%	1,686,980	31,843	1.89%

Other Borrowings	672,827	20,730	3.08%	384,928	18,969	4.93%	401,692	20,963	5.22%

Interest Bearing Liabilities	2,133,123	37,053	1.74%	1,638,718	40,439	2.47%	1,433,154	52,806	3.68%

Total deposits and borrowings	3,108,257			2,446,223			2,088,672
Other Liabilities	56,221			34,987			28,267
Stockholders’ Equity	275,563			243,289			208,994

Total Liabilities and Stockholders’ Equity	$3,440,041			$2,724,499			$2,325,933

Net interest income		$129,293			$113,884			$103,071

Net interest spread — tax equivalent			3.60%			3.77%			3.70%
Net interest margin			4.02%			4.46%			4.72%
Net interest margin — tax equivalent			4.18%			4.66%			4.96%
Net interest margin excluding loan fees			3.78%			4.26%			4.53%
Net interest margin excluding loan fees — tax equivalent			3.94%			4.47%			4.77%

(1)	Includes short-term interest bearing deposits with other institutions

(2)	Non tax equivalent rate for 2003 was 4.61%, 2002 was 4.87% and 2001 was 5.26%

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2003, $7,767; 2002, $4,964; 2001, $4,212

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2003, $548; 2002, $824; 2001, $1,574

(5)	Includes interest bearing demand and money market accounts

      As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our source of funds and employ our earning assets. Our tax effected (TE) net interest margin was 4.18% for 2003, compared to 4.66% for 2002, and 4.96% for 2001. The decrease in the net interest margin over the last three years is the result of a number of factors. The most significant of which include changes in the mix of assets and liabilities as follows:

•	Decrease in demand deposits (interest free deposits) as a percent of earning assets from 31.6% in 2002 to 30.2% in 2003

•	Increase in demand deposits (interest free deposits) as a percent of earning assets from 30.0% in 2001 to 31.6% in 2002

•	Increase in interest-bearing liabilities as a percent of earning assets from 64.1% in 2002 to 66.0% in 2003

•	Decrease in interest-bearing liabilities as a percent of earning assets from 65.6% in 2001 to 64.1% in 2002

•	Increase in investment securities as a percent of earning assets from 50.0% in 2002 to 52.6% in 2003

•	Decrease in investment securities as a percent of earning assets from 50.4% in 2001 to 50.0% in 2002

•	Increase in borrowings as a percent of earning assets from 15.1% in 2002 to 20.8% in 2003

•	Decrease in borrowings as a percent of earning assets from 18.4% in 2001 to 15.1% in 2002

•	Interest expense as a percent of earning assets decreased from 2.4% in 2001 to 1.6% in 2002, and to 1.2% in 2003

•	In addition, our net interest margin is impacted by declining interest rates

      It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ.

      Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.2 billion in 2001, to $2.6 billion in 2002, and to $3.2 billion in 2003. This represents a 26.51% increase in 2003 from 2002 and a 17.22% increase in 2002 from 2001. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 93.91% in 2003, 2002 and 2001.

      The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.60% for 2003, 3.77% for 2002, and 3.70% for 2001. The decrease in the net interest spread for 2003 as compared to 2002 resulted from a 90 basis point decrease in the yield on earning assets offset by a 73 basis point decrease in the cost of interest-bearing liabilities, thus generating a 17 basis point decrease in the net interest spread. The increase in the net interest spread for 2002 resulted from a 114 basis point decrease in the yield on earning assets offset by a 121 basis point decrease in the cost of interest-bearing liabilities, thus generating a 7 basis point increase in the net interest spread.

      The yield (TE) on earning assets decreased to 5.34% for 2003, from 6.24% for 2002, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets increased to 52.57% in 2003 from 50.00% in 2002. Investments typically have a lower yield than loans. We were unable to generate quality loans at a pace necessary to achieve the desired increase in earning assets and as an alternative increased investments. The yield on loans for 2003 decreased to 6.47% as compared to 7.24% for 2002 as a result of the decreasing interest rate environment and competition for quality loans. The yield on investments for 2003 decreased to 4.31% as compared to 5.38% in 2002. The decrease in the yield on earning assets for 2002 was the result of lower yields on both loans and investments. The yield on loans for 2002 decreased to 7.24% as compared to 8.43% for 2001. The decrease in the yields on loans for 2002 was primarily the result of a decreased interest rate environment partially offset by increased price competition for loans compared to 2001.

      The cost of average interest-bearing liabilities decreased to 1.74% for 2003 as compared to 2.47% for 2002, and decreased to 2.47% for 2002 as compared to 3.68% for 2001. These decreases reflected a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities increased to 31.54% for 2003 as compared to 23.49% for 2002 and decreased to 23.49% for 2002 as compared to 28.03% for 2001. Borrowings typically have a higher cost than interest-bearing deposits. During 2002 we were able to generate more interest-bearing deposits from our customers than in 2001 and as a result needed to utilize less borrowing. The cost of interest-bearing deposits for 2003 decreased to 1.12% as compared to 1.71% for 2002 and decreased to 1.71% as compared to 3.09% for 2001, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for 2003 decreased to 3.08% as compared to 4.93% for 2002 and decreased to 4.93% as compared to 5.22% for 2001, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only demand deposits for which we pay interest on are NOW and Money Market Accounts.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income,

Interest Expense and Net Interest Income

	2003 Compared to 2002				2002 Compared to 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Amounts in thousands)
Interest Income:
Taxable investment securities	$19,586	$(10,932)	$(4,546)	$4,108	$9,261	$(9,648)	$(1,811)	$(2,198)
Tax-advantaged securities	951	(1,153)	(6)	(208)	1,920	(1,608)	(153)	159
Fed funds sold & interest-bearing deposits with other institutions	(556)	(158)	146	(568)	462	(163)	(163)	136
Loans	20,466	(9,600)	(2,175)	8,691	15,154	(12,671)	(2,134)	349

Total interest on earning assets	40,447	(21,843)	(6,581)	12,023	26,797	(24,090)	(4,261)	(1,554)

Interest Expense:
Savings deposits	1,972	(5,547)	(928)	(4,503)	3,681	(2,802)	(874)	5
Time deposits	1,555	(1,895)	(304)	(644)	1,751	(11,155)	(974)	(10,378)
Other borrowings	14,187	(7,109)	(5,317)	1,761	(875)	(1,168)	49	(1,994)

Total interest on interest-bearing liabilities	17,714	(14,551)	(6,549)	(3,386)	4,557	(15,125)	(1,799)	(12,367)

Net Interest Income	$22,733	$(7,292)	$(32)	$15,409	$22,240	$(8,965)	$(2,462)	$10,813

Interest and Fees on Loans

      Our major source of revenue is interest and fees on loans, which totaled $99.0 million for 2003. This represented an increase of $8.7 million, or 9.62%, over interest and fees on loans of $90.4 million for 2002. For 2002, interest and fees on loans increased $349,000, or 0.39%, over interest and fees on loans of $90.0 million for 2001. The increase in interest and fees on loans for 2003 and 2002 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 6.47% for 2003, compared to 7.24% for 2002 and 8.43% for 2001. Deferred loan origination fees, net of costs, totaled $7.4 million at December 31, 2003. This represented an increase of $3.2 million, or 78.4%, from deferred loan origination fees, net of costs, of $4.1 million at December 31, 2002.

      In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2003, 2002, and 2001. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2003, $116,000 greater for 2002, and $124,000 greater for 2001. Accordingly, yields on loans would have increased by 0.01% in each of the years 2003, 2002, and 2001.

      Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $7.8 million for 2003, $5.0 million for 2002 and $4.2 million for 2001.

      Table 3 summarizes loan fee activity for the Bank for the years indicated.

	2003	2002	2001

	(Amounts in thousands)
Fees Collected	$11,014	$5,727	$4,287
Fees and costs deferred	(12,736)	(5,444)	(3,842)
Accretion of deferred fees and costs	9,488	4,682	3,767

Total fee income reported	$7,766	$4,965	$4,212

Deferred net loan origination fees at end of year	$7,392	$4,144	$3,382

Interest on Investments

      The second most important component of interest income is interest on investments, which totaled $67.3 million for 2003. This represented an increase of $3.9 million, or 6.15%, over interest on investments of $63.4 million for 2002. For 2002, interest on investments decreased $2.0 million, or 3.12%, over interest on investments of $65.4 million for 2001. The increase in interest on investments for 2003 and 2002 reflected increases in the average balance of investments offset by a lower interest rate environment. The decrease in interest on investments for 2002 and 2001 reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments decreased to 4.31% for 2003, compared to 5.38% for 2002 and 6.42% for 2001.

Provision for Credit Losses

      We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during 2003 and 2002 and we believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The net charge-off totaled $1.4 million in 2003, $1.1 million in 2002 and $433,000 in 2001. See “Risk Management — Credit Risk” herein.

Other Operating Income

      Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community and other revenues are not included as interest on earning assets.

      Other operating income, including gain on the sale of investment securities, totaled $30.0 million for 2003. This represents an increase of $971,000, or 3.35%, from other operating income, including gain on the sale of investment securities, of $29.0 million for 2002. During 2002, other operating income, including gain on the sale of investment securities, increased $6.8 million, or 30.76%, over other operating income, including gain on the sale of investment securities, of $22.2 million for 2001. Other operating income as a percent of net revenues, including gain on the sale of investment securities, (net interest income plus other operating income) was 18.83% for 2003, as compared to 20.31% for 2002, and 17.72% for 2001.

      Other operating income for 2003, without gains on the sale of investment securities, increased $1.7 million or 6.87%, as compared to 2002. Other operating income for 2002, without gains on the sale of investment securities, increased $2.0 million or 8.99%, as compared to 2001.

      Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 18.83% for 2003, as compared to 20.31% for 2002 and 17.72% for 2001. Excluding gains and losses on securities, other operating income as a percent of net revenues was 16.62% for 2003, as compared to 17.48% for 2002 and 17.68% for 2001.

      The following table reconciles the differences in other operating income and the percentage of net revenues with and without the net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

Other Operating Income Reconciliation For the Twelve Months Ended December 31,

	2003			2002			2001

		Net			Net			Net
	Without	Gains on	Reported	Without	Gains on	Reported	Without	Gains on	Reported
	Gains	Securities	Earnings	Gains	Securities	Earnings	Gains	Securities	Earnings

	(Amounts in thousands)
Other Operating Income	$25,779	$4,210	$29,989	$24,121	$4,897	$29,018	$22,132	$60	$22,192

Net Revenues	$155,072	$4,210	$159,282	$138,005	$4,897	$142,902	$125,203	$60	$125,263

Percent of Other Operating Income to Net Revenues	16.62%	100.00%	18.83%	17.48%	100.00%	20.31%	17.68%	100.00%	17.72%

      We have presented other operating income without the realized gains or losses of investment securities to show shareholders the earnings from operations unaffected by the impact of the investment securities gains or losses. We believe this presentation allows the reader to determine our profitability before the impact of sales of investment securities. We believe the reader will be able to more easily determine the operational profit of the Company.

      Service charges on deposit accounts totaled $15.0 million in 2003. This represented an increase of $885,000, or 6.25% over service charges on deposit accounts of $14.2 million in 2002. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in 2003 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2002 increased $1.2 million, or 9.26% over service charges on deposit accounts of $13.0 million in 2001. Service charges on deposit accounts represented 50.15% of other operating income in 2003, as compared to 48.78% in 2002 and 58.37% in 2001.

      Wealth Management provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Wealth Management generated fees of $3.9 million in 2003 and $3.8 million in 2002. The increase is primarily due to higher market valuation of portfolios under management. Fees generated by Wealth Management in 2002 decreased $77,000, or 2.02% over fees generated by Wealth Management of $3.8 million in 2001. The decrease in fees is due primarily to the impact of the stock market valuation of portfolios under management. Fees generated by Wealth Management represented 13.02% of other operating income in 2003, as compared to 12.97% in 2002 and 17.31% in 2001.

      Investment Services, which provides mutual funds, certificates of deposit and other non-insured investment products, generated fees totaling $1.5 million in 2003. This represented a decrease of $5,000, or 0.34% over fees generated of $1.5 million in 2002. The decrease was due to the low interest rate environment and customers not utilizing non-bank products. Investment Services fees in 2002 increased $81,000, or 5.80% over fees generated of $1.4 million in 2001. Fees generated by Investment Services represented 4.91% of other operating income in 2003, as compared to 5.09% in 2002 and 6.29% in 2001.

      Bankcard Services, which provides merchant bankcard services, generated fees totaling $1.4 million in 2003. This represented an increase of $242,000, or 20.64% over fees generated of $1.2 million in 2002. Bankcard fees in 2002 increased by $162,000, or 15.96% over fees generated of $1.0 million in 2001. Increases in both years are due to the number of customers using Bankcard services and the emphasis on reducing costs with our outside processors. Fees generated by Bankcard represented 4.72% of other operating income in 2003, as compared to 4.05% in 2002 and 4.56% in 2001.

      Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc., generated fees totaling $3.9 million in 2003. This represented an increase of $103,000, or 3.13% over other fees and income generated of $3.6 million in 2002. Other fees and income in 2002 increased by $363,000, or 12.41% over fees generated of $2.8 million in 2001.

      Other fees and income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $124,000 in 2003, $106,000 in 2002, and $174,000 in 2001.

      The sale of securities generated income totaling $4.2 million in 2003, $4.9 million in 2002, and $60,000 in 2001. The gain on sale of securities was primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.

Other Operating Expenses

      Other operating expenses includes expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, other real estate owned, and other expenses. Other operating expenses totaled $77.8 million for 2003. This represents an increase of $11.7 million, or 17.77%, from other operating expenses of $66.1 million for 2002. During 2002, other operating expenses increased $5.9 million, or 9.81%, over other operating expenses of $60.2 million for 2001. The acquisition of Kaweah National Bank in 2003 and the acquisitions of Western Security Bank and Golden West Enterprises in 2002 contributed to the increase in other operating expenses in 2003 and 2002.

      During 2003, we prepaid $75.0 million ($50.0 million in second quarter and $25.0 million in third quarter) in term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates. This resulted in aggregate prepayment penalties of $5.3 million. The borrowings had maturities ranging from September 15, 2004 to January 21, 2006 and a weighted average cost of 5.05%. The $75 million in term borrowings were replaced with $75.0 million in short-term borrowing with an average rate of approximately 1.00% and maturities for less than one-month. We anticipate that the prepayment fee should be recovered with lower interest costs in 18 to 25 months depending on the direction and timing of changes in the interest rate environment. Also, we anticipate extending the term of the $75 million short-term borrowings within the next twelve months.

      During 2003, we reversed an excess accrual of legal fees of $3.3 million as a result of the settlement of a lawsuit. This reversal was recorded as a reduction to other operating expenses.

      For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.26% for 2003, compared to a ratio of 2.42% for 2002, and 2.59% for 2001. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

      Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2003, the efficiency ratio was 48.84%, compared to a ratio of 46.22% for 2002 and a ratio of 48.02% for 2001. The increase from 2002 to 2003 and 2001 to 2002 were primarily due to the net impact of gains on the sale of securities, the prepayment penalties, and the reversed excess legal fee accrual. Without such items, the efficiency ratio would have been 48.91% for 2003 as compared to 47.86% for 2002 and 48.05% for 2001. The increase in the ratio in 2003 was mainly due to additional expenses as a result of the acquisition of Kaweah National Bank and increases in salaries and employee benefits expenses from increased staffing levels.

      The following table reconciles the differences in operating efficiency ratio with and without the net gains on sales of investment securities, prepayment penalties, and the reversed excess legal fee accrual in conformity with accounting principles generally accepted in the United States of America:

Operating Efficiency Ratio Reconciliation For the Twelve Months Ended December 31,

	2003			2002			2001

	Other		Operating	Other		Operating	Other		Operating
	Operating	Net	Efficiency	Operating	Net	Efficiency	Operating	Net	Efficiency
	Expense	Revenues	Ratio	Expense	Revenues	Ratio	Expense	Revenues	Ratio

	(Amounts in thousands)
Without net gain on sale of securities, the prepayment penalty, and reversed excess legal fee accrual	$75,838	$155,072	48.91%	$66,056	$138,005	47.86%	$60,155	$125,203	48.05%
Net gain on sale of securities	—	4,210		—	4,897		—	60
Prepayment penalty for FHLB advance	5,256	—		—	—		—	—
Reversed excess legal fee accrual	(3,300)	—		—	—		—	—

Reported Amount	$77,794	$159,282	48.84%	$66,056	$142,902	46.22%	$60,155	$125,263	48.02%

      We have presented the operating efficiency ratio without the realized gains or losses of investment securities, the prepayment penalties, and the reversed excess legal fee accrual to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily determine the operational profit of the Company.

      Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $41.5 million for 2003. This represented an increase of $5.5 million, or 15.35%, over salaries and related expenses of $36.0 million for 2002. Salary and related expenses increased $3.4 million, or 10.25%, over salaries and related expenses of $32.6 million for 2001. At December 31, 2003, we employed 670 persons, 459 on a full-time and 211 on a part-time basis, this compares to 618 persons, 417 on a full-time and 201 on a part-time basis at December 31, 2002, and 575 persons, 355 on a full-time and 220 on a part-time basis at December 31, 2001. The increases in 2003 and 2002 resulted from increased staffing levels associated with the acquisitions of Kaweah National Bank, Western Security Bank and Golden West Enterprises and internal growth. Salaries and related expenses as a percent of average assets decreased to 1.21% for 2003, compared to 1.32% for 2002, and 1.40% for 2001.

      Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $6.7 million for 2003. This represented an increase of $399,000, or 6.30%, over occupancy expense of $6.3 million for 2002. Occupancy expense for 2002 increased $681,000, or 12.04%, from an expense level of $5.7 million for 2001. The increase in occupancy expense was primarily due to the acquisition of Kaweah National Bank in 2003 and the acquisitions of Western Security Bank and Golden West Enterprises, Inc. in 2002 as well as the on going remodeling and upkeep of our facilities. Equipment expense totaled $6.9 million for 2003. This represented an increase of $666,000, or 10.72%, over the $6.2 million expense for 2002. For 2002, equipment expense increased $891,000, or 16.75%, from an expense of $5.3 million for 2001. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

      Stationary and supplies expense totaled $5.0 million for 2003. This represented an increase of $986,000, or 24.80%, over the expense of $4.0 million for 2002. Stationary and supplies expense for 2002 increased $358,000, or 9.88%, over the expense of $3.6 million for 2001. The increase was primarily due to the acquisition of Kaweah National Bank and the internal growth of business.

      Professional services totaled $4.0 million for 2003. This represented a decrease of $79,000 or 1.93%, over an expense of $4.1 million for 2002. For 2002, professional services increased $112,000, or 2.81%, from an expense of $4.0 million for 2001.

      Promotion expense totaled $4.5 million for 2003. This represented an increase of $840,000, or 22.81%, from an expense of $3.7 million for 2002. Promotion expense increased for 2002 by $461,000, or 14.29%, over an expense of $3.2 million for 2001. The increase in promotional expenses was primarily associated with the acquisition of Kaweah National Bank, and the opening of the de novo Business Financial Center in Fresno, in California’s central valley in 2003 and the opening of the Business Financial Center in Bakersfield and the acquisitions of Western Security Bank and Golden West Enterprises in 2002.

      Data processing expense totaled $1.2 million for 2003. This represented a decrease of $107,000, or 8.22%, from an expense of $1.3 million for 2002. Data processing expense increased for 2002 by $42,000, or 3.36%, over an expense of $1.3 million for 2001.

      The amortization expense of intangibles totaled $815,000 for 2003. This represented an increase of $236,000, or 40.89%, from an expense of $578,000 for 2002. Amortization expense of intangibles decreased for 2002 by $342,000, or 37.18%, from amortization expense of goodwill and intangibles of $920,000 for 2001. The decrease in 2002 is a result of the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. SFAS No. 142 established new accounting standards for goodwill and other intangible assets requiring the continued recognition of goodwill and intangible assets as assets but does not permit amortization of goodwill as previously required by APB Opinion No. 17.

      Other operating expenses totaled $7.2 million for 2003. This represented an increase of $3.3 million, or 83.55%, from an expense of $3.9 million for 2002. The increase in 2003 was primarily due to prepayment penalties of $5.3 million as a result of prepayment of $75.0 million term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates, offset by $3.3 million reversal of excess legal fee accrual as a result of the settlement of a lawsuit. Other operating expenses increased for 2002 by $352,000, or 9.87%, over an expense of $3.6 million for 2001.

Income Taxes

      Our effective tax rate for 2003 was 35.2%. This compares to effective tax rates of 35.3% for 2002, and 36.8% for 2001. These rates are below the nominal combined Federal and State tax rates as a result of tax preference income from certain investments for each period. The majority of tax preference income is derived from municipal securities.

Subsequent Event

      On January 27, 2004, employees of the Bank discovered that a break-in had occurred at one of our Business Financial Centers. During this break-in, some of the customers’ safe deposit boxes were compromised. To date, our customers have been contacted, but the actual amount of the recompense to be made to the customers has not been determined. We are working with our customers and insurance company to make restitution.

ANALYSIS OF FINANCIAL CONDITION

      The Company reported total assets of $3.85 billion at December 31, 2003. This represented an increase of $730.9 million, or 23.40%, from total assets of $3.12 billion at December 31, 2002. For 2002, total assets increased $609.3 million, or 24.24%, from total assets of $2.51 billion at December 31, 2001.

Investment Securities

      The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2003, 2002, and 2001, and the maturity distribution of the investment securities portfolio at December 31, 2003. At December 31, 2003, we reported total investment securities of $1.87 billion. This represents an increase of $435.2 million, or 30.42%, over total investment securities of $1.42 billion at December 31, 2002. For 2002, investment securities increased $268.8 million, or 23.13%, greater than total investment securities of $1.16 billion at December 31, 2001.

      Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2003, securities held as available-for-sale had a fair market value of $1.87 billion, representing 100.00% of total investment securities with an amortized cost of $1.84 billion. At December 31, 2003, the net unrealized holding gain on securities available-for-sale was $29.8 million and that resulted in, accumulated other comprehensive income of $17.3 million (net of $12.5 million in deferred taxes).

      The composition of the investment portfolio consists of the following:

	Maturing

			After one		After five
		Weighted	year	Weighted	years	Weighted	After	Weighted		Weighted
	One year	Average	through five	Average	through	Average	ten	Average	Balance as of	Average	% to
2003	or less	Yield	years	Yield	ten years	Yield	years	Yield	December 31,	Yield	Total

	(Amounts in thousands)
U.S. Treasury Securities	$503	1.95%	$—		$—		$—		$503	1.95%	0.03%
Mortgage-backed securities	43,638	3.03%	1,110,319	4.04%	17,141	4.03%	5,414	7.54%	1,176,512	4.02%	65.21%
CMO/REMIC’s	133,279	3.34%	160,492	3.59%	—		—		293,771	3.47%	16.28%
Government Securities	20,316	3.65%	16,625	3.46%	—		—		36,941	3.56%	2.05%
Municipal Securities	5,086	6.13%	67,851	6.76%	200,152	6.71%	23,294	6.57%	296,383	6.70%	16.43%

TOTAL	$202,822	3.37%	$1,355,287	4.11%	$217,293	6.50%	$28,708	6.75%	$1,804,110	4.36%	100.00%

      The above table excludes securities without stated maturities. The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMIC’s whose maturities are defined as the average life. The final maturity of mortgage-backed securities and CMO/REMIC’s will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the average life. Also, the yield on mortgages-backed securities and CMO/REMIC’s are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discount of each security as repayments increase or decrease. The Company obtains the average life of each security from independent third parties.

      The weighted-average yield on the investment portfolio at December 31, 2003 was 4.31% with a weighted-average life of 3.2 years. This compares to a yield of 5.91% at December 31, 2002 with a weighted-average life of 2.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

	At December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
U.S. Treasury Securities	$503	0.03%	$503	0.04%	$1,029	0.09%
Mortgage-backed Securities	1,176,512	63.05%	571,130	39.93%	334,876	28.82%
CMO/REMIC’s	293,771	15.75%	341,930	23.90%	317,262	27.31%
Government Securities	36,941	1.98%	31,377	2.19%	51,232	4.41%
Municipal Securities	296,383	15.89%	269,111	18.81%	249,217	21.45%
Corporate Securities	—	—	139,206	9.73%	129,528	11.15%
FHLMC Preferred Stock	61,100	3.27%	56,100	3.92%	63,938	5.50%
Other Securities	572	0.03%	21,242	1.48%	14,739	1.27%

TOTAL	$1,865,782	100.00%	$1,430,599	100.00%	$1,161,821	100.00%

      Approximately 87.67% of the portfolio represents securities issued by the U.S. government or U.S. government agencies, which guarantee payment of principal and interest.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	Less than 12 months		12 months or longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
Mortgage-backed securities	$655,580	$8,206	$11,604	$27	$667,184	$8,233
CMO/ REMICs	87,494	653	—	—	87,494	653
Municipal bonds	7,992	208	295	1	8,287	209
FHLMC Preferred Stock	21,500	2,250	39,600	400	61,100	2,650

TOTAL	$772,566	$11,317	$51,499	$428	$824,065	$11,745

      The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

      Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2003, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. As of December 31, 2003, we have determined that an other-than-temporary impairment does not exist for any of the securities held.

Loans

      At December 31, 2003, the Company reported total loans, net of deferred loan fees, of $1.76 billion. This represents an increase of $313.9 million, or 21.71%, over total loans of $1.45 billion at December 31, 2002. For 2002, total loans increased $258.5 million, or 21.77%, over total loans, net of deferred loan fees of $1.19 billion at December 31, 2001.

      Table 4 presents the distribution of our loan portfolio at the dates indicated.

	December 31,

	2003	2002	2001	2000	1999

	(Amounts in thousands)
Commercial and Industrial(1)	$884,870	$688,509	$491,989	$425,130	$392,094
Real Estate
Construction	156,287	105,486	69,603	58,373	48,078
Mortgage(1)	388,626	396,707	422,085	401,408	375,387
Consumer, net of unearned discount	44,645	26,750	19,968	22,642	24,731
Municipal Lease Finance Receivables	37,866	17,852	20,836	23,633	21,268
Agribusiness	255,039	214,849	166,441	123,614	94,560

Gross Loans	1,767,333	1,450,153	1,190,922	1,054,800	956,118

Less:
Allowance for Credit Losses	21,282	21,666	20,469	19,152	16,761
Deferred Loan Fees	7,392	4,144	3,382	3,307	3,566

Total Net Loans	$1,738,659	$1,424,343	$1,167,071	$1,032,341	$935,791

(1)	Included as Commercial and Industrial and Real Estate Mortgage loans are loans totaling $79.8 million for 2003, $70.9 million for 2002, $63.6 million for 2001, $59.1 million for 2000, $42.9 million for 1999, that represent loans to agricultural concerns for commercial or real estate purposes.

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

      Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2003. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total

	(Amounts in thousands)
Types of Loans:
Commercial and industrial(1)	$141,422	$218,555	$864,056	$1,224,033
Construction	136,270	10,725	9,292	156,287
Agribusiness	236,425	6,946	11,668	255,039
Other	13,463	20,499	98,012	131,974

	$527,580	$256,725	$983,028	$1,767,333

Amount of Loans based upon:
Fixed Rates	$11,771	$121,765	$285,304	$418,840
Floating or adjustable rates	515,809	134,960	697,724	1,348,493

	$527,580	$256,725	$983,028	$1,767,333

(1)	Includes approximately $339.5 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.

      As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern California, our real estate loan collateral is concentrated in this region. At December 31, 2003, substantially all of our loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Non-performing Assets

      At December 31, 2003, non-performing assets, which included non-performing loans, (nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans) (see Credit Risk) totaled $548,000. This represented a decrease of $276,000, or 33.50%, compared to non-performing assets of $824,000 at December 31, 2002. For 2002, total non-performing assets decreased $754,000, or 47.78%, from total non-performing assets of $1.6 million at December 31, 2001. The decrease in non-performing assets for 2003 compared to 2002 reflects a decrease in loans past due 90 days or more offset by an increase in nonaccrual loans. The decrease in non-performing assets for 2002 compared to 2001 reflects a decrease in nonaccrual loans offset by an increase in loans past due 90 days or more. In addition, we classified loans as impaired totaling $572,000 at December 31, 2003. This represented a decrease of $4.1 million, or 87.91%, compared to loans classified as impaired of $4.7 million at December 31, 2002. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.

      At December 31, 2003, we had loans on which interest was no longer accruing (nonaccrual) totaling $548,000. This represented an increase of $358,000, or 188.42%, from total nonaccrual loans of $190,000 at December 31, 2002. For 2002, total nonaccrual loans decreased $1.4 million, or 87.93%, over total nonaccrual loans of $1.6 million at December 31, 2001. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

      A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. At December 31, 2003, and 2002 we had no loans that were classified as restructured.

      Although we believe that non-performing loans are generally well secured and that potential losses are provided for in our allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses. Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

TABLE 6 — Non-Performing Assets

	December 31,

	2003	2002	2001	2000	1999

	(Amounts in thousands)
Nonaccrual loans	$548	$190	$1,574	$966	$1,191
Loans past due 90 days or more	—	634	4	—	3
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	—	—	—	359	703

Total nonperforming assets	$548	$824	$1,578	$1,325	$1,897

Percentage of nonperforming assets to total loans outstanding & OREO	0.03%	0.06%	0.13%	0.13%	0.20%

Percentage of nonperforming assets to total assets	0.01%	0.03%	0.06%	0.06%	0.09%

      Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

      At December 31, 2003, and 2002 the Company held no properties as other real estate owned.

Deposits

      The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

      We reported total deposits of $2.66 billion at December 31, 2003. This represented an increase of $350.5 million, or 15.18%, over total deposits of $2.31 billion at December 31, 2002. This increase reflected an addition of $81.7 million in deposits from the acquisition of Kaweah National Bank. During 2002, total deposits increased $433.0 million, or 23.07%, over total deposits of $1.88 billion at December 31, 2001.

      The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 42.94% of total deposits as of December 31, 2003 and 41.50% of total deposits as of December 31, 2002. Non-interest-bearing demand deposits totaled $1.14 billion at December 31, 2003. This represented an increase of $183.7 million, or 19.16%, over total non-interest-bearing demand deposits of $958.7 million at December 31, 2002. For 2002, total non-interest-bearing demand deposits increased $192.3 million, or 25.10%, over non-interest-bearing demand deposits of $766.3 million at December 31, 2001.

      Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2003.

TABLE 7 — Maturity Distribution of Large Denomination Time Deposits

(Amounts in thousands)
3 months or less	$214,062
Over 3 months through 6 months	146,104
Over 6 months through 12 months	25,511
Over 12 months	21,553

Total	$407,230

Other Borrowed Funds

      To achieve the desired growth in earning assets we fund that growth through generating a source of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds) was 22.79% at December 31, 2003, as compared to 16.76% at December 31, 2002.

      During 2003 and 2002, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $318.0 million and $166.0 million under these agreements at December 31, 2003 and 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2003, we entered into an overnight agreement with certain financial institutions to borrow an aggregate of $87.5 million at a weighted average annual interest rate of 0.9 percent. We maintained cash deposits with the financial institutions as collateral for these borrowings.

      During 2003 and 2002, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $381.0 million and $272.0 million under these agreements at December 31, 2003 and 2002, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.

      At December 31, 2003, borrowed funds totaled $786.5 million. This represented an increase of $318.5 million, or 68.06%, from total borrowed funds of $468.0 million at December 31, 2002. For 2002, total borrowed funds increased $93.0 million, or 24.80%, from a balance of $375.0 million at December 31, 2001. The maximum outstanding at any month-end was $793.0 million during 2003, $468.0 million during 2002, and $465.0 million during 2001.

Aggregate Contractual Obligations

      The following table summarizes the aggregate contractual obligations as of December 31, 2003:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

		(Amounts in thousands)
2003
Deposits	$2,660,510	$2,102,353	$557,580	$256	$321
FHLB and Other Borrowings	790,334	409,334	226,000	55,000	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,607	919	1,635	1,552	3,501
Operating Leases	14,711	3,570	5,353	3,197	2,591

Total	$3,555,638	$2,516,176	$790,568	$60,005	$188,889

      Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

      FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases and TT&L.

      Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I & CVB Statutory Trust II. The debentures have the same maturity as the Trust Preferred Securities, which mature in 2033, but become callable in whole or in part in 2008.

      Deferred compensation represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.

      Operating leases represent the total minimum lease payments under noncancelable operating leases.

Off-Balance Sheet Arrangements

      At December 31, 2003, we had commitments to extend credit of approximately $607.7 million, obligations under letters of credit of $46.0 million and available lines of credit totaling $308.0 million from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually.

      Standby letters of credit written are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, we hold appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.

      The following table summarized the off-balance sheet items:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

	(Amounts in thousands)
2003
Available lines of credit	$308,000	$308,000	$—	$—	$—
Commitment to extend credit	607,703	319,386	45,688	51,162	191,467
Obligations under letters of credit	45,977	29,168	10,923	5,886	—

Total	$961,680	$656,554	$56,611	$57,048	$191,467

Liquidity and Cash Flow

      Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2003, the Bank’s loan to deposit ratio averaged 62.82%, compared to an average ratio of 60.51% for 2002, and a ratio of 63.29% for 2001.

      CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2003, approximately $72.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2003, neither the Bank nor CVB had any material commitments for capital expenditures.

      For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

      Net cash provided by operating activities totaled $71.9 million for 2003, $61.3 million for 2002, and $40.2 million for 2001. The increase for 2003 compared to 2002 was primarily the result of the increase in net interest income as a result of the growth in average earning assets.

      Cash used for investing activities totaled $768.6 million for 2003, compared to $405.2 million for 2002 and $232.4 million for 2001. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.

      Funds provided from financing activities totaled $629.6 million for 2003, compared to $365.2 million for 2002 and $154.5 million for 2001. Cash flows from financing activities resulted from an increase in transaction deposits and borrowings, and to a lesser extent from money market, savings deposits.

      At December 31, 2003, cash and cash equivalents totaled $112.0 million. This represented a decrease of $53.0, or 32.11%, from a total of $165.0 million at December 31, 2002.

      Capital Resources

      CVB Statutory Trust I — CVB Statutory Trust I was created on December 17, 2003 for the exclusive purpose of issuing and selling 6.51% Trust Preferred Securities. The Company invested $1,238,000 to establish the Trust. The $1,238,000 was recorded as “investment in CVB Statutory Trust I” and is presented as part of the “other assets” on the Consolidated Balance Sheets. On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of a junior subordinated debenture of the Company.

      The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The junior subordinated debenture is presented on a separate line on the Consolidated Balance Sheets. For financial reporting purposes, the Company records the interest paid to the Trust as “Interest expense — junior subordinated debentures” on its Consolidated Statements of Income.

      We have the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, but become callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities have a fixed interest rate of 6.51% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

      The Company contributed the $40 million net proceeds to the Bank to capitalize the growth of the Bank.

      CVB Statutory Trust II — CVB Statutory Trust II was created on December 15, 2003 for the exclusive purpose of issuing and selling 6.46% Trust Preferred Securities. The Company invested $1,238,000 to establish the Trust. The $1,238,000 was recorded as “investment in CVB Statutory Trust II” and is presented as part of the “other assets” on the Consolidated Balance Sheets. On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of a junior subordinated debenture of the Company.

      The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The junior subordinated debenture is presented on a separate line on the Consolidated Balance Sheets. For financial reporting purposes, the Company records the interest paid to the Trust as “Interest expense — junior subordinated debentures” on its Consolidated Statements of Income.

      We have the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 15, 2033, but become callable in part or in total on December 15, 2008 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

      The Company contributed the $40 million net proceeds to the Bank to capitalize the growth of the Bank.

      Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

      Total stockholders’ equity was $286.7 million at December 31, 2003. This represented an increase of $26.9 million, or 10.35%, over total stockholders’ equity of $259.8 million at December 31, 2002. For 2002, total stockholders’ equity increased $39.1 million, or 17.70%, over total stockholders’ equity of $220.7 million at December 31, 2001.

      On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2003. We have included two calculations, one including the Trust Preferred Securities in capital and one excluding the Trust Preferred Securities from capital. We did this to indicate the impact on our capital ratios should the FRB exclude Trust Preferred Securities from Tier I capital.

	As of December 31, 2003

	Actual						Excess

	Without Trust		With Trust				Without Trust		With Trust
	Preferred		Preferred		Required		Preferred		Preferred

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$240,568	6.6%	$316,209	8.6%	$146,563	4.0%	$94,005	2.6%	$169,646	4.6%
Tier 1 risk-based ratio	240,568	10.1%	316,209	13.2%	95,604	4.0%	144,964	6.1%	220,605	9.2%
Total risk-based ratio	263,584	11.0%	346,297	14.5%	191,191	8.0%	72,393	3.0%	155,106	6.5%

      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2003. The capital ratio for the Bank will not be impacted by any decision on Trust Preferred Securities by the FRB since these securities are at the CVB level and not at the Bank level.

	As of December 31, 2003

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$314,405	8.6%	$146,747	4.0%	$167,658	4.6%
Tier I risk-based ratio	314,405	13.2%	95,346	4.0%	219,059	9.2%
Total risk-based ratio	337,420	14.2%	190,766	8.0%	146,654	6.2%

      For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2003, we had an unrealized gain on investment securities net of taxes of $17.3 million, compared to an unrealized gain net of taxes of $25.7 million at December 31, 2002.

      Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier I capital (primarily stockholders’ equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution’s capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier I capital divided by the most recent quarter’s average total assets.

      The highest level for capital adequacy under Prompt Corrective Action is “Well Capitalized”. To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier I risk-based capital ratio of at least 6.00%.

      During 2003, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.48 per share for the full year after retroactive adjustment of a 10% stock dividend declared on December 17, 2003. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

      In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of our common stock. During 2003 and 2002, we repurchased 349,300 and 100,000 shares of common stock, for the total price of $7.1 million and $2.1 million, respectively. As of December 31, 2003, 1,550,700 shares remain available to be repurchased in the future.

RISK MANAGEMENT

      We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

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

      Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in our policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’

Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Bank.

      Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be adequate to provide for estimated probable losses inherent in the existing portfolio, and unused commitments to provide financing, including commitments under commercial and standby letters of credit.

      The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which we determine the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. We employ a systemic methodology that is intended to reduce the differences between estimated and actual losses.

      Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systemic methodology consists of two major elements.

      The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, we will ensure an appropriate level of allowance is present or established.

      Central to the first phase is our loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

      Based on the risk rating system specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that we believe indicates the probability that a loss has been incurred. We perform a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. We then determine the inherent loss potential and allocate a portion of the allowance for losses as a specific allowance for each of these credits.

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

      The second major element in our methodology for assessing the appropriateness of the allowance consists of our consideration of all known relevant internal and external factors that may affect a loan’s collectibility. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

      In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility is based upon our evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values,

•	loan volumes and concentrations,

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of our internal credit examiners.

      We review these conditions in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our evaluation of the inherent loss related to such condition is reflected in the second major element allowance. Although we have allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

      We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We did not have provision for credit losses for 2003 and 2002. For 2001, the provision for credit losses was $1.8 million.

      At December 31, 2003, we reported an allowance for credit losses of $21.3 million. This represents a decrease of $383,000, or 1.77%, from the allowance for credit losses of $21.7 million at December 31, 2002. During the year 2003, we did not make a provision for credit losses. The decrease of $383,000 was due to a one-time reclassification of $1.8 million from the allowance for credit losses for unused committed lines of credit to other liabilities in December 2003 and the net charge offs of $1.4 million, offset by the $2.8 million allowance of credit losses from Kaweah National Bank as a result of the acquisition. At December 31, 2002, we reported an allowance for credit losses of $21.7 million. This represented an increase of $1.2 million, or 5.85%, from the allowance for credit losses of $20.5 million at December 31, 2001. During the year 2002, we did not make a provision for credit losses. The increase of $1.2 million was due to the net charge offs of $1.1 million, offset by the $2.3 million allowance of credit losses from Western Security Bank as a result of the acquisition in June 2002. (See Table 8 — Summary of Credit Loss Experience.)

      At December 31, 2003, we had loans classified as impaired totaling $572,000. This represents a decrease of $4.2 million, or 87.91% compared to loans classified impaired of $4.7 million at December 31, 2002. For

2002, impaired loans decreased $10 million, or 67.90%, from impaired loans of $14.7 million at December 2001. Impaired loans, measured as a percent of gross loans, equaled 0.03%, 0.33%, and 1.24%, at December 31, 2003, 2002, and 2001 respectively.

      Non-performing loans totaled $548,000 at December 31, 2003. This represented a decrease of $276,000 or 33.50%, from non-performing loans of $824,000 at December 31, 2002. For 2002, non-performing loans decreased $754,000, or 47.78%, from non-performing loans of $1.6 million at December 31, 2001. Non-performing loans, measured as a percent of gross loans, equaled 0.03%, 0.06%, and 0.13%, at December 31, 2003, 2002, and 2001, respectively. Non-accrual loans increased $358,000, or 188.42% to $548,000 at December 31, 2003.

      For 2003, we charged-off $1.4 million of loans net of recoveries to the allowance for credit losses. This represented an increase of $290,000, or 25.71%, from 2002, in which we charged-off $1.1 million of loans, net of recoveries to the allowance for credit losses. For 2002, charged-off loans increased $695,000, or 160.51%, from 2001, in which we charged-off $433,000 of loans, net of recoveries to the allowance for credit losses.

      Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 8 — Summary of Credit Loss Experience

	As of and For Years Ended December 31,

	2003	2002	2001	2000	1999

	(Amounts in thousands)
Amount of Total Loans at End of Period(1)	$1,759,941	$1,446,009	$1,187,540	$1,051,493	$952,552

Average Total Loans Outstanding(1)	$1,529,944	$1,247,384	$1,067,621	$981,045	$866,917

Allowance for Credit Losses at Beginning of Period	$21,666	$20,469	$19,152	$16,761	$14,888

Loans Charged-Off:
Real Estate	982	41	113	559	483
Commercial, Financial and Industrial	1,507	2,048	854	193	522
Agribusiness	—	—	—	—	—
Lease Finance Receivables	396	—	—	—	—
Consumer Loans	132	320	81	22	18

Total Loans Charged-Off	3,017	2,409	1,048	774	1,023

Recoveries:
Real Estate Loans	336	1,062	—	139	6
Commercial, Financial and Industrial	889	176	455	221	184
Agribusiness	—	—	—	—	—
Lease Finance Receivables	262	—	—	—	—
Consumer Loans	112	43	160	5	6

Total Loans Recovered	1,599	1,281	615	365	196

Net Loans Charged-Off	1,418	1,128	433	409	827

Provision Charged to Operating Expense	—	—	1,750	2,800	2,700

Adjustments Incident to Mergers and reclassifications	1,034	2,325	—	—	—

Allowance for Credit Losses at End of period	$21,282	$21,666	$20,469	$19,152	$16,761

Net Loans Charged-Off to Average Total Loans	0.09%	0.09%	0.04%	0.04%	0.10%
Net Loans Charged-Off to Total Loans at End of Period	0.08%	0.08%	0.04%	0.04%	0.09%
Allowance for Credit Losses to Average Total Loans	1.39%	1.74%	1.92%	1.95%	1.93%
Allowance for Credit Losses to Total Loans at End of Period	1.21%	1.50%	1.72%	1.82%	1.76%
Net Loans Charged-Off to Allowance for Credit Losses	6.66%	5.21%	2.12%	2.14%	4.93%
Net Loans Charged-Off to Provision for Credit Losses	—	—	24.74%	14.61%	30.63%

(1)	Net of deferred loan origination fees.

      While we believe that the allowance at December 31, 2003, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

TABLE 9 — Allocation of Allowance for Credit Losses

	December 31,

	2003		2002		2001		2000		1999

	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
	for Credit	Total	for Credit	Total	for Credit	Total	for Credit	Total	for Credit	Total
	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance

	(Amounts in thousands)
Real Estate	$3,892	18.3%	$4,158	19.2%	$7,399	36.1%	$10,037	52.4%	$466	2.8%
Commercial and Industrial	15,508	72.9%	16,020	74.0%	7,243	35.4%	4,021	21.0%	9,794	58.4%
Consumer	149	0.7%	202	0.9%	127	0.7%	67	0.4%	130	0.8%
Unallocated	1,733	8.1%	1,286	5.9%	5,700	27.8%	5,027	26.2%	6,371	38.0%

Total	$21,282	100.0%	$21,666	100.0%	$20,469	100.0%	$19,152	100.0%	$16,761	100.0%

Market Risk

      In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk includes securities, loans, deposits, debt, and derivative financial instruments.

      The table below provides the actual balances as of December 31, 2003 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2003, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing

	Balance	Average					Five years	Estimated
	December 31,	Rate	One year	Two years	Three years	Four years	and beyond	Fair Value

			(Amounts in thousands)
2003
Interest-Earning Assets Federal Funds Sold	$—	1.40%	$—	$—	$—	$—	$—	$—
Investment securities available for sale(1)	1,804,111	4.36%	202,822	317,657	388,261	505,478	389,893	1,804,111
Loans and lease finance receivables, net	1,738,659	6.47%	527,580	78,154	48,122	61,754	1,023,049	1,754,949

Total interest earning assets	$3,542,770		$730,402	$395,811	$436,383	$567,232	$1,412,942	$3,559,060

Interest-Bearing Liabilities Interest-bearing deposits	$1,518,180	1.12%	$960,023	$494,157	$45,801	$17,622	$577	$1,528,305
Demand note to U.S. Treasury	3,834	0.79%	3,834	—	—	—	—	3,834
Borrowings	786,500	3.08%	405,500	51,000	175,000	55,000	100,000	798,268

Total interest-bearing liabilities	$2,308,514		$1,369,357	$545,157	$220,801	$72,622	$100,577	$2,330,407

(1)	Excludes securities with no maturity dates.

Interest Rate Risk

      During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. Short-term re-pricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

      We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/re-pricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which re-pricing opportunities will occur. A positive difference, or gap, indicates that earning assets will re-price faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

TABLE 10 — Asset and Liability Maturity/ Repricing Gap

		Over	Over
	90 days or	90 days to	180 days to	Over
	less	180 days	365 days	365 days

	(Amounts in thousands)
2003
Earning Assets:
Federal Funds Sold	$—	$—	$—	$—
Investment Securities at carrying value	182,986	135,979	253,597	1,403,416
Total Loans	606,676	113,964	211,726	806,918

Total	$789,662	$249,943	$465,323	$2,210,334
Interest Bearing Liabilities
Savings Deposits	$632,056	$—	$—	$327,967
Time Deposits	269,242	183,183	45,611	1,199,650
Demand Note to U.S. Treasury	3,834	—	—	—
Other Borrowings	492,082	26,000	1,000	381,000

Total	1,397,214	209,183	46,611	1,908,617

Period GAP	$(607,552)	$40,760	$418,712	$301,717

Cumulative GAP	$(607,552)	$(566,792)	$(148,080)	$153,637

2002
Earning Assets:
Federal Funds Sold	$40,000	$—	$—	$—
Investment Securities at carrying value	236,229	130,593	196,626	889,051
Total Loans	655,997	66,491	145,331	556,524

Total	$932,226	$197,084	$341,957	$1,445,575
Interest Bearing Liabilities
Savings Deposits	$509,160	$—	$—	$275,539
Time Deposits	271,819	160,154	65,639	68,982
Demand Note to U.S. Treasury	14,888	—	—	—
Other Borrowings	150,000	26,000	20,000	272,000

Total	945,867	186,154	85,639	616,521

Period GAP	$(13,641)	$10,930	$256,318	$829,054

Cumulative GAP	$(13,641)	$(2,711)	$253,607	$1,082,661

      Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2003, and 2002. We had a negative cumulative 180-day gap of $566.8 million and a negative cumulative 365-days gap of $148.1 million at December 31, 2003. This represented an increase of $564.1 million, or 208.1 times, over the 180-day cumulative negative gap of $2.7 million at December 31, 2002. In theory, this would indicate that at December 31, 2003, $566.8 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

      The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2003 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

      Approximately $1.47 billion, or 78.80%, of the total investment portfolio at December 31, 2003 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

      We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a rolling two-year horizon.

      The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

      The following reflects our net interest income sensitivity analysis as of December 31, 2003:

Simulated	Estimated Net Interest
Rate Changes	Income Sensitivity

+200 basis points	(4.04%)
-200 basis points	(1.24%)

      The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash-flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See NOTE 19 — of the Notes to the Consolidated Financial Statements.

Liquidity Risk

      Liquidity risk is the risk to earnings or capital resulting from our inability to meet obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

      In general, liquidity risk is managed daily by controlling the level of fed funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the FRB. The sale of bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

Transaction Risk

      Transaction risk is the risk to earnings or capital arising from problems in service or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Bank. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Bank as transactions are processed. It pervades all divisions, departments and branches and is inherent in all products and services the Bank offers.

      In general, transaction risk is defined as high, medium or low by the internal auditors during the audit process. The audit plan ensures that high risk areas are reviewed at least annually.

      The key to monitoring transaction risk is in the design, documentation and implementation of well-defined procedures. All transaction related procedures include steps to report events that might increase transaction risk. Dual controls are also a form of monitoring.

Compliance Risk

      Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain Bank products or activities of the Bank’s customers may be ambiguous or untested. Compliance risk exposes the Bank to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability.

      There is no single or primary source of compliance risk. It is inherent in every Bank activity. Frequently, it blends into operational risk and transaction processing. A portion of this risk is sometimes referred to as legal risk. This is not limited solely to risk from failure to comply with consumer protection laws; it encompasses all laws, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of banking, traditional and non-traditional.

      Our Compliance Management Policy and Program and the Code of Ethical Conduct are the cornerstone for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Compliance Officer is responsible for developing and executing a comprehensive compliance training program. The Compliance Officer will ensure that each associate receives adequate training with regard to their position to ensure that laws and regulations are not violated. All associates who deal in compliance high risk areas are trained to be knowledgeable about the level and severity of exposure in those areas and the policies and procedures in place to control such exposure.

      Our Compliance Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by an external firm and the other is periodic monitoring performed by the Compliance Officer.

      The Bank utilizes an external firm to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The external firm’s audit plan includes a periodic review of each branch and department of the Bank.

      The branch or department that is the subject of an audit is required to respond to the audit and correct any violations noted. The Compliance Officer will review audit findings and the response provided by the branch or department to identify areas which pose a significant compliance risk to the Bank.

      The Compliance Officer conducts periodic monitoring of the Bank’s compliance efforts with a special focus on those areas that expose the Bank to compliance risk. The purpose of the periodic monitoring is to ensure that Bank associates are adhering to established policies and procedures adopted by the Bank. The Compliance Officer will notify the appropriate department head and the Compliance Committee of any violations noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted violations.

      The Bank recognizes that customer complaints can often identify weaknesses in the Bank’s compliance program which could expose the Bank to risk. Therefore, all complaints are given prompt attention. The Bank’s Compliance Management Policy and Program includes provisions on how customer complaints are to be addressed. The Compliance Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to Senior Management.

Strategic Risk

      Strategic risk is the risk to earnings or capital arising from adverse decisions or improper implementation of strategic decisions. This risk is a function of the compatibility between an organization’s goals, the resources deployed against those goals and the quality of implementation.

      Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and legislative and regulatory review.

      A primary measurement of strategic risk is peer group analysis. Key performance ratios are compared to three separate peer groups to identify any sign of weakness and potential opportunities. The peer group consists of:

1. All banks of comparable size

2. High performing banks

3. A list of specific banks

      Another measure is the comparison of the actual results of previous strategic initiatives against the expected results established prior to implementation of each strategy.

      The corporate strategic plan is formally presented to all branch managers and department managers at an annual leadership conference.

Reputation Risk

      Reputation risk is the risk to capital and earnings arising from negative public opinion. This affects the Bank’s ability to establish new relationships or services, or continue servicing existing relationships. It can expose the Bank to litigation and, in some instances, financial loss.

Price and Foreign Exchange Risk

      Price risk arises from changes in market factors that affect the value of traded instruments. Foreign exchange risk is the risk to earnings or capital arising from movements in foreign exchange rates.

      The Bank’s current exposure to price risk is nominal. The Bank does not have trading accounts. Consequently, the level of price risk within the investment portfolio is limited to the need to sell securities for reasons other than trading. The section of this policy pertaining to liquidity risk addresses this risk.

      The Bank does maintain deposit accounts with various foreign banks. The Bank’s Interbank Liability Policy limits the balance in any of these accounts to an amount that does not present a significant risk to the Bank’s earnings from changes in the value of foreign currencies.

      The Bank’s asset liability model calculates the market value of the Bank’s equity. In addition, management prepares on a monthly basis a Capital Volatility report that compares changes in the market value of the investment portfolio. Given the Bank’s nominal exposure to price risk, no targets have been established to limit the level of price risk.

      The Balance Sheet Management Policy requires the submission of a Fair Value Matrix Report to the Balance Sheet Management Committee on an annual basis. The report calculates the economic value of equity under different interest rate scenarios, revealing the level or price risk of the Bank’s interest sensitive asset and liability portfolios.

Recent Accounting Pronouncements

      FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The Company does not believe the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Company’s results of operations, financial position and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We currently do not enter into futures, forwards, or option contracts. For greater discussion on the risk management of the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.

Item 8.	Financial Statements and Supplementary Data

CVB FINANCIAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

      All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e) and 15d-15(c).

      As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of our controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of the Company and our audit committee financial expert is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning executive officers of the Company, see “Item 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT” above.

      The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officers, the principal financial and accounting officer, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge, by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764.

Item 11.	Executive Compensation

      Information concerning management remuneration and transactions is incorporated by reference from the section entitled “Executive Compensation” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table summarizes information as of December 31, 2003 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise	Weighted-average	Future Issuance Under
	of Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	(excluding securities
Plan Category	Rights (a)	Warrants and Rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,485,975	$8.39	3,357,416
Equity compensation plans not approved by security holders(1)	70,564	$5.77	—

Total	1,556,539	$8.27	3,357,416

(1)	The sole equity compensation plan not previously submitted to Company shareholders for approval is the CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan, which the Company adopted in connection with its acquisition of Orange National Bancorp and Orange National Bank. Pursuant to this plan, options were originally granted to original Orange National Bancorp employees and directors at no less than the fair market value of the stock subject to the option at the date of grant. At the time of adoption, the number of shares available for grant pursuant to this plan was reduced to the number of outstanding options being assumed in connection with this plan. As of December 31, 2003, 70,564 shares of CVB were issuable upon exercise of options pursuant to this plan and all of such options are immediately exercisable. No additional shares are available for future grant under this plan.

      Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions with management and others is incorporated by reference from the section entitled “Executive Compensation — Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal accounting fees and services is incorporated by reference from the section entitled “Independent Auditors” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

      Reference is made to the Index to Financial Statements at page 54 for a list of financial statements filed as part of this Report.

Exhibits

      See Index to Exhibits at Page 91 of this Form 10-K.

Executive Compensation Plans and Arrangements

      The following compensation plans and arrangements were filed as exhibits to this Form 10-K as management contracts or compensatory plans: Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991, Exhibit 10.2; Chino Valley Bank Profit Sharing Plan, Exhibit 10.3; 1991 Stock Option Plan, Exhibit 10.5; 2000 Stock Option Plan, Exhibit 10.6; Severance Compensation Agreement dated September 19, 2001 with Edwin J. Pomplun, Exhibit 10.8; Severance Compensation Agreement dated September 19, 2001 with Frank Basirico, Exhibit 10.9; Severance Compensation Agreement dated September 19, 2001 with Jay Coleman, Exhibit 10.10, and Severance Compensation Agreement dated September 19, 2001 with Edward Biebrich, Exhibit 10.11.

Reports on Form 8-K

      On October 21, 2003, the Company filed a report on Form 8-K under item 12 reporting its results of operations for the quarter ended September 30, 2003.

      On December 22, 2003, the Company filed a report on Form 8-K under item 5 reporting cash and stock dividends.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2004.

CVB FINANCIAL CORP.

By:	/s/ D. LINN WILEY

D. Linn Wiley
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	March 11, 2004

/s/ JOHN A. BORBA John A. Borba	Director	March 11, 2004

/s/ RONALD O. KRUSE Ronald O. Kruse	Director	March 11, 2004

/s/ JOHN J. LOPORTO John J. LoPorto	Director	March 11, 2004

/s/ JAMES C. SELEY James C. Seley	Director	March 11, 2004

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 11, 2004

/s/ EDWARD J. BIEBRICH, JR. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ D. LINN WILEY D. Linn Wiley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(Amounts in thousands)
ASSETS
Federal funds sold	$—	$40,000
Investment securities available-for-sale (Note 2)	1,865,782	1,430,599
Investment in stock of Federal Home Loan Bank (FHLB)	37,966	21,900
Loan and lease finance receivables, net of allowance for loan and lease losses of $21,282 in 2003 and $21,666 in 2002 (Note 3, 4, and 5)	1,738,659	1,424,343

Total earning assets	3,642,407	2,916,842
Cash and due from banks	112,008	124,973
Premises and equipment, net (Note 6)	31,069	29,413
Goodwill and other intangible:
Amortizable	7,321	5,012
Non-amortizable	19,580	10,708
Cash value of life insurance	15,800	12,845
Accrued interest receivable	15,724	15,841
Other assets	10,440	7,777

TOTAL	$3,854,349	$3,123,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits (Note 8):
Noninterest-bearing	$1,142,330	$958,671
Interest-bearing	1,518,180	1,351,293

Total deposits	2,660,510	2,309,964
Demand note to U.S. Treasury (Note 9)	3,834	14,888
Short-term borrowings (Note 9)	405,500	196,000
Long-term borrowings (Note 9)	381,000	272,000
Deferred taxes (Note 7)	5,203	5,332
Accrued interest payable	5,259	6,497
Deferred compensation (Note 12)	6,955	6,988
Funds due on securities purchased	—	25,970
Junior subordinated debentures(10)	82,476	—
Other liabilities (Note 7)	16,891	25,951

Total liabilities	3,567,628	2,863,590
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (Notes 15 and 16)
Preferred stock — authorized, 20,000,000 shares without par value; no shares issued or outstanding	—	—
Common stock — authorized, 78,125,000 shares without par value; issued and outstanding, 48,289,347 (2003) and 43,533,129 (2002)	232,959	146,449
Retained earnings	36,482	87,716
Accumulated other comprehensive income, net of tax (Note 2)	17,280	25,656

Total stockholders’ equity	286,721	259,821

TOTAL	$3,854,349	$3,123,411

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2003

	2003	2002	2001

	(Amounts in thousands,
	except earnings per share)
INTEREST INCOME:
Loans, including fees (Note 3)	$99,042	$90,351	$90,002

Investment securities:
Taxable	51,205	47,097	49,295
Tax-advantaged	16,065	16,273	16,114

	67,270	63,370	65,409

Federal funds sold	34	602	466

Total interest income	166,346	154,323	155,877

INTEREST EXPENSE:
Deposits (Note 8)	16,323	21,470	31,843
Other borrowings (Note 9)	20,492	18,969	20,963
Junior subordinated debentures (Note 10)	238	—	—

Total interest expense	37,053	40,439	52,806

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	129,293	113,884	103,071
PROVISION FOR CREDIT LOSSES (Note 5)	—	—	1,750

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	129,293	113,884	101,321

OTHER OPERATING INCOME:
Service charges on deposit accounts	15,039	14,154	12,954
Wealth Management services	3,904	3,764	3,841
Investment services	1,471	1,476	1,395
Bankcard services	1,417	1,174	1,013
Other	3,948	3,553	2,803
Gain on sale of real estate owned	—	—	126
Gain on sale of securities, net	4,210	4,897	60

Total other operating income	29,989	29,018	22,192

OTHER OPERATING EXPENSES:
Salaries, wages, and employee benefits (Notes 12, 13, and 15)	41,493	35,970	32,625
Occupancy (Note 11)	6,738	6,339	5,658
Equipment	6,878	6,212	5,321
Stationery and supplies	4,960	3,975	3,617
Professional services	4,005	4,084	3,972
Promotion	4,524	3,684	3,223
Data processing	1,190	1,297	1,254
Goodwill and other intangibles	815	578	920
Other	7,191	3,917	3,565

Total other operating expenses	77,794	66,056	60,155

EARNINGS BEFORE INCOME TAXES	81,488	76,846	63,358
INCOME TAXES (Note 7)	28,656	27,101	23,300

NET EARNINGS	$52,832	$49,745	$40,058

BASIC EARNINGS PER COMMON SHARE (Note 14)	$1.10	$1.04	$0.84

DILUTED EARNINGS PER COMMON SHARE (Note 14)	$1.08	$1.01	$0.82

See accompanying notes to consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Years Ended December 31, 2003

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income,	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income

	(Amounts and shares in thousands)
Balance January 1, 2001	27,659	$145,648	$36,179	$6,803
Issuance of common stock	167	460
5-for-4 stock split	6,956
Tax benefit from exercise of stock options		19
Cash dividends			(15,585)
Comprehensive income:
Net earnings			40,058		$40,058
Other comprehensive income:
Unrealized gains on securities available-for-sale, net				7,166	7,166

Comprehensive income					$47,224

Balance December 31, 2001	34,782	146,127	60,652	13,969
Issuance of common stock	148	479
5-for-4 stock split	8,728
Repurchase of common stock	(125)	(219)	(1,881)
Tax benefit from exercise of stock options		62
Cash dividends			(20,800)
Comprehensive income:
Net earnings			49,745		$49,745
Other comprehensive income:
Unrealized gains on securities available-for-sale, net				11,687	11,687

Comprehensive income					$61,432

Balance December 31, 2002	43,533	146,449	87,716	25,656
Issuance of common stock	317	989
10% stock dividend	4,387	75,990	(75,990)
Repurchase of common stock	(349)	(615)	(6,438)
Shares issued for acquisition of Kaweah National Bank	401	7,904
Tax benefit from exercise of stock options		2,242
Cash dividends			(21,638)
Comprehensive income:
Net earnings			52,832		$52,832
Other comprehensive income:
Unrealized losses on securities available-for-sale, net				(8,376)	(8,376)

Comprehensive income					$44,456

Balance December 31, 2003	48,289	$232,959	$36,482	$17,280

	At December 31,

Disclosure of reclassification amount	2002	2001	2000

	(Amounts and shares in thousands)
Unrealized holding (losses) gains on securities arising during the period	$(10,232)	$25,048	$12,415
Tax benefit (expense)	4,298	(10,521)	(5,214)
Less:
Reclassification adjustment for gain on securities included in net income	(4,210)	(4,897)	(60)
Add:
Tax expense on reclassification adjustments	1,768	2,057	25

Net unrealized (loss) gain on securities	$(8,376)	$11,687	$7,166

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$175,871	$160,343	$140,057
Service charges and other fees received	25,752	24,113	22,132
Interest paid	(39,140)	(42,992)	(52,169)
Cash paid to suppliers and employees	(64,739)	(54,767)	(49,959)
Income taxes paid	(25,800)	(25,384)	(19,825)

Net cash provided by operating activities	71,944	61,313	40,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	212,641	119,807	32,941
Proceeds from sales of MBS	20,538	142,627	256,234
Proceeds from repayment of MBS	660,357	267,652	108,553
Proceeds from repayment of investment securities available-for-sale	2,428	2,468	2,894
Proceeds from maturity of investment securities available-for-sale	6,985	—	—
Purchases of investment securities available-for-sale	(88,480)	(138,924)	(220,139)
Purchases of MBS	(1,304,603)	(619,899)	(266,475)
Purchases of FHLB stock	(15,543)	(4,686)	(1,053)
Net increase in loans	(247,865)	(161,727)	(136,555)
Proceeds from sales of premises and equipment	3,032	7	57
Proceeds from sales of other real estate owned	—	—	536
Purchase of premises and equipment	(6,923)	(4,390)	(7,657)
Purchase of Kaweah National Bank	(7,596)	—	—
Purchase of Western Security Bank & Golden West Enterprises	—	(8,125)	—
Investment in common stock of CVB Statutory Trust I & II	(2,476)	—	—
Other investing activities	(1,061)	(2)	(1,770)

Net cash used in investing activities	(768,566)	(405,192)	(232,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	307,411	221,689	255,307
Net (decrease) increase in time deposits	(37,970)	72,008	26,622
Advances from Federal Home Loan Bank	250,000	15,000	325,000
Repayment of advances from Federal Home Loan Bank	(141,000)	(68,000)	—
Net increase (decrease) in short-term borrowings	196,428	146,889	(437,270)
Cash dividends on common stock	(21,638)	(20,800)	(15,585)
Repurchase of common stock	(7,053)	(2,100)	—
Issuance of junior subordinated debentures	82,476	—	—
Proceeds from exercise of stock options	989	479	460

Net cash provided by financing activities	629,643	365,165	154,534

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,979)	21,286	(37,664)
CASH AND CASH EQUIVALENTS, beginning of period	164,973	102,651	140,315

CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS	97,994	123,937	102,651
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF KAWEAH NATIONAL BANK	14,014	—	—
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF WESTERN SECURITY BANK, N.A.	—	41,304	—
CASH AND CASH EQUIVALENTS PAID IN THE PURCHASE OF GOLDEN WEST ENTERPRISES, INC.	—	(268)	—

CASH AND CASH EQUIVALENTS, end of period	$112,008	$164,973	$102,651

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$52,832	$49,745	$40,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(5,154)	(5,039)	(1,680)
Loss on sale of investment securities	944	142	1,620
(Gain) loss on sale of premises and equipment	112	6	(62)
Gain on sale of other real estate owned	—	—	(126)
Increase in cash value of life insurance	(981)	(846)	(144)
Net amortization (accretion) of premiums (discounts) on investment securities	18,618	12,356	(11,969)
Provisions for credit losses	—	—	1,750
Provisions for losses on other real estate owned	—	—	(51)
Depreciation and amortization	3,406	5,923	5,743
Change in accrued interest receivable	396	(1,726)	(85)
Change in accrued interest payable	(1,303)	(1,979)	660
Deferred tax benefits (provision)	5,937	1,532	(527)
Change in other assets and liabilities	(2,863)	1,199	5,049

Total adjustments	19,112	11,568	178

NET CASH PROVIDED BY OPERATING ACTIVITIES	$71,944	$61,313	$40,236

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Kaweah National Bank:
Cash and cash equivalents acquired	$14,014
Fair value of assets acquired	85,444
Purchase price of acquisition	(15,500)

Liabilities assumed	$83,958

Purchase of Western Security Bank:
Cash and cash equivalents acquired		$41,304
Fair value of assets acquired		110,318
Purchase price of acquisition		(6,225)

Liabilities assumed		$145,397

Purchase of Golden West Enterprises, Inc.:
Cash and cash equivalents acquired		$(268)
Fair value of assets acquired		24,137
Purchase price of acquisition		(2,900)

Liabilities assumed		$20,969

Securities purchased and not settled	$—	$25,970	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2003

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

      Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries, Citizens Business Bank (the “Bank”) and its wholly owned subsidiary, Community Trust Deed Services, Chino Valley Bancorp, and ONB Bancorp, after elimination of all intercompany transactions and balances.

      Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust services to customers through its Wealth Management Division and branch offices. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of Southern California. The Bank operates 37 branches with the headquarters located in the city of Ontario.

      Investment Securities — The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine where there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment and 5 to 7 years for furniture, fixtures and equipment, and 15 years for buildings and improvements.

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

      Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment. The Company completed its annual impairment test as of June 30, 2003 and did not record any impairment of goodwill.

      On September 19, 2003, the Company acquired 100% of the stock of KNB. The purchase price, including the cancellation of Kaweah stock options, was $15.5 million. The transaction was accounted for under the purchase method of accounting. The Company issued 400,796 common shares or $7.9 million of its common stock to shareholders of Kaweah National Bank and the Bank paid the remainder of the acquisition price in cash.

      KNB was established in 1991 with its headquarters located in Visalia, California, with branches in Tulare, Porterville and McFarland. All of its offices are located in the Central Valley region of California. Kaweah National Bank had total assets of $86.7 million, total deposits of $81.7 million and total loans of $72.7 million as of September 19, 2003, the date of acquisition.

      Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of the Company’s differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

      Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option amounts have been

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 14.

      Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold.

      Stock Compensation Plans — The Company has several stock option plans that are more fully described in Note 15 of the Notes to the Consolidated Financial Statements. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation expense is not recognized when the exercise price of a stock option equals or exceeds the fair market value on the date the option is granted.

      The following table presents the proforma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands,
	except earnings per share)
Net income, as reported	$52,832	$49,745	$40,058
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	558	554	514

Pro forma net income	$52,274	$49,191	$39,544

Earnings per share:
Basic — as reported	$1.10	$1.04	$0.84
Basic — pro forma	$1.08	$1.03	$0.83
Diluted — as reported	$1.08	$1.01	$0.82
Diluted — pro forma	$1.06	$1.00	$0.81

      The estimated fair value of each option granted during 2003, 2002, and 2001 was $6.01, $5.33, and $5.98, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Dividend Yield	2.4%	1.9%	2.3%
Volatility	37.2%	38.8%	35.1%
Risk-free interest rate	3.3%	2.8%	4.3%
Expected life	7.0 years	7.1 years	6.8 years

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Recent Accounting Pronouncements — FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Company’s results of operations, financial position and cash flows.

      Reclassifications — Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investment Securities

      The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service.

	2003

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$500	$3	$—	$503
Mortgage-backed securities	1,175,461	9,284	(8,233)	1,176,512
CMO/REMICs	291,474	2,950	(653)	293,771
Government agency	36,565	376	—	36,941
Municipal bonds	267,667	28,925	(209)	296,383
FHLMC preferred stock	63,750	—	(2,650)	61,100
Other securities	572	—	—	572

	$1,835,989	$41,538	$(11,745)	$1,865,782

	2002

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$499	$4	$—	$503
Mortgage-backed securities	553,148	17,982	—	571,130
CMO/REMICs	336,228	5,762	(60)	341,930
Government agency	30,554	823	—	31,377
Municipal bonds	247,573	21,597	(59)	269,111
Corporate bonds	136,533	3,247	(574)	139,206
FHLMC preferred stock	63,750	11,850	(19,500)	56,100
Other securities	18,080	3,162	—	21,242

	$1,386,365	$64,427	$(20,193)	$1,430,599

      Approximately 91% of the mortgage-backed securities and CMO/REMIC (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.

      The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of December 31, 2003.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	Less Than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
Mortgage-backed securities	$655,580	$8,206	$11,604	$27	$667,184	$8,233
CMO/REMICs	87,494	653	—	—	87,494	653
Municipal bonds	7,992	208	295	1	8,287	209
FHLMC Preferred Stock	21,500	2,250	39,600	400	61,100	2,650

	$772,566	$11,317	$51,499	$428	$824,065	$11,745

      The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

      Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2003, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

      At December 31, 2003 and 2002, investment securities having an amortized cost of approximately $1.23 billion and $872.7 million, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

      The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2033, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

	Available-for-Sale

			Weighted-
	Amortized		Average
	Cost	Fair Value	Yield

	(Amounts in thousands)
Due in one year or less	$200,825	$202,822	3.37%
Due after one year through five years	1,347,784	1,355,287	4.11%
Due after five years through ten years	196,382	217,293	6.50%
Due after ten years	26,676	28,708	6.75%

	$1,771,667	$1,804,110	4.36%

      The above table excludes securities without stated maturities.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Loan and Lease Finance Receivables

      The following is a summary of the components of loan and lease finance receivables at December 31:

	2003	2002

	(Amounts in thousands)
Commercial and Industrial	$884,870	$688,509
Real Estate:
Construction	156,287	105,486
Mortgage	388,626	396,707
Consumer	44,645	26,750
Municipal lease finance receivables	37,866	17,852
Agribusiness	255,039	214,849

Gross Loans	1,767,333	1,450,153
Less:
Allowance for credit losses	(21,282)	(21,666)
Deferred net loan fees	(7,392)	(4,144)

Net Loans	$1,738,659	$1,424,343

      At December 31, 2003, the Company held approximately $418,840,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 3 to 14 percent and have contractual maturities between 1 and 29 years.

4.	Transactions Involving Directors and Shareholders

      In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

      The following is an analysis of the activity of all such loans:

	As of December 31,

	2003	2002

	(Amounts in
	thousands)
Outstanding balance, beginning of year	$5,624	$5,713
Credit granted, including renewals	1,312	838
Repayments	(1,146)	(927)

Outstanding balance, end of year	$5,790	$5,624

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Credit Losses and Other Real Estate Owned

      Activity in the allowance for credit losses was as follows:

	2003	2002	2001

	(Amounts in thousands)
Balance, beginning of year	$21,666	$20,469	$19,152
Provision charged to operations	—	—	1,750
Acquisition of Western Security Bank	—	2,325	—
Acquisition of Kaweah National Bank	2,767	—	—
Allowance for off-balance sheet credit exposure	(1,733)	—	—
Loans charged off	(3,017)	(2,409)	(1,048)
Recoveries on loans previously charged off	1,599	1,281	615

Balance, end of year	$21,282	$21,666	$20,469

      The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. At December 31, 2003, the allowance necessary for the off-balance sheet commitments was reclassified and is reported separately in other liabilities in the accompanying consolidated statements of financial condition and therefore is no longer part of the allowance for loan and lease losses, as presented above.

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

      At December 31, 2003 and 2002, the Bank had classified as impaired, loan amounts totaling $572,000 and $4,730,000, respectively. All of these loans require specific reserves, and accordingly, the Bank has recorded specific reserves of $289,400 and $3,520,000 on such loans, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002, and 2001 was approximately $1,937,000, $7,117,000, and $15,138,000, respectively. Interest income of $82,000, $1,035,000, and $1,232,000 was recognized, based on cash receipts, on impaired loans during the years ended December 31, 2003, 2002, and 2001, respectively.

      The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2003, $116,000 greater for 2002, and $124,000 greater for 2001.

      At December 31, 2003 and 2002, loans on nonaccrual status totaled $548,000 and $190,000, all of which are included in the impaired loans discussed above.

      The Company has no other real estate owned or allowance for other real estate owned losses at December 31, 2003 or 2002.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company incurred expenses related to other real estate owned of $38,000 (2001) related to the holding and disposition of other real estate owned. There were no expenses incurred in 2003 and 2002 related to holding and disposition of OREO.

6.	Premises and Equipment

      Premises and equipment consist of:

	As of December 31,

	2003	2002

	(Amount in thousands)
Land	$5,876	$5,856
Bank premises	26,535	24,718
Furniture and equipment	38,001	35,528
Lease property under capital lease	649	649

	71,061	66,751
Accumulated depreciation and amortization	(39,992)	(37,338)

	$31,069	$29,413

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

      Income tax expense comprised the following:

	2003	2002	2001

	(Amounts in thousands)
Current provision:
Federal	$14,622	$17,820	$19,776
State	8,097	7,749	4,051

	22,719	25,569	23,827

Deferred provision (benefit):
Federal	5,267	1,128	(562)
State	670	404	35

	5,937	1,532	(527)

	$28,656	$27,101	$23,300

      Income tax liability (asset) comprised the following:

	2003	2002

	(Amounts in
	thousands)
Current:
Federal	$(1,924)	$1,455
State	545	261

	(1,379)	1,716

Deferred:
Federal	5,222	4,989
State	(19)	343

	5,203	5,332

	$3,824	$7,048

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax (liability) asset are as follows:

	2003	2002

	(Amounts in
	thousands)
Federal
Deferred tax liabilities:
Depreciation	$3,433	$1,773
Other Intangibles	294	366
Acquisition — Western Security Bank	1,440	1,416
Acquisition — Kaweah National Bank	1,752	—
Leases	60	68
Deferred income	3,228	2,610
Unrealized gain on investment securities, net	10,386	15,420

Gross deferred tax liability	20,593	21,653

Deferred tax assets:
California franchise tax	1,802	1,775
Bad debt and credit loss deduction	7,976	7,498
Net operating loss carryforward	1,942	2,100
Deferred compensation	3,577	3,341
Other, net	74	1,950

Gross deferred tax asset	15,371	16,664

Net deferred tax (liability) asset — federal	$(5,222)	$(4,989)

State
Deferred tax liabilities:
Depreciation	$336	$597
Other Intangibles	91	113
Acquisition — Western Security Bank	446	439
Acquisition — Kaweah National Bank	543	—
Leases	3	—
Deferred income	1,000	471
Unrealized gain on investment securities, net	2,127	3,159

Gross deferred tax liability	4,546	4,779

Deferred tax assets:
Bad debt and credit loss deduction	2,499	2,348
Net operating loss carryforward	793	387
Deferred compensation	1,178	1,035
Other accrued expense	—	575
Other, net	95	91

Gross deferred tax asset	4,565	4,436

Net deferred tax (liability) asset — state	$19	$(343)

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
Federal income tax at statutory rate	$28,521	35.0%	$26,896	35.0%	$22,175	35.0%
State franchise taxes, net of federal benefit	5,786	7.1%	5,456	7.1%	4,498	7.1%
Tax-exempt interest	(5,124)	(6.3)%	(5,194)	(6.7)%	(4,913)	(7.8)%
Other, net	(527)	(0.6)%	(57)	(0.1)%	1,540	2.5%

	$28,656	35.2%	$27,101	35.3%	$23,300	36.8%

8.	Deposits

      Time certificates of deposit with balances of $100,000 or more amounted to approximately $407,230,000 and $403,285,000 at December 31, 2003 and 2002, respectively. Interest expense on such deposits amounted to approximately $5,670,000 (2003), $7,995,000 (2002), and $15,652,000 (2001).

      At December 31, 2003, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2004	$494,157
2005	45,801
2006	17,622
2007	256
2008 and thereafter	321

$558,157

      At December 31, 2003, the Company had a single depositor with balances of approximately $140,000,000.

9.	Borrowings

      During 2003 and 2002, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $318.0 million and $166.0 million under these agreements at December 31, 2003 and 2002, respectively, with weighted-average interest rates of 2.0 percent and 3.0 percent, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2003, 2002 and 2001 was $234.3 million, $113.8 million and $125.0 million, respectively. The maximum outstanding at any month-end was $318.0 million during 2003, $175.0 million during 2002 and $395.0 million during 2001. On December 31, 2003 and 2002, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $87.5 million and $30.0 million, respectively, at a weighted average annual interest rate of 0.9 percent and 1.3 percent, respectively. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

      The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2003 and 2002, the amounts held by the Bank in the TT&L Note Option Program were $3.8 million and $14.9 million respectively, collateralized by securities.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts are payable on demand. The Bank borrows at a variable rate of 24 and 28 basis points less than the average weekly federal funds rate, which was 1.03% and 1.65% at December 31, 2003 and 2002, respectively. The average amounts held in 2003 and 2002 were $4.2 million and $6.3 million, respectively.

      During 2003 and 2002, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $381.0 million and $272.0 million under these agreements at December 31, 2003 and 2002, respectively, with weighted-average interest rates of 3.4 percent and 5.1 percent in 2003 and 2002 respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2003 are as follows: $51.0 million in 2005, $175.0 million in 2006, $55.0 million in 2007, and $100.0 million in 2011.

10.	Junior Subordinated Debentures

      On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represent the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, but become callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities have a fixed interest rate of 6.51% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

      On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represent the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 15, 2033, but become callable in part or in total on December 15, 2008 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

11.	Commitments and Contingencies

Leases

      The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in excess of one year as of December 31, 2003, excluding property taxes and insurance, are approximately as follows (000’s omitted):

2004	$3,570
2005	3,164
2006	2,189
2007	1,947
2008	1,250
Succeeding years	2,591

Total minimum payments required	$14,711

      Total rental expense for the Company was approximately $3.2 million (2003), $3.1 million (2002), and $2.7 million (2001).

Commitments

      At December 31, 2003, the Company had commitments to extend credit of approximately $607.7 million and obligations under letters of credit of $46.0 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

      The Bank has available lines of credit totaling $308.0 million from certain financial institutions.

Shareholder Rights Plan

      In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of our Series A Participating Preferred Stock at an exercise price of $50.00 (subject to adjustment) upon the occurrence of certain triggering events.

      The rights become exercisable, and will begin to trade separately from the Common Stock of the Company, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Stock or (ii) ten business days (or such later day as determined by the Board) after a person or group announces a tender offer or exchange offer, the consummation of which would result in ownership by a person or group of 20% or more of our Common Stock. Each right will entitle the holder to purchase Common Stock of the Company having a current market value of twice the exercise price of the right. If the company is acquired through a merger or other business combination transaction, or if there is a sale of more than 50% of

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

      The Company’s Board of Directors has the option, at any time after a person becomes a 20% holder of our outstanding common stock to exchange all or part of the rights (other than rights held by the acquiring person) for shares of common stock of the Company provided the Company may not make such an exchange after the person becomes the beneficial owner of 50% or more of our outstanding stock.

      The Company may redeem the rights for $.01 each at any time on, or prior to, public announcement that a person has become the beneficial owner of 20% or more of our common stock. The rights will expire on June 21, 2010, unless earlier redeemed or exchanged.

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

      On March 14, 2003, the Bank reached a settlement in the MRI litigation. Pursuant to this settlement, the Bank agreed to pay $2.0 million to the plaintiffs and the plaintiffs agreed to dismiss this case in its entirety with prejudice. On July 17, 2003, the settlement was finalized by the bankruptcy court administering the bankruptcy proceedings of the Tri-National Development Corp. as successor to MRI and the Bank paid the $2.0 million to the plaintiffs. The amount of this settlement is less than half of the original jury judgment against the Bank, which the Bank had accrued for under accounting principles generally accepted in the United States of America. As a result of the outcome, we reversed the excess legal accrual of $3.4 million to other operating expenses in June 2003.

      On January 27, 2004, employees of the Bank discovered that a break-in had occurred at one of its Business Financial Centers. During this break-in, some of the customers’ safe deposit boxes were compromised. The amount of the recompense to be made to the customers has not been determined. The Bank is working with its customers and insurance company to make restitution.

12.	Deferred Compensation Plans

      As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $178,000 (2003), $181,000 (2002), and $169,000 (2001).

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $170,000 (2003), $170,000 (2002) and $197,000 (2001).

      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”). These agreements called for periodic payments over 179 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 (2003), $60,000 (2002), and $189,000 (2001).

      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”). These agreements called for periodic payments over 179 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $498,000 (2003) and $207,500 (2002).

      KNB had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. The Bank and the Company have no further commitments under these arrangements.

13.	401(k) and Profit-Sharing Plan

      The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2,162,000 (2003), $1,735,000 (2002), and $1,585,000 (2001).

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share Reconciliation

	December 31, 2003

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Amount and share in thousands,
	except per share amount)
Basic EPS
Income available to common stockholders	$52,832	48,182	$1.10
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		928	(0.02)

Diluted EPS
Income available to common stockholders	$52,832	49,110	$1.08

	December 31, 2002

Basic EPS
Income available to common stockholders	$49,745	47,986	$1.04
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		1,049	(0.03)

Diluted EPS
Income available to common stockholders	$49,745	49,035	$1.01

	December 31, 2001

Basic EPS
Income available to common stockholders	$40,058	47,765	$0.84
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		931	(0.02)

Diluted EPS
Income available to common stockholders	$40,058	48,696	$0.82

15.	Stock Option Plans

      In May 2000, the Company approved a new stock option plan that authorizes the issuance of up to 3,781,250 shares (all share amounts have been adjusted to reflect stock dividends and splits) of our stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 4,852,761 shares and expired in February 2001. Under both plans option prices are determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors.

      As a result of the merger with Orange National Bank (“ONB”), the Company maintains two compensatory incentive stock option plans in which options to purchase shares of Company common stock were granted. At December 31, 2003, options for the purchase of 70,564 shares were outstanding and exercisable. There are no further shares available for granting under these plans.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, options for the purchase of 1,556,539 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,126,705 shares were exercisable at prices ranging from $1.89 to $15.36; 3,031,718 shares of common stock were available for the granting of future options under the May 2000 plan. At December 31, 2003, 1,126,705 options are exercisable at a weighted average exercise price of $6.78. The remaining weighted-average contractual life of the 1,556,539 options outstanding at December 31, 2003 is 5.1 years.

      The following table presents the status of all optioned shares and per share amounts:

	Shares	Price Range

Outstanding at January 1, 2001	2,157,392	$1.31 - $11.25
Granted	29,217	$10.67 - $13.61
Exercised	(183,910)	$1.31 - $ 9.04
Effect of stock splits and dividends	(127,761)
Canceled	(3,696)	$6.05 - $10.67

Outstanding at December 31, 2001	1,871,242	$1.31 - $13.61
Granted	251,291	$14.51 - $15.36
Exercised	(162,474)	$1.31 - $10.67
Effect of stock splits and dividends	(41,977)
Canceled	(3,025)	$8.78 - $ 8.78

Outstanding at December 31, 2002	1,915,057	$1.89 - $15.36
Granted	39,600	$17.41 - $19.36
Exercised	(318,887)	$1.89 - $14.51
Effect of stock splits and dividends	(64,526)
Canceled	(14,705)	$8.25 - $14.51

Outstanding at December 31, 2003	1,556,539	$1.89 - $15.36

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, 1,126,705 options are exercisable at a weighted average exercise price of $6.78. The remaining weighted-average contractual life of the 1,556,539 options outstanding at December 31, 2003 is 5.1 years.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/03	Contractual Life	Exercise Price	12/31/03	Exercise Price

$ — — $ 1.94	1	0.0	$1.89	1	$1.89
$1.94 — $ 3.87	346,703	0.9	$2.75	346,703	$2.75
$3.87 — $ 5.81	82,495	3.5	$5.15	82,495	$5.15
$5.81 — $ 7.74	96,511	4.0	$6.28	90,079	$6.19
$7.74 — $ 9.68	615,373	6.1	$8.58	439,809	$8.62
$9.68 — $11.62	124,496	4.8	$10.12	115,726	$10.08
$11.62 — $13.55	10,313	7.7	$12.39	4,124	$12.39
$13.55 — $15.49	241,047	8.5	$14.56	47,768	$14.56
$15.49 — $17.42	22,000	9.6	$17.41	—	$—
$17.42 — $19.36	17,600	9.5	$18.62	—	$—

	1,556,539	5.1	$8.27	1,126,705	$6.78

16.	Regulatory Matters

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2003 and 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2003 and 2002, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:

	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$346,297	14.5%	$191,191	≥8.0%		N/A
Bank	337,420	14.2%	190,766	≥8.0%	$238,459	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$316,209	13.2%	$95,604	≥4.0%		N/A
Bank	314,405	13.2%	95,346	≥4.0%	$143,020	≥6.0%
Tier I Capital (to Average-Assets)
Company	$316,209	8.6%	$146,563	≥4.0%		N/A
Bank	314,405	8.6%	146,747	≥4.0%	$183,433	≥5.0%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$235,096	11.2%	$167,775	≥8.0%		N/A
Bank	235,744	11.3%	167,639	≥8.0%	$209,549	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$213,430	10.2%	$83,862	≥4.0%		N/A
Bank	214,078	10.2%	83,788	≥4.0%	$125,682	≥6.0%
Tier I Capital (to Average-Assets)
Company	$213,430	7.6%	$112,926	≥4.0%		N/A
Bank	214,078	7.6%	112,821	≥4.0%	$141,026	≥5.0%

      In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2003, declare and pay additional dividends of approximately $71,966,000.

      Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2003, this reserve requirement was approximately $400,000.

      On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Condensed Financial Information of Parent Company

	2003	2002

	(Amounts in thousands)
Assets:
Investment in subsidiaries	$360,646	$260,556
Other assets, net	16,475	9,099

Total assets	$377,121	$269,655

Liabilities	$90,400	$9,834
Stockholders’ equity	286,721	259,821

Total liabilities and stockholders’ equity	$377,121	$269,655

STATEMENTS OF EARNINGS

	2003	2002	2001

	(Amounts in thousands)
Equity in net earnings of subsidiaries	$53,204	$49,916	$40,455
Other expense, net	(372)	(171)	(397)

Net earnings	$52,832	$49,745	$40,058

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	2003	2002	2001

	(Amounts in thousands )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,832	$49,745	$40,058

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Earnings of subsidiaries	(53,204)	(49,916)	(40,455)
Other operating activities, net	(1,202)	1,286	634

Total adjustments	(54,406)	(48,630)	(39,821)

Net cash (used in) provided by operating activities	(1,574)	1,115	237

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust I & II	(2,476)	—	—
Capital Contribution to the Bank	(80,000)	—	—
Dividends received from the Bank	32,642	21,700	16,100

Net cash (used in) provided by investing activities	(49,834)	21,700	16,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(21,638)	(20,800)	(15,585)
Proceeds from exercise of stock options	989	479	460
Repurchase of common stock	(7,053)	(2,100)	—
Issuance of junior subordinated debentures	82,476	—	—

Net cash provided by (used in) financing activities	54,774	(22,421)	(15,125)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,366	394	1,212
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,300	4,906	3,694

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,666	$5,300	$4,906

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share amounts)
2003
Net interest income	$31,239	$30,547	$31,434	$36,073
Provision for credit losses	—	—	—	—
Net earnings	12,704	12,520	13,502	14,106
Basic earnings per common share	0.26	0.26	0.29	0.29
Diluted earning per common share	0.26	0.25	0.28	0.29
2002
Net interest income	$26,638	$27,447	$29,371	$30,428
Provision for credit losses	—	—	—	—
Net earnings	12,317	11,639	13,196	12,593
Basic earnings per common share	0.26	0.24	0.28	0.26
Diluted earning per common share	0.25	0.23	0.27	0.26

19.	Fair Value Information

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have realized in a current market exchange as of December 31, 2003 and 2002. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Amounts in thousands)
Assets
Cash and cash equivalents	$112,008	$112,008	$164,973	$164,973
FHLB Stock	37,966	37,966	21,900	21,900
Investment securities available for sale	1,865,782	1,865,782	1,430,599	1,430,599
Loans and lease finance receivables, net	1,738,659	1,754,949	1,424,343	1,420,129
Accrued interest receivable	15,724	15,724	15,841	15,841
Liabilities
Deposits:
Noninterest-bearing	$1,142,330	$1,142,330	$958,671	$958,671
Interest-bearing	1,518,180	1,520,543	1,351,293	1,358,743
Demand note to U.S. Treasury	3,834	3,834	14,888	14,888
Short-term borrowings	405,500	405,500	196,000	196,000
Long-term borrowings	381,000	392,768	272,000	298,216
Junior subordinated debentures	82,476	82,476	—	—
Accrued interest payable	5,259	5,259	6,497	6,497
Funds due on security purchase	—	—	25,970	25,970

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

      The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans on nonaccrual status, is considered to be their estimated fair value.

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

      The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2003 and 2002 includes the carrying amount of nonaccrual loans at each respective date.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2003 or 2002, as these instruments predominantly have adjustable terms and are of a short-term nature.

      The amounts of accrued interest receivable on loans and lease finance receivables and investments are considered to be stated at fair value.

      The amounts payable to depositors for demand, savings, money market accounts, the demand note to the U.S. Treasury, short-term borrowings, and the related accrued interest payable are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20.	Goodwill and Intangible Assets

      During 2003, the Company acquired KNB and recorded an intangible asset classified as core deposit intangible in the amount of $3.1 million. The weighted average amortization period is 8 years.

      The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(Amounts in thousands)
Amortized intangible assets	$11,237	$(3,917)	$8,113	$(3,102)
Aggregate Amortization Expense:
For year ended	$815		$578
Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2003	$—		$817
For the year ended 2004	$1,185		$817
For the year ended 2005	$1,161		$787
For the year ended 2006	$1,153		$787
For the year ended 2007	$1,153		$787
For the year ended 2008	$1,153

      At December 31, 2003 the weighted average remaining life of intangible assets is approximately 5.2 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

	2003	2002

	(Amounts in
	thousands)
Balance as of January 1	$10,708	$5,209
Goodwill acquired during the year	8,872	5,499

Balance as of December 31	$19,580	$10,708

      The impact of adopting SFAS No. 142 on net earnings and earnings per share (basic and diluted) in the prior periods presented is not material.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

CVB Financial Corp.
Ontario, California

      We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

March 10, 2004

INDEX TO EXHIBITS

Exhibit
No.		Page

3.1	Articles of Incorporation of the Company, as amended.(1)	*
3.2	Bylaws of Company, as amended.(2)	*
3.3	Reserved.	*
4.1	Form of Registrant’s Common Stock certificate.(2)	*
4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (2)	*
4.3	Certificate of Determination of Participating Preferred Stock of Registrant (2)	*
4.4	Form of Rights Certificate (2)	*
4.5	Summary of Rights (2)	*
4.6	CVB Statutory Trust I Junior Subordinated Indenture dated December 17, 2003 entered into between CVB Financial Corp. and U.S. Bank National Association, as Trustee
4.7	CVB Statutory Trust I Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.6)
4.8	Amended and Restated Declaration of CVB Statutory Trust I
4.9	CVB Statutory Trust I Form of Capital Security Certificate (included as an exhibit to Exhibit 4.8)
4.10	CVB Statutory Trust I Form of Common Security Certificate (included as an exhibit to Exhibit 4.8)
4.11	CVB Statutory Trust I Guarantee Agreement between CVB Financial Corp. and U.S. Bank National Association
4.12	CVB Statutory Trust II Junior Subordinated Indenture dated December 15, 2003 entered into between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee
4.13	CVB Statutory Trust II Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.12)
4.14	Amended and Restated Declaration of CVB Statutory Trust II
4.15	CVB Statutory Trust II Form of Capital Security Certificate (included as an exhibit to Exhibit 4.14)
4.16	CVB Statutory Trust II Form of Common Security Certificate (included as an exhibit to Exhibit 4.14)
4.17	CVB Statutory Trust II Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association
10.1	Reserved.	*
10.2	Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991.(2)	*
10.3	Chino Valley Bank Profit Sharing Plan, as amended.(3)	*
10.4	Form of Indemnification Agreement.(4)	*
10.5	1991 Stock Option Plan, as amended.(5)	*
10.6	2000 Stock Option Plan.(6)	*
10.7	Form of Option Agreement under 2000 Stock Option (6)	*
10.8	Severance Compensation Agreement dated September 19, 2001 with Edwin J. Pomplun	*
10.9	Severance Compensation Agreement dated September 19, 2001 with Frank Basirico	*
10.10	Severance Compensation Agreement dated September 19, 2001 with Jay Coleman	*
10.11	Severance Compensation Agreement dated September 19, 2001 with Edward J. Biebrich	*

Exhibit
No.		Page

10.12	CVB Financial Corp. 1999 Orange National Bancorp 1993 Continuation Stock Option Plan (7)	*
10.13	CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan (7)	*
12	Statement regarding computation of ratios (included in Form 10-K)	*
21	Subsidiaries of Company.
23	Consent of Independent Certified Public Accountants.
31.1	Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not applicable.

(1)	Filed as Exhibits 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 0-10140, which are incorporated herein by this reference.

(2)	Filed as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4, 4.5 and 10.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which are incorporated herein by this reference.

(3)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(4)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(5)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(6)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(7)	Filed as Exhibit 99.1 and 99.2 to Registrant’s Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.