Form 10-Q
period 2004-03-31
CVB FINANCIAL CORP
filed 2004-05-07
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

For Quarter Ended March 31, 2004                       Commission File Number: 0-10140

CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation
or organization)

95-3629339
(I.R.S. Employer Identification No.)

701 North Haven Ave, Suite 350, Ontario, California
(Address of Principal Executive Offices)

91764
(Zip Code)

        (Registrant’s telephone number, including area code)
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

Number of shares of common stock of the registrant: 48,404,418 outstanding as of May 5, 2004.

CVB FINANCIAL CORP.
2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. FINANCIAL STATEMENTS

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

         GENERAL

         OVERVIEW

         CRITICAL ACCOUNTING POLICIES

         ANALYSIS OF THE RESULTS OF OPERATIONS

         ANALYSIS OF FINANCIAL CONDITION

         RISK MANAGEMENT

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       ITEM 4. CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

       ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       ITEM 5. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                              PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                     Item 1. Financial Statements
                                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (unaudited)
                                                     Dollar amounts in thousands

                                                                               March 31,             December 31,
                                                                                  2004                   2003
                                                                           ------------------    -------------------

     ASSETS
     Investment securities available-for-sale                                      1,902,503              1,865,782
     Investment in stock of Federal Home Loan Bank (FHLB)                             42,022                 37,966
     Loans and lease finance receivables                                           1,812,487              1,759,941
     Allowance for credit losses                                                    (22,005)                (21,282)
                                                                               -----------------      -----------------
          Total earning assets                                                     3,735,007              3,642,407
     Cash and due from banks                                                         118,156                112,008
     Premises and equipment, net                                                      30,035                 31,069
     Goodwill and other intangibles:
          Amortizable                                                                  7,025                  7,321
          Non-amortizable                                                             19,580                 19,580
     Cash value life insurance                                                        66,012                 15,800
     Accrued interest receivable                                                      16,884                 15,724
     Other assets                                                                     17,217                 10,440

                                                                            -----------------      -----------------
           TOTAL ASSETS                                                      $     4,009,916     $        3,854,349
                                                                            =================      =================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
        Deposits:
          Noninterest-bearing                                               $      1,153,994     $        1,142,330
           Interest-bearing                                                        1,545,262              1,518,180
                                                                            -----------------      -----------------
             Total deposits                                                        2,699,256              2,660,510
        Demand Note to U.S. Treasury                                                   1,829                  3,834
        Short-term borrowings                                                        354,900                405,500
        Long-term borrowings                                                         531,000                381,000
        Deferred tax liabilities                                                       9,822                  5,203
        Accrued interest payable                                                       4,861                  5,259
        Deferred compensation                                                          6,803                  6,955
        Junior subordinated debentures                                                82,476                 82,476
        Other liabilities                                                             22,540                 16,891
                                                                             -----------------      -----------------
           TOTAL LIABILITIES                                                       3,713,487              3,567,628
                                                                            -----------------      -----------------

     COMMITMENTS AND CONTINGENCIES

     Stockholders' Equity:
        Preferred stock (authorized, 20,000,000 shares
           without par; none issued or outstanding)                                        -                      -
     Common stock (authorized, 78,125,000 shares
           without par; issued and outstanding
           48,386,418 (2004) and 48,289,347 (2003))                                  233,173                232,959
     Retained earnings                                                                39,596                 36,482
     Accumulated other comprehensive income, net of tax                               23,660                 17,280
                                                                            -----------------      -----------------
           Total stockholders' equity                                                296,429                286,721
                                                                             -----------------      -----------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      4,009,916     $        3,854,349
                                                                             =================      =================

     See accompanying notes to the consolidated financial statements.

                   CVB FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (unaudited)
              Dollar amounts in thousands, except per share

                                                                                For the Three Months
                                                                                  Ended March 31,

                                                                            2004              2003
                                                                         -----------------------------
     Interest income:
       Loans, including fees                                                $26,250         $23,819
       Investment securities:
          Taxable                                                            15,728          12,384
           Tax-preferred                                                      3,971           4,130
                                                                           -----------  ---------------
                 Total investment income                                     19,699          16,514
        Federal funds sold                                                        2              12
                                                                          -----------  ----------------
                 Total interest income                                       45,951          40,345
       Interest expense:
       Deposits                                                               3,683           4,516
       Borrowings                                                             5,374           4,590
       Junior subordinated debentures                                         1,330               -
                                                                          -----------  -----------------
                 Total interest expense                                      10,387           9,106
                                                                           -----------  ----------------
         Net interest income before provision for credit losses              35,564          31,239
      Provision for credit losses                                                -                -
                                                                          -----------  -----------------
         Net interest income after
            provision for credit losses                                      35,564           31,239
       Other operating income:
        Service charges on deposit accounts                                   3,793            3,696
        Wealth Management services                                            1,162            1,047
        Investment services                                                     375              406
        Bankcard services                                                       425              335
        Other                                                                 1,326              611
        Impairment charge on investment securities                           (6,300)               -
        Gain on sale of securities, net                                           -              794
                                                                          -----------  ------------------
                 Total other operating income                                   781            6,889
      Other operating expenses:
        Salaries and employee benefits                                       11,742            9,988
        Occupancy                                                             1,774            1,551
        Equipment                                                             1,856            1,492
        Stationary and supplies                                               1,219            1,099
        Professional services                                                 1,121              682
        Promotion                                                             1,520            1,130
        Data processing                                                         354              303
        Amortization of intangibles                                             296              111
        Other                                                                 1,623            1,383
                                                                           -----------  -----------------
                  Total other operating expenses                             21,505           17,739
                                                                           -----------  -----------------
     Earnings before income taxes                                            14,840           20,389
     Income taxes                                                             4,768            7,685
                                                                          -----------   -----------------
         Net earnings                                                       $10,072          $12,704
                                                                         ===========  ===================
     Basic earnings per common share                                         $ 0.21           $ 0.26
                                                                         ===========  ===================
     Diluted earnings per common share                                       $ 0.20           $ 0.26
                                                                         ===========  ===================
     Cash dividends per common share                                         $ 0.12           $ 0.12
                                                                         ===========  ===================

     See accompanying notes to the consolidated financial statements.

                                                  CVB FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                             Common                                             Comprehensive
                                             Shares           Common           Retained            Income,            Comprehensive
                                           Outstanding         Stock           Earnings          Net of Tax              Income
                                          --------------  ----------------  ---------------  --------------------  --------------------
                                                                       (amounts and shares in thousands)
   Balance January 1, 2003                       43,533        $  146,449        $  87,716          $     25,656
   Issuance of common stock                         317               989
   10% stock dividend                             4,387            75,990          (75,990)
   Repurchase of common stock                      (349)             (615)          (6,438)
   Shares issued for acquisition of
       Kaweah National Bank                         401             7,904
   Tax benefit from exercise of stock options                       2,242
   Cash dividends                                                                 (21,638)
   Comprehensive income:
     Net earnings                                                                   52,832                                $     52,832
     Other comprehensive income:
         Unrealized (loss) on securities
             available-for-sale, net                                                                      (8,376)               (8,376)
                                                                                                                   --------------------
         Comprehensive income                                                                                             $     44,456
                                          --------------  ----------------  ---------------  --------------------  ====================
   Balance December 31, 2003                     48,289           232,959           36,482                17,280
   Issuance of common stock                         157               309
   Repurchase of common stock                       (60)              (95)          (1,107)
   Cash dividends                                                                   (5,851)
   Comprehensive income:
     Net earnings                                                                   10,072                                $     10,072
     Other comprehensive income:
         Unrealized gains on securities
             available-for-sale, net of taxes $4,620                                                       6,380                 6,380
                                                                                                                   --------------------
              Comprehensive income                                                                                        $     16,452
                                          --------------  ----------------  ---------------  --------------------  ====================
   Balance March 31, 2004                        48,386        $  233,173        $  39,596          $     23,660
                                          ==============  ================  ===============  ====================

     The Company reported net unrealized gains on securities  available-for-sale of $3.1 million, net of $2.2 million tax for the three months ended March 31, 2003. Accumulated other comprehensive income as of March 31, 2003 was $22.2 million.

See accompanying notes to the consolidated financial statements.

                                CVB FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (unaudited)
                                                                                    For the Three Months
                                                                                       Ended March 31,

                                                                                   2004               2003
                                                                             -----------------  -----------------
                                                                                   (amounts in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
       Interest received                                                           $   46,695         $   39,008
       Service charges and other fees received                                          7,055              6,099
       Interest paid                                                                  (10,846)           (10,725)
       Cash paid to suppliers and employees                                           (15,685)           (18,848)
                                                                             -----------------  -----------------
         Net cash provided by operating activities                                     27,219             15,534
                                                                             -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities available-for-sale                      -             34,762
       Proceeds from repayment of MBS                                                  92,227            137,558
       Proceeds from repayment of investment securities available-for-sale                  -              1,885
       Proceeds from maturity of investment securities available-for-sale              11,920              4,725
       Purchases of investment securities available-for-sale                          (20,869)           (77,355)
       Purchases of MBS                                                              (118,841)          (390,637)
       Purchases of FHLB stock                                                         (4,056)           (13,000)
       Net increase in loans                                                          (57,405)           (12,979)
       Proceeds from sales of premises and equipment                                       27                 75
       Purchase of premises and equipment                                                (533)            (2,462)
       Purchase of Bank Owned Life Insurance                                          (50,000)                 -
       Other investing activities                                                      (3,000)                 -
                                                                             -----------------  -----------------
         Net cash used in investing activities                                       (150,530)          (317,428)
                                                                             -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in transaction deposits                                            74,077             12,637
       Net increase in time deposits                                                  (35,269)            (1,645)
       Advances from Federal Home Loan Bank                                           150,000                  -
       Repayment of advances from Federal Home Loan Bank                              (41,000)                 -
       Net (decrease) increase in short-term borrowings                               (11,605)           240,112
       Cash dividends on common stock                                                  (5,851)            (5,303)
       Repurchase of common stock                                                      (1,202)                 -
       Proceeds from exercise of stock options                                            309                284
                                                                             -----------------  -----------------
         Net cash provided by financing activities                                    129,459            246,085
                                                                             -----------------  -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    6,148            (55,809)
CASH AND CASH EQUIVALENTS, beginning of period                                        112,008            164,973
                                                                             -----------------  -----------------
CASH AND CASH EQUIVALENTS, end of period                                           $  118,156         $  109,164
                                                                             =================  =================

See accompanying notes to the consolidated financial statements.

                      CVB FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (unaudited)

                                                                                  For the Three Months
                                                                                     Ended March 31,

                                                                                  2004             2003
                                                                             ---------------  ---------------
                                                                                 (amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
       Net earnings                                                              $   10,072       $   12,704
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
       Impairment charge on investment securities                                     6,300                -
       Gain on sale of investment securities                                              -             (794)
       (Gain) loss on sale of premises and equipment                                    (21)               4
       Increase in cash value of life insurance                                        (211)             (60)
       Net amortization of premiums on investment securities                          3,542            3,146
       Depreciation and amortization                                                  1,859            1,380
       Change in accrued interest receivable                                         (1,160)          (3,039)
       Change in accrued interest payable                                              (398)          (1,157)
       Deferred taxes                                                                 5,937                -
       Change in other assets and liabilities                                         1,299            3,350
                                                                             ---------------  ---------------
          Total adjustments                                                          17,147            2,830
                                                                             ---------------  ---------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $   27,219       $   15,534
                                                                             ===============  ===============

Supplemental Schedule of Noncash Investing and Financing Activities

       Securities purchased and not settled                                        $      -       $   40,960

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2004 and 2003

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        Principles of Consolidation —The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries, Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc., Community Trust Deed Services, CVB Ventures, Inc., Chino Valley Bancorp, and ONB Bancorp after elimination of all intercompany transactions and balances.

        Nature of Operations —The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which is located in Costa Mesa, California, which provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of Southern California. The Bank operates 37 Business Financial Centers with its headquarters located in the city of Ontario.

        Investment Securities —The Company classifies as held-to-maturity those debt securities that it has the positive intent and ability to hold to maturity. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

        Loans and Lease Finance Receivables —Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2004, the Company had entered into commitments with certain customers amounting to $684.8 million compared to $607.7 million at December 31, 2003. Letters of credit at March 31, 2004, and December 31, 2003, were $55.8 million and $46.0 million, respectively.

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

        Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For the three months ended March 31, 2004, the Company charged-off loans totaling $308,000 and had recoveries of $1,031,000.

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

        At March 31, 2004, impaired loans totaled $0.7 million. These loans were supported by collateral with a fair market value, net of prior liens, of $1.6 million.

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

        Other Real Estate Owned —Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

        Business Combinations and Intangible Assets –The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.

        Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2003 and did not record any impairment of goodwill. At March 31, 2004 goodwill was $19.6 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of March 31, 2004, intangible assets that continue to be subject to amortization include core deposits of $7.0 million (net of $4.2 million of accumulated amortization). Amortization expense for such intangible assets was $296,000 for the three months ended March 31, 2004. Estimated amortization expense, for the remainder of 2004 is expected to be $889,000. Estimated amortization expense, for the succeeding five fiscal years is $1.16 million for year one and $1.15 million for the years two to five. The weighted average remaining life of intangible assets is approximately 5.0 years.

        Income Taxes —Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Earnings per Common Share —Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at March 31, 2004 was 48,386,418. The table below presents the reconciliation of earnings per share for the periods indicated.

                                                                  Earnings Per Share Reconciliation
                                                     (Dollars and shares in thousands, except per share amounts)
                                                                         For the Three Months
                                                                           Ended March 31,
                                                          2004                                             2003
                                   -----------------------------------------------  ------------------------------------------------
                                                        Weighted                                         Weighted
                                        Income       Average Shares    Per Share          Income      Average Shares    Per Share
                                      (Numerator)    (Denominator)      Amount          (Numerator)    (Denominator)      Amount
                                   -----------------------------------------------  ------------------------------------------------
    BASIC EPS
      Income available to
        common stockholders        $        10,072             48,368       $0.21   $         12,704            47,993        $0.26
    EFFECT OF DILUTIVE
      SECURITIES
      Incremental shares
        from assumed exercise
       of outstanding options                                     833      (0.01)                                1,009         0.00
                                     ---------------------------------------------     ---------------------------------------------
    DILUTED EPS
      Income available to
        common stockholders        $        10,072             49,201       $0.20   $         12,704            49,002        $0.26
                                   ===============================================  ================================================

        Stock-Based Compensation —At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

                                                             For the Three Months
                                                               Ended March 31,

                                                             2004            2003
                                                        -------------   -------------
                                                            (Dollars in thousands)
    Net income, as reported                             $     10,072    $     12,704
    Deduct: Total stock-based employee compensation              154             171
      expense determined under fair value based method for all
      awards, net of related tax effects
                                                          -----------     -----------
    Pro forma net income                                $      9,918    $     12,533
                                                          ===========     ===========

    Earnings per share:
    Basic - as reported                                 $       0.21    $       0.26
    Basic - pro forma                                   $       0.21    $       0.26

    Diluted - as reported                               $       0.20    $       0.26
    Diluted - pro forma                                 $       0.20    $       0.26

        The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2004 was estimated on the date of the grant using the following weighted-average assumptions as of March 31, 2004: (1) expected dividend yield of 2.3%; (2) risk-free interest rate of 2.8%; (3) expected volatility of 37.6%; and (4) expected lives of options of 6.4 years. The assumptions as of March 31, 2003 are as follow: (1) expected dividend yield of 2.7%; (2) risk-free interest rate of 2.8%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.1 years. There were 266,000 and 8,850 options granted during the first three months in 2004 and 2003, respectively.

        Statement of Cash Flows —Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold.

        Trust Services —The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank. Trust fees are recorded on an accrual basis.

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

        Shareholder Rights Plan — In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements. “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

GENERAL

        Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2003 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

OVERVIEW

        We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by Citizens Business Bank. We are based in Ontario, California in the Inland Empire. Our geographical market area goes from Fresno (the middle of the Central Valley) in the north to Laguna Beach (in Orange County) in the south. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

        Our main source of income is from the interest earned on our loans and investments and our major area of expense is the interest paid on deposits and borrowings. As such our income is subject to interest rates and their impact on our income statement. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them. See the Risk Management section of this Item 2.

        Economic conditions in our Southern California service area impact our business. The economy of this area has not had the decline that other areas of the state and country have witnessed during the past few years. However, we are still subject to any changes in the economy in this area. One of the mainstays in our market place has been construction. Southern California is not building enough houses to meet the demand. Although we do not provide mortgages on single-family residences, we still benefit from construction growth since we provide construction loans to builders. This is one area of our balance sheet that has grown over last year.

        Our growth in loans and investments compared with the first quarter of 2003 has allowed our interest income to grow even though there was a decline in the interest rate environment. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 0.56% for the first quarter of 2004.

        We enhanced the Bank’s capital position in the last quarter of 2003 with the issuance by the Company of $82.5 million in junior subordinated debentures. The cash received from these junior subordinated debentures was contributed as capital to the Bank. The Bank used the proceeds to purchase investment securities to enhance earnings.

        During the current quarter, we wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on LIBOR and perform like a bond. However, based on generally accepted accounting principles, these securities must be evaluated as an equity security not a bond. Since there was a loss of value that was deemed other-than-temporary, we charged $6.3 million against current earnings in the first three months of 2004 to adjust the basis of these issues. We still have $40.8 million of unrealized gains in our investment portfolio.

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

        Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. The Company’s allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Investment Portfolio: The investment portfolio is an integral part of the Company’s financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of the Company’s financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgages (i.e., how often the underlying properties are sold and mortgages paid-off). We use estimates for the average lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. We adjust the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        We reported net earnings of $10.1 million for the three months ended March 31, 2004. This represented a decrease of $2.6 million or 20.72%, over net earnings of $12.7 million, for the three months ended March 31, 2003. Basic earnings per share for the three-month period decreased to $.21 per share for 2004, compared to $0.26 per share for 2003. Diluted earnings per share decreased to $.20 per share for the first three months of 2004, compared to $0.26 per share for the same three-month period last year. The annualized return on average assets was 1.03% for the first three months of 2004 compared to a return on average assets of 1.67% for the three months ended March 31, 2003. The annualized return on average equity was 13.79% for the three months ended March 31, 2004, compared to a return of 19.25% for the three months ended March 31, 2003.

        During the three months ended March 31, 2004, the Company recorded a charge of $6.3 million for the other-than-temporary impairment on two issues of preferred stock issued by the Federal Home Loan Mortgage Corporation (Freddie Mac). Although theses securities are technically equity securities, experts in the investment industry recognize that this type of security performs like a bond or a debt security. They are priced and analyzed like a bond for investment purposes. In spite of having these bond characteristics, we were required to write the securities down $6.3 million as a result of an other-than-temporary decline in market value due to the interest rate environment. These securities are equity securities with no stated maturity dates. A maturity date would provide a date certain when the security would be redeemed at par or face value.

        During the three months ended March 31, 2004, the Company had no net gains or losses on sales of securities. During the three months ended March 31, 2003, the Company had net gains on sales of securities of $0.8 million. The net gains on sale of investments were taken to reposition some of the securities in the Bank’s portfolios, which would not perform well under the then current or anticipated yield environments.

        Net earnings, excluding the impact of the other-than-temporary impairment write-down on investment securities, totaled $14.3 million for the three month ended March 31, 2004. This represented an increase of $2.1 million, or 17.52%, compared to net earnings, excluding the net gains on sales of investment securities, of $12.2 million for the first three months of 2003.

        The following table reconciles the differences in net earnings with and without the other-than-temporary impairment write-down and net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                                                                            Net Earnings Reconciliation
                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                              ( amounts in thousands )

                                                                    2004                                         2003
                                                --------------------------------------------------------------------------------------
                                                 Before Income     Income     Net Earnings    Before Income     Income        Net
                                                     Taxes          Taxes                         Taxes          Taxes     Earnings
                                                --------------------------------------------------------------------------------------
Net Earnings excluding other-than-temporary           $   21,140     $ 6,792      $ 14,348         $   19,595     $ 7,386    $ 12,209
impairment write-down and net gains on sale of
securities
     Other-than-temporary impairment
         write-down
                                                          (6,300)     (2,024)       (4,276)
     Net gains on sale of securities
                                                                                                          794         299         495
                                                -------------------------------------------  -----------------------------------------
Net Earnings as reported                              $   14,840     $ 4,768      $ 10,072         $   20,389     $ 7,685    $ 12,704
                                                ===========================================  =========================================

        We have presented net earnings without the other-than-temporary impairment write-down on investment securities and realized net gains on sales of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.

Net Interest Income

        The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

        The Company’s net interest income (before provision for credit losses) totaled $35.6 million for the three months ended March 31, 2004. This represented an increase of $4.3 million, or 13.84%, over net interest income of $31.2 million for the same period in 2003. The increase in net interest income of $4.3 million resulted from a $5.6 million increase in interest income, offset by a $1.3 million increase in interest expense. The $5.6 million increase in interest income resulted from the $790.8 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.15% for the first three months of 2004 from 5.81% for the same period in 2003. The $1.3 million increase in interest expense resulted from a $621.0 million increase in average interest-bearing liabilities, offset by a decline in the average rate paid on interest-bearing liabilities to 1.66% for the first three months of 2004 from 1.97% for the same period in 2003.

        Interest income totaled $46.0 million for the first three months of 2004. This represented an increase of $5.6 million, or 13.89%, compared to total interest income of $40.3 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $2.90 billion in the first three months of 2003 to $3.69 billion in the same period in 2004. This represents a 27.23% increase for the first three months of 2004 over the same period last year. This was partially offset by a decline in the average yield on earning assets, which decreased by 66 basis points.

        Interest expense totaled $10.4 million for the first three months of 2004. This represented an increase of $1.3 million, or 14.08%, over total interest expense of $9.1 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities even though the cost of these liabilities decreased by 31 basis points.

        Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the three-month periods ended March 31, 2004, and 2003. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
                                           As of March 31, 2004                   As of March 31, 2003
                                      -----------------------------------------  ----------------------------------------------
                                          Average                                  Average                           Interest
ASSETS                                    Balance         Interest       Rate      Balance     Interest     Rate     Change
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
                                                                      (amounts in thousands)
Investment Securities
  Taxable (1)                             $  1,528,446      $  15,238    4.02%    $ 1,093,161  $  12,080     4.47%       3,158
  Tax preferenced  (2)                         359,288          3,971    5.85%        352,133      4,130     6.20%        (159)
 Federal Funds Sold & Reverse repo                 879              2    0.92%            889         12     5.40%         (10)
Investment in FHLB stock                        39,590            490    4.95%         23,872        304     5.09%         186
Loans (3) (4)                                1,766,715         26,250    5.98%      1,434,083     23,819     6.74%       2,431
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
Total Earning Assets                         3,694,918         45,951    5.15%      2,904,138     40,345     5.81%       5,606
Total Non Earning Assets                       230,954                                172,837
                                      -----------------                          ------------
Total Assets                              $  3,925,872                            $ 3,076,975
                                       =================                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand Deposits                           $  1,102,699                             $ 893,495
Savings Deposits (5)                         1,001,387      $   1,757    0.71%       828,155     $ 2,589     1.27%        (832)
Time Deposits                                  535,828          1,926    1.45%       566,228       1,927     1.38%          (1)
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
Total Deposits                               2,639,914          3,683    0.56%     2,287,878       4,516     0.80%        (833)
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
Other Borrowings                               948,650          6,704    2.80%       470,519       4,590     3.90%       2,114
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
Interest Bearing Liabilities                 2,485,865         10,387    1.66%     1,864,902       9,106     1.97%       1,281
                                      ----------------- --------------  -------  ------------  ----------  --------  ----------
Total deposits and borrowings                3,588,564                             2,758,397                             4,325
Other Liabilities                               43,600                                51,030
Stockholders' Equity                           293,708                               267,548
                                      -----------------                          ------------
Total Liabilities and Stockholders'
Equity                                    $  3,925,872                            $3,076,975
                                      =================                          ============
Net interest income                                         $  35,564                           $31,239
                                                        ==============                         ==========

Net interest spread - tax equivalent                                     3.49%                               3.84%
Net interest margin                                                      3.99%                               4.50%
Net interest margin - tax equivalent                                     4.02%                               4.54%
Net interest margin excluding loan fees                                  3.79%                               4.29%
Net interest margin excluding loan fees - tax equivalent                 3.82%                               4.34%

----------------------------------------------------------------------
(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2004 was 4.42% and 2003 was 4.69%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2004, $1,848 and 2003, $1,470.
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2004, $719 and 2003, $1,109.
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s taxable equivalent (TE) net interest margin was 4.02% for the first three months of 2004, compared to 4.54% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

  Decrease in average demand deposits (interest free deposits) as a percent of average earning assets from 30.77% in the first three months of 2003 to 29.84% for the same period in 2004
  Increase in average interest-bearing liabilities as a percent of average earning assets from 64.22% (TE) in the first three months of 2003 to 67.28% (TE) for the same period in 2004
  Increase in average borrowings as a percent of average earning assets from 16.20% in the first three months of 2003 to 25.67% in the same period of 2004
  Increase in average investment securities as a percent of average earning assets from 50.62% in the first three months of 2003 to 52.19% in the same period of 200
  Interest expense as a percent of average earning assets decreased from 1.25% in the first three months of 2003 to 1.12% in the same period of 2004, a decrease of 13 basis points
  In addition, our net interest margin is impacted by declining interest rates.

        It is difficult to attribute the above changes to any one factor. However, the declining interest rate environment is a significant factor. Interest rates are at their lowest in 45 years. In addition, the banking and financial services businesses in the Company’s market areas are highly competitive. This competition has an influence on the strategies the Company employs.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.49% for the first three months of 2004 and 3.84% for the same period last year. The decrease in the net interest spread for the three months ended March 31, 2004 resulted from a 66 basis point decrease in the yield on earning assets offset by a 31 basis point decrease in the cost of interest-bearing liabilities, thus generating a 35 basis point decrease in the net interest spread over the same period last year.

        The yield (TE) on earning assets decreased to 5.15% for the first three months of 2004, from 5.81% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets decreased to 47.81% in the first three months of 2004 from 49.38% for the same period in 2003. Average investments as a percent of earning assets increased to 52.19% in the first three months of 2004 from 50.62% for the same period in 2003. Average federal funds sold as a percent of earning assets decreased to 0.02% in the first three months of 2004 from 0.03% for the same period in 2003. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first three months of 2004 decreased to 5.98% as compared to 6.74% for the same period in 2003 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2004 decreased to 4.37% compared to 4.89% for the same period in 2003 as a result of the decreasing interest rate environment. The decrease in the yield on earning assets for the first three months of 2004 was the result of lower yields on both loans and investments as a result of the lower interest rate environment.

        The cost of average interest-bearing liabilities decreased to 1.66% for the first three months of 2004 as compared to 1.97% for the same period in 2003, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 38.16% during the first three months of 2004 as compared to 25.23% for the same period in 2003. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2004 decreased to 0.56% as compared to 0.80% for the same period in 2003, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first three months of 2004 decreased to 2.80% as compared to 3.90% for the same period in 2003, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

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
                                                                 2004 Compared to 2003
                                                               Increase (Decrease) Due to
                                                  -----------------------------------------------------
                                                                                Rate/
                                                    Volume         Rate         Volume        Total
                                                  -----------   ------------  -----------   -----------
                                                                ( amounts in thousands )
Interest Income:
  Taxable investment securities                      $ 4,865      $ (1,216)      $ (491)       $ 3,158
  Tax-advantaged securities                               84          (230)         (13)          (159)
  Fed funds sold & interest-bearing
   deposits with other institutions                        -           (10)           -            (10)
  Investment in FHLB stock                               200            (8)          (6)           186
  Loans                                                5,589        (2,680)        (478)         2,431
                                                  -----------   ------------  -----------   -----------
Total interest on earning assets                      10,738        (4,144)        (988)         5,606
                                                  -----------   ------------  -----------   -----------
                                                                                                     -
Interest Expense:
  Savings deposits                                       549        (1,140)        (241)          (832)
  Time deposits                                         (105)           97            7             (1)
  Other borrowings                                     4,714        (1,294)      (1,306)         2,114
                                                  -----------   ------------  -----------   -----------
Total interest on interest-bearing liabilities         5,158        (2,337)      (1,540)         1,281
                                                  -----------   ------------  -----------   -----------
Net Interest Income                                  $ 5,580      $ (1,807)       $  552       $ 4,325
                                                  ===========   ============  ===========   ===========

         Interest and Fees on Loans

        Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $26.2 million for the first three months of 2004. This represented an increase of $2.4 million, or 10.20%, over interest and fees on loans of $23.8 million for the same period in 2003. The increase in interest and fees on loans for the first three months of 2004 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 5.98% for the first three months of 2004, compared to 6.74% for the same period in 2003. Deferred loan origination fees, net of costs, totaled $7.9 million at March 31, 2004. This represented an increase of $3.8 million, or 89.96%, from deferred loan origination fees, net of costs, of $4.1 million at March 31, 2003. The increase was primarily contributed by Golden West Enterprises auto and equipment leases.

        In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2004 and 2003.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $1.8 million for the first three months of 2004, as compared to $1.5 million for the same period in 2003, an increase of $378,000, or 25.73%.

Interest on Investments

        The second most important component of interest income is interest on investments, which totaled $19.7 million for the first three months of 2004. This represented an increase of $3.2 million, or 19.29%, over interest on investments of $16.5 million for the same period in 2003. The increase in interest on investments for the first three months of 2004 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 4.37% for the first three months of 2004, compared to 4.89% for the same period in 2003 as a result of the decreasing interest rate environment, and increased prepayments on mortgage-back securities which caused increased cash flows to be invested at lower yields. These were offset by the increase in the average investment portfolio.

Provision for Credit Losses

        The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first three months of 2004 or 2003 and we believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

Other Operating Income

        Other operating income has become an increasingly important source of revenue for the Company. Other operating income for the Company includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community Trust Deed Services and other revenues not included as interest on earning assets.

        Other operating income, including other-than-temporary impairment write-down and gains on the sales of investment securities, totaled $0.8 million for the first three months of 2004. This represents a decrease of $6.1 million, or 88.66%, from other operating income, including gains on the sales of investment securities, of $6.9 million for the same period in 2003. The decrease was the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac. Other operating income, without the other-than-temporary impairment write-down and gains on the sales of investment securities, totaled $7.1 million, an increase of $1.0 million or 16.18%, as compared to the same period of 2003.

        Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 2.15% for the first three months of 2004, as compared to 18.07% for the same period in 2003. Excluding the other-than-temporary impairment write-down and gains on sales of investment securities, other operating income as a percent of net revenues was 16.60% for the first three months of 2004, as compared to 16.33% for the same period in 2003.

        The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down and gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

                                               Other Operating Income Reconciliation
                                                        For the Three Months
                                                          Ended March 31,
                                                      ( amounts in thousands )

                                                 2004                                         2003
                              -------------------------------------------    -----------------------------------------
                                 Without
                                other-than-   Other-than-
                                temporary     temporary                                   Net gains
                                impairment    impairment     Reported         Without         on           Reported
                                write-down    write-down     earnings          gains      securities       earnings
                              -------------------------------------------    -----------------------------------------

Other Operating Income             $  7,081     $  (6,300)       $   781         $  6,095       $  794       $  6,889
                              -------------- -------------- -------------    ------------- ------------  -------------

Net Revenues                       $ 42,645     $  (6,300)      $ 36,345         $ 37,334       $  794       $ 38,128
                              -------------- -------------- -------------    ------------- ------------  -------------

Percent of Other Operating
   Income to Net Revenues            16.60%          0.00%         2.15%           16.33%      100.00%         18.07%

        There were no gains on sales of securities in 2004. We have presented other operating income without the other-than-temporary impairment write-down and net gains on sales of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of these items. We believe the reader will be able to more easily assess the results of the Company’s operations and business.

        Service charges on deposit accounts totaled $3.8 million in the first three months of 2004. This represented an increase of $97,000, or 2.64% over service charges on deposit accounts of $3.7 million for the same period in 2003. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in the first three months of 2004 was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 485.36% of other operating income in the first three months of 2004, as compared to 53.64% in the same period in 2003.

        The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Asset values for the most part have declined with the decline in stock market values. Despite the decline in stock market values in recent years the Wealth Management Division generated fees of $1.2 million in the first three months of 2004. Fees generated by the Wealth Management Division in the first three months of 2004 increased $116,000, or 11.06% over fees generated by the Wealth Management Division of $1.0 million in the same period in 2003. Fees generated by the Wealth Management Division represented 144.94% of other operating income in the first three months of 2004, as compared to 15.19% for the same period in 2003.

        Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $375,000 in the first three months of 2004. This represented a decrease of $31,000, or 7.61%, over fees generated of $406,000 for the same period in 2003. Fees generated by Investment Services represented 47.98% of other operating income in the first three months of 2004, as compared to 5.89% for the same period in 2003.

        Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $425,000 in the first three months of 2004. This represented an increase of $90,000, or 27.02%, over fees generated of $335,000 for the same period in 2003. Fees generated by Bankcard represented 54.43% of other operating income in the first three months of 2004, as compared to 4.86% for the same period in 2003. The increase in Bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., was $1.3 million in the first three months of 2004. This represented an increase of $715,000, or 116.51%, over other fees and income generated of $611,000 for the same period in 2003. Total revenue from Community Trust Deed Services was approximately $15,000 in the first three months of 2004 and $18,000 for the same period in 2003. Other fees and income represented 169.64% of other operating income in the first three months of 2004, as compared to 4.82% for the same period in 2003.

Other Operating Expenses

        Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, amortization of intangibles, and other expenses, including prepayment penalties. Other operating expenses totaled $21.5 million for the first three months of 2004. This represents an increase of $3.8 million, or 21.23% from other operating expenses of $17.7 million for the same period in 2003.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.20% for the first three months of 2004, compared to a ratio of 2.34% for the same period in 2003. The decrease in percentage was primarily due to the increase in total average assets for the three months ended March 31, 2004 as compared to the same period in 2003.

        Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2004, the efficiency ratio was 59.17%, compared to a ratio of 46.52% for the same period in 2003. The increase was primarily due to the impact of the $6.3 million other-than-temporary impairment write-down in the first three months of 2004. Without the impairment charge on investment securities and net gains on sales of investment securities, the efficiency ratio would have been 50.43% in 2004 as compared to 47.51% in 2003. The increase in the ratio is mainly due to additional expenses as a result of the Kaweah National Bank acquisition and increases in salaries and employee benefits expenses from increased staffing levels.

        The following table reconciles the differences in operating efficiency ratio with and without the other-than-temporary impairment write-down and net gains on sales of investment securities:

                                                        Operating Efficiency Ratio Reconciliation
                                                                   For the Three Months
                                                                     Ended March 31,

                                                                  (amounts in thousands)
                                                            2004                                     2003
                                            -------------------------------------    --------------------------------------
                                               Other                  Operating       Other                      Operating
                                             Operating     Net        Efficiency     Operating        Net        Efficiency
                                              Expense    Revenues       Ratio         Expense       Revenues        Ratio
                                            -------------------------------------    --------------------------------------
Without other-than-temporary impairment         $21,505     $ 42,645      50.43%         $17,739      $ 37,334      47.51%
write-down and net gains on sale of
securities
     Other-than-temporary impairment
         write-down
                                                              (6,300)
     Net gains on sale of securities
                                                                                                           794
                                            -------------------------                --------------------------
Reported Amount                                 $21,505     $ 36,345      59.17%         $17,739      $ 38,128      46.53%
                                            =========================                ==========================

        We have presented the operating efficiency ratio without the other-than-temporary impairment write-down and net gains on sales of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily assess the results of the Company’s operations and business.

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $11.7 million for the first three months of 2004. This represented an increase of $1.8 million, or 17.56%, over salaries and related expenses of $10.0 million for the same period in 2003. The increases for 2004 primarily resulted from increased staffing levels and annual salary adjustments. At March 31, 2004, we employed 649 full time equivalent employees, compared to 599 full time equivalent employees at March 31, 2003. Salaries and related expenses as a percent of average assets decreased to 1.20% for the first three months of 2004, compared to 1.32% for the same period in 2003.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $1.8 million for the first three months of 2004. This represented an increase of $223,000, or 14.36%, over occupancy expense of $1.6 million for the same period in 2003. The increase in occupancy expense is primarily due to the on-going remodeling and upkeep of our facilities. Equipment expense totaled $1.9 million for the first three months of 2004. This represented an increase of $364,000, or 24.35%, over the $1.5 million expense for the same period in 2003. The increase in equipment expense primarily reflects the upgrade to image processing equipment and the on going upgrade of other computer equipment.

        Stationary and supplies expense totaled $1.2 million for the first three months of 2004. This represented an increase of $120,000, or 10.88%, over the expense of $1.1 million for the same period in 2003. Professional services totaled $1.1 million for the first three months of 2004. This represented an increase of $440,000 or 64.50%, over an expense of $682,000 for the same period in 2003. Promotion expense totaled $1.5 million for the first three months of 2004. This represented an increase of $390,000, or 34.51%, from an expense of $1.1 million for the same period in 2003. Data processing expense totaled $354,000 for the first three months of 2004. This represented an increase of $51,000, or 16.56%, from an expense of $303,000 for the same period in 2003.

        The amortization expense of intangibles totaled $296,000 for the first three months of 2004 and $111,000 for the same period in 2003. This represents an increase of $185,000, or 165.93%. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Kaweah National Bank in September 2003.

        Other operating expense totaled $1.6 million for the first three months of 2004. This represented an increase of $240,000, or 17.35%, from an expense of $1.4 million for the same period in 2003.

        Most of the increases in Other Operating Expenses is due to the increase in the number of Business Financial Centers, primarily due to the acquisition of Kaweah National Bank.

Income Taxes

        The Company’s effective tax rate for the first three months of 2004 was 32.13%, compared to 37.69% for the same period in 2003. The decrease was primarily due to proportionally higher amounts of tax preferenced municipal income as a percentage of total income and a reduction in reserves for prior period state taxes. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $4.01 billion at March 31, 2004. This represented an increase of $155.6 million, or 4.04%, over total assets of $3.85 billion at December 31, 2003. Earning assets totaled $3.74 billion at March 31, 2004, increasing $92.6 million, or 2.54%, over earning assets of $3.64 billion at December 31, 2003. Total liabilities were $3.71 billion at March 31, 2004, up $145.9 million, or 4.09%, over total liabilities of $3.57 billion at December 31, 2003. Total equity increased $9.7 million, or 3.41%, to $296.4 million at March 31, 2004, compared with total equity of $286.7 million at December 31, 2003.

Investment Securities

        The Company reported total investment securities of $1.94 billion at March 31, 2004. This represented an increase of $40.8 million, or 2.14%, over total investment securities of $1.90 billion at December 31, 2003. Investment securities comprise 52.06% of the Company’s total earning assets at March 31, 2004.

        In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At March 31, 2004, securities held as available-for-sale had a fair market value of $1.90 billion, representing 97.84% of total investment securities, with an amortized cost of $1.86 billion. At March 31, 2004, the net unrealized holding gains on securities available-for-sale was $40.8 million and that resulted in accumulated other comprehensive income of $23.7 million (net of $17.1 million in deferred taxes). At December 31, 2003, the Company reported net unrealized gains on investment securities available-for-sale of $29.8 million and accumulated other comprehensive income of $17.3 million (net of deferred taxes of $12.5 million).

     Table 3 sets forth investment securities at March 31, 2004 and December 31, 2003.
Table 3 - Composition of Investment Securities
(dollars in thousands)
                                                               March 31, 2004                                       December 31, 2003
                                            ------------------------------------------------------  ---------------------------------------------------
                                            Amortized Cost  Market Value        Net      Total      Amortized Cost  Market Value      Net        Total
                                                                            Unrealized   Percent                                  Unrealized    Percent
                                                                               Gain                                               Gain/(Loss)
                                            -----------------------------------------------------------------------------------------------------------
Investment Securities Available-for-Sale:
  U.S. Treasury securities                      $    500        $    502       $     2      0.03%        $   500       $    503      $     3     0.03%
  Mortgage-backed securities                   1,206,220       1,211,523         5,303     62.30%      1,175,461      1,176,512        1,051    61.79%
  CMO's / REMIC's                                283,673         287,056         3,383     14.76%        291,474        293,771        2,297    15.43%
  Government agency securities                    46,939          47,165           226      2.43%         36,565         36,941          376     1.94%
  Municipal bonds                                266,357         298,235        31,878     15.34%        267,667        296,383       28,716    15.57%
  FHLMC preferred stock                           57,450          57,450             -      2.95%         63,750         61,100       (2,650)    3.21%
  Other  securities                                  572             572             -      0.03%            572            572            -     0.03%
                                            -------------  --------------  ------------  ---------  -------------  -------------  -----------  --------
    Total Investment Securities
Available-for-Sale                             1,861,711       1,902,503        40,792     97.84%      1,835,989      1,865,782       29,793    98.00%
Investment in stock of Federal Home Loan
Bank                                              42,022          42,022             -      2.16%         37,966         37,966            -     2.00%
                                            -------------  --------------  ------------  ---------  -------------  -------------  -----------  --------
Total Investment Securities                   $1,903,733     $ 1,944,525     $  40,792    100.00%     $1,873,955    $ 1,903,748    $  29,793   100.00%
                                            =============  ==============  ============  =========  =============  =============  ===========  ========

        The weighted-average yield (TE) on the investment portfolio at March 31, 2004 was 4.37% with a weighted-average life of 3.59 years. This compares to a yield of 4.31% at December 31, 2003 with a weighted-average life of 2.82 years and a yield of 4.89% at March 31, 2003 with a weighted-average life of 3.03 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

        Approximately 88.04% of the portfolio represents securities issued by the U.S government or U.S. government agencies, which guarantee payment of principal and interest.

        The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of December 31, 2003. Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

Description of Securities                  Less than 12 months              12 months or longer             Total
                                      -------------------------------  -------------------------------  ------------------------------
                                       Fair Value           Gross        Fair Value          Gross        Fair Value        Gross
                                                         Unrealized                       Unrealized                      Unrealized
                                                       Holding Losses                   Holding Losses                     Holding
                                                                                                                            Losses
                                      -------------------------------  ---------------  --------------  ---------------  -------------
                                                                             (amounts in thousands)
Mortgage-backed securities                $ 611,242         $  5,541        $  17,035         $    76        $ 628,277       $  5,617
CMO/REMICs                                   17,418              225                -               -           17,418            225
Municipal bonds                               7,372              183              299               2            7,671            185
Government agency securities                 10,378                8                -               -           10,378              8
                                      --------------   --------------  ---------------  --------------  ---------------  -------------
                                          $ 646,410         $  5,957        $  17,334         $    78        $ 663,744       $  6,035
                                      ==============   ==============  ===============  ==============  ===============  =============

        The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value as a new cost basis and the write down accounted for as a realized loss. As reported elsewhere, we recorded a write-down of $6.3 million in the first quarter of 2004.

        Despite the unrealized loss position of these securities, we have concluded, as of March 31, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

        At March 31, 2004 and 2003, investment securities having an amortized cost of approximately $1.43 billion and $1.13 million, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

        At March 31, 2004, we reported total loans, net of deferred loan fees, of $1.81 billion. This represents an increase of $52.5 million, or 2.99%, over total loans, net of deferred loan fees, of $1.76 billion at December 31, 2003. Total loans, net of deferred loan fees, comprise 48.53% of our total earning assets.

Table 4 - Distribution of Loan Portfolio by Type (dollar amount in thousands)

                                            March 31, 2004                     December 31, 2003
                                         ----------------------              ----------------------
Commercial and Industrial                 $            875,222       48.1%     $           884,870       50.1%
Real Estate:
      Construction                                     188,642       10.3%                 156,287        8.8%
      Mortgage                                         430,790       23.7%                 388,626       22.1%
Consumer, net of unearned discount                      61,280        3.4%                  44,645        2.5%
Municipal lease finance receivables                     38,409        2.1%                  37,866        2.1%
Agribusiness                                           226,043       12.4%                 255,039       14.4%
                                            -------------------  ----------      ------------------   ---------
      Gross Loans                                    1,820,386      100.0%               1,767,333      100.0%
Less:
      Allowance for credit losses                      (22,005)                            (21,282)
      Deferred net loan fees                            (7,899)                             (7,392)
                                         ----------------------              ----------------------
Net Loans                                 $          1,790,482                 $         1,738,659
                                         ======================              ======================

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

Non-performing Assets

        As set forth in Table 5, non-performing assets were $719,000 at March 31, 2004, an increase of $171,000, or 31.20%, from $548,000 at December 31, 2003. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. In addition, we had loans classified as impaired at March 31, 2004 totaling $741,000. This represents an increase of $169,000, or 29.49%, compared to loans classified as impaired of $572,000 at December 31, 2003.

        Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 - Non-performing Assets (dollar amount in thousands)

                                                            March 31, 2004           December 31, 2003
Non-accrual loans                                                     $719                        $548
Loans past due 90 days or more
  and still accruing interest                                            -                           -
Restructured loans                                                       -                           -
Other real estate owned (OREO), net                                      -                           -
                                                  -------------------------    ------------------------
Total non-performing assets                                           $719                        $548
                                                  =========================    ========================

Percentage of non-performing assets
  to total loans outstanding and OREO                                0.04%                       0.03%

Percentage of non-performing
  assets to total assets                                             0.02%                       0.01%

        Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of March 31, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

        At March 31, 2004 and December 31, 2003, the Company held no properties as other real estate owned.

Deposits

        The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of our Company. Growth in deposits is due primarily to the marketing and sales efforts of our employees. By building on customer relationships, we are able to enhance and grow these relationships.

        At March 31, 2004, total deposits were $2.70 billion, representing an increase of $38.7 million, or 1.46%, from total deposits of $2.66 billion at December 31, 2003. Average total deposits for the first three months of 2004 were $2.64 billion. This represented an increase of $352.0 million, or 15.39%, from average total deposits of $2.29 billion for the three months ended March 31, 2003. The comparison of average balances for the first three months of 2004 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

                                            March 31, 2004                         December 31, 2003
                                                            (Amounts in thousands)
Non-interest bearing deposits
      Demand deposits             $       1,153,994            42.7%      $       1,142,330             42.9%
Interest bearing deposits
      Savings Deposits                    1,022,436            37.9%                960,023             36.1%
      Time deposits                         522,826            19.4%                558,157             21.0%
                                    ----------------  ---------------       ----------------  ----------------
Total deposits                    $       2,699,256           100.0%      $       2,660,510            100.0%
                                    ================  ===============       ================  ================

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.15 billion at March 31, 2004, representing an increase of $11.7 million, or 1.02%, from total demand deposits of $1.14 billion at December 31, 2003. Average demand deposits for the first three months of 2004 were $1.10 billion, an increase of $209.2 million, or 23.41%, from average demand deposits of $893.5 million for the first three months of 2003. Non-interest-bearing demand deposits represented 42.75% of total deposits as of March 31, 2004 and 42.94% of total deposits as of December 31, 2003.

        Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.02 billion at March 31, 2004, representing an increase of $62.4 million, or 6.50%, from savings deposits of $960.0 million at December 31, 2003.

        Time deposits totaled $523.8 million at March 31, 2004 of which $40.5 million were brokered. This represented a decrease of $35.3 million, or 6.33%, over total time deposits of $558.2 million at December 31, 2003.

Other Borrowed Funds

        To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). The next source is the growth in interest-bearing deposits. Finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 24.70% as of March 31, 2004, as compared to 21.65% as of December 31, 2003.

        During 2004 and 2003, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $354.9 million and $405.5 million under these agreements at March 31, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 1.36% and 1.73% at March 31, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

        We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $531.0 million and $381.0 million under these agreements at March 31, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 3.07% and 3.37% at March 31, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

        In December 2003, CBV Financial Corp. created two statutory trusts, CVB Statutory Trust I and CVB Statutory Trust II, for the exclusive purpose of issuing and selling Trust Preferred Securities. These Trusts used the gross proceeds from the offering of Trust Preferred Securities and other cash totaling $82.5 million to purchase a like amount of junior subordinated debentures of the Company. For additional information concerning these Trusts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        We entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On March 31, 2004 and December 31, 2003 the amounts held by the Bank in the TT&L Note Option Program were $1.8 million and $3.8 million, collateralized by securities, respectively. The amounts are payable on demand. We borrow these funds at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At March 31, 2004, borrowed funds totaled $970.2 million, representing an increase of $97.4 million, or 11.16%, from total borrowed funds of $872.8 million at December 31, 2003.

Aggregate Contractual Obligations

     The following table summarizes the Company's aggregate contractual obligations as of March 31, 2004:

                                                                 Maturity by Period
                                                           -----------------------------------------------------------------
                                                             Less Than        One Year          Four Year         After
                                                                One           to Three           to Five           Five
                                             Total             Year             Years             Years           Years
                                         ---------------   --------------  ----------------  ----------------  -------------
                                                                        (amounts in thousands)
Deposits                                    $ 2,699,256      $ 2,640,674         $  57,661          $    885         $   36
FHLB and Other  Borrowings                      887,729          356,729           431,000                 -        100,000
Junior Subordinated Debentures                   82,476                -                 -                 -         82,476
Deferred Compensation                             7,377              689             1,635             1,552          3,501
Operating Leases                                 13,818            2,678             7,299             1,250          2,591
                                         ---------------   --------------  ----------------  ----------------  -------------
    Total                                   $ 3,690,656      $ 3,000,770        $  497,595         $   3,687      $ 188,604
                                         ===============   ==============  ================  ================  =============

        Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.

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

Off-Balance Sheet Arrangements

        At March 31, 2004, we had commitments to extend credit of approximately $684.8 million and obligations under letters of credit of $55.8 million and available lines of credit totaling $388.5 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a first party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Bank holds appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.

        The following table summarizes the off-balance sheet arrangements at March 31, 2004: <pre>

                                                                                Maturity by Period
                                                          __________________________________________________________________

                                                            Less Than         One Year         Four Year         After
                                                               One            to Three          to Five           Five
                                             Total             Year             Years            Years           Years
                                           _____________  _____________   _______________   ______________   _______________

                                                                            ( amounts in thousands )
Available lines of credit                     $ 388,492       $  388,492          $      -         $      -         $    -
Commitment to extend credit                     684,801          344,904            45,177           56,368        238,352
Obligations under letters of credit              55,842           32,279            17,677            5,886              -
                                          _____________  _______________  _______________   _______________   ______________
    Total                                   $ 1,129,135       $  765,675         $  62,854        $  62,254      $ 238,352
                                          _____________  _______________  ________________  _______________   _______________

Liquidity and Cash Flow

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2004, the Bank’s loan to deposit ratio averaged 66.92%, compared to an average ratio of 62.68% for the same period in 2003.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2004, approximately $77.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

        For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

        Net cash provided by operating activities totaled $27.2 million for the first three months of 2004, compared to $15.5 million for the same period last year. The increase was primarily the result of the interest received, and a reduction in cash paid to suppliers and employees.

        Net cash used in investing activities totaled $150.5 million for the first three months of 2004, compared to $317.4 million used by investing activities for the same period in 2003. The decrease was primarily the result of a decrease in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

        Funds provided by financing activities totaled $129.5 million for the first three months of 2004, compared to funds provided by financing activities of $246.1 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of a decrease in short-term borrowings during the period.

        At March 31, 2004, cash and cash equivalents totaled $118.2 million. This represented an increase of $9.0 million, or 8.24%, from a total of $109.2 million at March 31, 2003.

Capital Resources

        Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2004, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

        On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. In the event these capital instruments are no longer allowed to be included as Tier I capital, the capital position of CVB could be adversely affected. Trust preferred securities currently make up 24% of CVB's Tier I capital. This would not affect the capital position of the Bank.

        The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of March 31, 2004. We have included two calculations, one including the Trust Preferred Securities in capital and one excluding the Trust Preferred Securities from capital. We did this to indicate the impact on our capital ratios should the FRB exclude Trust Preferred Securities from Tier I capital.

                                                                As of March 31, 2004
                            ___________________________________________________________________________________________________________________
                                Actual                                          Required                           Excess
                            ___________________________________________________________________________________________________________________
                            Without Trust  Preferred   With Trust  Preferred                    Without Trust  Preferred  With Trust  Preferred
                               Amount         Ratio      Amount     Ratio      Amount   Ratio      Amount        Ratio      Amount      Ratio
                            _____________  ___________  __________  _________  _______  ______  _____________  __________  _________  _________
                                                                          (amounts in thousands)
Leverage ratio             $  245,779        6.4%      $ 325,801    8.4%      $ 154,775   4.0%   $  91,005       2.4%     $  171,027    4.4%
Tier 1 risk-based ratio       245,779        9.8%        325,801   13.0%        100,401   4.0%     145,379       5.8%        225,401    9.0%
Total risk-based ratio        269,517       10.7%        353,398   14.1%        200,793   8.0%      68,724       2.7%        152,605    6.1%

        The Company’s equity capital was $296.4 million at March 31, 2004. This represented an increase of $9.7 million, or 3.39% over equity capital of $286.7 million at December 31, 2003. The Company’s 2003 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2004, and December 31, 2003.

Table 6 - Regulatory Capital Ratios

                                     Required           March 31, 2004               December 31, 2003
                                     Minimum     -------------------------    --------------------------
Capital Ratios                        Ratios          Company        Bank           Company        Bank
Risk-based capital ratios:
   Tier I                                 4.00%           12.98%       12.79%           13.23%       13.19%
   Total                                  8.00%           14.08%       13.74%           14.49%       14.15%
Leverage ratio                            4.00%            8.42%        8.29%            8.63%        8.57%

RISK MANAGEMENT

        We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks.

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

        The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which we determine the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually observed in respect of these losses can vary significantly from the estimated amounts. We employ a systematic methodology that is intended to reduce the differences between estimated and actual losses.

        Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major elements.

        The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, we will insure an appropriate level of allowance is present or established.

        Central to the first phase and our credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

        Based on the risk rating system, specific allowances are established in cases where we have identified significant conditions or circumstances related to a credit that we believe indicates the probability that a loss has been incurred. We perform a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. We then determine the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

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

        The second major element in our methodology for assessing the appropriateness of the allowance consists of our considerations of all known relevant internal and external factors that may affect a loan’s collectibility. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

        In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limitted to the following conditions that existed as of the balance sheet date:

  existing general economic and business conditions affecting the key lending areas of the Company, existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values,
  loan volumes and concentrations,
  seasoning of the loan portfolio,
  specific industry conditions within portfolio segments,
  recent loss experience in particular segments of the portfolio, duration of the current business cycle,
  bank regulatory examination results and
  findings of the Company’s internal credit examiners.

        We review these conditions in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our evaluation of the inherent loss related to such condition is reflected in the second major element of the allowance. Although we have allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

        We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first three months of 2004 and 2003. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In our judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

        At March 31, 2004, we reported an allowance for credit losses of $22.0 million. This represented an increase of $723,000, or 3.40%, from the allowance for credit losses of $21.3 million at December 31, 2003. The increase is due to recoveries exceeding charge-offs for the first quarter of 2004.

        At March 31, 2004, we had loans classified as impaired totaling $741,000. This represents an increase of $169,000, or 29.49%, compared to loans classified as impaired of $572,000 at December 31, 2003. Impaired loans measured, as a percent of gross loans equaled 0.04% and 0.03%, at March 31, 2004 and December 31, 2003 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $719,000 at March 31, 2004. This represented an increase of $171,000, or 31.20%, from non-performing loans of $548,000 at December 31, 2003. Non-performing loans measured as a percent of gross loans, equaled 0.04% and 0.03%, at March 31, 2004 and December 31, 2003, respectively. Nonaccrual loans increased $171,000, or 31.20%, to $719,000 at March 31, 2004, from $548,000 at December 31, 2003.

        TABLE 7 - Summary of Credit Loss Experience
                                                                                         Three-months ended March 31,
                                                                                        2004                      2003
                                                                                ---------------------     ---------------------
                                                                                            (amounts in thousands)
    Amount of Total Loans at End of Period (1)                                         $   1,812,487             $   1,457,685
                                                                                =====================     =====================
    Average Total Loans Outstanding (1)                                                $   1,766,715             $   1,434,083
                                                                                =====================     =====================
    Allowance for Credit Losses:
    Beginning of Period                                                                 $     21,282              $     21,666
    Loans Charged-Off:
      Real Estate Loans                                                                           83                         0
      Commercial and Industrial                                                                  154                       205
      Consumer Loans                                                                              71                        12
                                                                                ---------------------     ---------------------
         Total Loans Charged-Off                                                                  308                      217
                                                                                ---------------------     ---------------------

    Recoveries:
      Real Estate Loans                                                                          146                        12
      Commercial and Industrial                                                                  863                        94
      Consumer Loans                                                                              22                        61
                                                                                ---------------------     ---------------------
         Total Loans Recovered                                                                  1,031                      167

    Net Loans Charged-Off (Recovered)                                                           (723)                       50
                                                                                ---------------------     ---------------------
     Provision Charged to Operating Expense                                                         0                        0
                                                                                ---------------------     ---------------------
     Allowance for Credit Losses at End of period                                        $     22,005              $     21,616
                                                                                =====================     =====================
     ________
    (1) Net of deferred loan fees

    Net Loans Charged-Off (Recovered) to Average Total Loans*                                  -0.16%                     0.01%
    Net Loans Charged-Off (Recovered) to Total Loans at End of Period*                         -0.16%                     0.01%
    Allowance for Credit Losses to Average Total Loans                                          1.25%                     1.51%
    Allowance for Credit Losses to Total Loans at End of Period                                 1.21%                     1.48%
    Net Loans Charged-Off (Recovered) to Allowance for Credit Losses*                         -13.14%                     0.93%
    Net Loans Charged-Off (Recovered) to Provision for Credit Losses                               -                         -

    * Net Loan Charge-Off (Recovered) amounts are annualized.

         While we believe that the allowance at March 31, 2004, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk includes securities, loans, deposits, and debts.

Interest Rate Risk

         During periods of changing interest rates, the ability to reprice interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short-term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios balanced to attempt to minimize the risks of rising or falling yields. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

         We monitor the interest rate "sensitivity" risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

         The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. In general, when we report a positive gap in the short-term period and negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

         Approximately $1.50 billion, or 78.77%, of the total investment portfolio at March 31, 2004 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to "extension risk" resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment's principal faster than originally intended. Extension risk is the risk associated with the payment of an investment's principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

     The following depicts the Company's net interest income sensitivity analysis as of March 31, 2004:

                                                                         Estimated Net
                                             Simulated                  Interest Income
                                            Rate Changes                  Sensitivity
                                         ____________________        ______________________
                                          +200 basis points                  (2.70%)
                                          -200 basis points                  (1.97%)

         The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Liquidity Risk

         Liquidity risk is the risk to earnings or capital resulting from our inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

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

Transaction Risk

         Transaction risk is the risk to earnings or capital arising from problems in service or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Bank. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Bank as transactions are processed. It pervades all divisions, departments and branches and is inherent in all products and services we offer.

         In general, transaction risk is defined as high, medium or low by the internal auditors during the audit process. The audit plan ensures that high-risk areas are reviewed at least annually.

         The key to monitoring transaction risk is in the design, documentation and implementation of well-defined procedures. All transaction related procedures include steps to report events that might increase transaction risk. Dual controls are also a form of monitoring.

Compliance Risk

         Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain Bank products or activities of the Bank's customers may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability.

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

         We utilize an external firm to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The external firm's audit plan includes a periodic review of each branch and department of the Bank.

         The branch or department that is the subject of an audit is required to respond to the audit and correct any violations noted. The Compliance Officer will review audit findings and the response provided by the branch or department to identify areas which pose a significant compliance risk.

         The Compliance Officer conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to ensure that our associates are adhering to established policies and procedures adopted by the Bank. The Compliance Officer will notify the appropriate department head and the Compliance Committee of any violations noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted violations.

         We recognize that customer complaints can often identify weaknesses in our compliance program which could expose the Bank to risk. Therefore, all complaints are given prompt attention. Our Compliance Management Policy and Program includes provisions on how customer complaints are to be addressed. The Compliance Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to Senior Management.

Strategic Risk

         Strategic risk is the risk to earnings or capital arising from adverse decisions or improper implementation of strategic decisions. This risk is a function of the compatibility between an organization's goals, the resources deployed against those goals and the quality of implementation.

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

  All banks of comparable size
  High performing banks
  A list of specific banks

         Another measure is the comparison of the actual results of previous strategic initiatives against the expected results established prior to implementation of each strategy.

         The corporate strategic plan is formally presented to all branch managers and department managers at an annual leadership conference.

Reputation Risk

         Reputation risk is the risk to capital and earnings arising from negative public opinion. This affects our ability to establish new relationships or services, or continue servicing existing relationships. It can expose us to litigation and, in some instances, financial loss.

Price and Foreign Exchange Risk

         Price risk arises from changes in market factors that affect the value of traded instruments. Foreign exchange risk is the risk to earnings or capital arising from movements in foreign exchange rates.

         Our current exposure to price risk is nominal. We do not have trading accounts. Consequently, the level of price risk within the investment portfolio is limited to the need to sell securities for reasons other than trading. The section of this policy pertaining to liquidity risk addresses this risk.

         We maintain deposit accounts with various foreign banks. Our Interbank Liability Policy limits the balance in any of these accounts to an amount that does not present a significant risk to our earnings from changes in the value of foreign currencies.

         Our asset liability model calculates the market value of the Bank's equity. In addition, management prepares on a monthly basis a Capital Volatility report that compares changes in the market value of the investment portfolio. We have as our target to always be well-capitalized by regulatory standards.

         The Balance Sheet Management Policy requires the submission of a Fair Value Matrix Report to the Balance Sheet Management Committee on a quarterly basis. The report calculates the economic value of equity under different interest rate scenarios, revealing the level or price risk of the Bank's interest sensitive asset and liability portfolios.

ITEM 4.   CONTROLS AND PROCEDURES

         We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in SEC Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. We also evaluate the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                Not Applicable

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                EQUITY SECURITIES

                 In October 2001, the Company's board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company's common stock. During the three months ended March 31, 2004, the Company repurchased 59,704 shares of common stock for the total price of $1.2 million. All of the 59,704 shares were purchased in open market transactions. No shares of common stock were repurchased during the three months ended March 31, 2003. As of March 31, 2004, 1,490,996 shares are available to be repurchased in the future.

                The follow table provides the  information  with respect to the purchase made during the first three months ended March
           31, 2004:
                               ISSUER PURCHASES OF EQUITY SECURITIES
                                        For the Three Months
                                        Ended March 31, 2004

                Total Number of     Average    Total Number of Shares    Maximum Number of
                    Shares         Price Paid      purchased as      Shares that May Yet Be
                  purchased        per Share     Part of Publicly      Purchased Under the Plans
                                                Announced Plans or          or Programs
                                                    Programs
    ---------------------------------------------------------------------------------------------
     January 1
       thru
     January 31     7,000          $ 20.00            7,000                  1,543,700
    ---------------------------------------------------------------------------------------------
      February 1
        thru
    February 29    52,704         $ 20.00            52,704                  1,490,996
    ---------------------------------------------------------------------------------------------
       March 1
        thru
      March 31         -          $    -                  -                  1,490,996
    ---------------------------------------------------------------------------------------------
       Total       59,704         $ 20.00            59,704                  1,490,996
    ---------------------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDES
               Not Applicable

ITEM 5.  OTHER INFORMATION
               Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                Exhibit 31.1 Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                Exhibit 32.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                Exhibit 10.1 Severance Compensation Agreement dated April 1, 2004 with Frank Basirico

                Exhibit 10.2 Severance Compensation Agreement dated April 1, 2004 with Edward J. Biebrich

                Exhibit 10.3 Severance Compensation Agreement dated April 1, 2004 with Edwin J. Pomplun

                Exhibit 10.4 Severance Compensation Agreement dated April 1, 2004 with Jay W. Coleman

                Exhibit 10.5 Severance Compensation Agreement dated April 1, 2004 with D. Linn Wiley

                On January 28, 2004, the Company filed a report on Form 8-K under item 12 reporting its results of operations and financial condition for the quarter and year ending December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: May 7, 2004	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer