Form 10-Q
period 2004-06-30
CVB FINANCIAL CORP
filed 2004-08-06
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(909) 980-4030
(Registrant’s telephone number, including area code)

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
Yes _X_ No ___

Number of shares of common stock of the registrant: 48,399,984 outstanding as of August 5, 2004.

CVB FINANCIAL CORP.
2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - Financial Information (Unaudited)

Item 1. Financial Statements
1. Summary of Significant Accounting Policies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
General
Overview
Critical Accounting Policies
Analysis of the Results of Operations
Analysis of Financial Condition
Risk Management

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION (UNAUDITED) ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited) Dollar amounts in thousands
	June 30, 2004	December 31, 2003
ASSETS
Investment securities available-for-sale	2,070,091	1,865,782
Investment in stock of Federal Home Loan Bank (FHLB)	45,919	37,966
Loans and lease finance receivables	1,938,960	1,759,941
Allowance for credit losses	(22,140)	(21,282)

Total earning assets	4,032,830	3,642,407
Cash and due from banks	164,988	112,008
Premises and equipment, net	29,607	31,069
Goodwill and other intangibles:
Amortizable	6,728	7,321
Non-amortizable	19,580	19,580
Cash value life insurance	66,262	15,800
Accrued interest receivable	16,898	15,724
Deferred tax assets	9,388	--
Other assets	17,741	10,440

TOTAL ASSETS	$4,364,022	$3,854,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,291,278	$1,142,330
Interest-bearing	1,540,325	1,518,180

Total deposits	2,831,603	2,660,510
Demand Note to U.S. Treasury	2,431	3,834
Short-term borrowings	519,700	405,500
Long-term borrowings	600,000	381,000
Deferred tax liabilities	--	5,203
Accrued interest payable	5,300	5,259
Deferred compensation	7,440	6,955
Junior subordinated debentures	82,476	82,476
Other liabilities	34,216	16,891

TOTAL LIABILITIES	4,083,166	3,567,628

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock (authorized, 20,000,000 shares
without par; none issued or outstanding)	--	--
Common stock (authorized, 78,125,000 shares
without par; issued and outstanding
48,371,663 (2004) and 48,289,347 (2003))	233,245	232,959
Retained earnings	50,481	36,482
Accumulated other comprehensive income, net of tax	(2,870)	17,280

Total stockholders' equity	280,856	286,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,364,022	$3,854,349

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) Dollar amounts in thousands, except per share
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$27,136	$23,813	$53,386	$47,633
Investment securities:
Taxable	15,659	12,802	31,387	25,186
Tax-preferred	3,656	4,021	7,626	8,150

Total investment income	19,315	16,823	39,013	33,336
Federal funds sold	1	28	3	40

Total interest income	46,452	40,664	92,402	81,009

Interest expense:
Deposits	3,605	4,266	7,288	8,782
Borrowings	5,610	5,851	10,984	10,441
Junior subordinated debentures	1,330	--	2,660	--

Total interest expense	10,545	10,117	20,932	19,223

Net interest income before provision for credit losses	35,907	30,547	71,470	61,786
Provision for credit losses	--	--	--	--

Net interest income after provision for credit losses	35,907	30,547	71,470	61,786

Other operating income:
Service charges on deposit accounts	3,512	3,749	7,305	7,445
Wealth Management services	1,111	925	2,274	1,972
Investment services	427	382	802	788
Bankcard services	401	314	826	649
Other	1,347	1,081	2,673	1,692
Impairment charge on investment securities	--	--	(6,300)	--
Gain on sale of securities, net	5,212	29	5,212	823

Total other operating income	12,010	6,480	12,792	13,369

Other operating expenses:
Salaries and employee benefits	11,610	9,907	23,352	19,895
Occupancy	1,907	1,621	3,680	3,172
Equipment	1,855	1,579	3,711	3,071
Stationary and supplies	1,185	1,184	2,404	2,283
Professional services	1,001	1,302	2,122	1,983
Promotion	1,240	1,036	2,760	2,165
Data processing	377	244	730	547
Amortization of intangibles	296	203	592	315
Other	1,533	782	3,158	2,166

Total other operating expenses	21,004	17,858	42,509	35,597

Earnings before income taxes	26,913	19,169	41,753	39,558
Income taxes	9,462	6,649	14,230	14,334

Net earnings	$17,451	$12,520	$27,523	$25,224

Basic earnings per common share	$0.36	$0.26	$0.57	$0.52

Diluted earnings per common share	$0.36	$0.25	$0.56	$0.51

Cash dividends per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Comprehensive Income
	(amounts and shares in thousands)
Balance January 1, 2003	43,533	$146,449	$87,716	$25,656
Issuance of common stock	317	989
10% stock dividend	4,387	75,990	(75,990)
Repurchase of common stock	(349)	(615)	(6,438)
Shares issued for acquisition of Kaweah National Bank	401	7,904
Tax benefit from exercise of stock options		2,242
Cash dividends			(21,638)
Comprehensive income:
Net earnings			52,832		$52,832
Other comprehensive income:
Unrealized loss on securities available-for-sale, net				(8,376)	(8,376)

Comprehensive income					$44,456

Balance December 31, 2003	48,289	232,959	36,482	17,280
Issuance of common stock	183	444
Repurchase of common stock	(100)	(158)	(1,837)
Cash dividends			(11,687)
Comprehensive income:
Net earnings			27,523		$27,523
Other comprehensive income:
Unrealized loss on securities available-for-sale, net of taxes ($14,591)				(20,150)	(20,150)

Comprehensive income					$7,373

Balance June 30, 2004	48,372	$233,245	$50,481	$(2,870)

See accompanying notes to the consolidated financial statements.

        The Company reported net unrealized losses on securities available-for-sale of $3.1 million, net of $2.2 million of tax for the six months ended June 30, 2003. Accumulated other comprehensive income as of June 30, 2003 was $22.2 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2004	2003
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$96,663	$85,981
Service charges and other fees received	13,839	12,523
Interest paid	(20,952)	(20,495)
Cash paid to suppliers and employees	(38,239)	(42,623)
Income taxes paid	(2,196)	--

Net cash provided by operating activities	49,115	35,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	63,756	39,587
Proceeds from sales of MBS	--	20,538
Proceeds from repayment of MBS	215,379	316,566
Proceeds from repayment of investment securities available-for-sale	--	1,885
Proceeds from maturity of investment securities available-for-sale	25,235	6,205
Purchases of investment securities available-for-sale	(58,428)	(82,261)
Purchases of MBS	(493,833)	(696,293)
Purchases of FHLB stock	(7,953)	(14,033)
Net increase in loans	(176,521)	(58,979)
Proceeds from sales of premises and equipment	41	224
Purchase of premises and equipment	(1,619)	(5,085)
Purchase of Bank Owned Life Insurance	(50,000)	--
Other investing activities	(1,909)	(10,001)

Net cash used in investing activities	(485,852)	(481,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	221,584	112,693
Net decrease in time deposits	(50,429)	(15,026)
Advances from Federal Home Loan Bank	255,000	200,000
Repayment of advances from Federal Home Loan Bank	(67,000)	(75,000)
Net increase in short-term borrowings	143,797	183,650
Cash dividends on common stock	(11,687)	(10,552)
Repurchase of common stock	(1,992)	(1,230)
Proceeds from exercise of stock options	444	765

Net cash provided by financing activities	489,717	395,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,980	(50,961)
CASH AND CASH EQUIVALENTS, beginning of period	112,008	164,973

CASH AND CASH EQUIVALENTS, end of period	$164,988	$114,012

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
	For the Six Months Ended June 30,
	2004	2003
	(amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$27,523	$25,224
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Impairment charge on investment securities	6,300	--
Gain on sale of investment securities	(5,212)	(823)
Gain on sale of premises and equipment	(20)	(5)
Increase in cash value of life insurance	(461)	(343)
Net amortization of premiums on investment securities	7,754	8,004
Depreciation and amortization	3,652	2,992
Change in accrued interest receivable	(1,174)	(1,588)
Change in accrued interest payable	41	(809)
Change in other assets and liabilities	10,712	2,734

Total adjustments	21,592	10,162

NET CASH PROVIDED BY OPERATING ACTIVITIES	$49,115	$35,386

Securities purchased and not settled	$--	$2,678

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc.; Community Trust Deed Services; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances.

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

        Investment Securities — The Company classifies securities as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

        Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2004, the Company had entered into commitments with certain customers amounting to $758.2 million compared to $607.7 million at December 31, 2003. In addition, letters of credit at June 30, 2004, and December 31, 2003, were $61.1 million and $46.0 million, respectively.

        The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

        Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the level-yield method.

        Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For the six months ended June 30, 2004, the Company charged-off loans totaling $476,000 and had recoveries of $1.3 million.

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

        At June 30, 2004, impaired loans totaled $1.4 million. These loans were supported by collateral with a fair market value, net of prior liens, of $5.8 million.

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

         At June 30, 2004 goodwill was $19.6 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of June 30, 2004, intangible assets that continue to be subject to amortization include core deposits of $6.7 million (net of $4.5 million of accumulated amortization). Amortization expense for such intangible assets was $592,000 for the six months ended June 30, 2004. Estimated amortization expense, for the remainder of 2004 is expected to be $592,000. Estimated amortization expense, for the succeeding five fiscal years is $1.16 million for year one and $1.15 million for the years two to five. The weighted average remaining life of intangible assets is approximately 5.0 years.

        Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at June 30, 2004 was 48,371,663. The tables below present the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Six Months Ended June 30,
	2004			2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$27,523	48,380	$0.57	$25,224	48,079	$0.52
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		595	(0.01)		975	(0.01)

DILUTED EPS
Income available to common stockholders	$27,523	48,975	$0.56	$25,224	49,054	$0.51

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended June 30,
	2004			2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares(Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$17,451	48,382	$0.36	$12,520	48,157	$0.26
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		581	(0.00)		938	(0.01)

DILUTED EPS
Income available to common stockholders	$17,451	48,963	$0.36	$12,520	49,095	$0.25

        Stock-Based Compensation — At June 30, 2004, we have two stock-based employee compensation plans, which are described more fully in Note 14 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Net income, as reported	17,451	12,520	27,523	25,224
Deduct: Total stock-based employee compensation	324	158	474	320
expense determined under fair value based method for all awards, net of related tax effects

Pro forma net income	17,127	12,362	27,049	24,904

Earnings per share:
Basic - as reported	$0.36	$0.26	$0.57	$0.52
Basic - pro forma	$0.35	$0.26	$0.56	$0.52
Diluted - as reported	$0.36	$0.25	$0.56	$0.51
Diluted - pro forma	$0.35	$0.25	$0.55	$0.51

        The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2004 was estimated on the date of the grant using the following weighted-average assumptions as of June 30, 2004: (1) expected dividend yield of 2.2%; (2) risk-free interest rate of 3.8%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.4 years. The assumptions as of June 30, 2003 are as follow: (1) expected dividend yield of 2.2%; (2) risk-free interest rate of 2.5%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.0 years. There were 370,550 and 12,100 options granted during the first six months in 2004 and 2003, respectively.

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

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the second interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

        Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as “estimate,” “believes,” “anticipate,” “may,” “could,” “expects” or comparable terminology or by discussion of strategy that involves risks and uncertainties. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses. Our actual results may differ significantly from the results discussed in such forward-looking statements involve risk and uncertainties. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company. All written and forward-looking statements made in connection with this report are explicitly qualified in their entirety by cautionary statements included herein. We disclaim an obligation to update any information contained in any forward-looking statement.

OVERVIEW

        We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two other active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by Citizens Business Bank. We are based in Ontario, California in the Inland Empire. Our geographical market area goes from Fresno (the middle of the Central Valley) in the north to Laguna Beach (in Orange County) in the south. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

        Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits and borrowings. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. We believe the recent rise in interest rates may relieve some of the pressure on our net interest margin. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.

        Economic conditions in our Southern California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. However, we are still subject to any changes in the economy in our market area. Although we do not provide mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing a growth in construction on single-family residences and our balance sheet at June 30, 2004 reflects that growth from December 31, 2003.

        Our growth in loans and investments compared with the second quarter of 2003 has allowed our interest income to grow in the first six months of 2004 as compared to the same period in the preceding year even though there was a decline in the interest rate environment between these periods. The Bank has always had base of interest free deposits because we specialize in businesses and professionals as deposit customers. This has allowed us to have a low cost of deposits, currently 0.53% for the second quarter of 2004.

        We enhanced the Bank’s capital position in the last quarter of 2003 with the issuance by the Company of $82.5 million in junior subordinated debentures. The cash received from these junior subordinated debentures was contributed as capital to the Bank in December 2003. The Bank used the proceeds to purchase investment securities to enhance earnings during the first quarter of 2004.

        During the first quarter of 2004, we wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on LIBOR and perform like a bond. Since there was a loss of value that was deemed other-than-temporary, we charged $6.3 million against the earnings in the first quarter of 2004 to adjust the impairment of these issues. This was partially offset by the $5.2 million in security gains taken in the second quarter 2004. We took these gains on short maturity securities before rates rose and the gains disappeared.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        We reported net earnings of $27.5 million for the six months ended June 30, 2004. This represented an increase of $2.3 million or 9.11%, over net earnings of $25.2 million, for the six months ended June 30, 2003. Basic earnings per share for the six-month period increased to $.57 per share for 2004, compared to $0.52 per share for 2003. Diluted earnings per share increased to $.56 per share for the first six months of 2004, compared to $0.51 per share for the same period last year. The annualized return on average assets was 1.38% for the first six months of 2004 compared to a return on average assets of 1.57% for the six months ended June 30, 2003. The annualized return on average equity was 18.51% for the first six months ended June 30, 2004, compared to a return of 18.82% for the six months ended June 30, 2003.

        For the quarter ended June 30, 2004, the Company generated net earnings of $17.5 million. This represented an increase of $4.9 million or 39.39%, over net earnings of $12.5 million, for the second quarter of 2003. Basic earnings per share increased to $0.36 per share for the second quarter of 2004 compared to $0.26 per share for the second quarter of 2003. Diluted earnings per share increased to $.36 per share for the second quarter of 2004, compared to $0.25 per share for the same three-month period last year. The annualized return on average assets was 1.71% for the second quarter of 2004 compared to a return on average assets of 1.48% for the same period last year. The annualized return on average equity was 23.05% for the second quarter of 2004, compared to a return of 18.43% for the second quarter of 2003.

        During the six months ended June 30, 2004, the Company recorded a charge of $6.3 million for the other-than-temporary impairment on two issues of preferred stock issued by the Federal Home Loan Mortgage Corporation (Freddie Mac). Although these securities are technically equity securities, experts in the investment industry recognize that this type of security performs like a bond or a debt security. They are priced and analyzed like a bond for investment purposes. In spite of having these bond characteristics, we were required to write the securities down $6.3 million as a result of an other-than-temporary decline in market value due to the interest rate environment. These securities are equity securities with no stated maturity dates. A maturity date would provide a date certain when the security would be redeemed at par or face value.

        During the six months ended June 30, 2004 and June 30, 2003, the Company had net gains on sales of securities of $5.2 million, net of $1.8 million income taxes and $0.8 million, net of $0.5 million income taxes, respectively. We sold these securities to capture some of the gains on short-term maturity securities which would have disappeared with rising rates.

        Net earnings, excluding the impact of the other-than-temporary impairment write-down on investment securities and gains on sales of investment securities, totaled $28.2 million for the six month ended June 30, 2004. This represented an increase of $3.5 million, or 14.33%, compared to net earnings, excluding the net gains on sales of investment securities, of $24.7 million for the same period in 2003. For the second quarter of 2004, net earnings, excluding the impact of gains on sales of investment securities, totaled $14.0 million. This represented an increase of $1.5 million, or 12.12%, compared to net earnings, excluding the net gains on sales of investment securities, of $12.5 million for the second quarter of 2003.

        The following table reconciles the differences in net earnings with and without the other-than-temporary impairment write-down and net gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation (Dollars in thousands) For the Six Months Ended June 30,
	2004			2003
	Before Income Taxes	Income Taxes	Net Earnings	Before Income Taxes	Income Taxes	Net Earnings
Net Earnings excluding other-than-temporary impairment write-down and net gain on sale of securities	$42,841	$14,601	$28,240	$38,735	$14,036	$24,699
Other-than-temporary impairment write-down	(6,300)	(2,148)	(4,152)	--	--	--
Net gain on sale of securities	5,212	1,777	3,435	823	298	525

Net Earnings as reported	$41,753	$14,230	$27,523	$39,558	$14,334	$25,224

	Net Earnings Reconciliation (Dollars in thousands) For the Three Months Ended June 30,
	2004			2003
	Before Income Taxes	Income Taxes	Net Earnings	Before Income Taxes	Income Taxes	Net Earnings
Net Earnings excluding other-than-temporary impairment write-down and net gain on sale of securities	$21,701	$7,685	$14,016	$19,140	$6,639	$12,501
Other-than-temporary impairment write-down	--	--	--	--	--	--
Net gain on sale of securities	5,212	1,777	3,435	29	10	19

Net Earnings as reported	$26,913	$9,462	$17,451	$19,169	$6,649	$12,520

        We have presented net earnings without the other-than-temporary impairment write-down on investment securities and realized net gains on sales of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.

Net Interest Income

        The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

        The Company’s net interest income (before provision for credit losses) totaled $71.5 million for the six months ended June 30, 2004. This represented an increase of $9.7 million, or 15.67%, over net interest income of $61.8 million for the same period in 2003. The increase in net interest income of $9.7 million resulted from a $11.4 million increase in interest income, offset by a $1.7 million increase in interest expense. The $11.4 million increase in interest income resulted from a $709.5 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.08% for the first six months of 2004 from 5.57% for the same period in 2003. The $1.7 million increase in interest expense resulted from a $522.5 million increase in average interest-bearing liabilities, offset by a decline in the average rate paid on interest-bearing liabilities to 1.65% for the first six months of 2004 from 1.92% for the same period in 2003.

        Interest income totaled $92.4 million for the first six months of 2004. This represented an increase of $11.4 million, or 14.06%, compared to total interest income of $81.0 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $3.04 billion in the first six months of 2003 to $3.75 billion in the same period in 2004. This represents a 23.30% increase for the first six months of 2004 over the same period last year. This was partially offset by a decline in the average yield on earning assets, which decreased by 49 basis points.

        Interest expense totaled $20.9 million for the first six months of 2004. This represented an increase of $1.7 million, or 8.89%, over total interest expense of $19.2 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities even though the cost of these liabilities decreased by 27 basis points.

        For the second quarter ended June 30, 2004, the Company’s net interest income (before provision for credit losses) totaled $35.9 million. This represented an increase of $5.4 million, or 17.54%, over net interest income (before provision for credit losses) of $30.5 million for the same period in 2003. The increase in net interest income of $5.4 million for the second quarter of 2004 resulted from an increase of $5.8 million in interest income and a $428,000 increase in interest expense. The increase in interest income of $5.8 million resulted from the increase in average earning assets of $608.8 million, which was offset by a decline in the average yield on earning assets to 5.01% for the second quarter of 2004 from 5.31% the same period in 2003. The increase of $428,000 in interest expense resulted from the decline in the average rate paid on interest-bearing liabilities to 1.64% for the second quarter of 2004 from 1.89% the same period in 2003, which offset a $425.1 million increase in average interest-bearing liabilities.

        The increase in interest income for the second quarter ending June 30, 2004 as compared to the second quarter ending June 30, 2003 was primarily the result of the increase in average earning assets, which was offset by a decline in the average yield on earning assets of 30 basis points between the second quarter of 2004 and the second quarter of 2003. Interest income totaled $46.5 million for the second quarter of 2004. This represented an increase of $5.8 million, or 14.23%, compared to total interest income of $40.7 million for the same period last year.

        The increase in interest expense was primarily the result of the decline in the rate paid on interest-bearing liabilities. Interest expense totaled $10.5 million for the second quarter of 2004. This represented an increase of $428,000 or 4.22%, over total interest expense of $10.1 million for the same period last year. Both the decline in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the general economy and the decreasing interest rate environment between the second quarter of 2003 and 2004.

        Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the six-month and three-month periods ended June 30, 2004, and 2003. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
	Six-month periods ended June 30,
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Interest Change
	(amounts in thousands)
ASSETS
Investment Securities
Taxable (1)	$1,555,610	$30,427	3.93%	$1,206,679	$24,619	4.17%	$5,808
Tax preferenced (2)	348,958	7,626	5.78%	345,705	8,150	6.23%	(524)
Federal Funds Sold & Reverse repo	571	3	1.06%	4,807	40	1.66%	(37)
Investment in FHLB stock	41,341	960	4.64%	29,790	567	3.81%	393
Loans (3) (4)	1,807,735	53,386	5.94%	1,457,773	47,633	6.59%	5,753

Total Earning Assets	3,754,215	92,402	5.08%	3,044,754	81,009	5.57%	$11,393
Total Non Earning Assets	260,358			196,397

Total Assets	$4,014,573			$3,241,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits	$1,147,478			$904,966
Savings Deposits (5)	1,013,371	$3,530	0.70%	849,878	$3,842	0.91%	$(312)
Time Deposits	519,414	3,758	1.45%	560,342	4,940	1.78%	(1,182)

Total Deposits	2,680,263	7,288	0.55%	2,315,186	8,782	0.76%	(1,494)

Other Borrowings	990,130	13,644	2.73%	590,174	10,441	3.52%	3,203

Interest Bearing Liabilities	2,522,915	20,932	1.65%	2,000,394	19,223	1.92%	1,709

Total deposits and borrowings	3,670,393			2,905,360			$9,684
Other Liabilities	45,101			65,553
Stockholders' Equity	299,079			270,238

Total Liabilities and Stockholders' Equity	$4,014,573			$3,241,151

Net interest income		$71,470			$61,786

Net interest spread - tax equivalent			3.43%			3.65%
Net interest margin			3.90%			4.21%
Net interest margin - tax equivalent			3.97%			4.29%
Net interest margin excluding loan fees			3.70%			4.00%
Net interest margin excluding loan fees - tax equivalent			3.77%			4.09%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2004 was 4.01% and 2003 was 4.27%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2004, $3,735 and 2003, $3,079.
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2004, $1,455 and 2003, $1,126.
(5) Includes interest bearing demand and money market accounts

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
	Three-month periods ended June 30,
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Interest Change
	(amounts in thousands)
ASSETS
Investment Securities
Taxable (1)	$1,580,084	$15,189	3.85%	$1,340,738	$12,539	3.86%	$2,650
Tax preferenced (2)	341,318	3,656	5.66%	338,504	4,021	6.28%	(365)
Federal Funds Sold & Reverse repo	264	1	1.50%	8,681	28	1.28%	(27)
Investment in FHLB stock	43,093	470	4.31%	35,643	263	2.92%	207
Loans (3) (4)	1,848,755	27,136	5.89%	1,481,196	23,813	6.45%	3,323

Total Earning Assets	3,813,514	46,452	5.01%	3,204,762	40,664	5.31%	$5,788
Total Non Earning Assets	289,749			198,754

Total Assets	$4,103,263			$3,403,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits	$1,192,256			$916,311
Savings Deposits (5)	1,025,356	$1,773	0.69%	871,852	$1,537	0.71%	$236
Time Deposits	503,001	1,832	1.46%	554,519	2,729	1.97%	(897)

Total Deposits	2,720,613	3,605	0.53%	2,342,682	4,266	0.73%	(661)

Other Borrowings	1,031,610	6,940	2.66%	708,515	5,851	3.27%	1,089

Interest Bearing Liabilities	2,559,967	10,545	1.64%	2,134,886	10,117	1.89%	428

Total deposits and borrowings	3,752,223			3,051,197			$5,360
Other Liabilities	46,588			79,912
Stockholders' Equity	304,452			272,407

Total Liabilities and Stockholders' Equity	$4,103,263			$3,403,516

Net interest income		$35,907			$30,547

Net interest spread - tax equivalent			3.37%			3.42%
Net interest margin			3.87%			3.99%
Net interest margin - tax equivalent			3.91%			4.04%
Net interest margin excluding loan fees			3.67%			3.79%
Net interest margin excluding loan fees - tax equivalent			3.71%			3.83%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2004 was 3.93% and 2003 was 4.03%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2004, $1,887 and 2003, $1,609.
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2004, $1,455 and 2003, $1,126.
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our source of funds and employ our earning assets. Our taxable equivalent (TE) net interest margin was 3.97% for the first six months of 2004, compared to 4.29% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

o	Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 29.72% in the first six months of 2003 to 30.57% for the same period in 2004

o	Increase in average interest-bearing liabilities as a percent of average earning assets from 65.70% (TE) in the first six months of 2003 to 67.20% (TE) for the same period in 2004

o	Increase in average borrowings as a percent of average earning assets from 19.38% in the first six months of 2003 to 26.37% in the same period of 2004

o	Decrease in average investment securities as a percent of average earning assets from 50.99% in the first six months of 2003 to 50.73% in the same period of 2004

o	Interest expense as a percent of average earning assets decreased from 1.27% in the first six months of 2003 to 1.12% in the same period of 2004, a decrease of 15 basis points

        It is difficult to attribute the above changes to any one factor. However, the declining interest rate environment is a significant factor. Interest rates are at their lowest in 45 years. The advent of rising rates, we saw a 25 basis point increase in our Fed Funds Rate in June 2004, should have a positive impact on our net interest income. However, we will not see the full impact of the rate increase as the effect needs to run through the asset and liability side of our balance sheet. In addition, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies the Company employs.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.43% for the first six months of 2004 and 3.65% for the same period last year. The decrease in the net interest spread for the six months ended June 30, 2004 resulted from a 49 basis point decrease in the yield on earning assets offset by a 27 basis point decrease in the cost of interest-bearing liabilities, thus generating a 22 basis point decrease in the net interest spread over the same period last year.

        For the second quarter of 2004 the Company’s net interest spread (TE) was 3.37% as compared to 3.42% for the same period last year. The decrease in the net interest spread for the second quarter ended June 30, 2004 resulted from a 30 basis point decrease in the yield on earning assets offset by a 25 basis point decrease in the cost of interest-bearing liabilities, thus generating a 5 basis point decrease in the net interest spread over the same period last year.

        The yield (TE) on earning assets decreased to 5.08% for the first six months of 2004, from 5.57% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets decreased to 48.15% in the first six months of 2004 from 48.41% for the same period in 2003. Average investments as a percent of earning assets decreased to 51.85% in the first six months of 2004 from 52.12% for the same period in 2003. Average federal funds sold as a percent of earning assets decreased to 0.02% in the first six months of 2004 from 0.16% for the same period in 2003. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first six months of 2004 decreased to 5.94% as compared to 6.59% for the same period in 2003 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first six months of 2004 decreased to 4.27% compared to 4.64% for the same period in 2003 as a result of the decreasing interest rate environment. The decrease in the yield on earning assets for the first six months of 2004 was the result of lower yields on both loans and investments as a result of the lower interest rate environment.

        The cost of average interest-bearing liabilities decreased to 1.65% for the first six months of 2004 as compared to 1.92% for the same period in 2003, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 39.25% during the first six months of 2004 as compared to 29.50% for the same period in 2003. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2004 decreased to 0.55% as compared to 0.76% for the same period in 2003, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first six months of 2004 decreased to 2.73% as compared to 3.52% for the same period in 2003, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should the FDIC require interest on all demand deposits. Currently, we pay interest on NOW and Money Market Accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
	Comparison of six-month period ended June 30, 2004 and 2003 Increase (Decrease) in interest income or expense due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$7,657	$(1,410)	$(439)	$5,808
Tax-advantaged securities	77	(595)	(6)	(524)
Fed funds sold interest-bearing deposits with other institutions	(35)	(15)	13	(37)
Investment in FHLB stock	220	125	48	393
Loans	11,498	(4,689)	(1,056)	5,753

Total interest on earning assets	19,417	(6,584)	(1,440)	11,393

Interest Expense:
Savings deposits	742	(883)	(171)	(312)
Time deposits	(361)	(914)	93	(1,182)
Other borrowings	7,117	(2,344)	(1,570)	3,203

Total interest on interest-bearing liabilities	7,498	(4,141)	(1,648)	1,709

Net Interest Income	$11,919	$(2,443)	$208	$9,684

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
	Comparison of three-month period ended June 30, 2004 and 2003 Increase (Decrease) in interest income or expense due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$2,658	$(7)	$(1)	$2,650
Tax-advantaged securities	33	(395)	(3)	(365)
Fed funds sold interest-bearing deposits with other institutions	(27)	5	(5)	(27)
Investment in FHLB stock	54	124	29	207
Loans	5,909	(2,066)	(520)	3,323

Total interest on earning assets	8,627	(2,339)	(500)	5,788

Interest Expense:
Savings deposits	271	(29)	(6)	236
Time deposits	(254)	(707)	64	(897)
Other borrowings	2,632	(1,070)	(473)	1,089

Total interest on interest-bearing liabilities	2,649	(1,806)	(415)	428

Net Interest Income	$5,978	$(533)	$(85)	$5,360

Interest and Fees on Loans

        Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $53.4 million for the first six months of 2004. This represented an increase of $5.8 million, or 12.08%, over interest and fees on loans of $47.6 million for the same period in 2003. The increase in interest and fees on loans for the first six months of 2004 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 5.94% for the first six months of 2004, compared to 6.59% for the same period in 2003. Deferred loan origination fees, net of costs, totaled $9.5 million at June 30, 2004. This represented an increase of $2.1 million, or 28.82%, from deferred loan origination fees, net of costs, of $7.4 million at June 30, 2003.

        For the second quarter of 2004 interest and fees on loans totaled $27.1 million. This represented an increase of $3.3 million, or 13.95%, over interest and fees on loans of $23.8 million for the same period in 2003. The increase was primarily due to increases in the average balance of loans offset by a lower interest rate environment.

        In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2004 and 2003.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $3.7 million for the first six months of 2004, as compared to $3.1 million for the same period in 2003, an increase of $656,000, or 21.30%.

        We recognized loan fee income of $1.9 million for the second quarter of 2004, as compared to $1.6 million for the same period in 2003, an increase of $278,000 or 17.26%.

Interest on Investments

        Our second component of interest income is interest on investments, which totaled $39.0 million for the first six months of 2004. This represented an increase of $5.7 million, or 17.03%, over interest on investments of $33.3 million for the same period in 2003. The increase in interest on investments for the first six months of 2004 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased to 4.27% for the first six months of 2004, compared to 4.64% for the same period in 2003 as a result of the decreasing interest rate environment, and increased prepayments on mortgage-backed securities which caused increased cash flows to be invested at lower yields. These were offset by the increase in the average investment portfolio.

        For the second quarter of 2004 interest income on investments totaled $19.3 million. This represented an increase of $2.5 million, or 14.62%, over interest on investments of $16.9 million for the same period in 2003. The increase in interest on investments for the second quarter of 2004 over the same period last year reflected increases in the average balance of investments offset by a lower interest rate environment. The weighted-average yield (TE) on investments decreased to 4.17% for the second quarter of 2004, compared to 4.36% for the same period in 2003 as a result of the decreasing interest rate environment.

Provision for Credit Losses

        The Company maintains an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first six months of 2004 or 2003, and we believe our credit allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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

        Other operating income, including other-than-temporary impairment write-down and gains on the sales of investment securities, totaled $12.8 million for the first six months of 2004. This represents a decrease of $577,000, or 4.32%, from other operating income, including gains on the sales of investment securities, of $13.4 million for the same period in 2003. The decrease was the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac during the first quarter of 2004 which was offset by the gains on the sales of investment securities of $5.2 million. Other operating income, without the other-than-temporary impairment write-down and gains on the sales of investment securities, totaled $13.9 million, an increase of $1.3 million or 10.63%, as compared to the same period of 2003 (see table below).

        For the second quarter of 2004 other operating income, including gains on the sales of investment securities, totaled $12.0 million. This represents an increase of $5.5 million, or 85.34% from other operating income of $6.5 million for the same period last year. The increase was the result of a gain on sale of securities of $5.2 million. Other operating income, without the gains on the sales of investment securities, totaled $6.8 million, an increase of $347,000 or 5.38%, as compared to the same period of 2003.

        Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.18% for the first six months of 2004, as compared to 17.79% for the same period in 2003. Excluding the other-than-temporary impairment write-down and gains on sales of investment securities, other operating income as a percent of net revenues was 16.26% for the first six months of 2004, as compared to 16.88% for the same period in 2003.

        For the second quarter of 2004 other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 25.06% as compared to 17.50% for the same period in 2003. Excluding the gains on sales of investment securities, other operating income as a percent of net revenues was 15.92% for the second quarter of 2004, as compared to 17.44% for the same period in 2003.

        The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down and gains on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Other Operating Income Reconciliation (Dollars in thousands) For the Six Months Ended June 30,
	2004			2003
	Without impairment and gains	Impairment and net gains on securities	Reported earnings	Without gains	Net gains on securities		Reported earning
Other Operating Income	$13,880	$(1,088)	$12,792	$12,546	$823		$13,369

Net Revenues	$85,350	$(1,088)	$84,262	$74,332	$823		$75,155

Percent of Other Operating
Income to Net Revenues	16.26%	100.00%	15.18%	16.88%	100.	00%	17.79%

	Other Operating Income Reconciliation (Dollars in thousands) For the Three Months Ended June 30,
	2004			2003
	Without impairment and gains	Impairment and net gains on securities	Reported earnings	Without gains	Net gains on securities		Reported earning
Other Operating Income	$6,798	$5,212	$12,010	$6,451	$29		$6,480

Net Revenues	$42,705	$5,212	$47,917	$36,998	$29		$37,027

Percent of Other Operating
Income to Net Revenues	15.92%	100.00%	25.06%	17.44%	100.	00%	17.50%

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

        Service charges on deposit accounts totaled $7.3 million in the first six months of 2004. This represented a decrease of $140,000, or 1.88% over service charges on deposit accounts of $7.4 million for the same period in 2003. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the decrease in service charges on deposit accounts in the first six months of 2004 was partially due to higher earning allowance as a result of higher deposit balances to offset the service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 57.10% of other operating income in the first six months of 2004, as compared to 55.69% in the same period in 2003.

        For the second quarter of 2004 service charges on deposit accounts totaled $3.5 million. This represents a decrease of $238,000, or 6.34% from service charges of $3.7 million for the same period last year. Service charges on deposit accounts represented 29.24% of other operating income in the second quarter of 2004, as compared to 57.86% in the same period in 2003.

        The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Due to the increase in portfolios under administration and the recent rise in interest rates, the Wealth Management Division generated fees of $2.3 million in the first six months of 2004. This represents an increase $302,000, or 15.33% over fees generated by the Wealth Management Division of $2.0 million in the same period in 2003. Fees generated by the Wealth Management Division represented 17.77% of other operating income in the first six months of 2004, as compared to 14.75% for the same period in 2003.

        For the second quarter of 2004 fees generated by the Wealth Management Division totaled $1.1 million. This represents an increase of $186,000, or 20.15% from wealth management income of $925,000 for the same period last year. Fees generated by the Wealth Management Division represented 9.25% of other operating income in the second quarter of 2004, as compared to 14.27% in the same period in 2003.

        Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $802,000 in the first six months of 2004. This represented a decrease of $13,000, or 1.70%, over fees generated of $788,000 for the same period in 2003. Fees generated by Investment Services represented 6.27% of other operating income in the first six months of 2004, as compared to 5.90% for the same period in 2003.

        For the second quarter of 2004 fees generated by Investment Services totaled $427,000. This represents an increase of $44,000, or 11.59% from investment services income of $382,000 for the same period last year. Fees generated by the investment services represented 3.55% of other operating income in the second quarter of 2004, as compared to 5.90% in the same period in 2003. As interest rates have fallen, Investment Services customers’ incentive to use their services have decreased which is the primary reason for the decline in fees generated in the second quarter.

        Bankcard services, which provide merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $826,000 in the first six months of 2004. This represented an increase of $177,000, or 27.21%, over fees generated of $649,000 for the same period in 2003. The increase is primarily due to growth of the transaction volumes with our customer base. Fees generated by Bankcard services represented 6.46% of other operating income in the first six months of 2004, as compared to 4.86% for the same period in 2003.

        For the second quarter of 2004 fees generated by Bankcard totaled $401,000. This represents an increase of $86,000, or 27.42% from Bankcard services income of $314,000 for the same period last year. Fees generated by Bankcard services represented 3.34% of other operating income in the second quarter of 2004, as compared to 4.85% in the same period in 2003.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., was $2.7 million in the first six months of 2004. This represented an increase of $982,000, or 58.04%, over other fees and income generated of $1.7 million for the same period in 2003. The increase is primarily due the increase of volume in other banking service and international banking fees. Total revenue from Community Trust Deed Services was approximately $30,000 in the first six months of 2004 and $44,000 for the same period in 2003. Other fees and income represented 20.90% of other operating income in the first six months of 2004, as compared to 12.65% for the same period in 2003.

        For the second quarter of 2004 other fees and income totaled $1.3 million. This represents an increase of $269,000, or 24.88% from other fees and income of $1.1 million for the same period last year. Other fees and income represented 11.22% of other operating income in the second quarter of 2004, as compared to 16.66% in the same period in 2003.

Other Operating Expenses

        Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, amortization of intangibles, and other expenses, including prepayment penalties. Other operating expenses totaled $42.5 million for the first six months of 2004. This represents an increase of $6.9 million, or 19.42% from other operating expenses of $35.6 million for the same period in 2003.

        For the second quarter of 2004 other operating expenses totaled $21.0 million. This represents an increase of $3.1 million, or 17.61% from other operating expenses of $17.9 million for the same period last year.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.13% for the first six months of 2004, compared to a ratio of 2.21% for the same period in 2003. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

        Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2004, the efficiency ratio was 50.45%, compared to a ratio of 47.36% for the same period in 2003. The increase was primarily due to the impact of the $6.3 million other-than-temporary impairment write-down in the first quarter of 2004, offset by the gains on sales of investment securities. Without the impairment charge on investment securities and net gains on sales of investment securities, our efficiency ratio would have been 49.81% in 2004 as compared to 47.89% in 2003. The increase in the ratio is mainly due to additional expenses as a result of the Kaweah National Bank acquisition and increases in salaries and employee benefits expenses from increased staffing levels.

        For the second quarter of 2004 the efficiency ratio decreased to 43.83% as compared to 47.48% for the same period last year. Without the gains on the sale of securities, the efficiency ratio would have been 49.18% as compared to 48.27% for the same period last year.

        The following table reconciles the differences in operating efficiency ratio with and without the other-than-temporary impairment write-down and net gains on sales of investment securities:

	Net Earnings Reconciliation (Dollars in thousands) For the Six Months Ended June 30,
	2004			2003
	Other Operating Expense	Net Revenues	Operating Efficiency Ratio	Other Operating Expense	Net Revenues	Operating Efficiency Ratio
Without other-than-temporary impairment write-down and net gain on sale of securities	$42,509	$85,350	49.81%	$35,597	$74,332	47.89%
Other-than-temporary impairment write-down	--	(6,300)		--	--
Net gain on sale of securities	--	5,212		--	823

Reported Amount	$42,509	$84,262	50.45%	$35,597	$75,155	47.36%

	Net Earnings Reconciliation (Dollars in thousands) For the Three Months Ended June 30,
	2004			2003
	Other Operating Expense	Net Revenues	Operating Efficiency Ratio	Other Operating Expense	Net Revenues	Operating Efficiency Ratio
Without other-than-temporary impairment write-down and net gain on sale of securities	$21,004	$42,705	49.18%	$17,858	$36,998	48.27%
Net gain on sale of securities	--	5,212		--	29

Reported Amount	$21,004	$47,917	43.83%	$17,858	$37,027	48.23%

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

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $23.4 million for the first six months of 2004. This represented an increase of $3.4 million, or 17.38%, over salaries and related expenses of $19.9 million for the same period in 2003. The increases for 2004 primarily resulted from increased staffing levels as a result of the Kaweah National Bank acquisition and annual salary adjustments. At June 30, 2004, we employed 643 full time equivalent employees, compared to 593 full time equivalent employees at June 30, 2003. Salaries and related expenses as a percent of average assets decreased to 1.17% for the first six months of 2004, compared to 1.24% for the same period in 2003.

        For the second quarter of 2004 salaries and related expenses totaled $11.6 million. This represents an increase of $1.7 million, or 17.20% from salaries and related expenses of $9.9 million for the same period last year. The increases for the second quarter of 2004 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.14% for the second quarter of 2004, compared to 1.17% for the same period in 2003.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $3.7 million for the first six months of 2004. This represented an increase of $508,000, or 16.01%, over occupancy expense of $3.2 million for the same period in 2003. The increase in occupancy expense is primarily due to the acquisition of Kaweah National Bank and the on-going remodeling and upkeep of our facilities. Equipment expense totaled $3.7 million for the first six months of 2004. This represented an increase of $639,000, or 20.82%, over the $3.1 million expense for the same period in 2003. The increase in equipment expense primarily reflects the upgrade to image processing equipment, the on going upgrade of other computer equipment and the acquisition of Kaweah National Bank.

        For the second quarter of 2004 occupancy expense totaled $1.9 million. This represents an increase of $285,000, or 17.60% from occupancy expense of $1.6 million for the same period last year. Equipment expense for the second quarter of 2004 totaled $1.9 million. This represents an increase of $276,000, or 17.48% from equipment expense of $1.6 million for the same period last year.

        Stationary and supplies expense totaled $2.4 million for the first six months of 2004. This represented an increase of $120,000, or 5.27%, over the expense of $2.3 million for the same period in 2003. For the second quarters of 2004 and 2003 stationary and supplies expense totaled $1.2 million.

        Professional services totaled $2.1 million for the first six months of 2004. This represented an increase of $139,000 or 7.02%, over an expense of $2.0 million for the same period in 2003. For the second quarter of 2004 professional services totaled $1.0 million. This represents a decrease of $300,000, or 23.07% from professional services of $1.3 million for the same period last year.

        Promotion expense totaled $2.8 million for the first six months of 2004. This represented an increase of $594,000, or 27.45%, from an expense of $2.2 million for the same period in 2003. For the second quarter of 2004 promotion expense totaled $1.2 million. This represents an increase of $205,000, or 19.75% from promotion expense of $1.0 million for the same period last year. The increase in promotion expense was primarily associated with the acquisition of Kaweah National Bank.

        Data processing expense totaled $730,000 for the first six months of 2004. This represented an increase of $183,000, or 33.55%, from an expense of $547,000 for the same period in 2003. For the second quarter of 2004 data processing expense totaled $377,000. This represents an increase of $133,000, or 54.73% from data processing expense of $244,000 for the same period last year. The increase in data processing expense was primarily due to the acquisition of Kaweah National Bank.

        The amortization expense of intangibles totaled $592,000 for the first six months of 2004 and $315,000 for the same period in 2003. This represents an increase of $278,000, or 88.18%. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Kaweah National Bank in September 2003. For the second quarter of 2004 amortization expense totaled $296,000. This represents an increase of $93,000, or 45.61% from amortization expense of $203,000 for the same period last year.

        Other operating expense totaled $3.2 million for the first six months of 2004. This represented an increase of $992,000, or 45.80%, from an expense of $2.2 million for the same period in 2003. For the second quarter of 2004 other operating expense totaled $1.5 million. This represents an increase of $751,000, or 96.03% from other operating expense of $782,000 for the same period last year. The increase in other operating expense was primarily due to the acquisition of Kaweah National Bank.

        Most of the increases in Other Operating Expenses is due to the increase in the number of Business Financial Centers, primarily due to the acquisition of Kaweah National Bank.

Income Taxes

        The Company’s effective tax rate for the first six months of 2004 was 34.08%, compared to 36.24% for the same period in 2003. The decrease was primarily due to a reduction in reserves for prior period state taxes. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities, although a portion comes from municipal leases.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $4.36 billion at June 30, 2004. This represented an increase of $509.7 million, or 13.22%, over total assets of $3.85 billion at December 31, 2003. Earning assets totaled $4.03 billion at June 30, 2004, increasing $390.4 million, or 10.72%, over earning assets of $3.64 billion at December 31, 2003. Total liabilities were $4.08 billion at June 30, 2004, up $515.5 million, or 14.45%, over total liabilities of $3.57 billion at December 31, 2003. Total equity decreased $5.9 million, or 2.05%, to $280.9 million at June 30, 2004, compared with total equity of $286.7 million at December 31, 2003.

Investment Securities

        The Company reported total investment securities of $2.12 billion at June 30, 2004. This represented an increase of $212.3 million, or 11.15%, over total investment securities of $1.90 billion at December 31, 2003. Investment securities comprise 52.47% of the Company’s total earning assets at June 30, 2004.

        In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At June 30, 2004, securities held as available-for-sale had a fair market value of $2.07 billion, representing 97.83% of total investment securities, with an amortized cost of $2.08 billion. At June 30, 2004, the net unrealized holding loss on securities available-for-sale was $4.9 million and that resulted in accumulated other comprehensive loss of $2.9 million (net of $2.1 million in deferred taxes benefits). At December 31, 2003, we reported net unrealized gains on investment securities available-for-sale of $29.8 million and accumulated other comprehensive income of $17.3 million (net of deferred taxes of $12.5 million).

        Table 3 sets forth investment securities at June 30, 2004 and December 31, 2003.

Table 3 - Composition of Investment Securities (dollars in thousands)
	June 30, 2004				December 31, 2003
	Amortized Cost	Market Value	Net Unrealized Gain/(Loss)	Total Percent	Amortized Cost	Market Value	Net Unrealized Gain/(Loss)	Total Percent
Investment Securities Available-for-Sale:
U.S. Treasury securities	$500	$501	$1	0.02%	$500	$503	$3	0.03%
Mortgage-backed securities	1,346,551	1,330,749	(15,802)	62.89%	1,175,461	1,176,512	1,051	61.79%
CMO's / REMIC's	388,887	386,077	(2,810)	18.25%	291,474	293,771	2,297	15.43%
Government agency securities	28,957	28,617	(340)	1.35%	36,565	36,941	376	1.94%
Municipal bonds	251,231	265,235	14,004	12.53%	267,667	296,383	28,716	15.57%
FHLMC preferred stock	58,340	58,340	--	2.76%	63,750	61,100	(2,650)	3.21%
Other securities	572	572	--	0.03%	572	572	--	0.03%

Total Investment Securities Available-for-Sale	2,075,038	2,070,091	(4,947)	97.83%	1,835,989	1,865,782	29,793	98.00%
Investment in stock of Federal Home Loan Bank	45,919	45,919	--	2.17%	37,966	37,966	--	2.00%

Total Investment Securities	$2,120,957	$2,116,010	$(4,947)	100.00%	$1,873,955	$1,903,748	$29,793	100.00%

        The weighted-average yield (TE) on the investment portfolio at June 30, 2004 was 4.27% with a weighted-average life of 3.3 years. This compares to a yield of 4.31% at December 31, 2003 with a weighted-average life of 3.2 years and a yield of 4.64% at June 30, 2003 with a weighted-average life of 2.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

        Approximately 91.14% of the portfolio represents securities issued by the U.S government or U.S. government agencies, which guarantee payment of principal and interest.

        The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of June 30, 2004.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale as of June 30, 2004:
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Mortgage-backed securities	$728,565	$10,633	$443,553	$14,048	$1,172,118	$24,681
CMO/REMICs	38,668	596	--	--	38,668	596
Municipal bonds	30,561	659	10,481	467	41,042	1,126
Government agency securities	17,551	429	--	--	17,551	429

	$815,345	$12,317	$454,034	$14,515	$1,269,379	$26,832

        The table above shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value as a new cost basis and the write down accounted for as a realized loss. As reported elsewhere, we recorded a write-down of $6.3 million in the first quarter of 2004.

        Despite the unrealized loss position of these securities, we have concluded, as of June 30, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

        At June 30, 2004 and 2003, investment securities having an amortized cost of approximately $1.43 billion and $1.33 million, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

        At June 30, 2004, we reported total loans, net of deferred loan fees, of $1.94 billion. This represents an increase of $179.0 million, or 10.17%, over total loans, net of deferred loan fees, of $1.76 billion at December 31, 2003. Total loans, net of deferred loan fees, comprise 48.08% of our total earning assets.

Table 4 - Distribution of Loan Portfolio by Type (dollar amount in thousands)
	June 30, 2004		December 31, 2003
Commercial and Industrial	$916,540	47.0%	$884,870	50.1%
Real Estate:
Construction	200,965	10.3%	156,287	8.8%
Mortgage	517,718	26.6%	388,626	22.1%
Consumer, net of unearned discount	63,628	3.3%	44,645	2.5%
Municipal lease finance receivables	47,510	2.4%	37,866	2.1%
Agribusiness	202,122	10.4%	255,039	14.4%

Gross Loans	1,948,483	100.0%	1,767,333	100.0%
Less:
Allowance for credit losses	(22,140)		(21,282)
Deferred net loan fees	(9,523)		(7,392)

Net Loans	$1,916,820		$1,738,659

        Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming second trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Non-performing Assets

        As set forth in Table 5, non-performing assets were $1.5 million at June 30, 2004, an increase of $907,000, or 165.49%, from $548,000 at December 31, 2003. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. $1.5 million of these non-performing assets were included in impaired loans at June 30, 2004. This represents an increase of $903,000, or 157.91%, compared to loans classified as impaired of $572,000 at December 31, 2003.

        Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 - Non-performing Assets (dollar amount in thousands)
	June 30, 2004	December 31, 2003
Non-accrual loans	$1,455	$548
Loans past due 90 days or more
and still accruing interest	--	--
Restructured loans	--	--
Other real estate owned (OREO), net	--	--

Total non-performing assets	$1,455	$548

Percentage of non-performing assets
to total loans outstanding and OREO	0.07%	0.03%
Percentage of non-performing
assets to total assets	0.03%	0.01%

        Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of June 30, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

        At June 30, 2004 and December 31, 2003, the Company held no properties as other real estate owned.

Bank Owned Life Insurance

        The Company has Bank Owned Life Insurance (“BOLI”) with a cash surrender value of $66.3 million. We acquired $16.3 million of this through acquisitions. In addition, we purchased $50.0 million in the first quarter of 2004 as single premium insurance. The proceeds from these policies are used to help offset employee benefits costs.

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

        At June 30, 2004, total deposits were $2.83 billion, representing an increase of $171.1 million, or 6.43%, from total deposits of $2.66 billion at December 31, 2003. Average total deposits for the first six months of 2004 were $2.68 billion. This represented an increase of $365.1 million, or 15.77%, from average total deposits of $2.32 billion for the six months ended June 30, 2003. The comparison of average balances for the first six months of 2004 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	June 30, 2004		December 31, 2003
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,291,278	45.6%	$1,142,330	42.9%
Interest bearing deposits
Savings Deposits	1,032,659	36.5%	960,023	36.1%
Time deposits	507,666	17.9%	558,157	21.0%

Total deposits	$2,831,603	100.0%	$2,660,510	100.0%

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.29 billion at June 30, 2004, representing an increase of $148.9 million, or 13.04%, from total demand deposits of $1.14 billion at December 31, 2003. Average demand deposits for the first six months of 2004 were $1.15 billion, an increase of $172.3 million, or 17.64%, from average demand deposits of $975.1 million for the first six months of 2003. Non-interest-bearing demand deposits represented 45.60% of total deposits as of June 30, 2004 and 42.94% of total deposits as of December 31, 2003.

        Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.03 billion at June 30, 2004, representing an increase of $72.6 million, or 7.57%, from savings deposits of $960.0 million at December 31, 2003.

        Time deposits totaled $507.7 million at June 30, 2004 of which $30.3 million were brokered. This represented a decrease of $50.5 million, or 9.05%, over total time deposits of $558.2 million at December 31, 2003.

Other Borrowed Funds

        We require funds to achieve the desired growth in earning assets and to fully utilize our capital. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). The next source of fund is interest-bearing deposits. Finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 26.98% as of June 30, 2004, as compared to 21.65% as of December 31, 2003.

        During 2004 and 2003, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $519.7 million and $405.5 million under these agreements at June 30, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 1.25% and 1.73% at June 30, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

        We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $600.0 million and $381.0 million under these agreements at June 30, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 3.05% and 3.37% at June 30, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

        In December 2003, CVB Financial Corp. created two statutory trusts, CVB Statutory Trust I and CVB Statutory Trust II, for the exclusive purpose of issuing and selling Trust Preferred Securities. These Trusts used the gross proceeds from the offering of Trust Preferred Securities and other cash totaling $82.5 million to purchase a like amount of junior subordinated debentures of the Company. The Company contributed the $80.0 million net proceeds to the Bank to capitalize the growth of the Bank. For additional information concerning these Trusts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        We have entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On June 30, 2004 and December 31, 2003 the amounts held by the Bank in the TT&L Note Option Program were $2.4 million and $3.8 million, collateralized by securities, respectively. The amounts are payable on demand. We borrow these funds at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At June 30, 2004, borrowed funds totaled $1.12 billion, representing an increase of $333.2 million, or 42.36%, from total borrowed funds of $786.5 million at December 31, 2003.

Aggregate Contractual Obligations

         The following table summarizes our aggregate contractual obligations as of June 30, 2004:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Deposits	$2,831,603	$2,781,786	$47,571	$2,234	$12
FHLB and Other Borrowings	1,122,131	522,131	500,000	--	100,000
Junior Subordinated Debentures	82,476	--	--	--	82,476
Deferred Compensation	7,440	889	1,593	1,552	3,406
Operating Leases	12,239	5,037	4,243	2,243	716

Total	$4,055,889	$3,309,843	$553,407	$6,029	$186,610

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

Off-Balance Sheet Arrangements

        At June 30, 2004, we had commitments to extend credit of approximately $758.2 million and obligations under letters of credit of $61.1 million and available lines of credit totaling $216.1 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a second party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Bank holds appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.

        The following table summarizes the off-balance sheet arrangements at June 30, 2004:

	Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	( amounts in thousands )
Available lines of credit	$216,051	$216,051	$--	$--	$--
Commitment to extend credit	758,175	356,203	39,990	64,820	297,162
Obligations under letters of credit	61,101	34,452	20,763	5,886	--

Total	$1,035,327	$606,706	$60,753	$70,706	$297,162

Liquidity and Cash Flow

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2004, the Bank’s loan to deposit ratio averaged 67.45%, compared to an average ratio of 62.97% for the same period in 2003.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2004, approximately $71.5 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

        For the Bank, sources of funds normally include principal and interest payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, increased loan balances, purchases, and other operating expenses.

        Net cash provided by operating activities totaled $49.1 million for the first six months of 2004, compared to $35.4 million for the same period last year. The increase was primarily the result of the interest received, and a reduction in cash paid to suppliers and employees.

        Net cash used in investing activities totaled $485.9 million for the first six months of 2004, compared to $481.6 million used by investing activities for the same period in 2003. The decrease was primarily the result of a decrease in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

        Funds provided by financing activities totaled $489.7 million for the first six months of 2004, compared to funds provided by financing activities of $395.3 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of decrease in short-term borrowings during the period.

        At June 30, 2004, cash and cash equivalents totaled $165.0 million. This represented an increase of $51.0 million, or 44.71%, from a total of $114.0 million at June 30, 2003.

Capital Resources

        Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2004, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

        On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. On May 6, 2004, the Federal Reserve Bank released a proposed rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards.

        The Company’s equity capital was $280.9 million at June 30, 2004. This represented a decrease of $5.9 million, or 2.05% over equity capital of $286.7 million at December 31, 2003. The Company’s 2003 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2004, and December 31, 2003.

Table 6 - Regulatory Capital Ratios
	Required Minimum	June 30, 2004		December 31, 2003
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.34%	11.93%	13.23%	13.19%
Total	8.00%	13.20%	12.80%	14.49%	14.15%
Leverage ratio	4.00%	8.43%	8.15%	8.63%	8.57%

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

        In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to, the following conditions that existed as of the balance sheet date:

–	existing general economic and business conditions affecting the key lending areas of the Company,

–	existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

–	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

–	collateral values,

–	loan volumes and concentrations,

–	seasoning of the loan portfolio,

–	specific industry conditions within portfolio segments,

–	recent loss experience in particular segments of the portfolio,

–	duration of the current business cycle,

–	bank regulatory examination results and

–	findings of the Company’s internal credit examiners.

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

        We maintain an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first six months of 2004 and 2003. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In our judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

        At June 30, 2004, we reported an allowance for credit losses of $22.1 million. This represented an increase of $858,000, or 4.03%, from the allowance for credit losses of $21.3 million at December 31, 2003. The increase is due to recoveries exceeding charge-offs for the second quarter of 2004.

        At June 30, 2004, we had loans classified as impaired totaling $1.5 million. This represents an increase of $903,000, or 157.91%, compared to loans classified as impaired of $572,000 at December 31, 2003. Impaired loans measured, as a percent of gross loans equaled 0.07% and 0.03%, at June 30, 2004 and December 31, 2003 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, impaired loans, and restructured loans, totaled $1.5 million at June 30, 2004. This represented an increase of $907,000, or 165.49%, from non-performing loans of $548,000 at December 31, 2003. Non-performing loans measured as a percent of gross loans, equaled 0.08% and 0.03%, at June 30, 2004 and December 31, 2003, respectively. Nonaccrual loans increased $907,000, or 165.49%, to $1.5 million at June 30, 2004, from $548,000 at December 31, 2003.

TABLE 7 - Summary of Credit Loss Experience
	Six-months ended June 30,
	2004	2003
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$1,938,960	$1,504,116

Average Total Loans Outstanding (1)	$1,807,735	$1,457,773

Allowance for Credit Losses:
Beginning of Period	$21,282	$21,666
Loans Charged-Off:
Real Estate Loans	83	--
Commercial and Industrial	272	1,247
Consumer Loans	121	62

Total Loans Charged-Off	476	1,309

Recoveries:
Real Estate Loans	178	90
Commercial and Industrial	1,055	297
Consumer Loans	101	64

Total Loans Recovered	1,334	451
Net Loans Charged-Off (Recovered)	(858)	858

Provision Charged to Operating Expense	--	--

Allowance for Credit Losses at End of period	$22,140	$20,808

(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.05%	0.06%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.04%	0.06%
Allowance for Credit Losses to Average Total Loans	1.22%	1.43%
Allowance for Credit Losses to Total Loans at End of Period	1.14%	1.38%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-3.88%	4.12%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	--	--

        While we believe that the allowance at June 30, 2004, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk include securities, loans, deposits, and debts.

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

        Approximately $1.72 billion, or 81.14%, of the total investment portfolio at June 30, 2004 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

        The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2004:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	( 3.10% )
- 200 basis points	( 1.07% )

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

        Our asset liability model calculates the market value of the Bank’s equity. In addition, management prepares on a monthly basis a Capital Volatility report that compares changes in the market value of the investment portfolio. We have as our target to always be well-capitalized by regulatory standards.

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

        As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company know as the Financial Review and Disclosure Committee. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

        During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not Applicable

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. During the three months ended June 30, 2004, the Company repurchased 39,800 shares of common stock for the total price of $ 795,000. All of the 39,800 shares were purchased in open market transactions. As of June 30, 2004, 1,451,196 shares are available to be repurchased in the future under this repurchase plan.

The follow table provides the information with respect to the purchase made during the second quarter ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES For the Three Months Ended June 30, 2004
Beginning Date	Ending Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1	April 30	--	--	--	1,490,996
May 1	May 31	39,800	$ 19.20	39,800	1,451,196
June 1	June 30	--	--	--	1,451,196
	Total	39,800	$ 19.20	39,800

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
On May 19, 2004, the Company held its 2004 annual meeting of shareholders. All of the Company’s existing directors were reelected. Following distribution of the Company’s proxy material the Company’s then accountant, Deloitte & Touche LLP, announced they had declined to stand for reelection. Accordingly, the Company did not submit the proposal to ratify the selection of Deloitte & Touche LLP to a vote of its shareholders.

Election of Directors:	For	Withheld
George A. Borba	38,625,813	3,407,244
John A. Borba	38,034,919	3,998,138
Ronald O. Kruse	41,995,010	38,047
John J. LoPorto	41,979,135	53,922
James C. Seley	41,995,384	37,673
San Vaccaro	41,867,765	165,292
D. Linn Wiley	41,856,301	176,756

ITEM 5.	OTHER INFORMATION
Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit 31.1 Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, CVB Financial Corp. filed the following current reports on Form 8-K: (1) May 4, 2004, under Item 12 (announcing its first quarter results); (2) May 7, 2004 under item 4 (announcing that its then auditors would not stand for reeclection); and (3) June 21, 2004 under item 4 (announcing appointment of McGladrey & Pullen, LLP, as new auditors).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: August 6, 2004	/s/Edward J. Biebrich Jr. Edward J. Biebrich Jr. Chief Financial Officer