Form 10-Q
period 2004-09-30
CVB FINANCIAL CORP
filed 2004-11-05
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
Yes _X_ No ___

Number of shares of common stock of the registrant: 48,408,941 outstanding as of November 4, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION (UNAUDITED) ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited) Dollar amounts in thousands
	September 30, 2004	December 31, 2003
ASSETS
Investment securities available-for-sale	$2,038,322	$1,865,782
Investment in stock of Federal Home Loan Bank (FHLB)	53,439	37,966
Loans and lease finance receivables	2,009,875	1,759,941
Allowance for credit losses	(23,068)	(21,282)

Total earning assets	4,078,568	3,642,407
Cash and due from banks	116,125	112,008
Premises and equipment, net	26,865	31,069
Goodwill and other intangibles:
Amortizable	6,432	7,321
Non-amortizable	19,580	19,580
Cash value life insurance	66,801	15,800
Accrued interest receivable	17,322	15,724
Other assets	21,048	10,440

TOTAL ASSETS	$4,352,741	$3,854,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non interest-bearing	$1,303,410	$1,142,330
Interest-bearing	1,564,527	1,518,180

Total deposits	2,867,937	2,660,510
Demand Note to U.S. Treasury	5,053	3,834
Short-term borrowings	312,200	405,500
Long-term borrowings	730,000	381,000
Deferred tax liabilities	3,887	5,203
Accrued interest payable	5,623	5,259
Deferred compensation	7,676	6,955
Junior subordinated debentures	82,476	82,476
Other liabilities	27,807	16,891

TOTAL LIABILITIES	4,042,659	3,567,628

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock (authorized, 20,000,000 shares
without par; none issued or outstanding)	--	--
Common stock (authorized, 78,125,000 shares
without par; issued and outstanding
48,408,185 (2004) and 48,289,347 (2003))	233,324	232,959
Retained earnings	61,295	36,482
Accumulated other comprehensive income, net of tax	15,463	17,280

Total stockholders' equity	310,082	286,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,352,741	$3,854,349

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) Dollar amounts in thousands, except per share
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$30,061	$24,629	$83,447	$72,262
Investment securities:
Taxable	18,323	11,780	49,710	36,966
Tax-preferred	3,636	3,938	11,262	12,088

Total investment income	21,959	15,718	60,972	49,054
Federal funds sold	1	1	3	41

Total interest income	52,021	40,348	144,422	121,357

Interest expense:
Deposits	3,863	3,723	11,151	12,505
Borrowings	6,838	5,191	17,822	15,632
Junior subordinated debentures	1,344	--	4,004	--

Total interest expense	12,045	8,914	32,977	28,137

Net interest income before provision for credit losses	39,976	31,434	111,445	93,220
Provision for credit losses	--	--	--	--

Net interest income after
provision for credit losses	39,976	31,434	111,445	93,220

Other operating income:
Service charges on deposit accounts	3,240	3,835	10,544	11,280
Wealth Management services	993	932	3,266	2,903
Investment services	352	340	1,154	1,129
Bankcard services	525	386	1,351	1,035
Other	2,402	1,260	5,077	2,952
Impairment charge on investment securities	--	--	(6,300)	--
Gain on sale of securities, net	7	3,387	5,219	4,210

Total other operating income	7,519	10,140	20,311	23,509

Other operating expenses:
Salaries and employee benefits	11,970	10,498	35,323	30,393
Occupancy	2,281	1,771	5,961	4,944
Equipment	1,896	1,833	5,607	4,904
Stationary and supplies	1,212	1,262	3,616	3,546
Professional services	907	1,037	3,030	3,020
Promotion	1,064	1,040	3,824	3,205
Data processing	352	263	1,082	810
Amortization of intangibles	296	203	889	518
Other	1,774	3,380	4,928	5,544

Total other operating expenses	21,752	21,287	64,260	56,884

Earnings before income taxes	25,743	20,287	67,496	59,845
Income taxes	8,668	6,785	22,898	21,119

Net earnings	$17,075	$13,502	$44,598	$38,726

Basic earnings per common share	$0.35	$0.28	$0.92	$0.81

Diluted earnings per common share	$0.35	$0.28	$0.91	$0.79

Cash dividends per common share	$0.13	$0.12	$0.37	$0.36

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net of Tax	Comprehensive Income
	(amounts and shares in thousands)
Balance January 1, 2003	43,533	$146,449	$87,716	$25,656
Issuance of common stock	317	989
10% stock dividend	4,387	75,990	(75,990)
Repurchase of common stock	(349)	(615)	(6,438)
Shares issued for acquisition of Kaweah National Bank	401	7,904
Tax benefit from exercise of stock options		2,242
Cash dividends			(21,638)
Comprehensive income:
Net earnings			52,832		$52,832
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,376)	(8,376)
Comprehensive income					$44,456

Balance December 31, 2003	48,289	232,959	36,482	17,280
Issuance of common stock	219	524
Repurchase of common stock	(100)	(159)	(1,837)
Cash dividends			(17,948)
Comprehensive income:
Net earnings			44,598		$44,598
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net of taxes ($1,316)				(1,817)	(1,817)

Comprehensive income					$42,781

Balance September 30, 2004	48,408	$233,324	$61,295	$15,463

See accompanying notes to the consolidated financial statements.

        The Company reported net unrealized losses on securities available-for-sale of $11.8 million, net of $8.6 million of tax for the nine months ended September 30, 2003. Accumulated other comprehensive income as of September 30, 2003 was $26.9 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	the Nine Months Ended September 30,
	2004	2003
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$150,186	$126,806
Service charges and other fees received	20,932	19,298
Interest paid	(32,674)	(31,196)
Cash paid to suppliers and employees	(58,535)	(49,431)
Income taxes paid	(18,196)	(17,300)

Net cash provided by operating activities	61,713	48,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities trading	20,685	--
Proceeds from sales of investment securities available-for-sale	63,756	212,641
Proceeds from sales of MBS	--	20,538
Proceeds from repayment of MBS	334,334	544,202
Proceeds from repayment of investment securities available-for-sale	--	2,155
Proceeds from maturity of investment securities available-for-sale	25,945	6,985
Purchases of investment securities trading	(20,678)	--
Purchases of investment securities available-for-sale	(47,517)	(85,630)
Purchases of MBS	(564,421)	(1,105,569)
Purchases of FHLB stock	(15,473)	(17,286)
Net increase in loans	(245,476)	(117,054)
Proceeds from sales of premises and equipment	4,390	2,338
Purchase of premises and equipment	(3,093)	(6,125)
Purchase of Bank Owned Life Insurance	(50,000)	--
Purchase of Kaweah National Bank	--	(7,596)
Other investing activities	(5,037)	(10,073)

Net cash used in investing activities	(502,585)	(560,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	271,902	245,567
Net decrease in time deposits	(64,414)	(22,947)
Advances from Federal Home Loan Bank	420,000	200,000
Repayment of advances from Federal Home Loan Bank	(67,000)	(121,000)
Net increase in short-term borrowings	(96,081)	175,344
Cash dividends on common stock	(17,948)	(15,759)
Repurchase of common stock	(1,992)	(2,745)
Proceeds from exercise of stock options	522	868

Net cash provided by financing activities	444,989	459,328

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,117	(52,969)
CASH AND CASH EQUIVALENTS, beginning of period	112,008	164,973

CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS	116,125	112,004
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF
KAWEAH NATIONAL BANK	--	14,014
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF

CASH AND CASH EQUIVALENTS, end of period	$116,125	$126,018

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
	the Nine Months Ended September 30,
	2004	2003
	(amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$44,598	$38,726
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Impairment charge on investment securities	6,300	--
Gain on sale of investment securities	(5,219)	(4,210)
(Gain)/loss on sale of premises and equipment	(101)	66
Increase in cash value of life insurance	(1,000)	(533)
Net amortization of premiums on investment securities	11,143	14,518
Depreciation and amortization	5,433	2,437
Change in accrued interest receivable	(1,598)	(28)
Change in accrued interest payable	364	(2,597)
Change in other assets and liabilities	1,793	(202)

Total adjustments	17,115	9,451

NET CASH PROVIDED BY OPERATING ACTIVITIES	$61,713	$48,177

Securities purchased and not settled	$--	$--

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc.; Community Trust Deed Services; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to raise capital for the Company.

        Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., located in Costa Mesa, California, which provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of California. The Bank operates 37 Business Financial Centers with its headquarters located in the city of Ontario.

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

        Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2004, the Company had entered into commitments with certain customers amounting to $805.2 million compared to $607.7 million at December 31, 2003. In addition, letters of credit at September 30, 2004, and December 31, 2003, were $69.5 million and $46.0 million, respectively.

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

        Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For the nine months ended September 30, 2004, the Company charged-off loans totaling $1.1 million and had recoveries of $2.9 million.

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

        At September 30, 2004, impaired loans totaled $930,000. These loans were supported by collateral with a fair market value, net of prior liens, of $1.3 million.

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

        Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2004 and did not record any impairment of goodwill. At September 30, 2004 goodwill was $19.6 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of September 30, 2004, intangible assets that continue to be subject to amortization include core deposits of $6.4 million (net of $4.8 million of accumulated amortization). Amortization expense for such intangible assets was $889,000 for the nine months ended September 30, 2004. Estimated amortization expense for the remainder of 2004 is expected to be $296,000. Estimated amortization expense for the succeeding five fiscal years is $1.16 million for year one, $1.15 million for the years two to four and $552,000 for year five. The weighted average remaining life of intangible assets is approximately 5.3 years.

        Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at September 30, 2004 was 48,408,185. The tables below present the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Nine Months Ended September 30,
	2004			2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$ 44,598	48,395	$0.92	$ 38,726	48,097	$0.81
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		588	(0.01)		944	(0.02)

DILUTED EPS
Income available to Common stockholders	$ 44,598	48,983	$0.91	$ 38,726	49,041	$0.79

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended September 30,
	2004			2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

BASIC EPS
Income available to common stockholders	$ 17,075	48,406	$0.35	$ 13,502	48,122	$0.28
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		578	(0.00)		882	(0.00)

DILUTED EPS
Income available to Common stockholders	$ 17,075	48,984	$0.35	$ 13,502	49,004	$0.28

        Stock-Based Compensation — At September 30, 2004, we have two stock-based employee compensation plans, which are described more fully in Note 14 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Net income, as reported	$17,075	$13,502	$44,598	$38,726
Deduct: Total stock-based employee compensation	336	109	790	434
expense determined under fair value based method for all
awards, net of related tax effects

Pro forma net income	$16,739	$13,393	$43,808	$38,292

Earnings per share:
Basic - as reported	$0.35	$0.28	$0.92	$0.81
Basic - pro forma	$0.35	$0.28	$0.91	$0.80
Diluted - as reported	$0.35	$0.28	$0.91	$0.79
Diluted - pro forma	$0.34	$0.27	$0.89	$0.78

        The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2004 was estimated on the date of the grant using the following weighted-average assumptions as of September 30, 2004: (1) expected dividend yield of 2.3%; (2) risk-free interest rate of 3.4%; (3) expected volatility of 36.2%; and (4) expected lives of options of 7.3 years. The assumptions as of September 30, 2003 are as follow: (1) expected dividend yield of 2.4%; (2) risk-free interest rate of 2.95%; (3) expected volatility of 37.1%; and (4) expected lives of options of 7.0 years. There were 370,550 and 31,000 options granted during the first nine months of 2004 and 2003, respectively.

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

        Recent Accounting Pronouncements – Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

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

        Subsequent Event — On October 21, 2004, the Company signed an agreement to acquire 100% of the stock of Granite State Bank, with deposits of approximately $101.9 million and net loans of approximately $63.9 million. The purchase price is $19 per share, or approximately $27.0 million including costs associated with the cancellation of stock options. The purchase price for outstanding shares of Granite State Bank common stock will be paid equally in stock and cash. Granite State Bank is located in Monrovia, California. The transaction will be handled under purchase accounting. The transaction is subject to shareholder and regulatory approval and other customary conditions. It is expected to be completed during the first quarter of 2005.

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

        Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of terminology such as “estimate,” “believes,” “anticipate,” “may,” “could,” “expects” or comparable terminology or by discussion of strategy that involves risks and uncertainties. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, allowance for credit losses and completion of our acquisition of Granite State Bank. Our actual results may differ significantly from the results discussed in such forward-looking statements as they involve risk and uncertainties. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, level our allowance for loan and leases, growth in loans and deposits, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company. Forward-looking statements are only estimates or predictions and you should not rely on them. All written and oral forward-looking statements made in connection with this report are explicitly qualified in their entirety by cautionary statements included herein. We disclaim an obligation to update any information contained in any forward-looking statement.

OVERVIEW

        We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two other active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by Citizens Business Bank. We are also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to raise capital for the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area goes from Fresno (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

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

        Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we are still subject to any changes in the economy in our market area. Although we do not provide mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and our balance sheet at September 30, 2004 reflects that growth from December 31, 2003.

        Our growth in loans and investments during the third quarter of 2004 compared with the third quarter of 2003 has allowed our interest income to grow in the first nine months of 2004 as compared to the same period in the preceding year even though there was a decline in the interest rate environment between these periods. The Bank has always had a base of interest free deposits because we specialize in businesses and professionals as deposit customers. This has allowed us to have a low cost of deposits, currently 0.54% for the third quarter of 2004.

        We enhanced the Bank’s capital position in the last quarter of 2003 with the issuance by the Company of $82.5 million in junior subordinated debentures. The cash received from these junior subordinated debentures was contributed as capital to the Bank in December 2003. The Bank used the proceeds to purchase investment securities to enhance earnings during the first quarter of 2004.

        During the first quarter of 2004, we wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on LIBOR and perform like a bond. Since there was a loss of value that was deemed other-than-temporary, we charged $6.3 million against the earnings in the first quarter of 2004 to adjust for the impairment of the issues of preferred securities. This was partially offset by the $5.2 million in security gains taken in the second quarter 2004. We took these gains on short maturity securities before rates rose and the gains disappeared.

        On October 21, 2004, the Company signed an agreement to acquire 100% of the stock of Granite State Bank, with deposits of approximately $101.9 million and net loans of approximately $63.9 million. The purchase price was is $19 per share, or approximately $27.0 million including costs associated with the cancellation of stock options. The purchase price for outstanding shares of Granite State Bank common stock and will be paid equally in stock and cash. Granite State Bank is located in Monrovia, California. The transaction will be handled under purchase accounting. The transaction is subject to shareholder and regulatory approval and other customary conditions. It is expected to be completed during the first quarter of 2005.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

        We reported net earnings of $44.6 million for the nine months ended September 30, 2004. This represented an increase of $5.9 million or 15.16%, over net earnings of $38.7 million, for the nine months ended September 30, 2003. Basic earnings per share for the nine-month period increased to $.92 per share for 2004, compared to $0.81 per share for 2003. Diluted earnings per share increased to $.91 per share for the first nine months of 2004, compared to $0.79 per share for the same period last year. The annualized return on average assets was 1.45% for the first nine months of 2004 compared to an annualized return on average assets of 1.55% for the nine months ended September 30, 2003. The annualized return on average equity was 20.10% for the first nine months ended September 30, 2004, compared to an annualized return of 18.99% for the nine months ended September 30, 2003.

        For the quarter ended September 30, 2004, the Company generated net earnings of $17.1 million. This represented an increase of $3.6 million or 26.46%, over net earnings of $13.5 million, for the third quarter of 2003. Basic earnings per share increased to $0.35 per share for the third quarter of 2004 compared to $0.28 per share for the third quarter of 2003. Diluted earnings per share increased to $.35 per share for the third quarter of 2004, compared to $0.28 per share for the same three-month period last year. The annualized return on average assets was 1.57% for the third quarter of 2004 compared to an annualized return on average assets of 1.27% for the same period last year. The annualized return on average equity was 23.34% for the third quarter of 2004, compared to an annualized return of 14.36% for the third quarter of 2003.

        During the nine months ended September 30, 2004, the Company recorded a charge of $6.3 million for the other-than-temporary impairment on two issues of preferred stock issued by the Federal Home Loan Mortgage Corporation (Freddie Mac). Although these securities are technically equity securities, this type of security performs like a bond or a debt security. We believe they are priced and analyzed like a bond for investment purposes. In spite of having these bond characteristics, we were required to write the securities down $6.3 million as a result of an other-than-temporary decline in market value due to the interest rate environment.

        During the nine months ended September 30, 2004 and September 30, 2003, the Company had net gains on sales of securities of $5.2 million, net of $1.8 million in income taxes and $4.2 million, net of $1.5 million in income taxes, respectively. We sold these securities to capture some of the gains on short-term maturity securities which would have disappeared with rising rates.

        Net earnings, excluding the impact of the other-than-temporary impairment write-down on investment securities and gains on sales of investment securities, totaled $45.0 million for the nine months ended September 30, 2004. This represented an increase of $9.0 million, or 25.09%, compared to net earnings, excluding the net gains on sales of investment securities, of $36.0 million for the same period in 2003. For the third quarter of 2004, net earnings, excluding the impact of gains on sales of investment securities, totaled $16.8 million. This represented an increase of $5.5 million, or 49.29%, compared to net earnings, excluding the net gains on sales of investment securities, of $11.2 million for the third quarter of 2003.

        The following table reconciles the differences in net earnings with and without the other-than-temporary impairment write-down, net gains on sales of investment securities and net gain on sale of real estate in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation (Dollars in thousands) For the Nine Months Ended September 30,
	2004			2003
	Before Income Taxes	Income Taxes	Net Earnings	Before Income Taxes	Income Taxes	Net Earnings
Net Earnings excluding other-than-temporary impairment write-down, net gain on sale of securities and net gain on sale of real estate	$68,158	$23,122	$45,036	$55,635	$19,633	$36,002
Other-than-temporary impairment write-down	(6,300)	(2,137)	(4,163)	--	--	--
Net gains on sale of securities	5,219	1,771	3,448	4,210	1,486	2,724
Net gain on sale of real estate	419	142	277	--	--	--

Net Earnings as reported	$67,496	$22,898	$44,598	$59,845	$21,119	$38,726

	Net Earnings Reconciliation (Dollars in thousands) For the Three Months Ended September 30,
	2004			2003
	Before Income Taxes	Income Taxes	Net Earnings	Before Income Taxes	Income Taxes	Net Earnings
Net Earnings excluding other-than-temporary impairment write-down, net gain on sale of securities and net gain on sale of real estate	$25,317	$8,525	$16,792	$16,900	$5,652	$11,248
Other-than-temporary impairment write-down	--	--	--	--	--	--
Net gains on sale of securities	7	2	5	3,387	1,133	2,254
Net gain on sale of real estate	419	141	278	--	--	--

Net Earnings as reported	$25,743	$8,668	$17,075	$20,287	$6,785	$13,502

        We have presented net earnings without the other-than-temporary impairment write-down on investment securities, net gains on sales of investment securities and net gain on sale of real estate to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.

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

        The Company’s net interest income (before provision for credit losses) totaled $111.4 million for the nine months ended September 30, 2004. This represented an increase of $18.2 million, or 19.55%, over net interest income (before provision for credit losses) of $93.2 million for the same period in 2003. The increase in net interest income of $18.2 million resulted from a $23.1 million increase in interest income, offset by a $4.8 million increase in interest expense. The $23.1 million increase in interest income resulted from a $709.5 million increase in average earning assets, which offset the decline in the average yield on earning assets to 5.15% for the first nine months of 2004 from 5.37% for the same period in 2003. The $4.8 million increase in interest expense resulted from a $766.3 million increase in average interest-bearing liabilities, offset by a decline in the average rate paid on interest-bearing liabilities to 1.68% for the first nine months of 2004 from 1.80% for the same period in 2003.

        Interest income totaled $144.4 million for the first nine months of 2004. This represented an increase of $23.1 million, or 19.01%, compared to total interest income of $121.4 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $3.14 billion in the first nine months of 2003 to $3.84 billion in the same period in 2004. This represents a 22.54% increase for the first nine months of 2004 over the same period last year. This was partially offset by a decline in the average yield on earning assets, which decreased by 22 basis points.

        Interest expense totaled $33.0 million for the first nine months of 2004. This represented an increase of $4.8 million, or 17.20%, over total interest expense of $28.1 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities from $2.1 billion for the first nine months of 2003 to $2.6 billion for the first nine months of 2004 even though the cost of these liabilities decreased by 12 basis points.

        For the third quarter ended September 30, 2004, the Company’s net interest income (before provision for credit losses) totaled $40.0 million. This represented an increase of $8.5 million, or 27.17%, over net interest income (before provision for credit losses) of $31.4 million for the same period in 2003. The increase in net interest income of $8.5 million for the third quarter of 2004 resulted from an increase of $11.7 million in interest income offset by a $3.1 million increase in interest expense. The increase in net interest income of $8.5 million resulted from the increase in average earning assets of $704.2 million and an increase in the average yield on earning assets to 5.26% for the third quarter of 2004 as compared to 5.01% the same period in 2003. The increase of $3.1 million in interest expense resulted from the increase in average interest-bearing liabilities of $523.4 million and an increase in the average rate paid on interest-bearing liabilities to 1.73% for the third quarter of 2004 from 1.58% the same period in 2003.

        The increase in interest income for the third quarter ending September 30, 2004 as compared to the third quarter ending September 30, 2003 was primarily the result of the increase in average earning assets and an increase in the average yield on earning assets of 25 basis points between the third quarter of 2004 and the third quarter of 2003. Interest income totaled $52.0 million for the third quarter of 2004. This represented an increase of $11.7 million, or 28.93%, compared to total interest income of $40.3 million for the same period last year.

        Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the nine-month and three-month periods ended September 30, 2004, and 2003. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
	Nine-month periods ended September 30,
	2004			2003
ASSETS	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Interest Change
	(amounts in thousands)
Investment Securities
Taxable (1)	$1,597,132	$48,250	4.04%	$1,272,992	$36,003	3.83%	$12,247
Tax preferenced (2)	344,076	11,262	5.77%	348,875	12,088	6.11%	(826)
Federal Funds Sold & Reverse repo	416	3	0.96%	3,257	41	1.68%	(38)
Investment in FHLB stock	44,117	1,460	4.41%	32,735	963	3.92%	497
Loans (3) (4)	1,859,140	83,447	6.00%	1,479,676	72,262	6.53%	11,185

Total Earning Assets	3,844,881	144,422	5.15%	3,137,535	121,357	5.37%	$23,065
Total Non Earning Assets	275,200			207,779

Total Assets	$4,120,081			$3,345,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits	$1,184,086			$939,725
Savings Deposits (5)	1,033,604	$5,494	0.71%	875,756	$5,576	0.85%	$(82)
Time Deposits	512,326	5,657	1.47%	556,636	6,929	1.66%	(1,272)

Total Deposits	2,730,016	11,151	0.55%	2,372,117	12,505	0.70%	(1,354)

Other Borrowings	1,049,628	21,826	2.73%	641,263	15,632	3.21%	6,194

Interest Bearing Liabilities	2,595,558	32,977	1.68%	2,073,655	28,137	1.80%	4,840

Total deposits and borrowings	3,779,644			3,013,380			$18,225
Other Liabilities	44,078			59,354
Stockholders' Equity	296,359			272,580

Total Liabilities and Stockholders' Equity	$4,120,081			$3,345,314

Net interest income		$111,445			$93,220

Net interest spread - tax equivalent			3.47%			3.57%
Net interest margin			3.92%			4.04%
Net interest margin - tax equivalent			4.01%			4.17%
Net interest margin excluding loan fees			3.71%			3.82%
Net interest margin excluding loan fees - tax equivalent			3.80%			3.95%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2004 was 4.36% and 2003 was 4.62%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2004, $5,975 and 2003, $5,154.
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2004, $689 and 2003, $1,633.
(5) Includes interest bearing demand and money market accounts

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials
	Three-month periods ended September 30,
	2004			2003
ASSETS	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Interest Change
	(amounts in thousands)
Investment Securities
Taxable (1)	$1,679,270	$17,823	4.25%	$1,403,455	$11,384	3.27%	$6,439
Tax preferenced (2)	334,421	3,636	5.74%	355,113	3,938	5.87%	(302)
Federal Funds Sold & Reverse repo	109	1	3.59%	210	1	1.86%	--
Investment in FHLB stock	49,609	500	3.94%	38,528	396	4.02%	104
Loans (3) (4)	1,960,836	30,061	6.08%	1,522,765	24,629	6.42%	5,432

Total Earning Assets	4,024,245	52,021	5.26%	3,320,071	40,348	5.01%	$11,673
Total Non Earning Assets	307,273			230,161

Total Assets	$4,331,518			$3,550,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits	$1,256,509			$1,008,109
Savings Deposits (5)	1,073,628	$1,964	0.73%	925,671	$1,734	0.74%	$230
Time Deposits	499,270	1,899	1.51%	549,346	1,989	1.44%	(90)

Total Deposits	2,829,407	3,863	0.54%	2,483,126	3,723	0.59%	140

Other Borrowings	1,167,330	8,182	2.74%	741,774	5,191	2.74%	2,991

Interest Bearing Liabilities	2,740,228	12,045	1.73%	2,073,655	8,914	1.58%	3,131

Total deposits and borrowings	3,996,737			3,224,900			$8,542
Other Liabilities	43,803			47,149
Stockholders' Equity	290,978			278,183

Total Liabilities and Stockholders' Equity	$4,331,518			$3,550,232

Net interest income		$39,976			$31,434

Net interest spread - tax equivalent			3.53%			3.43%
Net interest margin			4.05%			3.90%
Net interest margin - tax equivalent			4.08%			3.95%
Net interest margin excluding loan fees			3.87%			3.71%
Net interest margin excluding loan fees - tax equivalent			3.90%			3.75%

(1) Includes short-term interest bearing deposits with other institutions
(2) Non tax equivalent rate for 2004 was 4.35% and 2003 was 4.44%.
(3) Loan fees are included in total interest income as follows, (000)s omitted: 2004, $2,240 and 2003, $2,075.
(4) Non performing loans are included in net loans as follows, (000)s omitted: 2004, $689 and 2003, $1,633.
(5) Includes interest bearing demand and money market accounts

        As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our source of funds and employ our earning assets. Our taxable equivalent (TE) net interest margin was 4.01% for the first nine months of 2004, compared to 4.17% for the same period last year. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant was the changing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:

o	Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 29.95% in the first nine months of 2003 to 30.80% for the same period in 2004

o	Increase in average interest-bearing liabilities as a percent of average earning assets from 66.09% (TE) in the first nine months of 2003 to 67.51% (TE) for the same period in 2004

o	Increase in average borrowings as a percent of average earning assets from 20.44% in the first nine months of 2003 to 27.30% in the same period of 2004

o	Decrease in average investment securities as a percent of average earning assets from 51.80% in the first nine months of 2003 to 50.50% in the same period of 2004

o	Interest expense as a percent of average earning assets decreased from 1.19% in the first nine months of 2003 to 1.13% in the same period of 2004, a decrease of 6 basis points

        It is difficult to attribute the above changes to any one factor. However, the changing interest rate environment is a significant factor. The shape of the interest rate yield curve has flattened. This result from an increase in six month rates of 98 basis points while the 10-year rates increased only 18 basis points from September 30, 2003 to September 30, 2004. The advent of rising rates, we saw a 75 basis point increase in our Fed Funds Rate since September 2003, should have a positive impact on our net interest income. However, we will not see the full impact of the rate increase as the effect needs to run through the asset and liability side of our balance sheet. In addition, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies the Company employs.

        The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.47% for the first nine months of 2004 and 3.57% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2004 resulted from a 22 basis point decrease in the yield on earning assets offset by a 12 basis point decrease in the cost of interest-bearing liabilities, thus generating a 10 basis point decrease in the net interest spread over the same period last year.

        For the third quarter of 2004 the Company’s net interest spread (TE) was 3.53% as compared to 3.43% for the same period last year. The increase in the net interest spread for the third quarter ended September 30, 2004 resulted from a 25 basis point increase in the yield on earning assets offset by a 15 basis point increase in the cost of interest-bearing liabilities, thus generating a 10 basis point increase in the net interest spread over the same period last year.

        The yield (TE) on average earning assets decreased to 5.15% for the first nine months of 2004, from 5.37% for the same period last year, and reflects a changing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 48.35% in the first nine months of 2004 from 47.16% for the same period in 2003. Average investments as a percent of earning assets decreased to 50.49% in the first nine months of 2004 from 51.69% for the same period in 2003. Average federal funds sold as a percent of earning assets decreased to 0.01% in the first nine months of 2004 from 0.10% for the same period in 2003. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first nine months of 2004 decreased to 6.00% as compared to 6.53% for the same period in 2003 as a result of the decreasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first nine months of 2004 has a slight increase to 4.35% compared to 4.33% for the same period in 2003. The decrease in the yield on average earning assets for the first nine months of 2004 as compared to the same period in 2003 was the result of lower yields on both loans and investments as a result of the lower interest rate environment.

        The cost of average interest-bearing liabilities decreased to 1.68% for the first nine months of 2004 as compared to 1.80% for the same period in 2003, reflecting a decreasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 40.44% during the first nine months of 2004 as compared to 30.92% for the same period in 2003. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2004 decreased to 0.55% as compared to 0.70% for the same period in 2003, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first nine months of 2004 decreased to 2.73% as compared to 3.21% for the same period in 2003, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should the FDIC require interest on all demand deposits. Currently, we pay interest on NOW and Money Market Accounts.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
	Comparison of nine-month period ended September 30, 2004 and 2003 Increase (Decrease) in interest income or expense due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$9,768	$1,997	$482	$12,247
Tax-advantaged securities	(166)	(670)	10	(826)
Fed funds sold & interest-bearing deposits with other institutions	(36)	(18)	16	(38)
Investment in FHLB stock	335	120	42	497
Loans	18,550	(5,871)	(1,494)	11,185

Total interest on earning assets	28,451	(4,442)	(944)	23,065

Interest Expense:
Savings deposits	1,004	(918)	(168)	(82)
Time deposits	(551)	(792)	71	(1,272)
Other borrowings	9,977	(2,343)	(1,440)	6,194

Total interest on interest-bearing liabilities	10,430	(4,053)	(1,537)	4,840

Net Interest Income	$18,021	$(389)	$593	$18,225

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income
	Comparison of three-month period ended September 30, 2004 and 2003 Increase (Decrease) in interest income or expense due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$2,346	$3,411	$682	$6,439
Tax-advantaged securities	(304)	(115)	117	(302)
Fed funds sold & interest-bearing deposits with other institutions	--	1	(1)	--
Investment in FHLB stock	112	(8)	--	104
Loans	7,069	(1,301)	(336)	5,432

Total interest on earning assets	9,223	1,988	462	11,673

Interest Expense:
Savings deposits	275	(23)	(22)	230
Time deposits	(181)	97	(6)	(90)
Other borrowings	2,980	5	6	2,991

Total interest on interest-bearing liabilities	3,074	79	(22)	3,131

Net Interest Income	$6,149	$1,909	$484	$8,542

Interest and Fees on Loans

        Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $83.4 million for the first nine months of 2004. This represented an increase of $11.2 million, or 15.48%, over interest and fees on loans of $72.3 million for the same period in 2003. The increase in interest and fees on loans for the first nine months of 2004 reflects increases in the average balance of loans offset by a lower loan yield. The yield on loans decreased to 6.00 % for the first nine months of 2004, compared to 6.53% for the same period in 2003. Deferred loan origination fees, net of costs, totaled $14.8 million at September 30, 2004. This represented an increase of $7.7 million, or 107.03%, from deferred loan origination fees, net of costs, of $7.2 million at September 30, 2003.

        For the third quarter of 2004, interest and fees on loans totaled $30.1 million. This represented an increase of $5.4 million, or 22.06%, over interest and fees on loans of $24.6 million for the same period in 2003. The increase was primarily due to increases in the average balance of loans offset by a lower interest rate environment.

        In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2004 and 2003.

        Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $6.0 million for the first nine months of 2004, as compared to $5.2 million for the same period in 2003, an increase of $820,000, or 15.91%.

        We recognized loan fee income of $2.2 million for the third quarter of 2004, as compared to $2.1 million for the same period in 2003, an increase of $164,000 or 7.92%.

Interest on Investments

        Our second component of interest income is interest on investments, which totaled $61.0 million for the first nine months of 2004. This represented an increase of $11.9 million, or 24.30%, over interest on investments of $49.1 million for the same period in 2003. The increase in interest on investments for the first nine months of 2004 over the same period last year reflected increases in the average balance of investments and a slight increase in investment yield. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 4.35% for the first nine months of 2004, compared to 4.33% for the same period in 2003 as a result of the increasing in the average investment portfolio, a slight increase in interest rate, and decreased prepayments on mortgage-backed securities.

        For the third quarter of 2004 interest income on investments totaled $22.0 million. This represented an increase of $6.1 million, or 39.71%, over interest on investments of $15.7 million for the same period in 2003. The increase in interest on investments for the third quarter of 2004 over the same period last year reflected increases in the average balance of investments and an increase in investment yield. The weighted-average yield (TE) on investments increased to 4.49% for the second quarter of 2004, compared to 3.80% for the same period in 2003 as a result of the increasing in the average investment portfolio, a slight increase in interest, and decreased prepayments on mortgage-backed securities.

Provision for Credit Losses

        The Company maintains an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first nine months of 2004 or 2003, and we believe our credit allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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

        The Company sold one of its buildings in Pasadena during the third quarter of 2004. This building houses the Pasadena Business Financial Center and the Wealth Management Group. The Company has agreed to lease back the Pasadena Business Financial Center space for five years and the Wealth Management Group space for two years.

        The sale of the building resulted in a gross gain of $2.1 million of which $1.7 million is required to be deferred and amortized as an adjustment to rental expense over the life of the leases. The Company recognized $419,000 of the gain during the third quarter.

        Other operating income, including other-than-temporary impairment write-down, gains on the sales of investment securities and gain on sale of real estate, totaled $20.3 million for the first nine months of 2004. This represents a decrease of $3.2 million, or 13.60%, from other operating income, including gains on the sales of investment securities, of $23.5 million for the same period in 2003. The decrease was the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac during the first quarter of 2004 which was offset by the gains on the sales of investment securities of $5.2 million and the gain on sale of real estate of $419,000. Other operating income, without the other-than-temporary impairment write-down, gains on the sales of investment securities and gain on sale of real estate, totaled $21.0 million, an increase of $1.7 million or 8.67%, as compared to the same period of 2003 (see table below).

        For the third quarter of 2004 other operating income, including gains on the sales of investment securities and gain on sale of real estate, totaled $7.5 million. This represents a decrease of $2.6 million, or 25.84% from other operating income of $10.1 million for the same period last year. Other operating income was lower in the third quarter of 2004 as a result of the gains on sale of investment securities of $3.4 million, which occurred during the third quarter of 2003 This was slightly offset by a $419,000 gain on sale of real estate during the third quarter 2004. Other operating income, without the gains on the sales of investment securities and gain on sale real estate, totaled $7.1 million, an increase of $340,000 or 5.04%, as compared to the same period of 2003.

        Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.42% for the first nine months of 2004, as compared to 20.14% for the same period in 2003. Excluding the other-than-temporary impairment write-down, gains on sales of investment securities and gain on sale of real estate, other operating income as a percent of net revenues was 15.84% for the first nine months of 2004, as compared to 17.15% for the same period in 2003.

        For the third quarter of 2004 other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.83% as compared to 24.39% for the same period in 2003. Excluding the gains on sales of investment securities and gain on sale of real estate, other operating income as a percent of net revenues was 15.82% for the third quarter of 2004, as compared to 17.29% for the same period in 2003.

        The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down, net gains on sales of investment securities and net gain on sale of real estate in conformity with accounting principles generally accepted in the United States of America:

	Other Operating Income Reconciliation (Dollars in thousands) For the Nine Months Ended September 30,
	2004			2003
	Without impairment and gains	Impairment, net gains on securities and net gain on real estate	Reported earnings	Without gains	Net gains on securities	Reported earnings
Other Operating Income	$20,973	$(662)	$20,311	$19,299	$4,210	$23,509

Net Revenues	$132,418	$(662)	$131,756	$112,519	$4,210	$116,729

Percent of Other Operating
Income to Net Revenues	15.84%	100.00%	15.42%	17.15%	100.00%	20.14%

	Other Operating Income Reconciliation (Dollars in thousands) For the Three Months Ended September 30,
	2004			2003
	Without impairment and gains	Impairment, net gains on securities and net gain on real estate	Reported earnings	Without gains	Net gains on securities	Reported earnings
Other Operating Income	$9,073	$426	$7,519	$6,753	$3,387	$10,140

Net Revenues	$47,069	$426	$47,495	$38,187	$3,387	$41,574

Percent of Other Operating
Income to Net Revenues	15.07%	100.00%	15.83%	17.68%	100.00%	24.39%

        We have presented other operating income without the other-than-temporary impairment write-down, net gains on sales of investment securities and net gain on sale of real estate to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of these items. We believe the reader will be able to more easily assess the results of the Company’s operations and business.

        Service charges on deposit accounts totaled $10.5 million in the first nine months of 2004. This represented a decrease of $736,000, or 6.52% over service charges on deposit accounts of $11.3 million for the same period in 2003. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. The decrease in service charges on deposit accounts in the first nine months of 2004 was partially due to higher earning allowance as a result of higher deposit balances to offset the service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 51.91% of other operating income in the first nine months of 2004, as compared to 47.98% in the same period in 2003.

        For the third quarter of 2004 service charges on deposit accounts totaled $3.2 million. This represents a decrease of $595,000, or 15.52% from service charges of $3.8 million for the same period last year. Service charges on deposit accounts represented 43.09% of other operating income in the third quarter of 2004, as compared to 37.82% in the same period in 2003.

        The Wealth Management Division provides a variety of services, which include wealth management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Many of the fees generated by the Wealth Management Division are based on the value of assets managed. Due to the increase in portfolios under administration and the recent rise in interest rates, the Wealth Management Division generated fees of $3.3 million in the first nine months of 2004. This represents an increase of $363,000, or 12.50% over fees generated by the Wealth Management Division of $2.9 million in the same period in 2003. Fees generated by the Wealth Management Division represented 16.08% of other operating income in the first nine months of 2004, as compared to 12.35% for the same period in 2003.

        For the third quarter of 2004 fees generated by the Wealth Management Division totaled $993,000. This represents an increase of $61,000, or 6.52% from wealth management income of $932,000 for the same period last year. Fees generated by the Wealth Management Division represented 13.20% of other operating income in the third quarter of 2004, as compared to 9.19% in the same period in 2003.

        Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $1.2 million in the first nine months of 2004. This represented an increase of $25,000, or 2.26%, over fees generated of $1.1 million for the same period in 2003. Fees generated by Investment Services represented 5.68% of other operating income in the first nine months of 2004, as compared to 4.80% for the same period in 2003.

        For the third quarter of 2004 fees generated by Investment Services totaled $352,000. This represents an increase of $12,000, or 3.55% from investment services income of $340,000 for the same period last year. Fees generated by the investment services represented 4.69% of other operating income in the third quarter of 2004, as compared to 3.36% in the same period in 2003.

        Bankcard services, which provide merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $1.4 million in the first nine months of 2004. This represented an increase of $316,000, or 30.56%, over fees generated of $1.0 million for the same period in 2003. The increase is primarily due to growth of the transaction volumes with our customer base. Fees generated by Bankcard services represented 6.65% of other operating income in the first nine months of 2004, as compared to 4.40% for the same period in 2003.

        For the third quarter of 2004 fees generated by Bankcard totaled $525,000. This represents an increase of $140,000, or 36.20% from Bankcard services income of $386,000 for the same period last year. Fees generated by Bankcard services represented 6.98% of other operating income in the third quarter of 2004, as compared to 3.80% in the same period in 2003.

        Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., was $5.1 million in the first nine months of 2004. This represented an increase of $2.1 million, or 71.94%, over other fees and income generated of $3.0 million for the same period in 2003. The increase is primarily due to the increase of volume in other banking service, international banking fees and accrued cash surrender value on Bank Owned Life Insurance (BOLI). Total revenue from Community Trust Deed Services was approximately $49,000 in the first nine months of 2004 and $67,000 for the same period in 2003. Other fees and income represented 24.99% of other operating income in the first nine months of 2004, as compared to 12.56% for the same period in 2003.

        For the third quarter of 2004 other fees and income totaled $2.4 million. This represents an increase of $1.1 million, or 90.58% from other fees and income of $1.3 million for the same period last year. The increase is primarily due to the increase of volume in international banking fees and accrued cash surrender value on Bank Owned Life Insurance (BOLI). Other fees and income represented 31.95% of other operating income in the third quarter of 2004, as compared to 12.43% in the same period in 2003.

Other Operating Expenses

        Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, amortization of intangibles, and other expenses, including prepayment penalties. Other operating expenses totaled $64.3 million for the first nine months of 2004. This represents an increase of $7.4 million, or 12.97% from other operating expenses of $56.9 million for the same period in 2003.

        For the third quarter of 2004 other operating expenses totaled $21.8 million. This represents an increase of $465,000, or 2.19% from other operating expenses of $21.3 million for the same period last year.

        For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.08% for the first nine months of 2004, compared to a ratio of 2.27% for the same period in 2003. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

        Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio is a standard banking industry ratio used to determine how efficient we are at the allocation of resources. For the first nine months of 2004, the efficiency ratio was 48.77%, compared to a ratio of 48.73% for the same period in 2003. The increase was primarily due to the impact of the $6.3 million other-than-temporary impairment write-down in the first quarter of 2004, offset by the gains on sales of investment securities and the gain on of real estate. Without the impairment charge on investment securities, net gains on sales of investment securities and net gain on sale of real estate, our efficiency ratio would have been 48.53% in 2004 as compared to 50.56% in 2003. There were additional expenses in the first nine months of 2004 as a result of the Kaweah National Bank acquisition in the third quarter of 2003 and increases in salaries and employee benefits expenses from increased staffing levels.

        For the third quarter of 2004 the efficiency ratio decreased to 45.80% as compared to 51.20% for the same period last year. Without the gains on the sale of securities, the efficiency ratio would have been 46.21% as compared to 55.74% for the same period last year.

        The following table reconciles the differences in operating efficiency ratio with and without the other-than-temporary impairment write-down, net gains on sales of investment securities and net gain on sale of real estate in conformity with accounting principles generally accepted in the United States of America:

	Operating Efficiency Ratio Reconciliation (Dollars in thousands) For the Nine Months Ended September 30,
	2004			2003
	Other Operating Expense	Net Revenues	Operating Efficiency Ratio	Other Operating Expense	Net Revenues	Operating Efficiency Ratio
Without other-than-temporary impairment write-down, net gain on sale of securities and net gain on sale of real estate	$64,260	$132,418	48.53%	$56,884	$112,519	50.56%
Other-than-temporary impairment	--	(6,300)		--	--
Net gains on sale of securities	--	5,219		--	4,210
Net gain on sale of real estate	--	419		--	--

Reported Amount	$64,260	$131,756	48.77%	$56,884	$116,729	48.73%

	Operating Efficiency Ratio Reconciliation (Dollars in thousands) For the Three Months Ended September 30,
	2004			2003
	Other Operating Expense	Net Revenues	Operating Efficiency Ratio	Other Operating Expense	Net Revenues	Operating Efficiency Ratio
Without other-than-temporary impairment write-down, net gain on sale of securities and net gain on sale of real estate	$21,752	$47,069	46.21%	$21,287	$38,187	55.74%
Net gains on sale of securities	--	7		--	3,387
Net gain on sale of real estate	--	419		--	--

Reported Amount	$21,752	$47,495	45.80%	$21,287	$41,574	51.20%

        We have presented the operating efficiency ratio without the other-than-temporary impairment write-down, net gains on sales of investment securities and net gain on sale of real estate to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily assess the results of the Company’s operations and business.

        Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $35.3 million for the first nine months of 2004. This represented an increase of $4.9 million, or 16.22%, over salaries and related expenses of $30.4 million for the same period in 2003. The increases for 2004 primarily resulted from increased staffing levels as a result of the Kaweah National Bank acquisition and annual salary adjustments. At September 30, 2004, we employed 655 full time equivalent employees, compared to 641 full time equivalent employees at September 30, 2003. Salaries and related expenses as a percent of average assets decreased to 1.15% for the first nine months of 2004, compared to 1.21% for the same period in 2003.

        For the third quarter of 2004 salaries and related expenses totaled $12.0 million. This represents an increase of $1.5 million, or 14.02% from salaries and related expenses of $10.5 million for the same period last year. The increases for the third quarter of 2004 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 0.37% for the third quarter of 2004, compared to 0.40% for the same period in 2003.

        Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $6.0 million for the first nine months of 2004. This represented an increase of $1.0 million, or 20.59%, over occupancy expense of $4.9 million for the same period in 2003. The increase in occupancy expense is primarily due to the acquisition of Kaweah National Bank and its four branches and the on-going remodeling and upkeep of our facilities. Equipment expense totaled $5.6 million for the first nine months of 2004. This represented an increase of $703,000, or 14.32%, over the $4.9 million expense for the same period in 2003. The increase in equipment expense primarily reflects the upgrade to image processing equipment, the on going upgrade of other computer equipment and the acquisition of Kaweah National Bank.

        For the third quarter of 2004 occupancy expense totaled $2.3 million. This represents an increase of $510,000, or 28.78% from occupancy expense of $1.8 million for the same period last year. Equipment expense for the third quarter of 2004 totaled $1.9 million. This represents an increase of $63,000, or 3.44% from equipment expense of $1.8 million for the same period last year.

        Stationary and supplies expense totaled $3.6 million for the first nine months of 2004. This represented an increase of $70,000, or 1.98%, over the expense of $3.5 million for the same period in 2003. Stationary and supplies expense for the third quarter of 2004 totaled $1.2 million. This represents a decrease of $50,000, or 3.97% from stationary and supplies expense of $1.3 million for the same period last year.

        Professional services totaled $3.0 million for the first nine months of 2004. This represented an increase of $10,000 or 0.34% over an expense of $3.0 million for the same period in 2003. For the third quarter of 2004 professional services totaled $1.0 million. This represents a decrease of $129,000, or 12.45% from professional services of $1.0 million for the same period last year.

        Promotion expense totaled $3.8 million for the first nine months of 2004. This represented an increase of $619,000, or 19.30%, from an expense of $3.2 million for the same period in 2003. For the third quarter of 2004 promotion expense totaled $1.1 million. This represents an increase of $24,000, or 2.32% from promotion expense of $1.0 million for the same period last year. The increase in promotion expense was primarily associated with the acquisition of Kaweah National Bank.

        Data processing expense totaled $1.1 million for the first nine months of 2004. This represented an increase of $272,000, or 33.62%, from an expense of $810,000 for the same period in 2003. For the third quarter of 2004 data processing expense totaled $352,000. This represents an increase of $89,000, or 33.77% from data processing expense of $263,000 for the same period last year. The increase in data processing expense was primarily due to the acquisition of Kaweah National Bank.

        The amortization expense of intangibles totaled $889,000 for the first nine months of 2004 and $518,000 for the same period in 2003. This represents an increase of $370,000, or 71.47%. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Kaweah National Bank in September 2003. For the third quarter of 2004 amortization expense totaled $296,000. This represents an increase of $93,000, or 45.61% from amortization expense of $203,000 for the same period last year.

        Other operating expense totaled $4.6 million for the first nine months of 2004. This represented a decrease of $636,000, or 12.04%, from an expense of $5.3 million for the same period in 2003. For the third quarter of 2004 other operating expense totaled $1.7 million. This represents a decrease of $1.6 million, or 48.97% from other operating expense of $3.3 million for the same period last year. The decrease in other operating expense was primarily due to prepayment penalties of $5.3 million as a result of prepayment of $75.0 million term borrowings from the Federal Home Loan Bank in order to take advantage of a decline in interest rates, offset by $3.3 million reversal of excess legal fee accrual as a result of the settlement of a lawsuit during the third quarter of 2003.

Income Taxes

        The Company’s effective tax rate for the first nine months of 2004 was 33.93%, compared to 35.29% for the same period in 2003. The decrease was primarily due to a reduction in reserves for prior period state taxes. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities, although a portion comes from municipal leases.

ANALYSIS OF FINANCIAL CONDITION

        The Company reported total assets of $4.35 billion at September 30, 2004. This represented an increase of $498.4 million, or 12.93%, over total assets of $3.85 billion at December 31, 2003. Earning assets totaled $4.08 billion at September 30, 2004, increasing $436.2 million, or 11.97%, over earning assets of $3.64 billion at December 31, 2003. Total liabilities were $4.04 billion at September 30, 2004, up $475.0 million, or 13.32%, over total liabilities of $3.57 billion at December 31, 2003. Total equity increased $23.4 million, or 8.15%, to $310.1 million at September 30, 2004, compared with total equity of $286.7 million at December 31, 2003.

Investment Securities

        The Company reported total investment securities of $2.04 billion at September 30, 2004. This represented an increase of $172.5 million, or 9.25%, over total investment securities of $1.87 billion at December 31, 2003. Investment securities comprise 49.98% of the Company’s total earning assets at September 30, 2004.

        In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The market value, less the amortized cost of investment securities, net of income taxes, is adjusted directly to stockholders’ equity. At September 30, 2004, securities held as available-for-sale had a fair market value of $2.04 billion, representing 100.00% of total investment securities, with an amortized cost of $2.01 billion. At September 30, 2004, the net unrealized holding gains on securities available-for-sale was $26.7 million and that resulted in accumulated other comprehensive loss of $15.5 million (net of $11.2 million in deferred taxes benefits). At December 31, 2003, we reported net unrealized gains on investment securities available-for-sale of $29.8 million and accumulated other comprehensive income of $17.3 million (net of deferred taxes of $12.5 million).

        Table 3 sets forth investment securities at September 30, 2004 and December 31, 2003.

Table 3 - Composition of Investment Securities (dollars in thousands)
	September 30, 2004				December 31, 2003
	Amortized Cost	Market Value	Net Unrealized Gain/(Loss)	Total Percent	Amortized Cost	Market Value	Net Unrealizd Gain/(Loss)	Total Percent
Investment Securities Available-for-Sale:
U.S. Treasury securities	$497	$497	$--	0.02%	$500	$503	$3	0.03%
Mortgage-backed securities	1,291,350	1,295,485	4,135	63.55%	1,175,461	1,176,512	1,051	63.05%
CMO's / REMIC's	367,775	369,061	1,286	18.11%	291,474	293,771	2,297	15.75%
Government agency securities	28,971	28,857	(114)	1.42%	36,565	36,941	376	1.98%
Municipal bonds	264,156	287,745	23,589	14.12%	267,667	296,383	28,716	15.89%
FHLMC preferred stock	58,340	56,105	(2,235)	2.75%	63,750	61,100	(2,650)	3.27%
Other securities	572	572	--	0.03%	572	572	--	0.03%

Total Investment Securities	$2,011,661	$2,038,322	$26,661	100.00%	$1,835,989	$1,865,782	$29,793	100.00%

        The weighted-average yield (TE) on the investment portfolio at September 30, 2004 was 4.35% with a weighted-average life of 3.4 years. This compares to a yield of 4.31% at December 31, 2003 with a weighted-average life of 3.2 years and a yield of 4.33% at September 30, 2003 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

        Approximately 91.14% of the portfolio represents securities issued by the U.S government or U.S. government agencies, which guarantee payment of principal and interest.

        The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of September 30, 2004.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale as of September 30, 2004:
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Mortgage-backed securities	$228,083	$1,289	$444	$6,310	$228,527	$7,599
CMO/REMICs	7,824	11	13,171	74	20,995	85
Municipal bonds	4,843	5	7,021	158	11,864	163
Government agency securities	17,839	146	--	--	17,839	146
FHLMC Preferred Stock	56,105	2,235	--	--	56,105	2,235

	$314,694	$3,686	$20,636	$6,542	$335,330	$10,228

        The table above shows our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security is written down to its fair value as a new cost basis and the write down accounted for as a realized loss. As reported elsewhere, we recorded a write-down of $6.3 million in the first quarter of 2004.

        Despite the unrealized loss position of these securities, we have concluded, as of September 30, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

        At September 30, 2004 and 2003, investment securities having an amortized cost of approximately $1.74 billion and $1.25 million, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

        At September 30, 2004, we reported total loans, net of deferred loan fees, of $2.01 billion. This represents an increase of $249.9 million, or 14.20%, over total loans, net of deferred loan fees, of $1.76 billion at December 31, 2003. Total loans, net of deferred loan fees, comprise 49.28% of our total earning assets.

Table 4 - Distribution of Loan Portfolio by Type (dollar amount in thousands)
	September 30, 2004		December 31, 2003
Commercial and Industrial	$930,639	46.0%	$884,870	50.1%
Real Estate:
Construction	214,693	10.6%	156,287	8.8%
Mortgage	536,630	26.5%	388,626	22.1%
Consumer, net of unearned discount	69,854	3.5%	44,645	2.5%
Municipal lease finance receivables	62,375	3.1%	37,866	2.1%
Agribusiness	210,488	10.3%	255,039	14.4%

Gross Loans	2,024,679	100.0%	1,767,333	100.0%
Less:
Allowance for credit losses	(23,068)		(21,282)
Deferred net loan fees	(14,804)		(7,392)

Net Loans	$1,986,807		$1,738,659

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

Non-performing Assets

        As set forth in Table 5, non-performing assets were $689,000 at September 30, 2004, an increase of $141,000, or 25.73%, from $548,000 at December 31, 2003. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. $689,000 of these non-performing assets were included in impaired loans at September 30, 2004. This represents an increase of $117,000, or 20.54%, compared to loans classified as impaired of $572,000 at December 31, 2003.

TABLE 5 - Non-performing Assets (dollar amount in thousands)
	September 30, 2004	December 31, 2003
Non-accrual loans	$689	$548
Loans past due 90 days or more
and still accruing interest	--	--
Restructured loans	--	--
Other real estate owned (OREO), net	--	--

Total non-performing assets	$689	$548

Percentage of non-performing assets
to total loans outstanding and OREO	0.03%	0.03%
Percentage of non-performing
assets to total assets	0.02%	0.01%

        Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

        Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of September 30, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

        At September 30, 2004 and December 31, 2003, the Company held no properties as other real estate owned.

Bank Owned Life Insurance

        The Company has Bank Owned Life Insurance (“BOLI”) with a cash surrender value of $66.8 million as of September 30, 2004. We acquired $16.2 million of this through acquisitions. In addition, we purchased $50.0 million in the first quarter of 2004 as single premium insurance and accrued $641,000 cash surrender value as of September 30, 2004. The proceeds from these policies are used to help offset employee benefits costs.

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

        At September 30, 2004, total deposits were $2.87 billion, representing an increase of $207.4 million, or 7.80%, from total deposits of $2.66 billion at December 31, 2003. Average total deposits for the first nine months of 2004 were $2.73 billion. This represented an increase of $357.9 million, or 15.09%, from average total deposits of $2.37 billion for the nine months ended September 30, 2003. The comparison of average balances for the first nine months of 2004 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	September 30, 2004		December 31, 2003
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,303,410	45.5%	$1,142,330	42.9%
Interest bearing deposits
Savings Deposits	1,070,845	37.3%	960,023	36.1%
Time deposits	493,682	17.2%	558,157	21.0%

Total deposits	$2,867,937	100.0%	$2,660,510	100.0%

        The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.30 billion at September 30, 2004, representing an increase of $161.1 million, or 14.10%, from total demand deposits of $1.14 billion at December 31, 2003. Average demand deposits for the first nine months of 2004 were $1.18 billion, an increase of $244.2 million, or 26.00%, from average demand deposits of $939.7 million for the first nine months of 2003. Non-interest-bearing demand deposits represented 45.45% of total deposits as of September 30, 2004 and 42.94% of total deposits as of December 31, 2003.

        Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.07 billion at September 30, 2004, representing an increase of $110.8 million, or 11.54%, from savings deposits of $960.0 million at December 31, 2003.

        Time deposits totaled $493.7 million at September 30, 2004 of which $31.5 million were brokered. This represented a decrease of $64.5 million, or 11.55%, over total time deposits of $558.2 million at December 31, 2003.

Other Borrowed Funds

        We require funds to achieve the desired growth in earning assets and to fully utilize our capital. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). The next source of fund is interest-bearing deposits. Finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 27.77% as of September 30, 2004, as compared to 21.65% as of December 31, 2003.

        During 2004 and 2003, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $312.2 million and $405.5 million under these agreements at September 30, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 2.01% and 1.73% at September 30, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

        We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $730.0 million and $381.0 million under these agreements at September 30, 2004 and December 31, 2003, respectively. The weighted average annual interest rate was 3.03% and 3.37% at September 30, 2004 and December 31, 2003, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

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

        We have entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. On September 30, 2004 and December 31, 2003 the amounts held by the Bank in the TT&L Note Option Program were $5.1 million and $3.8 million, collateralized by securities, respectively. The amounts are payable on demand. We borrow these funds at a variable rate of 25 basis points less than the average weekly federal funds rate.

        At September 30, 2004, borrowed funds totaled $1.04 billion, representing an increase of $255.7 million, or 32.51%, from total borrowed funds of $786.5 million at December 31, 2003.

Aggregate Contractual Obligations

        The following table summarizes our aggregate contractual obligations as of September 30, 2004:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Deposits	$2,867,937	$2,841,471	$25,228	$1,010	$228
FHLB and Other Borrowings	1,047,253	317,253	630,000	--	100,000
Junior Subordinated Debentures	82,476	--	--	--	82,476
Deferred Compensation	7,676	874	2,349	1,552	2,901
Operating Leases	17,039	5,768	4,200	2,816	4,255

Total	$4,022,381	$3,165,366	$661,777	$5,378	$189,860

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

Off-Balance Sheet Arrangements

        At September 30, 2004, we had commitments to extend credit of approximately $805.2 million and obligations under letters of credit of $69.5 million and available lines of credit totaling $539.5 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

        The following table summarizes the off-balance sheet arrangements at September 30, 2004:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Available lines of credit	$539,545	$539,545	$--	$--	$--
Commitment to extend credit	805,233	398,232	36,177	59,185	311,639
Obligations under letters of credit	69,489	43,464	17,602	8,423	--

Total	$1,414,267	$981,241	$53,779	$67,608	$311,639

Liquidity and Cash Flow

        Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2004, the Bank’s loan to deposit ratio averaged 68.10%, compared to an average ratio of 62.38% for the same period in 2003.

        CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2004, approximately $72.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

        For the Bank, sources of funds normally include principal and interest payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, increased loan balances, purchases, and other operating expenses.

        Net cash provided by operating activities totaled $61.7 million for the first nine months of 2004, compared to $48.2 million for the same period last year. The increase was primarily the result of the interest received, and a reduction in cash paid to suppliers and employees.

        Net cash used in investing activities totaled $502.6 million for the first nine months of 2004, compared to $560.5 million used by investing activities for the same period in 2003. The decrease was primarily the result of a decrease in the purchase of investment securities and an increase in loans, offset by the proceeds of repayment of investment securities.

        Funds provided by financing activities totaled $445.0 million for the first nine months of 2004, compared to funds provided by financing activities of $459.3 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of decrease in short-term borrowings during the period.

        At September 30, 2004, cash and cash equivalents totaled $116.1 million. This represented an increase of $9.9 million, or 7.85%, from a total of $126.0 million at September 30, 2003.

Capital Resources

        Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

        The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2004, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

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

        The Company’s equity capital was $310.1 million at September 30, 2004. This represented an increase of $23.4 million, or 8.15% over equity capital of $286.7 million at December 31, 2003. The Company’s 2003 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

        Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2004, and December 31, 2003.

Table 6 - Regulatory Capital Ratios
	Required Minimum	September 30, 2004		December 31, 2003
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.44%	11.87%	13.23%	13.19%
Total	8.00%	13.33%	12.75%	14.49%	14.15%
Leverage ratio	4.00%	8.13%	7.75%	8.63%	8.57%

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

        In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to, the following conditions that existed as of the balance sheet date:

--	existing general economic and business conditions affecting the key lending areas of the Company,

--	existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

--	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

--	collateral values,

--	loan volumes and concentrations,

--	loan volumes and concentrations,

--	seasoning of the loan portfolio,

--	specific industry conditions within portfolio segments,

--	recent loss experience in particular segments of the portfolio, — duration of the current business cycle,

--	duration of the current business cycle,

--	bank regulatory examination results and

--	findings of the Company’s internal credit examiners.

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

        We maintain an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first nine months of 2004 and 2003. The determination of the provision for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for an allowance for credit losses to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. In our judgment the allowance for credit losses at its current level is adequate, therefore, no additional provision was provided.

        At September 30, 2004, we reported an allowance for credit losses of $23.1 million. This represented an increase of $1.8 million, or 8.39%, from the allowance for credit losses of $21.3 million at December 31, 2003. The increase is due to recoveries exceeding charge-offs for the third quarter of 2004.

        At September 30, 2004, we had loans classified as impaired totaling $930,000. This represents an increase of $358,000, or 62.61%, compared to loans classified as impaired of $572,000 at December 31, 2003. Impaired loans measured, as a percent of gross loans equaled 0.05% and 0.03%, at September 30, 2004 and December 31, 2003 respectively.

        Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, impaired loans, and restructured loans, totaled $689,000 at September 30, 2004. This represented an increase of $137,000, or 25.00%, from non-performing loans of $548,000 at December 31, 2003. Non-performing loans measured as a percent of gross loans, equaled 0.03% and 0.03%, at September 30, 2004 and December 31, 2003, respectively. Nonaccrual loans increased $137,000, or 25.00%, to $689,000 at September 30, 2004, from $548,000 at December 31, 2003.

TABLE 7 - Summary of Credit Loss Experience
	Nine-months ended September 30,
	2004	2003
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,009,875	$1,629,775

Average Total Loans Outstanding (1)	$1,859,140	$1,479,676

Allowance for Credit Losses:
Beginning of Period	$21,282	$21,666
Acquisition of Kaweah National Bank	--	2,770
Loans Charged-Off:
Real Estate Loans	348	243
Commercial and Industrial	548	1,344
Consumer Loans	237	86

Total Loans Charged-Off	1,133	1,673

Recoveries:
Real Estate Loans	662	244
Commercial and Industrial	2,128	703
Consumer Loans	129	77

Total Loans Recovered	2,919	1,024
Net Loans Charged-Off (Recovered)	(1,786)	649

Provision Charged to Operating Expense	--	--

Allowance for Credit Losses at End of period	$23,068	$23,787

(1) Net of deferred loan fees
Net Loans Charged-Off (Recovered) to Average Total Loans	-0.10%	0.04%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.09%	0.04%
Allowance for Credit Losses to Average Total Loans	1.24%	1.61%
Allowance for Credit Losses to Total Loans at End of Period	1.15%	1.46%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-7.74%	2.73%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	--	--

        While we believe that the allowance at September 30, 2004, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

        Approximately $1.66 billion, or 81.66%, of the total investment portfolio at September 30, 2004 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

        The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2004:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	( 2.55% )
- 200 basis points	( 1.64% )

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

        As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company known as the Financial Review and Disclosure Committee. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

        During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. There are no repurchase transactions during the three months ended September 30, 2004. As of September 30, 2004, 1,451,196 shares are available to be repurchased in the future under this repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. EXHIBITS

Exhibits
          Exhibit 31.1 Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.1 Agreement and Plan of Reorganization by and among CVB Financial Corp.,
Citizens Business Bank and Granite State Bank, dated as of October 21, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP. (Registrant)
Date: November 5, 2004	/s/ Edward J. Biebrich Jr. Edward J. Biebrich Jr Chief Financial Officer