Form 10-K
period 2004-12-31
CVB FINANCIAL CORP
filed 2005-03-14
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $811,098,238.
      Number of shares of common stock of the registrant outstanding as of March 11, 2005: 61,511,192.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2004	Part III of Form 10-K

CVB FINANCIAL CORP.
2004 ANNUAL REPORT ON FORM 10-K

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
Recent Developments
      On February 25, 2005, we completed our acquisition of Granite State Bank. As a result of the acquisition, we have added 2 additional Business Financial Centers in Los Angeles County. At December 31, 2004, Granite State Bank had $108.1 million in assets, $63.9 million in net loans and $97.3 million in deposits. To complete the acquisition, we paid $13.3 million in cash and issued 708,554 shares of CVB Stock to the former Granite shareholders.
CVB Financial Corp.
      CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. CVB has other subsidiaries: Community Trust Deed Services (“Community”); CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. CVB is also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to raise capital for the Company. The Bank has one operating subsidiary, Golden West Enterprises, Inc, which engages in automobile and equipment leasing, and brokers mortgage loans.
      CVB’s principal business is to serve as a holding company for the Bank, Community, and for other banking or banking related subsidiaries which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2004, the Company had $4.51 billion in total consolidated assets, $2.12 billion in net loans and $2.88 billion in deposits.
      The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.
Citizens Business Bank
      The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2004, the Bank had $4.50 billion in assets, $2.12 billion in net loans and $2.89 billion in deposits.
      As of December 31, 2004, we had 37 Business Financial Centers located in the Inland Empire, San Gabriel Valley, Orange County, Los Angeles County, Fresno County, Tulare County, and Kern County areas of California. Of the 37 offices, we opened eleven as de novo branches and acquired the other twenty-six in acquisition transactions. We have added 5 offices in 2003; no offices were added in 2004. With the close of our acquisition of Granite State Bank which occurred on February 25, 2005, we will add two additional Business Financial Centers in Los Angeles County. See “Subsequent Event” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      We provide a full complement of lending products, including commercial, agribusiness, consumer, real estate loans and equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide lease financing for municipal governments. Financing products for consumers include automobile leasing and financing, lines of credit, and home improvement and home equity lines of credit. Real estate loans include mortgage and construction loans.
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
Golden West Enterprises, Inc.
      The Bank owns 100% of the voting stock of Golden West Enterprises, Inc., which is located in Costa Mesa, California. Golden West Enterprises, Inc. provides automobile and equipment leasing, and brokers mortgage loans. As of December 31, 2004, Golden West Enterprises, Inc. had $52.8 million in lease receivables.
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
Employees
      At December 31, 2004, we employed 674 persons, 472 on a full-time and 202 on a part-time basis. We believe that our employee relations are satisfactory.

Competition
      The banking and financial services industry is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do.
Economic Conditions, Government Policies, Legislation, and Regulation
      Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, monetary and fiscal policy as described below, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.
      Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.
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

CVB
      As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require. Recent changes to the bank holding company rating system emphasize risk management and evaluation of the potential impact of non-depository entities on safety and soundness.
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
      It is the policy of the FRB that each bank holding company serves as a source of financial and managerial strength to our subsidiary bank and may not conduct operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.
      We are also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, CVB and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).
      Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.
     The Bank
      As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”), as well as certain regulations promulgated by the FRB. If, as a result of an examination of the bank, the FDIC or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the Bank’s charter.

      The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.
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
     The Sarbanes-Oxley Act of 2002
      The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;

•	required executive certification of financial presentations;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	increased requirements for board audit committees and their members;

•	enhanced controls on, and reporting of, insider trading; and

•	statutory separations between investment bankers and analysts.
      The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs. To date, these costs, including allocated time of our associates that were performing other tasks, is approximately $0.01 per share before taxes.

USA Patriot Act of 2001
      The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.
We have implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Merchant Banking Restrictions
      We have determined that it is not beneficial at this time for us to become a financial holding company and enter into merchant banking activities, though we could do so in the future.

Consumer Protection Laws and Regulations
      The Bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
      The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of February 19, 2002, the Bank was rated “satisfactory.”
      The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.
      The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.
      The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

      The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.
      The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.
      The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
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
      Finally, the Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

      These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.
      In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2004, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates. As a California charted bank, we are required to follow these more restrictive standards.

Interagency Guidance on Response Programs to Protect Against Identity Theft
      On August 12, 2004, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

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

Dividends and Other Transfers of Funds
      Dividends from the Bank constitute the principal source of income to CVB. CVB is a legal entity separate and distinct from the Bank. A FRB policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action and Other Enforcement Mechanisms” below.
      The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to CVB. Under such restrictions, the amount available for payment of dividends to CVB by the Bank totaled $75.0 million at December 31, 2004. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Extension of Credit to Insiders and Transactions with Affiliates
      The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

      Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.
      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CVB and other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CVB and other affiliates. Such restrictions prevent CVB and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CVB or to or in any other affiliates are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

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
      The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. A bank that does not achieve and maintain the required capital levels may be issued a capital directive, by the FDIC, to ensure the maintenance of required capital levels.
      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2004:

	As of December 31, 2004

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$362,804	8.3%	$174,845	4.0%	$187,959	4.3%
Tier 1 risk-based ratio	362,804	12.6%	115,359	4.0%	247,445	8.6%
Total risk-based ratio	387,031	13.4%	230,718	8.0%	156,313	5.4%
      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2004:

	As of December 31, 2004

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$341,433	7.8%	$174,423	4.0%	$167,010	3.8%
Tier 1 risk-based ratio	341,433	11.9%	114,864	4.0%	226,569	7.9%
Total risk-based ratio	365,660	12.7%	229,793	8.0%	135,867	4.7%
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
      On March 2, 2005, the FRB adopted a final rule that retains trust preferred securities in the tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. Internationally active bank holding companies would generally be expected to limit trust preferred securities and certain other capital elements to 15 percent of tier 1 capital elements, net of goodwill less any associated deferred tax liability. In the last five years before maturity, the outstanding amount must be excluded from tier 1 capital and included in tier 2 capital. We are currently evaluating this new regulation, but do not expect this rule to have a materially adverse effect on our capital positions.

Prompt Corrective Action and Other Enforcement Mechanisms
      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, both the Bank and CVB exceeded the required ratios for classification as “well capitalized.”
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

Premiums for Deposit Insurance
      Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
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
      The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Company’s subsidiary depository institutions could have a material adverse effect on the Company’s earnings.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2005 at approximately $1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Interstate Banking and Branching
      Banks have the ability, subject to certain State restrictions, to acquire by acquisition or merger branches outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Federal Home Loan Bank System
      The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we are required to own capital stock in the FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.
      At December 31, 2004, we were in compliance with the stock requirements.

Federal Reserve System
      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, we were in compliance with these requirements.

Non-bank Subsidiaries
      The Company’s non-bank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies. Other non-bank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.
Risk Factors That May Affect Future Results
      In addition to other information contained in this report, the following discusses certain factors which may adversely affect our business’ financial results and operations and should be considered in evaluating the Company.
      Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. Our operations are located in San Bernardino County, Riverside County, Orange County, Fresno County, Tulare County, Kern County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in economic conditions or a natural or manmade disaster in our market area or in California generally could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations.
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
Available Information
      Reports filed with the Securities and Exchange Commission (the “Commission”) including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the public reference facilities of the Commission on file at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after the Company files such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Item 2.	Properties
      The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California, which is owned by the Company. The office of Community is located at 125 East “H” Street, Colton, California, which is leased through our Colton Business Financial center, which is owned by the Bank. The office of Golden West Enterprises, Inc. is located at 3130 Harbor Boulevard, Costa Mesa, California, which is leased from an unaffiliated third party with a lease term of three years and can exercise an option that could extend the lease through 2010.

      At December 31, 2004, the Bank occupied the premises for twenty-nine of its offices under leases expiring at various dates from 2004 through 2015, at which time we can exercise options that could extend certain leases through 2027. We own the premises for nine of our offices, including our data center. With the addition of the two offices from the acquisition of Granite State Bank, we will have thirty offices under lease and ten offices that we own.

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
      In early 2004, we suffered a break-in at one of our business financial centers. The break-in resulted in a loss to our customers of items located in their safe deposit boxes. We had been compensating our customers for their losses with the acknowledgement of our insurance company that they were not confirming or denying coverage to us under our insurance policies. In early fall, the insurance company ceased approving claims. Over the last quarter of 2004, it became apparent to us that the insurance company would deny coverage of our claims. Therefore, we decided to reserve $2.2 million as an estimate of the claims yet to be paid. We are currently determining what legal action to take against the insurance company.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to shareholders during the fourth quarter of 2004.

Item 4(a).	Executive Officers of the Registrant
      As of March 11, 2005, the executive officers of the Company and the Bank are:

Name	Position	Age

D. Linn Wiley	President and Chief Executive Officer of the Company and the Bank	66
Frank Basirico	Executive Vice President/Credit Management Division of the Bank	50
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	61
Jay W. Coleman	Executive Vice President/Sales and Service Division of the Bank	62
Edwin Pomplun	Executive Vice President/Wealth Management Division of the Bank	58
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

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “CVBF.” The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The share prices for all periods have been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2004, which became effective December 29, 2004, to the ten percent stock dividend declared in December 2003, which became effective January 2, 2004, and the 5-for-4 stock split declared in December 2002, which became effective January  3, 2003. Cash dividends per share are not adjusted for these stock dividends and splits. The Company had approximately 1,700 shareholders of record as of January 5, 2005.
Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2003	$18.49	$14.09	$0.12 Cash Dividend
6/30/2003	$16.07	$14.07	$0.12 Cash Dividend
9/30/2003	$15.69	$13.35	$0.12 Cash Dividend
12/31/2003	$15.87	$13.94	$0.12 Cash Dividend 10% Stock Dividend
3/31/2004	$17.04	$15.13	$0.12 Cash Dividend
6/30/2004	$17.56	$15.72	$0.12 Cash Dividend
9/30/2004	$18.70	$16.16	$0.13 Cash Dividend
12/31/2004	$22.34	$17.80	$0.11 Cash Dividend 5-for-4 Stock Split
      For information on the ability of the Bank to pay dividends and make loans to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk”.
      In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (without adjustment for stock dividends and splits) of our common stock. During 2004, 2003 and 2002, we repurchased 99,504, 349,300, and 100,000 shares of common stock under this repurchase plan, for the total price of $2.0 million, $7.1 million, and $2.1 million respectively. As of December 31, 2004, 1,451,196 shares are available to be repurchased in the future under this repurchase plan. There were no repurchases made during any month of the fourth quarter of 2004.

Item 6.	Selected Financial Data
      The following table reflects selected financial information at and for the five years ended December 31, 2004.

	At December 31,

	2004	2003	2002	2001	2000

	(Amounts and numbers in thousands except per share amounts)
Net Interest Income	$151,185	$129,293	$113,884	$103,071	$94,129
Provision for Credit Losses	—	—	—	1,750	2,800
Other Operating Income	27,907	29,989	29,018	22,192	19,023
Other Operating Expenses	89,722	77,794	66,056	60,155	56,367

Earnings Before Income Taxes	89,370	81,488	76,846	63,358	53,985
Income Taxes	27,884	28,656	27,101	23,300	19,302

NET EARNINGS	$61,486	$52,832	$49,745	$40,058	$34,683

Basic Earnings Per Common Share(1)	$1.02	$0.88	$0.83	$0.67	$0.59

Diluted Earnings Per Common Share(1)	$1.00	$0.86	$0.81	$0.66	$0.57

Cash Dividends Declared Per Common Share	$0.48	$0.48	$0.54	$0.56	$0.45

Cash Dividends paid	23,821	21,638	20,800	15,585	12,390
Dividend Pay-Out Ratio(3)	38.74%	40.96%	41.81%	38.91%	35.72%
Financial Position:
Assets	$4,511,011	$3,854,349	$3,123,411	$2,514,102	$2,307,996
Net Loans	2,117,580	1,738,659	1,424,343	1,167,071	1,032,341
Deposits	2,875,039	2,660,510	2,309,964	1,876,959	1,595,030
Long-Term Borrowings	830,000	381,000	272,000	325,000	25,000
Junior Subordinated debentures	82,746	82,476	—	—	—
Stockholders’ Equity	317,483	286,721	259,821	220,748	188,630
Book Value Per Share(1)	5.23	4.75	4.34	3.70	3.15
Equity-to-Assets Ratio(2)	7.04%	7.44%	8.32%	8.78%	8.17%
Financial Performance:
Return on:
Beginning Equity	21.44%	20.33%	22.53%	21.24%	24.64%
Average Equity	20.33%	19.17%	20.45%	19.17%	21.96%
Average Assets	1.47%	1.54%	1.83%	1.72%	1.67%
Credit Quality:
Allowance for Credit Losses	$22,494	$21,282	$21,666	$20,469	$19,152
Allowance/ Total Loans	1.05%	1.21%	1.50%	1.72%	1.82%
Total Non Performing Loans	$2	$548	$824	$1,578	$966
Non Performing Loans/ Total Loans	0.00%	0.03%	0.06%	0.13%	0.09%
Allowance/ Non Performing Loans	1,124,698%	3,884%	2,629%	1,297%	1,983%
Net (Recoveries)/ Charge-offs	$(1,212)	$1,418	$1,128	$433	$409
Net (Recoveries)/ Charge-Offs/ Average Loans	-0.06%	0.09%	0.09%	0.04%	0.04%
Regulatory Capital Ratios For the Company:
Leverage Ratio	8.3%	8.6%	7.6%	8.6%	8.5%
Tier 1 Capital	12.6%	13.2%	10.2%	12.0%	13.2%
Total Capital	13.4%	14.5%	11.2%	13.2%	14.4%
For the Bank:
Leverage Ratio	7.8%	8.6%	7.6%	8.6%	8.5%
Tier 1 Capital	11.9%	13.2%	10.2%	12.0%	13.2%
Total Capital	12.7%	14.2%	11.3%	13.2%	14.5%

(1)	All earnings per share information has been retroactively adjusted to reflect the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003, the 5-for-4 stock split declared December 19, 2001, which became effective January 4, 2002, and the 10% stock dividend declared December 20, 2000, as to holders of record on January 5, 2001 and paid January 26, 2001. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends divided by net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations
GENERAL
      Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.
OVERVIEW
      We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two other active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by the Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses Fresno (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
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
      Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we are still subject to any changes in the economy in our market area. Although we do not provide mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at December 31, 2004 reflects that growth from December 31, 2003.
      Over the past few years, we have been active in acquisitions. Since 1999, we have acquired three banks and a leasing company, and we have opened three de novo branches; Glendale, Bakersfield and Fresno. In 2001 we implemented our “Central Valley Initiative” which is intended to grow our presence in the southern Central Valley of California. This area has a large agribusiness economy and fits in well with the agribusiness lending we already have in the Bank. This portion of the state is the largest agricultural area in the nation. We began this initiative in December of 2001 with the opening of our Bakersfield Business Financial Center. We added another de novo branch in Fresno in the second quarter of 2003. Our acquisition of Kaweah National Bank in September 2003 with branches in Visalia, Tulare, Porterville and McFarland further complimented the initiative.

      Since 1999, we have also opened three de novo branches. While we continue to evaluate acquisitions, we intend to focus on organic growth. The year 2004 was a year of organic growth since we made no acquisitions. Our assets grew $656.7 million or 17.04% to $4.51 billion from December 31, 2003 to December 31, 2004. Net loans grew $378.9 million or 21.79% to $2.12 billion and deposits grew $214.5 million or 8.06% to $2.88 billion during the same period.
      Our growth in loans and investments during 2004 compared with 2003 has allowed our interest income to grow in 2004 as compared to the same period in the preceding year even though there was a decline in the interest rate environment between these periods. We did increase our borrowings from the FHLB in 2004 to assist in the growth of investments and the related interest income on these investments. The result of the increase in loan, investment and deposit balances and overall decline in interest rates resulted in an increase of net interest income to $151.2 million in 2004 from $129.3 million in 2003. However, the decline in interest rates reduced the net interest margin — tax equivalent to 3.99% from 4.18% in 2003. The Bank has always had a base of interest free deposits because we specialize in businesses and professionals as deposit customers. This has allowed us to have a low cost of deposits, currently at 0.56% for 2004.
      In 2004 and 2003, we restructured a portion of our investment portfolio in anticipation of a rising interest rate environment. This restructuring had the effect of shortening the duration of the portfolio and we realized security gains of $5.2 million in 2004 and $4.2 million in 2003. The purpose of the restructuring was to sell those securities which would not perform well in a rising rate environment. The shortening in the duration of the portfolio will allow for an increase in cash flow or liquidity so that the reinvestment of the cash flow will occur at higher rates.
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
      In the third quarter of 2004, we sold a building that housed the Business Financial Center and our Wealth Management Group. We are leasing this space back from the purchaser of the building. We had a gain of $1.9 million from this transaction. Under accounting principles, we could only recognize the gain on that portion of the building that we previously leased to third parties in current year income. This resulted in gain recognition of $490,000 in 2004. The remaining portion of the gain, $1.5 million, is being amortized over the lives of the leases we have for the Business Financial Center and the Wealth Management Group.
      During the fourth quarter 2004, we acquired a new building for our data center. We out-grew our old data center, which we also owned. We are in the process of improving the facility and will move to the new location in the second quarter of 2005. Subsequent to that move, we intend to sell our old data center property.
      Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2004, was $7.9 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”
      Our net income increased to $61.5 million in 2004 compared with $52.8 million in 2003, an increase of $8.7 million or 16.38%. Diluted earnings per share, when restated for the five-for-four stock split declared in December 2004, increased $.14 from $0.86 in 2003 to $1.00 in 2004.
      On October 21, 2004, the Company signed an agreement to acquire Granite State Bank, with deposits of approximately $101.9 million and net loans of approximately $63.9 million. The transaction was completed on February 25, 2005. The purchase price was approximately $27.0 million including costs associated with the cancellation of stock options. In connection with the acquisition, we issued 708,554 shares of our common stock and paid $13.3 million in cash.

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
      We classify securities as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale and held-to-maturity securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
      Income Taxes: We account for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recoverable.

      Goodwill and Intangible Assets: We have acquired entire banks and branches of banks. Those acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. We record the assets acquired and liabilities assumed at their fair value. These fair values are arrived at by use of internal and external valuation techniques. The excess purchase price is allocated to assets and liabilities respectively, resulting in identified intangibles. The identified intangibles are amortized over the estimated lives of the assets or liabilities. Any excess purchase price after this allocation results in goodwill. Goodwill is tested on an annual basis for impairment.
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
      We reported net earnings of $61.5 million for the year ended December 31, 2004. This represented an increase of $8.7 million, or 16.38%, over net earnings of $52.8 million for the year ended December 31, 2003. Net earnings for 2003 increased $3.1 million to $52.8 million, or 6.21%, over net earnings of $49.7 million for the year ended December 31, 2002. Diluted earnings per share were $1.00 in 2004, $0.86 in 2003, and $0.81 in 2002. Basic earnings per share were $1.02 in 2004, $0.88 in 2003, and $0.83 in 2002. Diluted and basic earnings per share have been adjusted for the effects of a 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, a 10% stock dividend declared December 17, 2003 and paid in January 2004, and a 5-for-4 stock split declared December 18, 2002, which became effective January  3, 2003.
      The increase in net earnings for 2004 compared to 2003 was the result of an increase in net interest income offset by an increase in other operating expenses and decrease in other operating income. The decrease in other operating income was due in part to the $6.3 million write down for other than temporary impairment on securities and a reserve of $2.2 million established in connection with a robbery loss. The increase in net earnings for 2003 compared to 2002 was the result of an increase in net interest income and in other operating income. This increase was also partially offset by the increase in other operating expenses. Increased net interest income for 2004, 2003 and 2002 reflected higher volumes of average earning assets for each year due to internal and external growth in our business.
      For 2004, our return on average assets was 1.47%, compared to 1.54% for 2003, and 1.83% for 2002. Our return on average stockholders’ equity was 20.33% for 2004, compared to a return of 19.17% for 2003, and 20.45% for 2002.
      Net earnings, excluding the impact of gains or losses on sale of investment securities, gain on sale of real estate, other-than-temporary impairment write down, and the estimated robbery loss, totaled $63.5 million for 2004. This represented an increase of $12.1 million, or 23.61%, compared to net earnings, excluding the impact of gains or losses on sale of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, of $51.4 million for 2003. This represented an increase $4.8 million, or 10.31%, from net earnings, excluding the impact of gains or losses on sale of investment securities, of $46.6 million for 2002.
      The following table reconciles the differences in net earnings with and without the net gains on sales of investment securities, net gain on sale of real estate, other-than-temporary impairment write down, the estimated robbery loss, the prepayment penalty, and the reversed excess legal fee accrual (there is no provision for credit and OREO losses recorded in 2004, 2003, and 2002) in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation For the Twelve Months Ended December 31,

	2004			2003			2002

	Before			Before			Before
	Income	Income	Net	Income	Income	Net	Income	Income	Net
	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings

	(Amounts in thousands)
Net Earnings excluding net gain on sale of securities, net gain on sale of real estate, other-than-temporary impairment write down, estimated robbery loss, the prepayment penalty, and reversed excess legal accrual	$92,301	$28,798	$63,503	$79,234	$27,861	$51,373	$71,949	$25,378	$46,571
Net gain on sale of securities	5,219	1,628	3,591	4,210	1,486	2,724	4,897	1,723	3,174
Net gain on sale of real estate	419	131	288	—	—	—	—	—	—
Other-than-temporary impairment write down	(6,300)	(1,966)	(4,334)	—	—	—	—	—	—
Estimated robbery loss	(2,269)	(707)	(1,562)	—	—	—	—	—	—
Prepayment penalty for FHLB advance	—	—	—	(5,256)	(1,855)	(3,401)	—	—	—
Reversed excess legal fee accrual	—	—	—	3,300	1,164	2,136	—	—	—

Net Earnings as reported	$89,370	$27,884	$61,486	$81,488	$28,656	$52,832	$76,846	$27,101	$49,745

      We have presented net earnings with and without the net gains on sales of investment securities, net gain on sale of real estate, other-than-temporary impairment write down, the estimated robbery loss, the prepayment penalty, and the reversed excess legal fee accrual to show shareholders the earnings from our banking operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily determine the operational profit of the Company with respect to its primary business.
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
      Our net interest income totaled $151.2 million for 2004. This represented an increase of $21.9 million, or 16.93%, over net interest income of $129.3 million for 2003. Net interest income for 2003 increased $15.4 million, or 13.53%, over net interest income of $113.9 million for 2002. The increase in net interest income of $21.9 million for 2004 resulted from an increase of $31.4 million in interest income offset by an increase of $9.5 million in interest expense. The increase in interest income of $31.4 million resulted from the

$692.2 million increase in average earning assets, which was offset by the decline in yield on earning assets to 5.17% in 2004 from 5.34% in 2003. The increase of $9.5 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 1.76% in 2004 from 1.74% in 2003, and an increase of $502.0 million in average interest-bearing liabilities. These interest-bearing liabilities are primarily borrowings from the FHLB and correspondent banks.
      The increase in net interest income of $15.4 million for 2003 as compared to 2002 resulted from an increase of $12.0 million in interest income and a $3.4 million reduction in interest expense. This increase in interest income of $12.0 million resulted from the $672.3 million increase in average earning assets, offset by the decline in yield on earning assets to 5.34% in 2003 from 6.24% in 2002.
      Interest income totaled $197.7 million for 2004. This represented an increase of $31.4 million, or 18.85%, compared to total interest income of $166.3 million for 2003. For 2003, total interest income increased $12.0 million, or 7.79%, from total interest income of $154.3 million for 2002. The increase in total interest income was primarily due to an increase in volume of interest earning assets and increases in rates in the second half of 2004, offset by a decline in interest rates during 2003.
      Interest expense totaled $46.5 million for 2004. This represented an increase of $9.5 million, or 25.54%, over total interest expense of $37.1 million for 2003. For 2003, total interest expense decreased $3.4 million, or 8.37%, over total interest expense of $40.4 million for 2002.

      Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;
Interest Rates and Interest Differentials

	2004			2003			2002

	Average		Average	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Amounts in thousands)
Investment Securities
Taxable(1)	$1,677,875	$68,069	4.07%	$1,349,331	$51,205	3.84%	$945,141	$47,097	5.00%
Tax preferenced(2)	339,452	15,087	5.87%	348,845	16,065	6.09%	334,075	16,273	6.44%
Federal Funds Sold	311	3	0.96%	2,436	34	1.40%	31,877	602	1.89%
Loans(3)(4)	1,905,144	114,543	6.01%	1,529,944	99,042	6.47%	1,247,384	90,351	7.24%

Total Earning Assets	3,922,782	197,702	5.17%	3,230,556	166,346	5.34%	2,558,477	154,323	6.24%
Total Non Earning Assets	269,760			209,485			166,022

Total Assets	$4,192,542			$3,440,041			$2,724,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand Deposits	$1,213,884			$975,134			$807,505
Savings Deposits(5)	1,042,447	$7,708	0.74%	900,985	$7,295	0.81%	771,931	$11,798	1.53%
Time Deposits	505,102	7,800	1.54%	559,311	9,028	1.61%	481,859	9,672	2.01%

Total Deposits	2,761,433	15,508	0.56%	2,435,430	16,323	0.67%	2,061,295	21,470	1.04%

Other Borrowings	1,087,534	31,009	2.85%	672,827	20,730	3.08%	384,928	18,969	4.93%

Interest Bearing Liabilities	2,635,083	46,517	1.76%	2,133,123	37,053	1.74%	1,638,718	40,439	2.47%

Total deposits and borrowings	3,848,967			3,108,257			2,446,223
Other Liabilities	41,201			56,221			34,987
Stockholders’ Equity	302,374			275,563			243,289

Total Liabilities and Stockholders’ Equity	$4,192,542			$3,440,041			$2,724,499

Net interest income		$151,185			$129,293			$113,884

Net interest spread — tax equivalent			3.41%			3.60%			3.77%
Net interest margin			3.86%			4.02%			4.46%
Net interest margin — tax equivalent			3.99%			4.18%			4.66%
Net interest margin excluding loan fees			3.58%			3.78%			4.26%
Net interest margin excluding loan fees — tax equivalent			3.71%			3.94%			4.47%

(1)	Includes short-term interest bearing deposits with other institutions

(2)	Non tax equivalent rate for 2004 was 4.44%, 2003 was 4.61% and 2002 was 4.87%

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2004, $7,353; 2003, $7,767; 2002, $4,964

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2004, $2; 2003, $548; 2002, $824

(5)	Includes interest bearing demand and money market accounts
      As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our sources of funds and employ our earning assets. Our tax effected (TE) net interest margin was 3.99% for 2004, compared to 4.18% for 2003, and 4.66% for 2002. The decrease in the net interest margin over the last three years is the result of a number of factors. The most significant of which include changes in the mix of assets and liabilities as follows:

•	Increase in demand deposits (interest free deposits) as a percent of earning assets from 30.2% in 2003 to 30.9% in 2004

•	Decrease in demand deposits (interest free deposits) as a percent of earning assets from 31.6% in 2002 to 30.2% in 2003

•	Increase in interest-bearing liabilities as a percent of earning assets from 66.0% in 2003 to 67.2% in 2004

•	Increase in interest-bearing liabilities as a percent of earning assets from 64.1% in 2002 to 66.0% in 2003

•	Decrease in investment securities as a percent of earning assets from 52.6% in 2003 to 51.4% in 2004

•	Increase in investment securities as a percent of earning assets from 50.0% in 2002 to 52.6% in 2003

•	Increase in borrowings as a percent of earning assets from 20.8% in 2003 to 27.7% in 2004

•	Increase in borrowings as a percent of earning assets from 15.1% in 2002 to 20.8% in 2003

•	Interest expense as a percent of earning assets decreased from 1.6% in 2002 to 1.2% in 2003 and 2004

•	In addition, our net interest margin is impacted by declining interest rates during 2003
      It is difficult to attribute the above changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ. In addition, the general decline in interest rates, until the last half of 2004, had an impact on earnings.
      Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $2.6 billion in 2002, to $3.2 billion in 2003, and to $3.9 billion in 2004. This represents a 21.43% increase in 2004 from 2003 and a 26.51% increase in 2003 from 2002. Net interest income has also been positively affected by the increase in average earning assets as a percent of average total assets to 93.57% in 2004, from 93.91% 2003 and 2002.
      The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.41% for 2004, 3.60% for 2003, and 3.77% for 2002. The decrease in the net interest spread for 2004 as compared to 2003 resulted from a 17 basis point decrease in the yield on earning assets and a 2 basis point increase in the cost of interest-bearing liabilities, thus generating a 19 basis point decrease in the net interest spread. The decrease in the net interest spread for 2003 resulted from a 90 basis point decrease in the yield on earning assets offset by a 73 basis point decrease in the cost of interest-bearing liabilities, thus generating a 17 basis point decrease in the net interest spread.
      The yield (TE) on earning assets decreased to 5.17% for 2004, from 5.34% for 2003, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 51.43% in 2004 from 52.57% in 2003. The yield on loans for 2004 decreased to 6.01% as compared to 6.47% for 2003 as a result of the decreasing interest rate environment and competition for quality loans. The yield on investments for 2004 increased to 4.38% as compared to 4.31% in 2003. The decrease in the yield on earning assets for 2004 was the result of lower yields on loans offset by a slight increase in yield on investments. The yield on loans for 2003 decreased to 6.47% as compared to 7.24% for 2002. The decrease in the yields on loans for 2003 was primarily the result of a decreased interest rate environment partially offset by increased price competition for loans compared to 2002.
      The cost of average interest-bearing liabilities increased to 1.76% for 2004 as compared to 1.74% for 2003, and decreased to 1.74% for 2003 as compared to 2.47% for 2002. These variations reflected a change in the mix of interest-bearing liabilities and a decreasing interest rate environment in 2003 and an increasing rate environment in the last half of 2004. Borrowings as a percent of interest-bearing liabilities increased to 41.27% for 2004 as compared to 31.54% for 2003 and decreased to 31.54% for 2003 as compared to 23.49% for 2002. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2004 decreased to 1.00% as compared to 1.12% for 2003 and decreased to 1.12% as compared to 1.71% for 2002, reflecting the decreasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for 2004 decreased to 2.85% as compared to 3.08% for 2003 and 4.93% for 2002, also reflecting the decreasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW and Money Market Accounts.
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

	2004 Compared to 2003				2003 Compared to 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Amounts in thousands)
Interest Income:
Taxable investment securities	$12,958	$3,117	$789	$16,864	$19,586	$(10,932)	$(4,546)	$4,108
Tax-advantaged securities	(433)	(561)	16	(978)	951	(1,153)	(6)	(208)
Fed funds sold & interest-bearing deposits with other institutions	(30)	(11)	10	(31)	(556)	(158)	146	(568)
Loans	24,289	(7,058)	(1,730)	15,501	20,466	(9,600)	(2,175)	8,691

Total interest on earning assets	36,784	(4,513)	(915)	31,356	40,447	(21,843)	(6,581)	12,023

Interest Expense:
Savings deposits	1,145	(632)	(100)	413	1,972	(5,547)	(928)	(4,503)
Time deposits	(875)	(392)	39	(1,228)	1,555	(1,895)	(304)	(644)
Other borrowings	12,777	(1,545)	(953)	10,279	14,187	(7,109)	(5,317)	1,761

Total interest on interest-bearing liabilities	13,047	(2,569)	(1,014)	9,464	17,714	(14,551)	(6,549)	(3,386)

Net Interest Income	$23,737	$(1,944)	$99	$21,892	$22,733	$(7,292)	$(32)	$15,409

Interest and Fees on Loans
      Our major source of revenue is interest and fees on loans, which totaled $114.5 million for 2004. This represented an increase of $15.5 million, or 15.65%, over interest and fees on loans of $99.0 million for 2003. For 2003, interest and fees on loans increased $8.7 million, or 9.62%, over interest and fees on loans of $90.4 million for 2002. The increase in interest and fees on loans for 2004 and 2003 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans decreased to 6.01% for 2004, compared to 6.47% for 2003 and 7.24% for 2002. Deferred loan origination fees, net of costs, totaled $14.6 million at December 31, 2004. This represented an increase of $7.2 million, or 96.9%, from deferred loan origination fees, net of costs, of $7.4 million at December 31, 2003.
      In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2004, 2003, and 2002. For 2004, our non-performing loans were less than $2,000. The interest that would have been collected was minimal. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2003, and $116,000 greater for 2002. Accordingly, yields on loans would have increased by 0.01% in each of 2003, and 2002.
      Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $7.4 million for 2004, $7.8 million for 2003 and $5.0 million for 2002.
      Table 3 summarizes loan fee activity for the Bank for the years indicated.

	2004	2003	2002

	(Amounts in thousands)
Fees Collected	$14,513	$11,014	$5,727
Fees and costs deferred	(11,224)	(12,736)	(5,444)
Accretion of deferred fees and costs	4,064	9,488	4,682

Total fee income reported	$7,353	$7,766	$4,965

Deferred net loan origination fees at end of year	$14,552	$7,392	$4,144

Interest on Investments
      The second most important component of interest income is interest on investments, which totaled $83.2 million for 2004. This represented an increase of $15.9 million, or 23.62%, over interest on investments of $67.3 million for 2003. For 2003, interest on investments increased $3.9 million, or 6.15%, over interest on investments of $63.4 million for 2002. The increase in interest on investments for 2004 and 2003 reflected increases in the average balance of investments and a slight increase in interest rate in the latter part of 2004. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 4.38% for 2004, compared to 4.31% for 2003 and 5.38% for 2002.
Provision for Credit Losses
      We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during 2004, 2003 and 2002 and we believe the allowance is adequate to absorb known inherent risk in the loan profile. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The net recoveries totaled $1.2 million in 2004, net charge-offs totaled, $1.4 million in 2003 and $1.1 million in 2002. See “Risk Management — Credit Risk” herein.
Other Operating Income
      Other operating income includes income derived from special services offered by the Bank, such as wealth management and trust services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community and other revenues are not included as interest on earning assets.
      Other operating income, including gain on the sale of investment securities and real estate, totaled $28.0 million for 2004. This represents a decrease of $2.1 million, or 6.94%, from other operating income, including gain on the sale of investment securities, of $30.0 million for 2003. During 2003, other operating income, including gain on the sale of investment securities, increased $971,000, or 3.35%, over other operating income, including gain on the sale of investment securities, of $29.0 million for 2002. Other operating income as a percent of net revenues, including gain on the sale of investment securities, (net interest income plus other operating income) was 15.58% for 2004, as compared to 18.83% for 2003, and 20.31% for 2002.
      Other operating income for 2004, without gains on the sale of investment securities and real estate, increased $2.8 million or 10.82%, as compared to 2003. Other operating income for 2003, without gains on the sale of investment securities, increased $1.7 million or 6.87%, as compared to 2002.
      Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.58% for 2004, as compared to 18.83% for 2003 and 20.31% for 2002. Excluding gains and losses on securities, other operating income as a percent of net revenues was 15.89% for 2004, as compared to 16.62% for 2003 and 17.48% for 2002.
      The following table reconciles the differences in other operating income and the percentage of net revenues with and without the net gains on sales of investment securities and real estate in conformity with accounting principles generally accepted in the United States of America:
Other Operating Income Reconciliation For the Twelve Months Ended December 31,

	2004			2003			2002

		Net Gain/			Net Gain/			Net Gain/
		(Loss) on			(Loss) on			(Loss) on
	Without	Securities/	Reported	Without	Securities/	Reported	Without	Securities/	Reported
	Gain/Loss	Real Estate	Earnings	Gain/Loss	Real Estate	Earnings	Gain/Loss	Real Estate	Earnings

	(Amounts in thousands)
Other Operating Income	$28,569	$(662)	$27,907	$25,779	$4,210	$29,989	$24,121	$4,897	$29,018

Net Revenues	$179,754	$(662)	$179,092	$155,072	$4,210	$159,282	$138,005	$4,897	$142,902

Percent of Other Operating Income to Net Revenues	15.89%	100.00%	15.58%	16.62%	100.00%	18.83%	17.48%	100.00%	20.31%
      We have presented other operating income without the realized gains or losses on investment securities and gain on sale of real estate to show shareholders the earnings from operations were unaffected by the impact of the investment securities and real estate gains or losses. We believe this presentation allows the reader to determine our profitability before the impact of sales of investment securities and real estate. We believe the reader will be able to more easily determine the operational profits of the Company.
      Service charges on deposit accounts totaled $13.7 million in 2004. This represented a decrease of $1.4 million, or 9.15% over service charges on deposit accounts of $15.0 million in 2003. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the decrease in service charges on deposit accounts in 2004 was the higher average demand deposit balances that resulted in a higher account earnings allowance, which offsets service charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2003 increased $885,000, or 6.25% over service charges on deposit accounts of $14.2 million in 2002. Service charges on deposit accounts represented 48.96% of other operating income in 2004, as compared to 50.15% in 2003 and 48.78% in 2002.
      Wealth Management consists of Trust Services and Investment Services.
      Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Trust Services generated fees of $4.5 million in 2004 and $3.9 million in 2003. Fees generated by Trust Services in 2003 increased $140,000, or 3.72% over fees generated by Trust Services of $3.8 million in 2002. The increase in fees is due primarily to the impact of the stock market valuation of portfolios under management. Fees generated by Trust Services represented 16.0% of other operating income in 2004, as compared to 13.02% in 2003 and 12.97% in 2002.
      Investment Services, which provides mutual funds, certificates of deposit and other non-insured investment products, generated fees totaling $1.6 million in 2004. This represented an increase of $119,000, or 8.06% over fees generated of $1.5 million in 2003. The increase was due to the low interest rate environment and customers not utilizing non-bank products. Investment Services fees in 2003 decreased $5,000, or 0.34% over fees generated of $1.5 million in 2002. Fees generated by Investment Services represented 5.70% of other operating income in 2004, as compared to 4.91% in 2003 and 5.09% in 2002.
      Bankcard Services, which provides merchant bankcard services, generated fees totaling $1.8 million in 2004. This represented an increase of $364,000, or 25.71% over fees generated of $1.4 million in 2003. Bankcard fees in 2003 increased by $242,000, or 20.64% over fees generated of $1.2 million in 2002. Increases in both years are due to the number of customers using Bankcard services and the emphasis on reducing costs with our outside processors. Fees generated by Bankcard represented 6.38% of other operating income in 2004, as compared to 4.72% in 2003 and 4.05% in 2002.
      Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc., generated fees totaling $7.5 million in 2004. This represented an increase of $3.5 million, or 89.68% over other fees and income generated of $3.9 million in 2003. The increase is primarily due to the increase of volume in international banking fees, accrued cash surrender value on bank-owned life insurance (“BOLI”) and gain on sale of real estate. Other fees and income in 2003 increased by $395,000, or 11.12% over fees generated of $3.6 million in 2002.
      Other fees and income also includes revenue from Community, a subsidiary of the Company. Total revenue from Community was approximately $76,000 in 2004, $124,000 in 2003, and $106,000 in 2002.
      Other-Than-Temporary Impairment write down of $6.3 million was due to two issues of Federal Home Loan Mortgage Corporation preferred stock. This stock fluctuates in value due to the variable interest rate on the preferred stock dividend, which is tied to LIBOR. This is similar in structure to a bond. However, because it has no maturity and the unrealized loss lasted for more than twelve months, we were required to write the two issues down to market value.
      The sale of securities generated income totaling $5.2 million in 2004, $4.2 million in 2003, and $4.9 million in 2002. The gain on sale of securities was primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.
Other Operating Expenses
      Other operating expenses include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, deposit insurance, amortization of intangibles, and other expenses. Other operating expenses totaled $89.7 million for 2004. This represents an increase of $11.9 million, or 15.33%, from other operating expenses of $77.8 million for 2003. During 2003, other operating expenses increased $11.7 million, or 17.77%, over other operating expenses of $66.1 million for 2002.
      For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 2.14% for 2004, compared to 2.26% for 2003, and 2.42% for 2002. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.
      Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2004, the efficiency ratio was 50.10%, compared to 48.84% for 2003 and 46.22% for 2002. The increases from 2003 to 2004 and 2002 to 2003 were primarily due to the net impact of the other-than-temporary impairment write-down, gains on the sale of securities, gain on sale of real estate, estimated robbery loss, the prepayment penalties, and the reversed excess legal fee accrual.
      Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $47.3 million for 2004. This represented an increase of $5.8 million, or 13.98%, over salaries and related expenses of $41.5 million for 2003. Salary and related expenses increased $5.5 million, or 15.35%, over salaries and related expenses of $36.0 million for 2002. At December 31, 2004, we employed 674 persons, 472 on a full-time and 202 on a part-time basis, this compares to 670 persons, 459 on a full-time and 211 on a part-time basis at December 31, 2003, and 618 persons, 417 on a full-time and 201 on a part-time basis at December 31, 2002. The increases in 2004 and 2003 resulted from increased staffing levels associated with the acquisitions of Kaweah National Bank, Western Security Bank and Golden West Enterprises and internal growth. Salaries and related expenses as a percent of average assets decreased to 1.13% for 2004, compared to 1.21% for 2003, and 1.32% for 2002.
      Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $7.9 million for 2004. This represented an increase of $1.2 million, or 17.11%, over occupancy expense of $6.7 million for 2003. Occupancy expense for 2003 increased $399,000, or 6.30%, from an expense level of $6.3 million for 2002. The increase in occupancy expense was primarily due to the acquisition of Kaweah National Bank in 2003 and the acquisitions of Western Security Bank and Golden West Enterprises, Inc. in 2002 as well as the on going remodeling and upkeep of our facilities. Equipment expense totaled $8.0 million for 2004. This represented an increase of $1.1 million, or 16.35%, over the $6.9 million expense for 2003. For 2003, equipment expense increased $666,000, or 10.72%, from an expense of $6.2 million for 2002. The increase in equipment expense primarily reflects the acquisition of Kaweah National Bank, the upgrade to image processing equipment, and the ongoing upgrade of other computer equipment.
      Stationary and supplies expense totaled $5.0 million for 2004 and 2003 compared to $4.0 million for 2002. The increase was primarily due to the acquisition of Kaweah National Bank and the internal growth of business.
      Professional services totaled $4.8 million for 2004. This represented an increase of $771,000 or 19.25%, over an expense of $4.0 million for 2003. The increase was due to an increase in fees related to services incurred for Sarbanes-Oxley compliance. For 2003, professional services decreased $79,000, or 1.93%, from an expense of $4.1 million for 2002.
      Promotion expense totaled $5.1 million for 2004. This represented an increase of $624,000, or 13.78%, from an expense of $4.5 million for 2003. Promotion expense increased for 2003 by $840,000, or 22.81%, over an expense of $3.7 million for 2002. The increase in promotional expenses from 2004 to 2003 was primarily due to the acquisition of Kaweah National Bank, and the opening of the de novo Business Financial Center in Fresno, in California’s central valley in 2003. The increase in promotional expense from 2003 to 2002 was primarily due to the opening of the Business Financial Center in Bakersfield and the acquisitions of Western Security Bank and Golden West Enterprises in 2002.

      Data processing expense totaled $994,000 for 2004. This represented a decrease of $196,000, or 16.43%, from an expense of $1.2 million for 2003. Data processing expense decreased for 2003 by $107,000, or 8.22%, over an expense of $1.3 million for 2002.
      The amortization expense of intangibles totaled $1.2 million for 2004. This represented an increase of $370,000, or 45.48%, from an expense of $815,000 for 2003. Amortization expense of intangibles increased for 2003 by $236,000, or 40.89%, from amortization expense of intangibles of $578,000 for 2002. The increase were primarily due to the acquisition of Kaweah National Bank.
      Other operating expenses totaled $9.4 million for 2004. This represented an increase of $2.3 million, or 31.37%, from an expense of $7.2 million for 2003. The increase in 2004 was primarily due to the accrual for the estimated robbery loss. Other operating expenses increased for 2003 by $3.3 million, or 83.55%, over an expense of $3.9 million for 2002.
Income Taxes
      Our effective tax rate for 2004 was 31.2%, compared to 35.2% for 2003, and 35.3% for 2002. The decrease was primarily due to proportionally higher amounts of tax preference municipal income as a percentage of total taxable income and a reduction in reserves for prior period state taxes. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preference income from certain investments for each period. The majority of tax preference income is derived from municipal securities.
Subsequent Event
      On February 25, 2005, we completed our acquisition of Granite State Bank (“Granite”). This resulted in the addition of $80.0 million in deposits, $65.0 million in loans and $110.0 million in total assets. Granite had two offices, one in Monrovia and one in South Pasadena. These two offices are operating as business financial centers of the Bank.
ANALYSIS OF FINANCIAL CONDITION
      The Company reported total assets of $4.51 billion at December 31, 2004. This represented an increase of $656.7 million, or 17.04%, from total assets of $3.85 billion at December 31, 2003. For 2003, total assets increased $730.9 million, or 23.40%, from total assets of $3.12 billion at December 31, 2002.
Investment Securities
      The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2004, 2003, and 2002, and the maturity distribution of the investment securities portfolio at December 31, 2004. At December 31, 2004, we reported total investment securities of $2.09 billion. This represents an increase of $219.2 million, or 11.75%, over total investment securities of $1.87 billion at December 31, 2003. For 2003, investment securities increased $435.2 million, or 30.42%, greater than total investment securities of $1.42 billion at December 31, 2002.
      Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At December 31, 2004, securities held as available-for-sale had a fair market value of $2.09 billion, representing 100.00% of total investment securities with an amortized cost of $2.07 billion. At December 31, 2004, the net unrealized holding gain on securities available-for-sale was $15.3 million that resulted in accumulated other comprehensive income of $8.9 million (net of $6.4 million in deferred taxes).

      The composition of the investment portfolio at December 31, 2004 consists of the following:

	Maturing

			After One		After Five
		Weighted	Year	Weighted	Years	Weighted	After	Weighted		Weighted
	One Year	Average	through	Average	through	Average	Ten	Average	Balance as of	Average	% to
2004	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	December 31,	Yield	Total

	(Amounts in thousands)
U.S. Treasury Securities	$496	2.10%	$—	0.00%	$—	0.00%	$—	0.00%	$496	2.10%	0.02%
Mortgage-backed securities	665	6.56%	1,336,848	4.26%	22,821	5.25%	—	0.00%	1,360,334	4.28%	66.95%
CMO/ REMIC’s	22,329	5.51%	312,030	4.27%	11,268	4.74%	—	0.00%	345,627	4.37%	17.01%
Government Agency and Government-Sponsored Enterprises	—	0.00%	18,757	3.10%	—	0.00%	—	0.00%	18,757	3.10%	0.92%
Municipal Bonds	5,591	5.53%	100,977	5.24%	161,079	5.19%	38,931	4.76%	306,578	5.15%	15.09%

TOTAL	$29,081	5.48%	$1,768,612	4.30%	$195,168	5.17%	$38,931	4.76%	$2,031,792	4.41%	100.00%

      The above table excludes securities without stated maturities. The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/ REMIC’s whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/ REMIC’s will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgages-backed securities and CMO/ REMIC’s are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discount of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.
      The weighted-average yield (TE) on the investment portfolio at December 31, 2004 was 4.38% with a weighted-average life of 3.6 years. This compares to a yield of 4.31% at December 31, 2003 with a weighted-average life of 3.2 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

	At December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
U.S. Treasury Securities	$496	0.02%	$503	0.03%	$503	0.04%
Mortgage-backed Securities	1,360,334	65.25%	1,176,512	63.05%	571,130	39.93%
CMO/ REMIC’s	345,627	16.58%	293,771	15.75%	341,930	23.90%
Government Agency and Government- Sponsored Enterprises	18,757	0.90%	36,941	1.98%	31,377	2.19%
Municipal Bonds	306,577	14.70%	296,383	15.89%	269,111	18.81%
Corporate Securities	—	—	—	—	139,206	9.73%
FHLMC Preferred Stock	52,705	2.53%	61,100	3.27%	56,100	3.92%
Other Debt Securities	518	0.02%	572	0.03%	21,242	1.48%

TOTAL	$2,085,014	100.00%	$1,865,782	100.00%	$1,430,599	100.00%

      Approximately 92.67% of the portfolio represents securities issued by either the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Securities	$496	$2	$—	$—	$496	$2
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/ REMICs	90,111	681	52,014	229	142,125	910
Government agency & Government-sponsored enterprises	12,711	179	6,047	51	18,758	230
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

	December 31, 2003

	Less than 12 Months		12 months or longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
Mortgage-backed securities	$655,580	$8,206	$11,604	$27	$667,184	$8,233
CMO/ REMICs	87,494	653	—	—	87,494	653
Municipal bonds	7,992	208	295	1	8,287	209
FHLMC Preferred Stock	21,500	2,250	39,600	400	61,100	2,650

	$772,566	$11,317	$51,499	$428	$824,065	$11,745

      The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
      At the end of first quarter 2004, we recorded a write down of $6.3 million related to FHLMC Preferred Stock in order to adjust this FHLMC Preferred Stock to fair value. This stock has a variable rate of interest, changing with LIBOR every 3 or 12 months depending on the issue.
      Despite the unrealized loss position of these securities, we have concluded, as of December 31, 2004 and 2003, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Loans
      At December 31, 2004, the Company reported total loans, net of deferred loan fees, of $2.14 billion. This represents an increase of $380.1 million, or 21.60%, over total loans of $1.76 billion at December 31, 2003. For 2003, total loans increased $313.9 million, or 21.71%, over total loans, net of deferred loan fees of $1.45 billion at December 31, 2002.
      Table 4 presents the distribution of our loan portfolio at the dates indicated.

	December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands)
Commercial and Industrial(1)	905,139	$856,373	$667,316	$491,989	$425,130
Real Estate
Construction	235,849	156,287	105,486	69,603	58,373
Mortgage(1)	553,000	388,626	396,707	422,085	401,408
Consumer, net of unearned discount	38,521	44,645	26,750	19,968	22,642
Municipal Lease Finance Receivables	71,675	37,866	17,852	20,836	23,633
Auto and equipment leases	52,783	28,497	21,193	—	—
Agribusiness	297,659	255,039	214,849	166,441	123,614

Gross Loans	2,154,626	1,767,333	1,450,153	1,190,922	1,054,800

Less:
Allowance for Credit Losses	22,494	21,282	21,666	20,469	19,152
Deferred Loan Fees	14,552	7,392	4,144	3,382	3,307

Total Net Loans	$2,117,580	$1,738,659	$1,424,343	$1,167,071	$1,032,341

(1)	Included as Commercial and Industrial and Real Estate Mortgage loans are loans totaling $94.9 million for 2004, $79.8 million for 2003, $70.9 million for 2002, $63.6 million for 2001, and $59.1 million for 2000 that represent loans to agricultural concerns for commercial or real estate purposes.
      Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, commercial property and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.
      Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2004. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

		After One
		But
	Within	Within	After Five
	One Year	Five Years	Years	Total

	(Amounts in thousands)
Types of Loans:
Commercial and industrial(1)	$212,245	$151,682	$1,015,857	$1,379,784
Construction	213,043	17,142	5,664	235,849
Agribusiness	285,110	6,202	6,347	297,659
Other	11,649	33,839	195,846	241,334

	$722,047	$208,865	$1,223,714	$2,154,626

Amount of Loans based upon:
Fixed Rates	$34,969	$131,930	$272,621	$439,520
Floating or adjustable rates	687,078	76,935	951,093	1,715,106

	$722,047	$208,865	$1,223,714	$2,154,626

(1)	Includes approximately $474.6 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.
      As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern California, our real estate loan collateral is concentrated in this region. At December 31, 2004, substantially all of our loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of our allowance for credit losses.
Non-Performing Assets
      At December 31, 2004, non-performing assets, which included non-performing loans, (nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans) (see Credit Risk) totaled $2,000. This represented a decrease of $546,000, or 99.64%, compared to non-performing assets of $548,000 at December 31, 2003. For 2003, total non-performing assets decreased $276,000, or 33.50%, from total non-performing assets of $824,000 at December 31, 2002. The decrease in non-performing assets for 2004 compared to 2003 reflects a decrease in loans past due 90 days or more offset by an increase in nonaccrual loans. The decrease in non-performing assets for 2003 compared to 2002 reflects a decrease in nonaccrual loans offset by an increase in loans past due 90 days or more. In addition, we classified loans as impaired totaling $2,000 at December 31, 2004. This represented a decrease of $570,000 or 99.71%, compared to loans classified as impaired of $572,000 at December 31, 2003. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.
      At December 31, 2004, we had loans on which interest was no longer accruing (nonaccrual) totaling $2,000. This represented a decrease of $546,000, or 99.64%, from total nonaccrual loans of $548,000 at December 31, 2003. For 2003, total nonaccrual loans increased $358,000, or 188.42%, over total nonaccrual loans of $190,000 at December 31, 2002. Loans are put on nonaccrual after 90 days of non-performance. They can also be put on nonaccrual should, in the judgment of management, the collectability is determined to be doubtful. When loans are placed on non-accrual, all previously accrued and unpaid interest is reversed in current earnings. The Bank has allocated specific reserves included in the allowance for credit losses for potential losses on these loans.

      A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. At December 31, 2004, and 2003 we had no loans that were classified as restructured.
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
TABLE 6 — Non-Performing Assets

	December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands)
Nonaccrual loans	$2	$548	$190	$1,574	$966
Loans past due 90 days or more	—	—	634	4	—
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	—	—	—	—	359

Total nonperforming assets	$2	$548	$824	$1,578	$1,325

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.03%	0.06%	0.13%	0.13%

Percentage of nonperforming assets to total assets	0.00%	0.01%	0.03%	0.06%	0.06%

      Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
      At December 31, 2004, and 2003 the Company held no properties as other real estate owned.
Deposits
      The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
      We reported total deposits of $2.88 billion at December 31, 2004. This represented an increase of $214.5 million, or 8.06%, over total deposits of $2.66 billion at December 31, 2003. During 2003, total deposits increased $350.5 million, or 15.18%, over total deposits of $2.31 billion at December 31, 2002.
      The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 45.99% of total deposits as of December 31, 2004 and 42.94% of total deposits as of December 31, 2003. Non-interest-bearing demand deposits totaled $1.32 billion at December 31, 2004. This represented an increase of $179.9 million, or 15.75%, over total non-interest-bearing demand deposits of $1.14 million at December 31, 2003. For 2003, total non-interest-bearing demand deposits increased $183.7 million, or 19.16%, over non-interest-bearing demand deposits of $958.7 million at December 31, 2002.

      Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2004.
TABLE 7 — Maturity Distribution of Large Denomination Time Deposits

(Amounts in thousands)
3 months or less	$172,564
Over 3 months through 6 months	137,688
Over 6 months through 12 months	40,876
Over 12 months	3,932

Total	$355,060

Other Borrowed Funds
      To achieve the desired growth in earning assets we fund that growth through generating a source of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds) was 29.16% at December 31, 2004, as compared to 22.79% at December 31, 2003.
      During 2004 and 2003, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $226.0 million and $318.0 million under these agreements at December 31, 2004 and 2003, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2004, we entered into an overnight agreement with certain financial institutions to borrow an aggregate of $130.0 million at a weighted average annual interest rate of 1.4%. We maintained cash deposits with the financial institutions as collateral for these borrowings. The increase was primarily due to funding for the growth of earning assets.
      During 2004 and 2003, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $830.0 million and $381.0 million under these agreements at December 31, 2004 and 2003, with weighted-average interest rates of 3.1% and 3.4% as of December 31, 2004 and 2003 respectively. We had an average outstanding balance of $587.9 million and $400.3 million as of December 31, 2004 and 2003, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.
      At December 31, 2004, borrowed funds totaled $1.19 billion. This represented an increase of $399.5 million, or 50.79%, from total borrowed funds of $786.5 million at December 31, 2003. For 2003, total borrowed funds increased $318.5 million, or 68.06%, from a balance of $468.0 million at December 31, 2002. The maximum outstanding at any month-end was $1.19 billion during 2004, $793.0 million during 2003, and $468.0 million during 2002.

Aggregate Contractual Obligations
      The following table summarizes the aggregate contractual principal obligations as of December 31, 2004:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

	(Amounts in thousands)
2004
Deposits	$2,875,039	$2,394,874	$479,268	$239	$658
FHLB and Other Borrowings	1,186,000	356,000	730,000	—	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,685	796	1,433	1,433	4,023
Operating Leases	18,735	4,143	6,847	4,285	2,667

Total	$4,169,142	$2,755,813	$1,217,548	$5,957	$189,824

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
Off-Balance Sheet Arrangements
      At December 31, 2004, we had commitments to extend credit of approximately $762.9 million, and obligations under letters of credit of $71.5 million. The Bank also has available lines of credit totaling $958.2 million from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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

      The following table summarized the off-balance sheet items:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

	(Amounts in thousands)
2004
Commitment to extend credit	762,877	389,772	31,906	53,800	287,399
Obligations under letters of credit	71,530	53,965	11,269	6,296	—

Total	$834,407	$443,737	$43,175	$60,096	$287,399

Liquidity and Cash Flow
      Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2004, the Bank’s loan to deposit ratio averaged 68.99%, compared to an average ratio of 62.82% for 2003, and a ratio of 60.51% for 2002.
      CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2004, approximately $75.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2004, neither the Bank nor CVB had any material commitments for capital expenditures.
      For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
      Net cash provided by operating activities totaled $75.7 million for 2004, $71.9 million for 2003, and $61.3 million for 2002. The increase for 2004 compared to 2003 was primarily the result of the increase in net interest income as a result of the growth in average earning assets.
      Cash used for investing activities totaled $695.4 million for 2004, compared to $768.6 million for 2003 and $405.2 million for 2002. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.
      Funds provided from financing activities totaled $529.1 million for 2004, compared to $629.6 million for 2003 and $365.2 million for 2002. Cash flows from financing activities resulted from an increase in transaction deposits and borrowings, and to a lesser extent from money market, savings deposits.
      At December 31, 2004, cash and cash equivalents totaled $84.4 million. This represented a decrease of $27.7, or 24.65%, from a total of $112.0 million at December 31, 2003.

Capital Resources
      Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

      Total stockholders’ equity was $317.5 million at December 31, 2004. This represented an increase of $30.8 million, or 10.73%, over total stockholders’ equity of $286.7 million at December 31, 2003. For 2003, total stockholders’ equity increased $26.9 million, or 10.35%, over total stockholders’ equity of $259.8 million at December 31, 2002.
      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2004.

	As of December 31, 2004

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$362,804	8.3%	$174,845	4.0%	$187,959	4.3%
Tier 1 risk-based ratio	362,804	12.6%	115,359	4.0%	247,445	8.6%
Total risk-based ratio	387,031	13.4%	230,718	8.0%	156,313	5.4%
      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2004.

	As of December 31, 2004

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$341,433	7.8%	$174,423	4.0%	$167,010	3.8%
Tier 1 risk-based ratio	341,433	11.9%	114,864	4.0%	226,569	7.9%
Total risk-based ratio	365,660	12.7%	229,793	8.0%	135,867	4.7%
      For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2004, we had an unrealized gain on investment securities net of taxes of $8.9 million, compared to an unrealized gain net of taxes of $17.3 million at December 31, 2003.
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
      During 2004, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.48 per share for the full year after retroactive adjustment of a 5-for-4 stock split declared on December 15, 2004. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.
      In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of our common stock. During 2004, 2003 and 2002, we repurchased 99,504, 349,300, and 100,000 shares of common stock, for the total price of $2.0 million, $7.1 million, and $2.1 million respectively. As of December 31, 2004, 1,451,196 shares are available to be repurchased in the future under this repurchase plan.

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
      The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, we will ensure an appropriate level of allowance is present or established.
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

      Loans are risk rated into the following categories: Impaired, Doubtful, Substandard, Special Mention and Pass. Each of these groups is assessed for the proper amount to be used in determining the adequacy of our allowance for losses. While each loan is looked at annually to determine its proper classification, the Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.
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
      We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We did not have provision for credit losses for 2004, 2003 and 2002.
      At December 31, 2004, we reported an allowance for credit losses of $22.5 million. This represents an increase of $1.2 million, or 5.69%, from the allowance for credit losses of $21.3 million at December 31, 2003. During the year 2004, we did not make a provision for credit losses. The increase of $1.2 million was due to the net recoveries of $1.2 million. At December 31, 2003, we reported an allowance for credit losses of $21.3 million. This represented a decrease of $383,000, or 1.77%, from the allowance for credit losses of $21.7 million at December 31, 2002. During the year 2003, we did not make a provision for credit losses. The decrease of $383,000 was due to a one-time reclassification of $1.8 million from the allowance for credit losses for unused committed lines of credit to other liabilities in December 2004 and the net charge offs of $1.4 million, offset by the $2.8 million allowance of credit losses from Kaweah National Bank as a result of the acquisition. (See Table 8 — Summary of Credit Loss Experience.)
      At December 31, 2004, we had loans classified as impaired totaling $2,000. This represents a decrease of $570,000, or 99.65% compared to loans classified impaired of $572,000 at December 31, 2003. For 2003, impaired loans decreased $4.2 million, or 87.91%, from impaired loans of $4.7 million at December 2002. Impaired loans, measured as a percent of gross loans, equaled 0.00%, 0.03%, and 0.33%, at December 31, 2004, 2003, and 2002 respectively. These decreases reflect the quality of the loan portfolio, which is also reflected in the fact that we have not made a provision for loan and leases losses in the last three years.
      Non-performing loans totaled $2,000 at December 31, 2004. This represented a decrease of $546,000 or 99.64%, from non-performing loans of $548,000 at December 31, 2003. For 2003, non-performing loans decreased $276,000, or 33.50%, from non-performing loans of $824,000 at December 31, 2002. Non-performing loans, measured as a percent of gross loans, equaled 0.00%, 0.03%, and 0.06%, at December 31, 2004, 2003, and 2002, respectively. Non-accrual loans decreased $546,000, or 99.64% to $2,000 at December 31, 2004.
      For 2004, we charged-off $2.3 million of loans net of $3.5 million recoveries to the allowance for credit losses. This represented an increase of $2.6 million, or 185.47% to the allowance for credit losses, from 2003, in which we charged-off $1.4 million of loans, net of recoveries to the allowance for credit losses. For 2003, charged-off loans increased $290,000 or 25.71%, from 2002, in which we charged-off $1.1 million of loans, net of recoveries to the allowance for credit losses.

      Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

	As of and For Years Ended December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands)
Amount of Total Loans at End of Period(1)	$2,140,074	$1,759,941	$1,446,009	$1,187,540	$1,051,493

Average Total Loans Outstanding(1)	$1,905,144	$1,529,944	$1,247,384	$1,067,621	$981,045

Allowance for Credit Losses at Beginning of Period	$21,282	$21,666	$20,469	$19,152	$16,761

Loans Charged-Off:
Real Estate	1,002	982	41	113	559
Commercial and Industrial	943	1,507	2,048	854	193
Agribusiness	—	—	—	—	—
Lease Finance Receivables	110	396	—	—	—
Consumer Loans	265	132	320	81	22

Total Loans Charged-Off	2,320	3,017	2,409	1,048	774

Recoveries:
Real Estate Loans	775	336	1,062	—	139
Commercial and Industrial	2,558	889	176	455	221
Agribusiness	—	—	—	—	—
Lease Finance Receivables	86	262	—	—	—
Consumer Loans	113	112	43	160	5

Total Loans Recovered	3,532	1,599	1,281	615	365

Net Loans Charged-Off	(1,212)	1,418	1,128	433	409

Provision Charged to Operating Expense	—	—	—	1,750	2,800

Adjustments Incident to Mergers and reclassifications	—	1,034	2,325	—	—

Allowance for Credit Losses at End of period	$22,494	$21,282	$21,666	$20,469	$19,152

Net Loans Charged-Off to Average Total Loans	-0.06%	0.09%	0.09%	0.04%	0.04%
Net Loans Charged-Off to Total Loans at End of Period	-0.06%	0.08%	0.08%	0.04%	0.04%
Allowance for Credit Losses to Average Total Loans	1.18%	1.39%	1.74%	1.92%	1.95%
Allowance for Credit Losses to Total Loans at End of Period	1.05%	1.21%	1.50%	1.72%	1.82%
Net Loans Charged-Off to Allowance for Credit Losses	-5.39%	6.66%	5.21%	2.12%	2.14%
Net Loans Charged-Off to Provision for Credit Losses	—	—	—	24.74%	14.61%

(1)	Net of deferred loan origination fees.

      While we believe that the allowance at December 31, 2004, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
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
Table 9 — Allocation of Allowance for Credit Losses

	December 31,

	2004		2003		2002		2001		2000

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category

	(Amounts in thousands)
Real Estate	$7,214	36.6%	$3,892	30.8%	$4,158	34.6%	$7,399	41.3%	$10,037	43.6%
Commercial and Industrial	16,232	55.8%	15,508	62.9%	16,020	60.8%	7,243	55.3%	4,021	52.0%
Consumer	126	7.6%	149	6.3%	202	4.5%	127	3.4%	67	4.4%
Unallocated	(1,078)		1,733		1,286		5,700		5,027

Total	$22,494	100.0%	$21,282	100.0%	$21,666	100.0%	$20,469	100.0%	$19,152	100.0%

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

      The table below provides the actual balances as of December 31, 2004 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2004, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing

	Balance	Average					Five years	Estimated
	December 31,	Rate	One Year	Two Years	Three Years	Four Years	and Beyond	Fair Value

	(Amounts in thousands)
2004
Interest-Earning Assets
Federal Funds Sold	$—	0.96%	$—	$—	$—	$—	$—	$—
Investment securities available for sale(1)	2,031,792	4.38%	29,081	81,560	627,445	799,250	494,456	2,031,792
Loans and lease finance receivables, net	2,117,580	6.01%	722,047	60,019	58,818	90,028	1,186,666	2,132,580

Total interest earning assets	$4,149,372		$751,128	$141,579	$686,263	$889,278	$1,681,122	$4,164,372

Interest-Bearing Liabilities
Interest-bearing deposits	$1,552,784	1.00%	$1,526,510	$24,166	$1,211	$239	$658	$1,552,208
Demand note to U.S. Treasury	6,453	1.01%	6,453	—	—	—	—	6,453
Borrowings	1,186,000	2.85%	356,000	520,000	210,000	—	100,000	1,184,996

Total interest-bearing liabilities	$2,745,237		$1,888,963	$544,166	$211,211	$239	$100,658	$2,743,657

(1)	Excludes securities with no maturity dates.
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
      We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/ re-pricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which re-pricing opportunities will occur. A positive difference, or gap, indicates that earning assets will re-price faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

TABLE 10 — Asset and Liability Maturity/ Repricing Gap

		Over	Over
	90 Days	90 Days	180 Days	Over
	or Less	to 180 Days	to 365 Days	365 Days

	(Amounts in thousands)
2004
Earning Assets:
Federal Funds Sold	$—	$—	$—	$—
Investment Securities at carrying value	204,796	167,261	363,626	1,402,896
Total Loans	788,396	146,481	223,926	958,777

Total	$993,192	$313,742	$587,552	$2,361,673
Interest Bearing Liabilities
Savings Deposits	$693,543	$—	$—	$379,076
Time Deposits	216,294	179,084	59,134	25,653
Demand Note to U.S. Treasury	6,453	—	—	—
Other Borrowings	130,000	36,000	70,000	950,000

Total	1,046,290	215,084	129,134	1,354,729

Period GAP	$(53,098)	$98,658	$458,418	$1,006,944

Cumulative GAP	$(53,098)	$45,560	$503,978	$1,510,922

2003
Earning Assets:
Federal Funds Sold	$—	$—	$—	$—
Investment Securities at carrying value	182,986	135,979	253,597	1,403,416
Total Loans	606,676	113,964	211,726	806,918

Total	$789,662	$249,943	$465,323	$2,210,334
Interest Bearing Liabilities
Savings Deposits	$632,056	$—	$—	$327,967
Time Deposits	269,242	183,183	45,611	60,121
Demand Note to U.S. Treasury	3,834	—	—	—
Other Borrowings	492,082	26,000	1,000	381,000

Total	1,397,214	209,183	46,611	769,088

Period GAP	$(607,552)	$40,760	$418,712	$1,441,246

Cumulative GAP	$(607,552)	$(566,792)	$(148,080)	$1,293,166

      Table 10 provides the Bank’s maturity/ re-pricing gap analysis at December 31, 2004, and 2003. We had a positive cumulative 180-day gap of $45.6 million and a positive cumulative 365-days gap of $504.0 million at December 31, 2004. This represented an increase of $612.4 million, or 108.0 times, over the 180-day cumulative negative gap of $566.8 million at December 31, 2003. In theory, this would indicate that at December 31, 2004, $45.6 million more in assets than liabilities would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.
      The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2004 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.
      Approximately $1.47 billion, or 78.80%, of the total investment portfolio at December 31, 2004 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
      The following reflects our net interest income sensitivity analysis as of December 31, 2004:

Simulated	Estimated Net Interest
Rate Changes	Income Sensitivity

+200 basis points	(2.46%)
-200 basis points	(1.64%)
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

Recent Accounting Pronouncements
      Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.
      On September 30, 2004, the Financial Accounting Standards Board (“FASB”) staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The Board also issued FSP EITF Issue No. 03-1-b delaying the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03.-1. The delay does not suspend the requirement to recognize other-than temporary impairments as required by existing authoritative literature. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and the proposed FSP EITF Issue 03-1-a and 03-1-b will affect the Company. Since fluctuations in the fair value for available-for-sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.
      In December 2004, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently were expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require loan system and operational changes to track credit related losses on loans purchased that meet the criteria under SOP 03-3, starting in 2005, it is not expected to have a significant effect on the Company’s results of operations, financial position and cash flows.
      In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R is effective for the Company’s third quarter of fiscal 2005. Management is currently evaluating the effect of adoption of SFAS No. 123R, and expects the impact to be similar to the amount in the pro forma disclosure in Note 1 of the Consolidated Financial Statements.

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
      For information about the location of management’s annual report on internal control, our financial reporting and the audit report of McGladrey & Pullen, LLP thereon. See Item 9A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On April 30, 2004, Deloitte & Touche, LLP notified the Company that it had declined to stand for reelection as the Company’s independent auditors. During the 2002 and 2003 fiscal years and through the interim period ended April 30, 2004, there were no disagreements between the Company and Deloitte & Touche, LLP on any matter of accounting principles or practices, internal controls, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

Item 9A.	Controls and Procedures
      1) Management’s Report on Internal Control over Financial Reporting
      Management of CVB Financial Corp., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
      As of December 31, 2004, we conducted assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we have determined that the Company’s internal control over annual financial reporting as of December 31, 2004 is effective. We also determined that there were no material weaknesses as of December 31, 2004.
      Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by McGladrey & Pullen, LLP., an independent registered public accounting firm, as stated in their report appearing at 9A(2) below.
      2) Auditor attestation
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
CVB Financial Corp.
Ontario, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CVB Financial Corp. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, and our report dated March      , 2005 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Pasadena, California
March 8, 2005
      3) Disclosure Controls and Procedures
      We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e) and 15d-15(c).
      As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.
      4) Changes in Internal Control over Financial Reporting
      During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
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
      The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officers, the principal financial and accounting officer, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764.

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
      The following table summarizes information as of December 31, 2004 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise	Weighted-average	Future Issuance Under
	of Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	(excluding securities
Plan Category	Rights (a)	Warrants and Rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,909,629	$9.70	3,671,058
Equity compensation plans not approved by security holders(1)	21,270	$6.54	—

Total	1,930,899	$8.27	3,671,058

(1)	The sole equity compensation plan not previously submitted to Company shareholders for approval is the CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan, which the Company adopted in connection with its acquisition of Orange National Bancorp and Orange National Bank. Pursuant to this plan, options were originally granted to original Orange National Bancorp employees and directors at no less than the fair market value of the stock subject to the option at the date of grant. At the time of adoption, the number of shares available for grant pursuant to this plan was reduced to the number of outstanding options being assumed in connection with this plan. As of December 31, 2004, 21,270 shares of CVB were issuable upon exercise of options pursuant to this plan and all of such options are immediately exercisable. No additional shares are available for future grant under this plan.

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
      Information concerning principal accounting fees and services is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      Reference is made to the Index to Financial Statements at page 54 for a list of financial statements filed as part of this Report.
Exhibits
      See Index to Exhibits at Page 91 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2005.

CVB Financial Corp.

By:	/s/ D. Linn Wiley

D. Linn Wiley
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Borba George A. Borba	Chairman of the Board	March 11, 2005

/s/ John A. Borba John A. Borba	Director	March 11, 2005

/s/ Ronald O. Kruse Ronald O. Kruse	Director	March 11, 2005

/s/ John J. LoPorto John J. LoPorto	Director	March 11, 2005

/s/ James C. Seley James C. Seley	Director	March 11, 2005

/s/ San E. Vaccaro San E. Vaccaro	Director	March 11, 2005

/s/ Edward J. Biebrich, Jr. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ D. Linn Wiley D. Linn Wiley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Amounts in thousands)
ASSETS
Investment securities available-for-sale	$2,085,014	$1,865,782
Investment in stock of Federal Home Loan Bank (FHLB)	53,565	37,966
Loans and lease finance receivables	2,140,074	1,759,941
Allowance for credit losses	(22,494)	(21,282)

Total earning assets	4,256,159	3,642,407
Cash and due from banks	84,400	112,008
Premises and equipment, net	33,508	31,069
Intangibles	6,136	7,321
Goodwill	19,580	19,580
Cash value life insurance	68,233	15,800
Accrued interest receivable	18,391	15,724
Deferred tax assets	4,409	—
Other assets	20,195	10,440

TOTAL ASSETS	$4,511,011	$3,854,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,322,255	$1,142,330
Interest-bearing	1,552,784	1,518,180

Total deposits	2,875,039	2,660,510
Demand Note to U.S. Treasury	6,453	3,834
Short-term borrowings	356,000	405,500
Long-term borrowings	830,000	381,000
Deferred tax liabilities	—	5,203
Accrued interest payable	8,809	5,259
Deferred compensation	7,685	6,955
Junior subordinated debentures	82,476	82,476
Other liabilities	27,066	16,891

TOTAL LIABILITIES	4,193,528	3,567,628

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 97,656,250 shares without par; issued and outstanding 60,666,322 (2004) and 48,289,347 (2003))	236,277	232,959
Retained earnings	72,314	36,482
Accumulated other comprehensive income, net of tax	8,892	17,280

Total stockholders’ equity	317,483	286,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,511,011	$3,854,349

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2004

	2004	2003	2002

	(Amounts in thousands,
	except earnings per share)
INTEREST INCOME:
Loans, including fees	$114,543	$99,042	$90,351

Investment securities:
Taxable	68,069	51,205	47,097
Tax-exempt	15,087	16,065	16,273

	83,156	67,270	63,370

Federal funds sold	3	34	602

Total interest income	197,702	166,346	154,323

INTEREST EXPENSE:
Deposits	15,508	16,323	21,470
Short-term borrowings	4,299	2,552	369
Long-term borrowings	21,362	17,940	18,600
Junior subordinated debentures	5,348	238	—

Total interest expense	46,517	37,053	40,439

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	151,185	129,293	113,884
PROVISION FOR CREDIT LOSSES	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	151,185	129,293	113,884

OTHER OPERATING INCOME:
Service charges on deposit accounts	13,663	15,039	14,154
Trust Management services	4,464	3,904	3,764
Investment services	1,590	1,471	1,476
Bankcard services	1,781	1,417	1,174
BOLI Income	2,432	981	846
Other	5,058	2,967	2,707
Other-than-temporary impairment write-down	(6,300)	—	—
Gain on sale of securities, net	5,219	4,210	4,897

Total other operating income	27,907	29,989	29,018

OTHER OPERATING EXPENSES:
Salaries, wages, and employee benefits	47,292	41,493	35,970
Occupancy	7,891	6,738	6,339
Equipment	8,003	6,878	6,212
Stationery and supplies	4,987	4,960	3,975
Professional services	4,776	4,005	4,084
Promotion	5,148	4,524	3,684
Third Party Data processing	994	1,190	1,297
Amortization of Intangibles	1,185	815	578
Other	9,446	7,191	3,917

Total other operating expenses	89,722	77,794	66,056

EARNINGS BEFORE INCOME TAXES	89,370	81,488	76,846
INCOME TAXES	27,884	28,656	27,101

NET EARNINGS	$61,486	$52,832	$49,745

BASIC EARNINGS PER COMMON SHARE	$1.02	$0.88	$0.83

DILUTED EARNINGS PER COMMON SHARE	$1.00	$0.86	$0.81

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2004

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Income

	(Amounts and shares in thousands)
Balance January 1, 2002	34,782	$146,127	$60,652	$13,969
Issuance of common stock	148	479
5-for-4 stock split	8,728
Repurchase of common stock	(125)	(219)	(1,881)
Tax benefit from exercise of stock options		62
Cash dividends			(20,800)
Comprehensive income:
Net earnings			49,745		$49,745
Other comprehensive income/(loss):
Unrealized gain on securities available-for-sale, net				11,687	11,687

Comprehensive income					$61,432

Balance December 31, 2002	43,533	$146,449	$87,716	$25,656
Issuance of common stock	317	989
10% stock dividend	4,387	75,990	(75,990)
Repurchase of common stock	(349)	(615)	(6,438)
Shares issued for acquisition of Kaweah National Bank	401	7,904
Tax benefit from exercise of stock options		2,242
Cash dividends			(21,638)
Comprehensive income:
Net earnings			52,832		$52,832
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,376)	(8,376)

Comprehensive income					$44,456

Balance December 31, 2003	48,289	232,959	36,482	17,280
Issuance of common stock	345	1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)
Tax benefit from exercise of stock options		2,196
Cash dividends			(23,821)
Comprehensive income:
Net earnings			61,486		$61,486
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,388)	(8,388)

Comprehensive income					$53,098

Balance December 31, 2004	60,666	$236,277	$72,314	$8,892

	At December 31,

Disclosure of reclassification amount	2004	2003	2002

	(Amounts in thousands)
Unrealized holding (losses) gains on securities arising during the period	$(15,453)	$(10,232)	$25,048
Tax benefit (expense)	6,438	4,298	(10,521)
Less:
Reclassification adjustment for (gain)/loss on securities included in net income	1,081	(4,210)	(4,897)
Add:
Tax (benefit) expense on reclassification adjustments	(454)	1,768	2,057

Net unrealized (loss) gain on securities	$(8,388)	(8,376)	$11,687

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$204,471	$175,871	160,343
Service charges and other fees received	28,526	25,752	24,113
Interest paid	(42,967)	(39,140)	(42,992)
Cash paid to suppliers and employees	(84,184)	(64,739)	(54,767)
Income taxes paid	(30,196)	(25,800)	(25,384)

Net cash provided by operating activities	75,650	71,944	61,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	84,777	212,641	119,807
Proceeds from sales of MBS	—	20,538	142,627
Proceeds from repayment of MBS	433,365	660,357	267,652
Proceeds from repayment of investment securities available-for-sale	—	2,428	2,468
Proceeds from maturity of investment securities available-for-sale	36,006	6,985	—
Purchases of investment securities available-for-sale	(115,351)	(88,480)	(138,924)
Purchases of MBS	(687,538)	(1,304,603)	(619,899)
Purchases of FHLB stock	(15,935)	(15,543)	(4,686)
Net increase in loans	(372,431)	(247,865)	(161,727)
Proceeds from sales of premises and equipment	4,392	3,032	7
Purchase of premises and equipment	(11,376)	(6,923)	(4,390)
Purchase of Bank Owned Life Insurance	(50,000)	—	—
Purchase of Kaweah National Bank	—	(7,596)	—
Purchase of Western Security Bank & Golden West Enterprises	—	—	(8,125)
Investment in common stock of CVB Statutory Trust I & II	—	(2,476)
Other investing activities	(1,282)	(1,061)	(2)

Net cash used in investing activities	(695,373)	(768,566)	(405,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	292,521	307,411	221,689
Net (decrease) increase in time deposits	(77,992)	(37,970)	72,008
Advances from Federal Home Loan Bank	500,000	250,000	15,000
Repayment of advances from Federal Home Loan Bank	(68,000)	(141,000)	(68,000)
Net (decrease) increase in short-term borrowings	(29,882)	196,428	146,889
Cash dividends on common stock	(23,821)	(21,638)	(20,800)
Repurchase of common stock	(1,992)	(7,053)	(2,100)
Issuance of junior subordinated debentures	—	82,476
Proceeds from exercise of stock options	1,281	989	479

Net cash provided by financing activities	592,115	629,643	365,165

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,608)	(66,979)	21,286
CASH AND CASH EQUIVALENTS, beginning of period	112,008	164,973	102,651

CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS	84,400	97,994	123,937
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF KAWEAH NATIONAL BANK	—	14,014	—
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF WESTERN SECURITY BANK, N.A.	—	—	41,304
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF GOLDEN WEST ENTERPRISES, INC.	—	—	(268)

CASH AND CASH EQUIVALENTS, end of period	$84,400	$112,008	$164,973

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$61,486	$52,832	$49,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charge on investment securities	6,300	—	—
Gain on sale of investment securities	(5,593)	(5,154)	(5,039)
Loss on sale of investment securities	374	944	142
Loss on sale of premises and equipment	140	112	6
Increase in cash value of life insurance	(2,432)	(981)	(846)
Net amortization of premiums on investment securities	14,302	18,618	12,356
Depreciation and amortization	7,125	3,406	5,923
Change in accrued interest receivable	(2,667)	396	(1,726)
Change in accrued interest payable	3,550	(1,303)	(1,979)
Deferred Tax (provision) benefit	(3,537)	5,937	1,532
Change in other assets and liabilities	(3,398)	(2,863)	1,199

Total adjustments	14,164	19,112	11,568

NET CASH PROVIDED BY OPERATING ACTIVITIES	$75,650	$71,944	$61,313

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Kaweah National Bank:
Cash and cash equivalents acquired		$14,014
Fair value of assets acquired		85,444

Purchase price of acquisition		(15,500)

Liabilities assumed		$83,958

Purchase of Western Security Bank:
Cash and cash equivalents acquired			$41,304
Fair value of assets acquired			110,318

Purchase price of acquisition			(6,225)

Liabilities assumed			$145,397

Purchase of Golden West Enterprises, Inc.:
Cash and cash equivalents acquired			$(268)
Fair value of assets acquired			24,137
Purchase price of acquisition			(2,900)

Liabilities assumed			$20,969

Securities purchased and not settled	$—	$—	25,970
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2004

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
      Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc.; Community Trust Deed Services; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts are not included in the consolidated financial statements.
      Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., located in Costa Mesa, California, which provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of California. The Bank operates 37 Business Financial Centers with its headquarters located in the city of Ontario. Segment reporting is not presented since the company’s revenue is attributed to a single reportable segment.
      Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
      Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.
      The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term in a manner that approximates the level-yield method.
      Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense.
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
      Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 30 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. The impairment loss, if any, would be recorded in noninterest expense.
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
      Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The Company completed its annual impairment test as of June 30, 2004; there was no impairment of goodwill.
      Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of the Company’s differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
      Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Earnings per common share and stock option

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts have been retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 14.
      Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold. Cash flow from loans and deposits are reported net.
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
      The following table presents the proforma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands,
	except earnings per share)
Net income, as reported	$61,486	$52,832	$49,745
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,150	558	554

Pro forma net income	$60,336	$52,274	$49,191

Earnings per share:
Basic — as reported	$1.02	$0.88	$0.83
Basic — pro forma	$1.00	$0.86	$0.82
Diluted — as reported	$1.00	$0.86	$0.81
Diluted — pro forma	$0.98	$0.85	$0.80
      The estimated fair value of each option granted during 2004, 2003, and 2002 was $5.71, $6.01, and $5.33, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Dividend Yield	1.8%	2.4%	1.9%
Volatility	36.2%	37.2%	38.8%
Risk-free interest rate	3.6%	3.3%	2.8%
Expected life	7.3 years	7.0 years	7.1 years
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

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Recent Accounting Pronouncements — Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.
      On September 30, 2004, the Financial Accounting Standards Board (“FASB”) staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The Board also issued FSP EITF Issue No. 03-1-b delaying the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03.-1. The delay does not suspend the requirement to recognize other-than temporary impairments as required by existing authoritative literature. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and the proposed FSP EITF Issue 03-1-a and 03-1-b will affect the Company. Since fluctuations in the fair value for available-for-sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.
      In December 2004, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently were expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require loan system and operational changes to track credit related losses on loans purchased that meet the criteria under SOP 03-3, starting in 2005, it is not expected to have a significant effect on the Company’s results of operations, financial position and cash flows.
      In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payment transactions. SFAS No. 123R is effective for the Company’s third quarter of fiscal 2005. Management is currently evaluating the effect of the adoption of SFAS No. 123R, and expects the impact to be similar to the amount in the pro forma disclosure.
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

	2004

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$498	$—	$(2)	$496
Mortgage-backed securities	1,360,304	8,759	(8,729)	1,360,334
CMO/ REMICs	345,285	1,252	(910)	345,627
Government agency & government-sponsored enterprises	18,987	—	(230)	18,757
Municipal bonds	285,752	21,293	(468)	306,577
FHLMC preferred stock	58,340	—	(5,635)	52,705
Other securities	518	—	—	518

	$2,069,684	$31,304	$(15,974)	$2,085,014

	2003

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$500	$3	$—	$503
Mortgage-backed securities	1,175,461	9,284	(8,233)	1,176,512
CMO/ REMICs	291,474	2,950	(653)	293,771
Government agency & government-sponsored enterprises	36,565	376	—	36,941
Municipal bonds	267,667	28,925	(209)	296,383
FHLMC preferred stock	63,750	—	(2,650)	61,100
Other securities	572	—	—	572

	$1,835,989	$41,538	$(11,745)	$1,865,782

      At December 31, 2004 approximately 95% of the mortgage-backed securities and CMO/ REMIC (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued by either U.S. government agencies or U.S. government-sponsored enterprises that guarantee payment of principal and interest of the underlying mortgages.
      The remaining CMO/ REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/ REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of December 31, 2004.
     Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Securities	$496	$2	$—	$—	$496	$2
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/ REMICs	90,111	681	52,014	229	142,125	910
Government agency & Government-sponsored enterprises	12,711	179	6,047	51	18,758	230
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

	December 31, 2003

	Less than 12 Months		12 months or longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

			(Amounts in
			thousands)
Mortgage-backed securities	$655,580	$8,206	$11,604	$27	$667,184	$8,233
CMO/ REMICs	87,494	653	—	—	87,494	653
Municipal bonds	7,992	208	295	1	8,287	209
FHLMC Preferred Stock	21,500	2,250	39,600	400	61,100	2,650

	$772,566	$11,317	$51,499	$428	$824,065	$11,745

      The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
      Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2004 and 2003, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of the time and the extent to which the market values have been less than

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
      At December 31, 2004 and 2003, investment securities having an amortized cost of approximately $1.66 billion and $1.23 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
      The amortized cost and fair value of debt securities at December 31, 2004, are based on the prerefund date, call date, or contractual maturity, are shown below. Although mortgage-backed securities and CMO/ REMICs have contractual maturities through 2033, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

	Available-for-sale

			Weighted-
	Amortized		Average
	Cost	Fair Value	Yield

	(Amounts in thousands)
Due in one year or less	$28,753	$29,081	5.48%
Due after one year through five years	1,761,705	1,768,612	4.30%
Due after five years through ten years	182,608	195,168	5.17%
Due after ten years	37,759	38,931	4.76%

	$2,010,825	$2,031,792	4.41%

      The above table excludes securities without stated maturities.

3.	Loan and Lease Finance Receivables
      The following is a summary of the components of loan and lease finance receivables at December 31:

	2004	2003

	(Amounts in thousands)
Commercial and Industrial	$905,139	$856,373
Real Estate:
Construction	235,849	156,287
Mortgage	553,000	388,626
Consumer	38,521	44,645
Municipal lease finance receivables	71,675	37,866
Auto and equipment leases	52,783	28,497
Agribusiness	297,659	255,039

Gross Loans	2,154,626	1,767,333
Less:
Allowance for credit losses	(22,494)	(21,282)
Deferred net loan fees	(14,552)	(7,392)

Net Loans	$2,117,580	$1,738,659

      At December 31, 2004, the Company held approximately $439,520,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 3 to 12 percent and have contractual maturities between 1 and 28 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Transactions Involving Directors and Shareholders
      In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2004 and 2003.
      The following is an analysis of the activity of all such loans:

	As of December 31,

	2004	2003

	(Amounts in
	thousands)
Outstanding balance, beginning of year	$5,790	$5,624
Credit granted, including renewals	2,214	1,312
Repayments	(2,753)	(1,146)

Outstanding balance, end of year	$5,252	$5,790

5.	Allowance for Credit Losses and Other Real Estate Owned
      Activity in the allowance for credit losses was as follows:

	2004	2003	2002

	(Amounts in thousands)
Balance, beginning of year	$21,282	$21,666	$20,469
Provision charged to operations	—	—	—
Acquisition of Western Security Bank	—	—	2,325
Acquisition of Kaweah National Bank	—	2,767	—
Allowance for off-balance sheet credit exposure	—	(1,733)	—
Loans charged off	(2,320)	(3,017)	(2,409)
Recoveries on loans previously charged off	3,532	1,599	1,281

Balance, end of year	$22,494	$21,282	$21,666

      The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. Effective December 31, 2003, the allowance necessary for the off-balance sheet commitments is reported separately in other liabilities in the accompanying consolidated statements of financial condition and therefore is no longer part of the allowance for loan and lease losses.
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
      At December 31, 2004 and 2003, the Bank had classified as impaired, loan amounts totaling $2,000 and $572,000, respectively. No specific reserve was recorded in 2004 on these loans; however, a specific reserve of $289,400 was recorded in 2003. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003, and 2002 was approximately $744,000, $1,937,000, and $7,117,000, respectively. Interest income of $1,000, $82,000, and $1,035,000 was recognized, based on cash receipts, on impaired loans during the years ended December 31, 2004, 2003, and 2002, respectively.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2004, our non-performing loans were less than $2,000. The interest that would have been collected was minimal. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2003, and $116,000 greater for 2002.
      At December 31, 2004 and 2003, loans on nonaccrual status totaled $2,000 and $548,000, all of which are included in the impaired loans discussed above.
      The Company has no other real estate owned or allowance for other real estate owned losses at December 31, 2004 or 2003.
      There were no expenses incurred in 2004, 2003, and 2002 related to holding and disposition of OREO.

6.	Premises and Equipment
      Premises and equipment consist of:

	As of December 31,

	2004	2003

	(Amount in thousands)
Land	$4,742	$5,876
Bank premises	21,319	26,535
Furniture and equipment	43,975	38,001
Leased property under capital lease	649	649

	70,685	71,061
Accumulated depreciation and amortization	(37,177)	(39,992)

	$33,508	$31,069

7.	Income Taxes
      Income tax expense comprised the following:

	2004	2003	2002

	(Amounts in thousands)
Current provision:
Federal	$21,707	$14,622	$17,820
State	9,714	8,097	7,749

	31,421	22,719	25,569

Deferred provision (benefit):
Federal	(2,759)	5,267	1,128
State	(778)	670	404

	(3,537)	5,937	1,532

	$27,884	$28,656	$27,101

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax liability (asset) comprised the following:

	2004	2003

	(Amounts in
	thousands)
Current:
Federal	$(3,984)	$(1,924)
State	211	545

	(3,773)	(1,379)

Deferred:
Federal	2,580	5,222
State	1,829	(19)

	4,409	5,203

	$636	$3,824

      The components of the net deferred tax (liability) asset are as follows:

	2004	2003

	(Amounts in
	thousands)
Federal
Deferred tax liabilities:
Depreciation	$3,197	$3,433
Other Intangibles	242	294
Acquisition — Western Security Bank	1,155	1,440
Acquisition — Kaweah National Bank	1,556	1,752
Leases	49	60
Deferred income	3,330	3,228
Other, net	167	—
Unrealized gain on investment securities, net	5,343	10,386

Gross deferred tax liability	15,039	20,593

Deferred tax assets:
California franchise tax	2,549	1,802
Bad debt and credit loss deduction	8,431	7,976
Net operating loss carryforward	1,696	1,942
Deferred compensation	2,738	3,577
Other-than-temporary impaired securities	2,205	—
Other, net	—	74

Gross deferred tax asset	17,619	15,371

Net deferred tax (liability) asset — federal	$2,580	$(5,222)

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

	(Amounts in
	thousands)
State
Deferred tax liabilities:
Depreciation	$94	$336
Other Intangibles	75	91
Acquisition — Western Security Bank	358	446
Acquisition — Kaweah National Bank	482	543
Leases	4	3
Deferred income	1,032	1,000
Unrealized gain on investment securities, net	1,095	2,127
Other, net	49	—

Gross deferred tax liability	3,189	4,546

Deferred tax assets:
Bad debt and credit loss deduction	2,630	2,499
Net operating loss carryforward	793	793
Deferred compensation	912	1,178
Other-than-temporary impaired securities	683	—
Other, net	—	95

Gross deferred tax asset	5,018	4,565

Net deferred tax (liability) asset — state	$1,829	$19

      A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
Federal income tax at statutory rate	$31,280	35.0%	$28,521	35.0%	$26,896	35.0%
State franchise taxes, net of federal benefit	6,345	7.1%	5,786	7.1%	5,456	7.1%
Tax-exempt income	(6,339)	(7.1)%	(5,124)	(6.3)%	(5,194)	(6.7)%
Tax credits	(1,435)	(1.6)%	(1,435)	(1.7)%	—	0.0%
Resolution of tax contingencies	(1,967)	(2.2)%	—	0.0%	—	0.0%
Other, net	—	0.0%	908	1.1%	(57)	(0.1)%

	$27,884	31.2%	$28,656	35.2%	$27,101	35.3%

8.	Deposits
      Time certificates of deposit with balances of $100,000 or more amounted to approximately $355.1 million and $407.2 million at December 31, 2004 and 2003, respectively. Interest expense on such deposits amounted to approximately $4.8 million (2004), $5.7 million (2003), and $8.0 million (2002).

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2005	$453,891
2006	24,166
2007	1,211
2008	239
2009 and thereafter	658

$480,165

      At December 31, 2004, the Company had a single depositor with balances of approximately $140.0 million.

9.	Borrowings
      During 2004 and 2003, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $226.0 million and $318.0 million under these agreements at December 31, 2004 and 2003, respectively, with weighted-average interest rates of 2.1%and 2.0%, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2004 and 2003 was $321.1 million and $234.3 million, respectively. The maximum outstanding at any month-end was $447.0 million during 2004 and $318.0 million during 2003. On December 31, 2004 and 2003, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $130.0 million and $87.5 million, respectively, at a weighted average annual interest rate of 1.4% and 0.9%, respectively. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.
      The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2004 and 2003, the amounts held by the Bank in the TT&L Note Option Program were $6.5 million and $3.8 million respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 34 and 24 basis points less than the average weekly federal funds rate, which was 1.35% and 1.03% at December 31, 2004 and 2003, respectively. The average amounts held in 2004 and 2003 were $4.4 million and $4.2 million, respectively.
      During 2004 and 2003, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $830.0 million and $381.0 million under these agreements at December 31, 2004 and 2003, respectively, and had an average outstanding balance of $587.9 million and 400.3 million with weighted-average interest rates of 3.1% and 3.4% as of December 31, 2004 and 2003 respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2004 are as follows: $520.0 million in 2006, $210.0 million in 2007, and $100.0 million in 2011.

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

Leases
      The Company leases land and buildings under operating leases for varying periods extending to 2015, at which time the Company can exercise options that could extend certain leases through 2027. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, excluding property taxes and insurance, are as follows (000’s omitted):

2005	$4,143
2006	3,478
2007	3,369
2008	2,519
2009	1,766
Succeeding years	2,667

Total minimum payments required	$17,942

      Total rental expense for the Company was approximately $3.4 million (2004), $3.2 million (2003), and $3.1 million (2002).

Commitments
      At December 31, 2004, the Company had commitments to extend credit of approximately $762.9 million and obligations under letters of credit of $71.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
      The Bank has available lines of credit totaling $958.2 million from certain financial institutions.

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
      The rights become exercisable, and will begin to trade separately from the Common Stock of the Company, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Stock or (ii) ten business days (or such later day as determined by the Board) after a person or group announces a tender offer or exchange offer, the consummation of which would result in ownership by a person or group of 20% or more of our Common Stock. Each right will entitle the holder to purchase Common Stock of the Company having a current market value of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction, or if there is a sale of more than 50% of our assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.
      The Company’s Board of Directors has the option, at any time after a person becomes a 20% holder of our outstanding common stock, to exchange all or part of the rights (other than rights held by the acquiring person) for shares of common stock of the Company provided the Company may not make such an exchange after the person becomes the beneficial owner of 50% or more of our outstanding stock.
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
      In early 2004, the Company suffered a break-in at one of its business financial centers. It resulted in a loss to its customers of items located in their safe deposit boxes. The Company had been compensating our customers for their losses with the acknowledgement of its insurance company that they were not confirming or denying coverage. In September 2005, the insurance company ceased approving claims. Over the last

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of the year, it became apparent that the insurance company would deny coverage. Therefore, the Company decided to reserve $2.2 million as an estimate of the claims yet to be paid. The Company is currently determining what action to take against the insurance company.

12.	Deferred Compensation Plans
      As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $109,000 (2004), $178,000 (2003), and $181,000 (2002).
      The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $170,000 in each of 2004, 2003, and 2002.
      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2004, 2003, and 2002.
      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $498,000 in 2004 and 2003, and $208,000 in 2002.
      In 2003, the acquired Kaweah National Bank (“KNB”) had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. The Bank and the Company have no further commitments under these arrangements.

13.	401(k) and Profit-Sharing Plan
      The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2,480,000 (2004), $2,162,000 (2003), and $1,735,000 (2002).

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share Reconciliation

	December 31, 2004

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Amount and share in thousands,
	except per share amount)
Basic EPS
Income available to common stockholders	$61,486	60,525	$1.02
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		754	(0.02)

Diluted EPS
Income available to common stockholders	$61,486	61,279	$1.00

	December 31, 2003

Basic EPS
Income available to common stockholders	$52,832	60,228	$0.88
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		1,160	(0.02)

Diluted EPS
Income available to common stockholders	$52,832	61,388	$0.86

	December 31, 2002

Basic EPS
Income available to common stockholders	$49,745	59,982	$0.83
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		1,313	(0.02)

Diluted EPS
Income available to common stockholders	$49,745	61,295	$0.81

15.	Stock Option Plans
      In May 2000, the Company approved a stock option plan that authorizes the issuance of up to 4,726,563 shares (all share amounts have been adjusted to reflect stock dividends and splits) of our stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 6,065,951 shares and expired in February 2001. Under both plans option prices are determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors.
      As a result of the merger with Orange National Bank (“ONB”), the Company maintains two compensatory incentive stock option plans in which options to purchase shares of Company common stock were granted. At December 31, 2004, options for the purchase of 21,270 shares were outstanding and exercisable. There are no further shares available for granting under these plans.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, options for the purchase of 1,930,899 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,122,088 shares were exercisable at prices ranging from $1.51 to $15.32; 3,329,400 shares of common stock were available for the granting of future options under the May 2000 plan.
      The following table presents the status of all optioned shares and per share amounts:

	Shares	Price Range

Outstanding at January 1, 2002	2,339,053	$ 1.05 - $10.89
Granted	314,114	$11.61 - $12.29
Exercised	(147,704)	$ 1.05 - $ 8.54
Effect of stock splits and dividends	(107,860)
Canceled	(3,782)	$ 7.02 - $ 7.02

Outstanding at December 31, 2002	2,393,821	$ 1.51 - $12.29
Granted	49,500	$13.93 - $15.49
Exercised	(318,887)	$ 1.51 - $11.61
Effect of stock splits and dividends	(160,378)
Canceled	(18,382)	$ 6.60 - $11.61

Outstanding at December 31, 2003	1,945,674	$ 1.51 - $12.29
Granted	467,691	$15.47 - $21.25
Exercised	(344,996)	$ 1.82 - $14.07
Effect of stock splits and dividends	(129,991)
Canceled	(7,479)	$ 6.60 - $14.07

Outstanding at December 31, 2004	1,930,899	$ 1.51 - $21.25

      At December 31, 2004, 1,122,088 options are exercisable at a weighted average exercise price of $6.50. The remaining weighted-average contractual life of the 1,930,899 options outstanding at December 31, 2004 is 5.8 years.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price

$ — - $ 2.13	1	0.0	$1.51	1	$1.51
$2.13 - $ 4.25	213,277	0.4	$2.48	213,277	$2.48
$4.25 - $ 6.38	110,461	3.0	$5.03	106,442	$4.99
$6.38 - $ 8.50	752,523	5.0	$6.98	643,270	$7.02
$8.50 - $10.63	69,207	5.3	$8.88	56,739	$8.83
$10.63 - $12.75	271,673	7.5	$11.66	93,150	$11.66
$12.75 - $14.98	34,378	8.6	$14.06	6,872	$14.06
$14.88 - $17.00	350,438	9.2	$16.65	2,337	$15.32
$17.00 - $19.13	126,941	9.5	$17.14	—	$—
$19.13 - $21.25	2,000	10.0	$21.25	—	$—

	1,930,899	5.8	$9.66	1,122,088	$6.50

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Regulatory Matters
      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2004 and 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.
      As of December 31, 2004 and 2003, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      CVB Statutory Trust I & Trust II issued $82 million of trust-preferred securities, which are included in Tier I capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:

	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Company	$387,031	13.4%	$230,718	≥8.0%		N/A
Bank	365,660	12.7%	229,793	≥8.0%	$287,243	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$362,804	12.6%	$115,359	≥4.0%		N/A
Bank	341,433	11.9%	114,864	≥4.0%	$172,296	≥6.0%
Tier I Capital (to Average-Assets)
Company	$362,804	8.3%	$174,845	≥4.0%		N/A
Bank	341,433	7.8%	174,423	≥4.0%	$218,029	≥5.0%
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$346,297	14.5%	$191,191	≥8.0%		N/A
Bank	337,420	14.2%	190,766	≥8.0%	$238,459	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$316,209	13.2%	$95,604	≥4.0%		N/A
Bank	314,405	13.2%	95,346	≥4.0%	$143,020	≥6.0%
Tier I Capital (to Average-Assets)
Company	$316,209	8.6%	$146,563	≥4.0%		N/A
Bank	314,405	8.6%	146,747	≥4.0%	$183,433	≥5.0%
      In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2004, declare and pay additional dividends of approximately $74,847,000.
      Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2004, this reserve requirement was approximately $400,000.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Condensed Financial Information Of Parent Company
BALANCE SHEETS

	2004	2003

	(Amounts in thousands)
Assets:
Investment in subsidiaries	$379,400	$360,646
Other assets, net	31,398	16,475

Total assets	$410,798	$377,121

Liabilities	$93,315	$90,400
Stockholders’ equity	317,483	286,721

Total liabilities and stockholders’ equity	$410,798	$377,121

STATEMENTS OF EARNINGS

	2004	2003	2002

	(Amounts in thousands)
Excess in net earnings of subsidiaries	$27,143	$20,562	$28,216
Dividends from the Bank	38,050	32,642	21,700
Other expense, net	(3,707)	(372)	(171)

Net earnings	$61,486	$52,832	$49,745

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STATEMENTS OF CASH FLOWS

	2004	2003	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$61,486	$52,832	$49,745

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Earnings of subsidiaries	(65,193)	(53,204)	(49,916)
Other operating activities, net	194	(1,202)	1,286

Total adjustments	(64,999)	(54,406)	(48,630)

Net cash (used in) provided by operating activities	(3,513)	(1,574)	1,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust I & II	—	(2,476)	—
Capital Contribution to the Bank	—	(80,000)	—
Dividends received from the Bank	38,050	32,642	21,700

Net cash (used in) provided by investing activities	38,050	(49,834)	21,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(23,821)	(21,638)	(20,800)
Proceeds from exercise of stock options	1,281	989	479
Repurchase of common stock	(1,992)	(7,053)	(2,100)
Issuance of junior subordinated debentures	—	82,476	—

Net cash provided by (used in) financing activities	(24,532)	54,774	(22,421)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,005	3,366	394
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,666	5,300	4,906

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,671	$8,666	$5,300

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)
      Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share amounts)
2004
Net interest income	$35,564	$35,907	$39,976	$39,740
Provision for credit losses	—	—	—	—
Net earnings	10,072	17,451	17,075	16,888
Basic earnings per common share	0.17	0.29	0.28	0.28
Diluted earning per common share	0.16	0.28	0.28	0.28
2003
Net interest income	$31,239	$30,547	$31,434	$36,073
Provision for credit losses	—	—	—	—
Net earnings	12,704	12,520	13,502	14,106
Basic earnings per common share	0.21	0.21	0.23	0.23
Diluted earning per common share	0.21	0.20	0.22	0.23

19.	Fair Value Information
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2004 and 2003. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Amounts in thousands)
Assets
Cash and cash equivalents	$84,400	$84,400	$112,008	$112,008
FHLB Stock	53,565	53,565	37,966	37,966
Investment securities available for sale	2,085,014	2,085,014	1,865,782	1,865,782
Loans and lease finance receivables, net	2,117,580	2,132,580	1,738,659	1,754,949
Accrued interest receivable	18,391	18,391	15,724	15,724

Liabilities
Deposits:
Noninterest-bearing	$1,322,255	$1,322,255	$1,142,330	$1,142,330
Interest-bearing	1,552,784	1,552,208	1,518,180	1,520,542
Demand note to U.S. Treasury	6,453	6,453	3,834	3,834
Short-term borrowings	356,000	356,000	405,500	405,500
Long-term borrowings	830,000	828,996	381,000	392,768
Junior subordinated debentures	82,476	86,306	82,476	82,476
Accrued interest payable	8,809	8,809	5,259	5,259

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
      The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans on nonaccrual status, is considered to be their estimated fair value.
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
      The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2004 and 2003 includes the carrying amount of nonaccrual loans at each respective date.
      The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2004 or 2003, as these instruments predominantly have adjustable terms and are of a short-term nature.
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
      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20.	Goodwill and Intangible Assets
      During 2003, the Company acquired KNB and recorded an intangible asset classified as core deposit intangible in the amount of $3.1 million. The weighted average amortization period was 8 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(Amounts in thousands)
Amortized intangible assets	$11,237	$(5,101)	$11,237	$(3,916)
Aggregate Amortization Expense:
For year ended	$1,185		$815
Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2004	$—		$1,185
For the year ended 2005	$1,161		$1,161
For the year ended 2006	$1,153		$1,153
For the year ended 2007	$1,153		$1,153
For the year ended 2008	$1,153		$1,153
For the year ended 2009	$552		$552
      At December 31, 2004 the weighted average remaining life of intangible assets is approximately 4.2 years.
      The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

	2004	2003

	(Amounts in
	thousands)
Balance as of January 1	$19,580	$10,708
Goodwill acquired during the year	—	8,872

Balance as of December 31	$19,580	$19,580

21.	Subsequent Event
      On February 25, 2005, we completed our acquisition of Granite State Bank (“Granite”). As of the close of business on February 25, 2005, Granite had $62.8 million in loans, $103.1 million in deposits and $111.4 million in assets. The two offices of Granite, one in Monrovia and the other one in South Pasadena, have become two new offices of Citizens Business Bank. The total acquisition cost was $26.7 million. In accordance with the severance arrangements, $1.2 million was placed into a Rabbi Trust by Granite prior to the closing of the acquisition to cover the salary continuation plan for Granite’s chief executive officer.
* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
CVB Financial Corp.
Ontario, California
      We have audited the consolidated balance sheet of CVB Financial Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of CVB Financial Corp.’s internal control over financial reporting and an unqualified opinion on the effectiveness of CVB Financial Corp.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Pasadena, California
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
CVB Financial Corp.
Ontario, California
      We have audited the accompanying consolidated balance sheet of CVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
March 10, 2004

INDEX TO EXHIBITS

Exhibit
No.		Page

3.1	Articles of Incorporation of the Company, as amended
3.2	Bylaws of Company, as amended.(1)	*
3.3	Reserved	*
4.1	Form of Registrant’s Common Stock certificate.(2)	*
4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights(3)	*
4.3	Certificate of Determination of Participating Preferred Stock of Registrant(4)	*
4.4	Form of Rights Certificate(5)	*
4.5	Summary of Rights(6)	*
4.6	CVB Statutory Trust I Junior Subordinated Indenture dated December 17, 2003 entered into between CVB Financial Corp. and U.S. Bank National Association, as Trustee(7)	*
4.7	CVB Statutory Trust I Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.6)(7)	*
4.8	Amended and Restated Declaration of CVB Statutory Trust I(7)	*
4.9	CVB Statutory Trust I Form of Capital Security Certificate (included as an exhibit to Exhibit 4.8)(7)	*
4.10	CVB Statutory Trust I Form of Common Security Certificate (included as an exhibit to Exhibit 4.8)(7)	*
4.11	CVB Statutory Trust I Guarantee Agreement between CVB Financial Corp. and U.S. Bank National Association(7)	*
4.12	CVB Statutory Trust II Junior Subordinated Indenture dated December 15, 2003 entered into between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee(7)	*
4.13	CVB Statutory Trust II Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.12)(7)	*
4.14	Amended and Restated Declaration of CVB Statutory Trust II(7)	*
4.15	CVB Statutory Trust II Form of Capital Security Certificate (included as an exhibit to Exhibit 4.14)(7)	*
4.16	CVB Statutory Trust II Form of Common Security Certificate (included as an exhibit to Exhibit 4.14)(7)	*
4.17	CVB Statutory Trust II Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association(7)	*
10.1	Reserved	*
10.2	Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991.(8)	*
10.3	Chino Valley Bank Profit Sharing Plan, as amended.(9)	*
10.4	Form of Indemnification Agreement.(10)	*
10.5	1991 Stock Option Plan, as amended.(11)	*
10.6	2000 Stock Option Plan and Form of Agreement.(12)	*
10.7	Form of Option Agreement under 2000 Stock Option(12)	*
10.8	Severance Compensation Agreement dated April 1, 2004 with Edwin J. Pomplun(13)	*
10.9	Severance Compensation Agreement dated April 1, 2004 with Frank Basirico(14)	*
10.10	Severance Compensation Agreement dated April 1, 2004 with Jay Coleman(15)	*
10.11	Severance Compensation Agreement dated April 1, 2004 with Edward J. Biebrich(16)	*

Exhibit
No.		Page

10.12	Severance Compensation Agreement dated April 1, 2004 with D. Linn Wiley(17)	*
10.13	CVB Financial Corp. 1999 Orange National Bancorp 1993 Continuation Stock Option Plan(18)	*
10.13	CVB Financial Corp. 1999 Orange National Bancorp 1997 Continuation Stock Option Plan(19)	*
10.15	Schedule of Director Fees
10.16	Salaries for Named Executive Officers
12	Statement regarding computation of ratios (included in Form 10-K)
21	Subsidiaries of Company
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not applicable.

(1)	Filed as Exhibit 3.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(2)	Filed as Exhibit 4.1 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(3)	Filed as Exhibit 4.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(4)	Filed as Exhibit 4.3 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(5)	Filed as Exhibit 4.4 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which are incorporated herein by this reference.

(6)	Filed as Exhibit 4.5 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(7)	Filed as Exhibits 4.6 thru 4.17 to Registrant’s Statement on Form 10K on March 15, 2004, Commission file number 0-10140, which are incorporated herein by this reference.

(8)	Filed as Exhibit 10.2 to Registrant’s Statement on Form 10K on March 15, 2004, Commission file number 0-10140, which is incorporated herein by this reference.

(9)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(10)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(11)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(12)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(13)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10140, which is incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10140, which is incorporated herein by reference.

(15)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10140, which is incorporated herein by reference.

(16)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10140, which is incorporated herein by reference.

(17)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10140, which is incorporated herein by reference.

(18)	Filed as Exhibit 99.1 and 99.2 to Registrant’s Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.

(19)	Filed as Exhibit 99.1 and 99.2 to Registrant’s Registration Statement on Form S-8 on October 6, 1999, Registration No. 333-88519, which is incorporated herein by this reference.