Form 10-Q
period 2005-03-31
CVB FINANCIAL CORP
filed 2005-05-06
CIK 354647

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

For Quarter Ended March 31, 2005         Commission File Number: 0-10140

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
Yes ☑ No ☐

     Number of shares of common stock of the registrant: 61,450,897 outstanding as of May 4, 2005.

CVB FINANCIAL CORP.
2005 QUARTERLY REPORT ON FORM 10-Q

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31,	December 31,
	2005	2004
ASSETS
Investment securities available-for-sale	$2,270,450	$2,085,014
Interest-bearing balances due from depository institutions	15,737	—
Investment in stock of Federal Home Loan Bank (FHLB)	58,092	53,565
Loans and lease finance receivables	2,184,021	2,140,074
Allowance for credit losses	(23,932)	(22,494)

Total earning assets	4,504,368	4,256,159
Cash and due from banks	127,113	84,400
Premises and equipment, net	35,755	33,508
Intangibles	14,817	6,136
Goodwill	28,755	19,580
Cash value life insurance	70,512	68,233
Accrued interest receivable	21,139	18,391
Deferred tax asset	18,524	4,409
Other assets	11,010	20,195

TOTAL ASSETS	$4,831,993	$4,511,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,388,942	$1,322,255
Interest-bearing	1,628,252	1,552,784

Total deposits	3,017,194	2,875,039
Demand Note to U.S. Treasury	2,136	6,453
Short-term borrowings	476,000	356,000
Long-term borrowings	885,000	830,000
Deferred tax liabilities	—	—
Accrued interest payable	8,601	8,809
Deferred compensation	7,503	7,685
Junior subordinated debentures	82,476	82,476
Other liabilities	28,852	27,066

TOTAL LIABILITIES	4,507,762	4,193,528

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 97,656,250 shares without par; issued and outstanding 61,666,993 (2005) and 60,666,322 (2004))	252,000	236,277
Retained earnings	82,378	72,314
Accumulated other comprehensive income (loss), net of tax	(10,147)	8,892

Total stockholders’ equity	324,231	317,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,831,993	$4,511,011

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months
	Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$32,693	$26,250
Investment securities:
Taxable	18,704	15,238
Tax-preferred	4,087	3,971

Total investment income	22,791	19,209
Dividends from FHLB stock	475	490
Federal funds sold	37	2

Total interest income	55,996	45,951
Interest expense:
Deposits	5,061	3,683
Short-term borrowings	1,964	1,404
Long-term borrowings	6,724	3,970
Junior subordinated debentures	1,310	1,330

Total interest expense	15,059	10,387

Net interest income before provision for credit losses	40,937	35,564
Provision for credit losses	—	—

Net interest income after provision for credit losses	40,937	35,564
Other operating income:
Service charges on deposit accounts	3,042	3,793
Wealth Management services	1,232	1,162
Investment services	446	375
Bankcard services	604	425
BOLI income	342	211
Other	1,413	1,115
Impairment charge on investment securities	—	(6,300)

Total other operating income	7,079	781
Other operating expenses:
Salaries and employee benefits	13,146	11,742
Occupancy	1,998	1,774
Equipment	1,744	1,856
Stationary and supplies	1,195	1,219
Professional services	1,025	1,121
Promotion	1,796	1,520
Data processing	357	354
Amortization of intangibles	296	296
Other	(860)	1,623

Total other operating expenses	20,697	21,505

Earnings before income taxes	27,319	14,840
Income taxes	9,618	4,768

Net earnings	$17,701	$10,072

Basic earnings per common share	$0.29	$0.17

Diluted earnings per common share	$0.29	$0.16

Cash dividends per common share	$0.11	$0.12

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
	(amounts and shares in thousands)
Balance January 1, 2004	48,289	$232,959	$36,482	$17,280
Issuance of common stock	345	1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)
Tax benefit from exercise of stock options		2,196
Cash dividends			(23,821)
Comprehensive income:
Net earnings			61,486		$61,486
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net of taxes $6,074				(8,388)	(8,388)

Comprehensive income					$53,098

Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	305	895
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,401
Cash dividends			(6,775)
2004 5-for-4 stock split dividends			(862)
Comprehensive income:
Net earnings			17,701		$17,701
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net of taxes $13,787				(19,039)	(19,039)

Comprehensive income					$(1,338)

Balance March 31, 2005	61,667	$252,000	$82,378	$(10,147)

     The Company reported net unrealized gains on securities available-for-sale of $6.4 million, net of $4.6 million tax for the three months ended March 31, 2004. Accumulated other comprehensive income as of March 31, 2004 was $23.7 million. Comprehensive income for the three months ended March 31, 2004 was $16.5 million.

     See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$55,483	$46,695
Service charges and other fees received	7,079	7,055
Interest paid	(15,358)	(10,846)
Cash paid to suppliers and employees	(19,935)	(15,685)

Net cash provided by operating activities	27,269	27,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of MBS	96,223	92,227
Proceeds from repayment of investment securities available-for-sale	67	—
Proceeds from maturity of investment securities	297	11,920
Purchases of investment securities available-for-sale	(52,716)	(20,869)
Purchases of MBS	(260,941)	(118,841)
Purchases of FHLB stock	(4,527)	(4,056)
Net decrease (increase) in loans	24,443	(57,405)
Proceeds from sales of premises and equipment	—	27
Purchase of premises and equipment	(2,650)	(533)
Purchase of Granite State Bank	(13,273)	—
Purchase of Bank Owned Life Insurance	—	(50,000)
Other investing activities	—	(3,000)

Net cash used in investing activities	(213,077)	(150,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	29,078	74,077
Net increase (decrease) in time deposits	9,997	(35,269)
Advances from Federal Home Loan Bank	120,000	150,000
Repayment of advances from Federal Home Loan Bank	—	(41,000)
Net increase (decrease) in short-term borrowings	50,683	(11,605)
Cash dividends on common stock	(7,637)	(5,851)
Repurchase of common stock	—	(1,202)
Proceeds from exercise of stock options	895	309

Net cash provided by financing activities	203,016	129,459

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,208	6,148
CASH AND CASH EQUIVALENTS, beginning of period	84,400	112,008

CASH AND CASH EQUIVALENTS BEFORE ACQUISITIONS	101,608	118,156
CASH AND CASH EQUIVALENTS RECEIVED IN THE PURCHASE OF GRANITE STATE BANK	25,505	—

CASH AND CASH EQUIVALENTS, end of period	$127,113	$118,156

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$17,701	$10,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(21)
Impairment charge on investment securities	—	6,300
Increase in cash value of life insurance	(954)	(211)
Net amortization of premiums on investment securities	3,146	3,542
Depreciation and amortization	1,812	1,859
Change in accrued interest receivable	(2,463)	(1,160)
Change in accrued interest payable	(299)	(398)
Deferred taxes	—	5,937
Change in other assets and liabilities	8,326	1,299

Total adjustments	9,568	17,147

NET CASH PROVIDED BY OPERATING ACTIVITIES	$27,269	$27,219

Supplemental Schedule of Noncash Investing and Financing Activities Purchase of Granite State Bank:
Cash and cash equivalents acquired	$25,505
Fair value of assets acquired	103,559
Liabilities assumed	(102,364)

Purchase price of acquisition	$26,700

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which is located in Costa Mesa, California, which provides automobile and equipment leasing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of California. The Bank operates 39 Business Financial Centers with its headquarters located in the city of Ontario. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment.

     Investment Securities - The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At March 31, 2005, all of the Company’s investment securities are classified as available-for-sale.

     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2005, the Company had entered into commitments with certain customers amounting to $866.8 million compared to $762.9 million at December 31, 2004. Letters of credit at March 31, 2005, and December 31, 2004, were $71.8 million and $71.5 million, respectively.

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

     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. The allowance for loan and lease losses was $23.9 million as of March 31, 2005. This represents an increase of $1.44 million when compared with an allowance for loan and lease losses of $22.5 million as of December 31, 2004. The increase was primarily due to the allowance for loan and lease losses acquired from Granite State Bank of $756,000 and the loan recoveries of $771,000, net of charge-off loans of $89,000 during the first quarter of 2005.

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

     At March 31, 2005, impaired loans totaled $9,000. These loans were supported by collateral with a fair market value, net of prior liens, of $18,000.

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

     Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There is no other real estate owned at March 31, 2005 and December 31, 2004.

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

     Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2004 and did not record any impairment of goodwill. At March 31, 2005 goodwill was $28.8 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142), of which $9.2 million was a result of the Granite State Bank acquisition on February 25, 2005. As of March 31, 2005, intangible assets that continue to be subject to amortization include core deposits of $14.8 million (net of $5.4 million of accumulated amortization), of which $9.0 million was a result of the Granite State Bank acquisition on February 25, 2005. The Bank is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. Amortization expense for such intangible assets, excluding the Granite State Bank acquisition, was $296,000 for the three months ended March 31, 2005. Estimated amortization expense, for the remainder of 2005 is expected to be $865,000. Estimated amortization expense, for the succeeding five fiscal years is $1.15 million for years one to three, $552,000 for year four and $498,000 for year five. The weighted average remaining life of intangible assets is approximately 4.3 years.

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The actual number of shares outstanding at March 31, 2005 was 61,666,993. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended March 31,
	2005			2004
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$17,701	61,115	$0.29	$10,072	60,460	$0.17
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		615	0.00		1,040	(0.01)

DILUTED EPS
Income available to common stockholders	$17,701	61,730	$0.29	$10,072	61,500	$0.16

     Stock-Based Compensation - At March 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income, as reported	$17,701	$10,072
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	337	154

Pro forma net income	$17,364	$9,918

Earnings per share:
Basic - as reported	$0.29	$0.17
Basic - pro forma	$0.28	$0.16
Diluted - as reported	$0.29	$0.16
Diluted - pro forma	$0.28	$0.16

     The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. There were no options granted during the first three months in 2005. There were 266,000 options granted during the first three months in 2004. The fair value of each stock option granted in 2004 was estimated on the date of the grant using the following weighted-average assumptions as of March 31, 2004: (1) expected dividend yield of 2.3%; (2) risk-free interest rate of 2.8%; (3) expected volatility of 37.6%; and (4) expected lives of options of 6.4 years.

     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold. Cash flows from loans and deposits are reported net.

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

     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS No. 123R is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. Therefore, we will begin to expense options in the first quarter of 2006, unless further amended by the Securities Exchange Commission. Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

     Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation.

     Shareholder Rights Plan - In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.

     In early 2004, the Company experienced a burglary at one of its business financial centers. The burglary resulted in a loss to our customers of items located in their safe deposit boxes. The Company had been compensating its customers for their losses with the acknowledgement of the insurance company that they were not confirming or denying coverage to us under our insurance policies. The

Company paid $400,000 on these claims. In early fall, the insurance company ceased approving these claims.

     At the end of 2004, it became apparent that the insurance company may deny coverage of our claims. Therefore, the Company reserved an additional $2.2 million as an estimate of claims yet to be paid as of December 31, 2004. During the first quarter of 2005, the insurance company expressed its interest to settle these claims. The Company settled with the insurance company in April 2005 agreeing to reimburse the Company for all of the claims paid. As a result, we reversed the reserve for claims of $2.6 million effective the first quarter of 2005. This amount is included in other operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2004 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.

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

     Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. We believe the recent rise in interest rates may relieve some of the pressure on our net interest margin. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them. See the Risk Management section of this Item 2.

     Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we are still subject to any changes in the economy in our market area. Although we do not originate mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at March 31, 2005 reflects that growth from March 31, 2004.

     Our growth in loans and investments compared with the first quarter of 2004 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 0.70% for the first quarter of 2005.

     On February 25, 2005, we acquired Granite State Bank (“Granite”). The Company issued 696,049 common shares and $13.3 million in cash to Granite shareholders in connection with the acquisition.

     Granite had total assets of $111.4 million, total loans of $62.8 million and total deposits of $103.1 million as of the acquisition date, February 25, 2005. Granite had two offices, one in Monrovia and one in South Pasadena. These two offices are operating as business financial centers of the Bank

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

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

     We classify securities as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, except for mortgage-related securities as discussed in the previous paragraph. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

     Income Taxes: We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are realizable.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

     We reported net earnings of $17.7 million for the three months ended March 31, 2005. This represented an increase of $7.6 million or 75.75%, over net earnings of $10.1 million, for the three months ended March 31, 2004. Basic earnings per share for the three-month period increased to $.29 per share for 2005, compared to $0.17 per share for 2004. Diluted earnings per share increased to $.29 per share for the first three months of 2005, compared to $0.16 per share for the same three-month period last year. The annualized return on average assets was 1.58% for the first three months of 2005 compared to a return on average assets of 1.03% for the three months ended March 31, 2004. The annualized return on average equity was 21.86% for the three months ended March 31, 2005, compared to a return of 13.79% for the three months ended March 31, 2004.

     In early 2004, the Company experienced a burglary at one of its business financial centers. The burglary resulted in a loss to our customers of items located in their safe deposit boxes. The Company had been compensating its customers for their losses with the acknowledgement of the insurance company that they were not confirming or denying coverage to us under our insurance policies. The Company paid $400,000 on these claims. In early fall, the insurance company ceased approving these claims.

     At the end of 2004, it became apparent that the insurance company may deny coverage of our claims. Therefore, the Company reserved an additional $2.2 million as an estimate of claims yet to be paid as of December 2004. During the first quarter of 2005, the insurance company expressed its interest in settling these claims. The Company settled with the insurance company in April 2005 agreeing to reimburse the Company for all of the claims paid. This allowed the Company to reverse the $2.6 million estimated robbery loss in the first quarter of 2005. This amount is included in other operating expenses.

     During the first quarter of 2004, the Company wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on a variable rate related to LIBOR (London Interbank Offered Rate). Consequently, the value of these securities declined as the result of historically low interest rates. Since this loss of value was deemed other-than-temporary, the Company charged $6.3 million against earnings in the first quarter of 2004 to adjust for the impairment of these preferred securities.

     During the three months ended March 31, 2005 and 2004, the Company had no net gains or losses on sales of securities or sales of other real estate owned.

     Net earnings, excluding the settlement of the robbery, totaled $16.0 million for the three months ended March 31, 2005. This represented an increase of $1.7 million, or 11.63%, compared to net earnings, excluding the impact of the other-than-temporary impairment write-down on investment securities, of $14.3 million for the first three months of 2004.

     The following table reconciles the differences in net earnings with and without the settlement of robbery loss and the other-than-temporary impairment write-down in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	For the Three Months
	Ended March 31,
	2005			2004
				Before
	Before	Income	Net	Income	Income	Net
	Income Taxes	Taxes	Earnings	Taxes	Taxes	Earnings
	( amounts in thousands )
Net earnings without the settlement of robbery loss and other-than-temporary impairment write-down	$24,719	$8,703	$16,016	$21,140	$6,792	$14,348
Settlement of robbery loss	2,600	915	1,685
Other-than-temporary impairment write-down	—	—	—	(6,300)	(2,024)	(4,276)

Net Earnings as reported	$27,319	$9,618	$17,701	$14,840	$4,768	$10,072

     We have presented net earnings without the settlement of robbery loss and the other-than-temporary impairment write-down on investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.

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

     The Company’s net interest income totaled $40.9 million for the three months ended March 31, 2005. This represented an increase of $5.4 million, or 15.11%, over net interest income of $35.5 million for the same period in 2004. The increase in net interest income of $5.4 million resulted from a $10.0 million increase in interest income, offset by a $4.7 million increase in interest expense. The $10.0 million increase in interest income resulted from the $592.1 million increase in average earning assets and an increase in average yield on earning assets to 5.40% for the first three months of 2005 from 5.14% for the same period in 2004. The $4.7 million increase in interest expense resulted from a $385.0 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 2.11% for the first three months of 2005 from 1.66% for the same period in 2004.

     Interest income totaled $56.0 million for the first three months of 2005. This represented an increase of $10.0 million, or 21.86%, compared to total interest income of $46.0 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $3.69 billion in the first three months of 2004 to $4.29 billion in the same period in 2005. This represents a 16.02% increase for the first three months of 2005 over the same period last year and an increase in the average yield on earning assets by 26 basis points.

     Interest expense totaled $15.1 million for the first three months of 2005. This represented an increase of $4.7 million, or 44.98%, over total interest expense of $10.4 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities and an increase in the cost of these liabilities by 45 basis points.

     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the three-month periods ended March 31, 2005, and 2004. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	As of March 31, 2005			As of March 31, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable (1)	$1,743,110	$18,704	4.29%	$1,531,136	$15,238	4.01%
Tax preferenced (2)	383,741	4,087	5.75%	356,598	3,971	5.89%
Investment in FHLB stock	55,245	475	3.44%	39,590	490	4.95%
Federal Funds Sold & Interest Bearing Deposits with other institutions	5,614	37	2.66%	879	2	0.93%
Loans (3) (4)	2,099,313	32,693	6.32%	1,766,715	26,250	5.98%

Total Earning Assets	4,287,023	55,996	5.40%	3,694,918	45,951	5.14%
Total Non Earning Assets	262,681			230,954

Total Assets	$4,549,704			$3,925,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand Deposits	$1,336,937			$1,102,699
Savings Deposits (5)	1,094,457	$2,553	0.95%	1,001,387	$1,757	0.71%
Time Deposits	496,630	2,508	2.05%	535,828	1,926	1.45%

Total Deposits	2,928,024	5,061	0.70%	2,639,914	3,683	0.56%

Other Borrowings	1,279,766	9,998	3.12%	948,650	6,704	2.80%

Interest Bearing Liabilities	2,870,853	15,059	2.11%	2,485,865	10,387	1.66%

Total deposits and borrowings	4,207,790			3,588,564
Other Liabilities	13,495			43,600
Stockholders’ Equity	328,419			293,708

Total Liabilities and Stockholders’ Equity	$4,549,704			$3,925,872

Net interest income		$40,937			$35,564

Net interest spread - tax equivalent			3.29%			3.48%
Net interest margin			3.96%			3.99%
Net interest margin - tax equivalent			3.99%			4.02%
Net interest margin excluding loan fees			3.76%			3.78%
Net interest margin excluding loan fees - tax equivalent			3.79%			3.82%

(1)	Includes short-term interest-bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.26% and 2004 was 4.42%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $2,074 and 2004, $1,848.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $9 and 2004, $719.

(5)	Includes interest-bearing demand and money market accounts

     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s taxable equivalent (TE) net interest margin declined slightly from 4.02% for the first three months of 2004 to 3.99% for the first three months of 2005. The decrease in the net interest margin over the same period last year is the result of a number of factors. The most significant of which includes changes in the mix of assets and liabilities as follows:

•	Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 29.84% in the first three months of 2004 to 31.19% for the same period in 2005

•	Decrease in average interest-bearing liabilities as a percent of average earning assets from 67.28% (TE) in the first three months of 2004 to 66.97% (TE) for the same period in 2005

•	Increase in average borrowings as a percent of average earning assets from 25.67% in the first three months of 2004 to 29.85% in the same period of 2005

•	Decrease in average investment securities as a percent of average earning assets from 52.19% in the first three months of 2004 to 51.03% in the same period of 2005

•	Interest expense as a percent of average earning assets increased from 1.12% in the first three months of 2004 to 1.41% in the same period of 2005, an increase of 29 basis points

It is difficult to attribute the above changes to any one factor. However, the banking and financial service businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.29% for the first three months of 2005 and 3.48% for the same period last year. The decrease in the net interest spread for the three months ended March 31, 2005 resulted from a 26 basis point increase in the yield on earning assets offset by a 45 basis point increase in the cost of interest-bearing liabilities, thus generating a 19 basis point decrease in the net interest spread over the same period last year.

     The yield (TE) on earning assets increased to 5.40% for the first three months of 2005, from 5.14% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 48.97% in the first three months of 2005 from 47.81% for the same period in 2004. Average investments as a percent of earning assets decreased to 49.61% in the first three months of 2005 from 51.09% for the same period in 2004. There were no federal funds invested in 2005. Average federal funds sold as a percent of earning assets was 0.02% for the first three months in 2004. As a result of the Granite State Bank acquisition, we inherited the investment in interest-bearing deposits with other financial institutions. The average interest-bearing deposits with other financial institutions as a percent of earning assets was 0.13% for the first three months in 2005. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first three months of 2005 increased to 6.32% as compared to 5.98% for the same period in 2004 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2005 increased to 4.55% compared to 4.37% for the same period in 2004 as a result of an increase in average investment balances and an increase in interest rates. The increase in the yield on earning assets for the first three months of 2005 was the result of higher yields on loans and investments.

     The cost of average interest-bearing liabilities increased to 2.11% for the first three months of 2005 as compared to 1.66% for the same period in 2004, reflecting a recent increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 29.85% during the first three months of 2005 as compared to 25.67% for the same period in 2004. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2005 increased to 1.29% as compared to 0.96% for the same period in 2004, reflecting the recent increase in interest rates and the competition for interest-bearing deposits. The cost of borrowings for the first three months of 2005 increased to 3.12% as compared to 2.80% for the same period in 2004, also reflecting the recent increase in interest rates. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	2005 Compared to 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$2,244	$1,063	$159	$3,466
Tax-advantaged securities	$281	$(125)	$(40)	116
Fed funds sold & interest-bearing deposits with other institutions	$11	$4	$20	35
Investment in FHLB stock	$194	$(149)	$(60)	(15)
Loans	$4,904	$1,481	$58	6,443

Total interest on earning assets	7,634	2,274	137	10,045

Interest Expense:
Savings deposits	$163	$593	$40	796
Time deposits	$(140)	$793	$(71)	582
Other borrowings	$2,318	$759	$217	3,294

Total interest on interest-bearing liabilities	2,341	2,145	186	4,672

Net Interest Income	$5,293	$129	$(49)	$5,373

     Interest and Fees on Loans

     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $32.7 million for the first three months of 2005. This represented an increase of $6.4 million, or 24.54%, over interest and fees on loans of $26.2 million for the same period in 2004. The increase in interest and fees on loans for the first three months of 2005 reflects increases in the average balance of loans and the recent increase in interest rates. The yield on loans increased to 6.32% for the first three months of 2005, compared to 5.98% for the same period in 2004. Deferred loan origination fees, net of costs, totaled $15.3 million at March 31, 2005. This represented an increase of $7.4 million, or 93.14%, from deferred loan origination fees, net of costs, of $7.9 million at March 31, 2004. The increase was primarily contributed by Golden West Enterprises auto and equipment leases.

     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2005 and 2004.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $2.1 million for the first three months of 2005, as compared to $1.8 million for the same period in 2004, an increase of $227,000, or 12.26%.

Interest on Investments

     The second most important component of interest income is interest on investments, which totaled $22.8 million for the first three months of 2005. This represented an increase of $3.6 million, or 18.65%, over interest on investments of $19.2 million for the same period in 2004. The increase in interest on investments for the first three months of 2005 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 4.55% for the first three months of 2005, compared to 4.37% for the same period in 2004 as a result of the recent increase in interest rates.

Provision for Credit Losses

     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first three months of 2005 or 2004 and we believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management - Credit Risk” herein.

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

     Other operating income totaled $7.1 million for the first three months of 2005. This represents an increase of $6.3 million, or 805.79%, from other operating income of $0.8 million for the same period in 2004, including other-than-temporary impairment write-down of investment securities in 2004. The increase was the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac in the first three months of 2004. Other operating income without the other-than-temporary impairment write-down of investment securities in 2004 would have been $7.1 million for the first three months in 2004, which is the same as 2005.

     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 14.74% for the first three months of 2005, as compared to 2.15% for the same period in 2004. Excluding the other-than-temporary impairment write-down of investment securities, other operating income as a percent of net revenues would have been 14.74% for the first three months of 2005, as compared to 16.60% for the same period in 2004.

     The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Other Operating Income Reconciliation
	For the Three Months
	Ended March 31,
	2005			2004
	Without other-			Without other-
	than-temporary	Other-than		than-temporary	Other-than
	impairment	temporary	Reported	impairment	temporary	Reported
	write-down	write-down	earnings	write-down	write-down	earnings
	( amounts in thousands )
Other Operating Income	$7,079	$—	$7,079	$7,081	$(6,300)	$781

Net Revenues	$48,015	$—	$48,015	$42,645	$(6,300)	$36,345

Percent of Other Operating Income to Net Revenues	14.74%	—	14.74%	16.60%	100.00%	2.15%

     There were no gains on sales of securities in 2005 and 2004. We have presented other operating income without the other-than-temporary impairment write-down of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of these items. We believe the reader will be able to more easily assess the results of the Company’s operations and business.

     Service charges on deposit accounts totaled $3.0 million in the first three months of 2005. This represented a decrease of $751,000, or 19.81% from service charges on deposit accounts of $3.8 million for the same period in 2004. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the decrease in service charges on deposit accounts in 2005 was the higher average demand deposit balances that resulted in a higher account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 42.97% of other operating income in the first three months of 2005, as compared to 485.36% in the same period in 2004.

     Wealth Management consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Trust Services generated fees of $1.2 million in the first three months of 2005. Fees generated by Trust Services in the first three months of 2005 increased $70,000, or 6.02% over fees generated by the Trust Services of $1.2 million in the same period in 2004. Fees generated by the Trust Services represented 17.41% of other operating income in the first three months of 2005, as compared to 148.75% for the same period in 2004.

     Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $446,000 in the first three months of 2005. This represented an increase of $71,000, or 18.90%, over fees generated of $375,000 for the same period in 2004. Fees generated by Investment Services represented 6.30% of other operating income in the first three months of 2005, as compared to 47.98% for the same period in 2004.

     Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $604,000 in the first three months of 2005. This represented an increase of $179,000, or 41.95%, over fees generated of $425,000 for the same period in 2004. Fees generated by Bankcard represented 8.53% of other operating income in the first three months of 2005, as compared to 54.43% for the same period in 2004. The increase in Bankcard fees can primarily be attributed to an increase in the number of customers using merchant bankcard services.

     Bank Owned Life Insurance (“BOLI”) income totaling $342,000 in the first three months of 2005. This represented an increase of $131,000, or 62.02%, over the BOLI income generated of $211,000 for the same period in 2004.

     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., generated fees totaling $1.4 million in the first three months of 2005. This represented an increase of $298,000, or 26.77%, over other fees and income generated of $1.1 million for the same period in 2004.

     Other fees and income also includes revenue from Community Trust Deed Services, a subsidiary of the Company. Total revenue was approximately $15,000 in the first three months of 2005 and $15,000 for the same period in 2004. Other fees and income represented 19.96% of other operating income in the first three months of 2005, as compared to 142.65% for the same period in 2004.

Other Operating Expenses

     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, amortization of intangibles, and other expenses. Other operating expenses totaled $20.7 million for the first three months of 2005. This represents a decrease of $808,000, or 3.76% from other operating expenses of $21.5 million for the same period in 2004. The decrease is partially due to the reversal of $2.6 million in estimated robbery loss in the first three months of 2005.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.84% for the first three months of 2005, compared to a ratio of 2.06% for the same period in 2004. The decrease in percentage was primarily due to the increase in total average assets for the three months ended March 31, 2005 as compared to the same period in 2004.

     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2005, the efficiency ratio was 43.10%, compared to a ratio of 59.17% for the same period in 2004. The decrease was primarily due to the reversal of $2.6 million estimated robbery loss as a result of the settlement in the first three months of 2005 and the impact of the $6.3 million other-than-temporary impairment write-down in the first three months of 2004. Without the settlement of robbery loss and the impairment charge on investment securities, the efficiency ratio would have been 48.52% in 2005 as compared to 50.43% in 2004.

     The following table reconciles the differences in operating efficiency ratio with and without the settlement of robbery loss and other-than-temporary impairment write-down of investment securities:

	Operating Efficiency Ratio Reconciliation
	For the Three Months
	Ended March 31,
	2005			2004
				Without other-
	Without			than-temporary	Other-than
	settlement of	Settlement of	Reported	impairment	temporoary	Reported
	robbery loss	robbery loss	earnings	write-down	write-down	earnings
			( amounts in thousands )
Other Operating Expense	$23,297	$(2,600)	$20,697	$21,505	$—	$21,505

Net Revenues	$48,016	$—	$48,016	$42,645	$(6,300)	$36,345

Operating Efficiency Ratio	48.52%		43.10%	50.43%		59.17%

     We have presented the operating efficiency ratio without the settlement of robbery loss and the other-than-temporary impairment write-down of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily assess the results of the Company’s operations and business.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $13.1 million for the first three months of 2005. This represented an increase of $1.4 million, or 11.95%, over salaries and related expenses of $11.7 million for the same period in 2004. The increases for 2005 primarily resulted from increased staffing levels and annual salary adjustments. At March 31, 2005, we employed 652 full time equivalent employees, compared to 649 full time equivalent employees at March 31, 2004. Salaries and related expenses as a percent of average assets increased to 1.17% for the first three months of 2005, compared to 1.13% for the same period in 2004.

     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $2.0 million for the first three months of 2005. This represented an increase of $224,000, or 12.63%, over occupancy expense of $1.8 million for the same period in 2004. The increase in occupancy expense is primarily due to the on-going remodeling and upkeep of our facilities. Equipment expense totaled $1.7 million for the first three months of 2005. This represented a decrease of $112,000, or 6.01%, over the $1.9 million expense for the same period in 2004.

     Stationary and supplies expense totaled $1.2 million for the first three months of 2005. This represented a decrease of $24,000, or 1.98%, from the expense of $1.2 million for the same period in 2004. Professional services totaled $1.0 million for the first three months of 2005. This represented a decrease of $96,000 or 8.56%, from an expense of $1.1 million for the same period in 2004. Promotion expense totaled $1.8 million for the first three months of 2005. This represented an increase of $276,000, or 18.16%, over an expense of $1.5 million for the same period in 2004. Data processing expense totaled $357,000 for the first three months of 2005. This represented an increase of $3,000, or 0.93%, over an expense of $354,000 for the same period in 2004.

     The amortization expense of intangibles totaled $296,000 for the first three months of 2005 and 2004. The Bank is in the process of obtaining valuations of certain assets of the acquisition of Granite State Bank; thus, amortization of intangible assets is not included in the first three months of 2005.

     Other operating expense totaled negative $859,000 for the first three months of 2005. This represented a decrease of $2.5 million, or 152.84%, from an expense of $1.6 million for the same period in 2004. The decrease is primarily due to the reversal of $2.6 million of estimated robbery loss as a result of the settlement with the insurance company.

Income Taxes

     The Company’s effective tax rate for the first three months of 2005 was 35.21%, compared to 32.13% for the same period in 2004. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

     The Company reported total assets of $4.83 billion at March 31, 2005. This represented an increase of $321.0 million, or 7.12%, over total assets of $4.51 billion at December 31, 2004. Earning assets totaled $4.50 billion at March 31, 2005, increasing $248.2 million, or 5.83%, over earning assets of $4.26 billion at December 31, 2004. Total liabilities were $4.51 billion at March 31, 2005, up $314.2 million, or 7.49%, over total liabilities of $4.19 billion at December 31, 2004. Total equity increased $6.7 million, or 2.13%, to $324.2 million at March 31, 2005, compared with total equity of $317.5 million at December 31, 2004.

Investment Securities

     The Company reported total investment securities of $2.27 billion at March 31, 2005. This represented an increase of $185.4 million, or 8.89%, over total investment securities of $2.09 billion at December 31, 2004. Investment securities comprise 50.41% of the Company’s total earning assets at March 31, 2005.

     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2005, securities held as available-for-sale had a fair market value of $2.27 billion, representing 97.52% of total investment securities, with an amortized cost of $2.29 billion. At March 31, 2005, the net unrealized holding loss on securities available-for-sale was $17.5 million and that resulted in accumulated other comprehensive loss of $10.1 million (net of $7.4 million in deferred taxes). At December 31, 2004, the Company reported net unrealized gains on investment securities available-for-sale of $15.3 million and accumulated other comprehensive income of $8.9 million (net of deferred taxes of $6.4 million).

Table 3 sets forth investment securities at March 31, 2005 and December 31, 2004.

	March 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$499	$—	$(3)	$496	0.02%
Mortgage-backed securities	1,359,665	3,789	(27,773)	1,335,681	58.83%
CMO’s / REMIC’s	507,559	273	(4,563)	503,269	22.17%
Government agency & government-sponsored enterprises	22,996	—	(568)	22,428	0.99%
Municipal bonds	338,368	17,502	(2,937)	352,933	15.54%
FHLMC preferred stock	58,340	—	(3,215)	55,125	2.43%
Other securities	518	—	—	518	0.02%

Total Investment Securities	$2,287,945	$21,564	$(39,059)	$2,270,450	100.00%

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(2)	$496	0.02%
Mortgage-backed securities	1,360,304	8,759	(8,729)	1,360,334	65.25%
CMO’s / REMIC’s	345,285	1,252	(910)	345,627	16.58%
Government agency & government-sponsored enterprises	18,987	—	(230)	18,757	0.90%
Municipal bonds	285,752	21,293	(468)	306,577	14.70%
FHLMC preferred stock	58,340	—	(5,635)	52,705	2.53%
Other securities	518	—	—	518	0.02%

Total Investment Securities	$2,069,684	$31,304	$(15,974)	$2,085,014	100.00%

     The weighted-average yield (TE) on the investment portfolio at March 31, 2005 was 4.38% with a weighted-average life of 3.78 years. This compares to a yield of 4.38% at December 31, 2004 with a weighted-average life of 3.6 years and a yield of 4.37% at March 31, 2004 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

     Approximately 90.80% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of March 31, 2005 and December 31, 2004.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	March 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury Obligation	$496	$3	$—	$—	$496	$3
Mortgage-backed securities	713,377	9,877	525,778	17,895	1,239,155	27,772
CMO/REMICs	241,557	2,868	107,816	1,696	349,373	4,564
Government agency & government- sponsored enterprises	6,409	76	16,019	492	22,428	568
Municipal bonds	101,811	2,596	7,210	341	109,021	2,937
FHLMC Preferred Stock	55,125	3,215	—	—	55,125	3,215

	$1,118,775	$18,635	$656,823	$20,424	$1,775,598	$39,059

	December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$496	$2	$—	$—	$496	$2
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/REMICs	90,111	681	52,014	229	142,125	910
Government agency & Government- sponsered enterprises	12,711	179	6,047	51	18,758	230
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	52,705	5,635	—	—	52,705	5,635

	$396,345	$7,530	$571,806	$8,444	$968,151	$15,974

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 and December 31, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

     Despite the unrealized loss position of these securities, we have concluded, as of March 31, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

     At March 31, 2005 and December 31, 2004, investment securities having an amortized cost of approximately $1.84 billion and $1.66 million, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

     At March 31, 2005, we reported total loans, net of deferred loan fees, of $2.18 billion. This represents an increase of $43.9 million, or 2.05%, over total loans, net of deferred loan fees, of $2.14 billion at December 31, 2004. Total loans, net of deferred loan fees, comprise 48.49% of our total earning assets.

Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	March 31, 2005		December 31, 2004
Commercial and Industrial	$928,129	42.2%	$905,139	42.0%
Real Estate:
Construction	224,736	10.2%	235,849	10.9%
Mortgage	668,644	30.4%	553,000	25.7%
Consumer, net of unearned discount	44,015	2.0%	38,521	1.8%
Municipal lease finance receivables	79,080	3.6%	71,675	3.3%
Auto and equipment leases	53,316	2.4%	52,783	2.4%
Agribusiness	201,358	9.2%	297,659	13.9%

Gross Loans	2,199,278	100.0%	2,154,626	100.0%
Less:
Allowance for credit losses	(23,932)		(22,494)
Deferred net loan fees	(15,257)		(14,552)

Net Loans	$2,160,089		$2,117,580

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

Non-performing Assets

     As set forth in Table 5, non-performing assets were $9,000 at March 31, 2005, an increase of $7,000 or 452.89%, from $2,000 at December 31, 2004. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. In addition, we had loans classified as impaired at March 31, 2005 totaling $9,000. This represents an increase of $7,000, or 452.89%, compared to loans classified as impaired of $2,000 at December 31, 2004.

     Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-Performing Assets (dollar amount in thousands)

	March 31,	December 31,
	2005	2004
	(amounts in thousands)
Nonaccrual loans	$9	$2
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	—	—

Total nonperforming assets	$9	$2

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%

Percentage of nonperforming assets to total assets	0.00%	0.00%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of March 31, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

     At March 31, 2005 and December 31, 2004, the Company held no properties as other real estate owned.

Deposits

     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

     At March 31, 2005, total deposits were $3.02 billion, representing an increase of $142.2 million, or 4.94%, from total deposits of $2.88 billion at December 31, 2004. Average total deposits for the first three months of 2005 were $2.93 billion. The comparison of average balances for the first three months of 2005 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	March 31, 2005		December 31, 2004
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,388,942	46.0%	$1,322,255	46.0%
Interest bearing deposits
Savings Deposits	1,117,865	37.0%	1,072,619	37.3%
Time deposits	510,387	17.0%	480,165	16.7%

Total deposits	$3,017,194	100.0%	$2,875,039	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.39 billion at March 31, 2005, representing an increase of $66.7 million, or 5.04%, from total demand deposits of $1.32 billion at

December 31, 2004. Non-interest-bearing demand deposits represented 46.03% of total deposits as of March 31, 2005 and 45.99% of total deposits as of December 31, 2004.

     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.12 billion at March 31, 2005, representing an increase of $45.2 million, or 4.22%, from savings deposits of $1.07 billion at December 31, 2004.

     Time deposits totaled $510.4 million at March 31, 2005 of which $30.2 million were brokered. This represented an increase of $30.2 million, or 6.29%, over total time deposits of $480.2 million at December 31, 2004.

Other Borrowed Funds

     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 30.41% as of March 31, 2005, as compared to 28.25% as of December 31, 2004.

     During 2005 and 2004, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $351.0 million and $226.0 million under these agreements at March 31, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 2.46% and 2.14% at March 31, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $855.0 million and $830.0 million under these agreements at March 31, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 3.17% and 3.05% at March 31, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2005 and December 31, 2004 the amounts held by the Bank in the TT&L Note Option Program were $2.1 million and $6.5 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 53 and 34 basis points less than the average weekly federal funds rate, which was 1.94% and 1.35% at March 31, 2005 and December 31, 2004, respectively.

     At March 31, 2005, borrowed funds totaled $1.36 billion, representing an increase of $170.7 million, or 14.31%, from total borrowed funds of $1.19 billion at December 31, 2004.

Aggregate Contractual Obligations

     The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,017,194	$2,977,049	$29,837	$10,173	$135
FHLB and Other Borrowings	1,361,000	476,000	785,000	—	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,503	776	1,433	1,433	3,861
Operating Leases	16,846	3,979	6,577	3,814	2,476

Total	$4,485,019	$3,457,804	$822,847	$15,420	$188,948

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

Off-Balance Sheet Arrangements

     At March 31, 2005, we had commitments to extend credit of approximately $866.8 million and obligations under letters of credit of $71.8 million and available lines of credit totaling $911.0 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

     The following table summarizes the off-balance sheet arrangements at March 31, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	( Amounts in thousands )
2005
Commitment to extend credit	866,811	380,018	46,269	79,593	360,931
Obligations under letters of credit	71,787	58,009	1,596	12,182	—

Total	$938,598	$438,027	$47,865	$91,775	$360,931

Liquidity and Cash Flow

     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2005, the Bank’s loan to deposit ratio averaged 71.70%, compared to an average ratio of 66.92% for the same period in 2004.

     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2005, approximately $78.5 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

     Net cash provided by operating activities totaled $27.3 million for the first three months of 2005, compared to $27.2 million for the same period last year. The increase was primarily the result of the interest received, and a reduction in cash paid to suppliers and employees.

     Net cash used in investing activities totaled $213.1 million for the first three months of 2005, compared to $150.5 million used by investing activities for the same period in 2004. The increase was primarily the result of an increase in the purchase of investment securities, offset by a decrease in loans.

     Funds provided by financing activities totaled $203.0 million for the first three months of 2005, compared to funds provided by financing activities of $129.5 million for the same period last year. The increase in net cash provided by financing activities was primarily the result of increase in short-term borrowings during the period.

     At March 31, 2005, cash and cash equivalents totaled $127.1 million. This represented an increase of $5.7 million, or 19.05%, from a total of $118.2 million at March 31, 2004 and an increase of $42.7 million, or 50.61%, from a total of $84.4 million at December 31, 2004.

Capital Resources

     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2005, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

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

     The Company’s equity capital was $324.2 million at March 31, 2005. This represented an increase of $6.7 million, or 2.13% over equity capital of $317.5 million at December 31, 2004. The Company’s 2004 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2005, and December 31, 2004.

Table 6 — Regulatory Capital Ratios

	Required
	Minimum	March 31, 2005		December 31, 2004
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.34%	11.63%	12.58%	11.89%
Total	8.00%	13.19%	12.49%	13.42%	12.73%
Leverage ratio	4.00%	8.27%	7.80%	8.30%	7.83%

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

     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first three months of 2005 and 2004.

     At March 31, 2005, we reported an allowance for credit losses of $23.9 million. This represented an increase of $1.4 million, or 6.39%, from the allowance for credit losses of $22.5 million at December 31, 2004. The increase is primarily due to the allowance for loan and lease losses acquired from Granite State Bank of $756,000 and the recoveries exceeding charge-offs for the first quarter of 2005.

     At March 31, 2005, we had loans classified as impaired totaling $9,000. This represents an increase of $7,000, or 452.89%, compared to loans classified as impaired of $2,000 at December 31, 2004. The ratio of impaired loans to gross loans and leases was negligible at March 31, 2005 and December 31, 2004 respectively.

     Non-performing loans, which include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans, totaled $9,000 at March 31, 2005. This represented an increase of $7,000, or 452.89%, from non-performing loans of $2,000 at December 31, 2004. The ratio of non-performing loans to gross loans and leases was negligible at March 31, 2005 and December 31, 2004, respectively. Nonaccrual loans increased $7,000, or 452.89%, to $9,000 at March 31, 2005, from $2,000 at December 31, 2004.

TABLE 7 — Summary of Credit Loss Experience

	Three months ended March 31,
	2005	2004
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,184,021	$1,812,487

Average Total Loans Outstanding (1)	$2,099,313	$1,766,715

Allowance for Credit Losses:
Beginning of Period	$22,494	$21,282
Acquisition of Granite State Bank	756	—
Loans Charged-Off:
Real Estate Loans	—	83
Commercial and Industrial	88	154
Consumer Loans	1	71

Total Loans Charged-Off	89	308

Recoveries:
Real Estate Loans	465	146
Commercial and Industrial	262	863
Consumer Loans	44	22

Total Loans Recovered	771	1,031

Net Loans Charged-Off (Recovered)	(682)	(723)

Provision Charged to Operating Expense	—	—

Allowance for Credit Losses at End of period	$23,932	$22,005

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.03%	-0.04%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.03%	-0.04%
Allowance for Credit Losses to Average Total Loans	1.14%	1.25%
Allowance for Credit Losses to Total Loans at End of Period	1.10%	1.21%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-2.85%	-3.29%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	—

     While we believe that the allowance at March 31, 2005, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

     Approximately $1.84 billion, or 80.44%, of the total investment portfolio at March 31, 2005 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

     The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2005:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 3.48%	)
- 200 basis points	( 0.93%	)

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. We also evaluate the cost-benefit relationship of controls and procedures.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (without adjustment for stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. There were no shares purchased as part of publicly announced plan or program during the first quarter of 2005. However, in connection with the satisfaction of the exercise price of stock options granted pursuant to our stock option plans, we acquired 20,934 shares of our common stock from various employees and directors outside of our repurchase plan during the first quarter of 2005. As of March 31, 2005, 1,451,196 shares are available to be repurchased in the future under this repurchase plan.

     The follow table provides the information with respect to the purchases made during the first quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES
For the Three
Months Ended March 31, 2005

				Total Number of
		Total		Shares purchased as	Maximum Number of
		Number of		Part of Publicly	Shares that May Yet Be
		Shares	Average Price	Announced Plans or	Purchased Under the Plans
Beginning date	Ending date	purchased	Paid per Share	Programs	or Programs
January 1	January 31	20,934	$19.85	—	1,451,196
February 1	February 28	—	—	—	1,451,196
March 1	March 31	—	—	—	1,451,196
	Total	20,934	$19.85	—

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

CVB FINANCIAL CORP.
(Registrant)

Date: May 6, 2005	/s/ Edward J. Biebrich Jr.

Edward J. Biebrich Jr.
Chief Financial Officer