Form 10-Q
period 2005-06-30
CVB FINANCIAL CORP
filed 2005-08-05
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☑ No ☐
Number of shares of common stock of the registrant: 61,070,276 outstanding as of August 1, 2005.

CVB FINANCIAL CORP.
2005 QUARTERLY REPORT ON FORM 10-Q

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
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2005	2004
ASSETS
Investment securities available-for-sale	$2,143,528	$2,085,014
Interest-bearing balances due from depository institutions	11,281	—
Investment in stock of Federal Home Loan Bank (FHLB)	65,439	53,565
Loans and lease finance receivables	2,296,135	2,140,074
Allowance for credit losses	(24,127)	(22,494)

Total earning assets	4,492,256	4,256,159
Cash and due from banks	128,577	84,400
Premises and equipment, net	39,596	33,508
Intangibles	13,651	6,136
Goodwill	28,735	19,580
Cash value life insurance	70,598	68,233
Accrued interest receivable	20,633	18,391
Deferred tax asset	8,585	4,409
Other assets	9,223	20,195

TOTAL ASSETS	$4,811,854	$4,511,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,394,898	$1,322,255
Interest-bearing	1,597,638	1,552,784

Total deposits	2,992,536	2,875,039
Demand Note to U.S. Treasury	5,079	6,453
Short-term borrowings	452,000	356,000
Long-term borrowings	900,000	830,000
Accrued interest payable	10,663	8,809
Deferred compensation	7,325	7,685
Junior subordinated debentures	82,476	82,476
Other liabilities	24,920	27,066

TOTAL LIABILITIES	4,474,999	4,193,528

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 97,656,250 shares without par; issued and outstanding 61,068,798 (2005) and 60,666,322 (2004))	251,838	236,277
Retained earnings	81,714	72,314
Acumulated other comprehensive income, net of tax	3,303	8,892

Total stockholders’ equity	336,855	317,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,811,854	$4,511,011

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$35,619	$27,136	$68,312	$53,386
Investment securities:
Taxable	18,896	15,189	37,600	30,427
Tax-preferred	4,798	3,656	8,885	7,626

Total investment income	23,694	18,845	46,485	38,053
Dividends from FHLB stock	663	470	1,138	960
Federal funds sold	(1)	1	2	3
Interest bearing deposits with other institutions	98	—	133	—

Total interest income	60,073	46,452	116,070	92,402
Interest expense:
Deposits	6,247	3,605	11,309	7,288
Short-term borrowings	3,283	741	5,246	2,145
Long-term borrowings	6,973	4,869	13,696	8,839
Junior subordinated debentures	1,333	1,330	2,645	2,660

Total interest expense	17,836	10,545	32,896	20,932

Net interest income before provision for credit losses	42,237	35,907	83,174	71,470
Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	42,237	35,907	83,174	71,470
Other operating income:
Service charges on deposit accounts	3,252	3,512	6,293	7,305
Wealth Management services	1,039	1,111	2,271	2,274
Investment services	470	427	916	802
Bankcard services	633	401	1,236	826
BOLI income	1,242	250	1,584	461
Other	703	1,097	2,117	2,212
Gain(loss) on sale of securities, net	(46)	5,212	(46)	5,212
Impairment charge on investment securities	—	—	—	(6,300)

Total other operating income	7,293	12,010	14,371	12,792

Other operating expenses:
Salaries and employee benefits	13,142	11,610	26,288	23,352
Occupancy	1,959	1,907	3,957	3,680
Equipment	2,112	1,855	3,856	3,711
Stationary and supplies	1,346	1,185	2,540	2,404
Professional services	1,195	1,001	2,220	2,122
Promotion	1,573	1,240	3,368	2,760
Data processing	467	377	824	730
Amortization of intangibles	588	296	885	592
Other	1,033	1,533	174	3,158

Total other operating expenses	23,415	21,004	44,112	42,509

Earnings before income taxes	26,115	26,913	53,433	41,753
Income taxes	8,637	9,462	18,254	14,230

Net earnings	$17,478	$17,451	$35,179	$27,523

Basic earnings per common share	$0.28	$0.29	$0.57	$0.46

Diluted earnings per common share	$0.28	$0.29	$0.57	$0.45

Cash dividends per common share	$0.11	$0.12	$0.22	$0.24

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
	(amounts and shares in thousands)
Balance January 1, 2004	48,289	$232,959	$36,482	$17,280
Issuance of common stock	345	1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)
Tax benefit from exercise of stock options		2,196
Cash dividends			(23,821)
Comprehensive income:
Net earnings			61,486		$61,486
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net of taxes $6,074				(8,388)	(8,388)

Comprehensive income					$53,098

Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	383	1,483
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,514
Cash dividends			(14,356)
Comprehensive income:
Net earnings			35,179		$35,179
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net of taxes $4,047				(5,589)	(5,589)

Comprehensive income					$29,590

Balance June 30, 2005	61,069	$251,838	$81,714	$3,303

See accompanying notes to the consolidated financial statements.
     The Company reported net unrealized losses on securities available-for-sale of $20.2 million, net of $14.6 million of tax for the six months ended June 30, 2004. Accumulated other comprehensive loss as of June 30, 2004 was $2.8 million. Comprehensive income for the six months ended June 30, 2004 was $7.4 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$118,732	$96,663
Service charges and other fees received	14,417	13,839
Interest paid	(31,132)	(20,952)
Cash paid to suppliers and employees	(43,024)	(38,239)
Income taxes paid	(10,600)	(2,196)

Net cash provided by operating activities	48,393	49,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	63,756
Proceeds from sales of MBS	126,598	—
Proceeds from repayment of MBS	199,965	215,379
Proceeds from repayment of investment securities available-for-sale	68	—
Proceeds from maturity of investment securities	7,471	25,235
Purchases of investment securities available-for-sale	(71,018)	(58,428)
Purchases of MBS	(328,058)	(493,833)
Purchases of FHLB stock	(11,874)	(7,953)
Net (increase) in loans	(85,859)	(176,521)
Proceeds from sales of premises and equipment	13	41
Purchase of premises and equipment	(8,217)	(1,619)
Purchase of Granite State Bank	12,232	—
Purchase of Bank Owned Life Insurance	—	(50,000)
Other investing activities	—	(1,909)

Net cash used in investing activities	(158,679)	(485,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	5,130	221,584
Net increase (decrease) in time deposits	9,866	(50,429)
Advances from Federal Home Loan Bank	120,000	255,000
Repayment of advances from Federal Home Loan Bank	(36,000)	(67,000)
Net increase in short-term borrowings	80,626	143,797
Cash dividends on common stock	(14,356)	(11,687)
Repurchase of common stock	(12,286)	(1,992)
Proceeds from exercise of stock options	1,483	444

Net cash provided by financing activities	154,463	489,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,177	52,980
CASH AND CASH EQUIVALENTS, beginning of period	84,400	112,008

CASH AND CASH EQUIVALENTS, end of period	$128,577	$164,988

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$35,179	$27,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain/(loss) on sale of investment securities	46	(5,212)
Gain on sale of premises and equipment	(1)	(20)
Impairment charge on investment securities	—	6,300
Increase in cash value of life insurance	(1,040)	(461)
Net amortization of premiums on investment securities	6,976	7,754
Depreciation and amortization	4,114	3,652
Change in accrued interest receivable	(1,957)	(1,174)
Change in accrued interest payable	1,763	41
Change in other assets and liabilities	3,313	10,712

Total adjustments	13,214	21,592

NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,393	$49,115

Supplemental Schedule of Noncash Investing and Financing Activities Purchase of Granite State Bank:
Assets acquired	$85,898
Goodwill	9,155
Intangible assets	8,399
Liabilities assumed	(102,257)

Stock issued	(13,427)

Purchase price of acquisition, net of cash received	$(12,232)

Securities purchased and not settled	$1,393	$—
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, conform to practices within the banking industry, and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
     Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., which is located in Costa Mesa, California, which provides automobile and equipment leasing, dealer financing, and brokers mortgage loans. The Bank also provides trust services to customers through its Wealth Management Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the Inland Empire, San Gabriel Valley, Orange County, Fresno County, Tulare County, and Kern County areas of California. The Bank operates 40 Business Financial Centers with its headquarters located in the city of Ontario. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment.
     Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At June 30, 2005, all of the Company’s investment securities are classified as available-for-sale.
     Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2005, the Company had entered into commitments with certain customers amounting to $837.0 million compared to $762.9 million at December 31, 2004. In addition, letters of credit at June 30, 2005, and December 31, 2004, were $76.8million and $71.5 million, respectively.
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
     Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. The allowance for loan and lease losses was $24.1 million as of June 30, 2005. This represents an increase of $1.6 million when compared with an allowance for loan and lease losses of $22.5 million as of December 31, 2004. The increase was primarily due to the allowance for loan and lease losses acquired from Granite State Bank, in February 2005, of $756,000 and loan recoveries of $1.0 million, offset by $133,000 of charged-off loans as of June 30, 2005.
     A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral. The Company has no impaired loans as of June 30, 2005.
     Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. The impairment loss, if any, would be recorded in noninterest expense.
     Other Real Estate Owned — Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There is no other real estate owned at June 30, 2005 and December 31, 2004.
     Business Combinations and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.
     At June 30, 2005 goodwill was $28.7 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of June 30, 2005, intangible assets that continue to be subject to amortization include core deposits of $13.7 million (net of $6.0 million of accumulated amortization). Amortization expense for such intangible assets was $885,000 for the six months ended June 30, 2005. Estimated amortization expense, for the remainder of 2005 is expected to be $1.2 million. Estimated amortization expense, for the succeeding five fiscal years is $2.5 million for years one to three, $1.8 million for year four, and $1.7 million for the year five. The weighted average remaining life of intangible assets is approximately 5.2 years.
     Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at June 30, 2005 was 61,068,798. The tables below present the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Six Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to common stockholders	$35,179	61,243	$0.57	$27,523	60,475	$0.46
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		720	(0.00)		744	(0.01)

DILUTED EPS
Income available to common stockholders	$35,179	61,963	$0.57	$27,523	61,219	$0.45

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to common stockholders	$17,478	62,045	$0.28	$17,451	60,478	$0.29
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		641	0.00		725	0.00

DILUTED EPS
Income available to common stockholders	$17,478	62,686	$0.28	$17,451	61,203	$0.29

     Stock-Based Compensation — At June 30, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net income, as reported	$17,478	$17,451	$35,179	$27,523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	254	324	589	474

Pro forma net income	$17,224	$17,127	$34,590	$27,049

Earnings per share:
Basic - as reported	$0.28	$0.29	$0.57	$0.46
Basic - pro forma	$0.28	$0.28	$0.56	$0.45

Diluted - as reported	$0.28	$0.29	$0.57	$0.45
Diluted - pro forma	$0.27	$0.28	$0.56	$0.44
     The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2005 was estimated on the date of the grant using the following weighted-average assumptions as of June 30, 2005: (1) expected dividend yield of 2.0%; (2) risk-free interest rate of 3.8%; (3) expected volatility of 40.3%; and (4) expected lives of options of 7.0 years. The assumptions as of June 30, 2004 are as follow: (1) expected dividend yield of 2.2%; (2) risk-free interest rate of 3.8%; (3) expected volatility of 36.7%; and (4) expected lives of options of 7.4 years. There were 11,000 and 370,550 options granted during the first six months in 2005 and 2004, respectively.
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
     Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections. A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”

SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS No. 123R is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. Therefore, we will begin to expense options in the first quarter of 2006, unless further amended by the Securities Exchange Commission. Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2004 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the Company’s periodic filings with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We do not undertake, and specifically disclaim, any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two other active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by the Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I and CVB Statutory Trust II, which were created in December 2003 to issue trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses Madera (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
     Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. We believe the recent rise in interest rates may relieve some of the pressure on our net interest margin. Increased pricing pressure on our loans and deposits has compressed our net interest margin, resulting in an increase in the importance of other operating income to the Company’s total revenue.
     Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we are still subject to any changes in the economy in our market area. Although we do not originate mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at June 30, 2005 reflects growth in construction loans of $13.9 million since December 31, 2004. We are also subject to competition from other financial institutions, which affects our pricing of products and services, and the fees and interest rates we can charge on them.
     Our growth in loans and investments compared with the second quarter of 2004 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 0.84% for the second quarter of 2005.
     On February 25, 2005, we acquired Granite State Bank (“Granite”). The Company issued 696,049 common shares and $13.3 million in cash to Granite shareholders in connection with the acquisition. The total purchase price in cash and stock was $26.7 million. Granite had total assets of $111.4 million, total loans of $62.8 million and total deposits of $103.1 million as of the acquisition date, February 25, 2005. Granite also had two offices, one in Monrovia and one in South Pasadena. These two offices now operate as business financial centers of the Bank.
     In 2001 we implemented our “Central Valley Initiative” which is intended to grow our presence in the southern Central Valley of California. This area has a large agribusiness economy and fits in well with the agribusiness lending we already have in the Bank. As part of this initiative, we opened our 40th business financial center in Madera, California in May 2005. In the Central Valley and in other markets in which we intend to enter or expand our business, we will continue to consider acquisition opportunities and the opening of de novo offices.
CRITICAL ACCOUNTING POLICIES
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our operating results and financial condition depend, and which involve the most complex or subjective decisions or assessment are as follows:
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
     We classify as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, except for mortgage-related securities as discussed in the previous paragraph. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     Our net earnings for the six months ended June 30, 2005 were $35.2 million. This represented an increase of $7.7 million or 27.8%, over net earnings of $27.5 million, for the six months ended June 30, 2004. Basic earnings per share for the six-month period increased to $.57 per share for 2005, compared to $0.46 per share for 2004. Diluted earnings per share increased to $.57 per share for the first six months of 2005, compared to $0.45 per share for the same period last year. The annualized return on average assets was 1.52% for the first six months of 2005 compared to an annualized return on average assets of 1.38% for the six months ended June 30, 2004. The annualized return on average equity was 21.58% for the first six months ended June 30, 2005, compared to an annualized return of 18.51% for the six months ended June 30, 2004.
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
     At the end of 2004, it became apparent that the insurance company may deny coverage of our claims. Therefore, the Company reserved an additional $2.2 million as an estimate of claims yet to be paid as of December 2004. During the first quarter of 2005, the insurance company expressed its interest in settling these claims. The Company settled with the insurance company in April 2005 agreeing to reimburse the Company for all of the claims paid. This allowed the Company to reverse the $2.6 million estimated robbery loss in the first quarter of 2005. This amount is included in other operating expenses for the six months ended June 30, 2005.
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
     For the quarter ended June 30, 2005, our net earnings were $17.5 million. This represented an increase of $27,000 or 0.15%, over net earnings of $17.5 million, for the second quarter of 2004. Basic earnings per share decreased to $0.28 per share for the second quarter of 2005 compared to $0.29 per share for the second quarter of 2004. Diluted earnings per share decreased to $.28 per share for the second quarter of 2005 compared to $0.29 per share for the same three-month period last year. The annualized return on average assets was 1.47% for the second quarter of 2005 compared to an annualized return on average assets of 1.71% for the same period last year. The annualized return on average equity was 21.30% for the second quarter of 2005 compared to an annualized return on average equity of 23.05% for the second quarter of 2004. The decrease in net earnings is primarily attributed to the net gains on the sale of securities of $3.4 million, net of $1.8 million income taxes, during the second quarter of 2004 compared to net losses on the sale of securities of $30,000, net of $16,000 income taxes during the second quarter of 2005.
     Net earnings, excluding the impact of the settlement of the robbery loss and net losses on sale of investment securities, totaled $33.5 million for the six months ended June 30, 2005. This represented an increase of $5.3 million, or 18.62%, compared to net earnings, excluding other-than-temporary impairment write-down on investment securities and net gains on sale of investment securities, of $28.2 million for the same period in 2004. For the second quarter of 2005, net earnings, excluding the impact of losses on sale of investment securities, totaled $17.5 million. This represented an increase of $3.4 million, or 24.42%, compared to net earnings, excluding the net gains on sale of investment securities, of $14.1 million for the second quarter of 2004.
     The following table reconciles the differences in net earnings with and without the settlement of the robbery loss, the other-than-temporary impairment write-down on investment securities and the net gain/loss on sale of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	For the Six Months
	Ended June 30,
	2005			2004
	Taxes	Taxes	Net Earnings	Income	Income Taxes	Net Earnings
			( amounts in thousands )
Net earnings without the settlement of the robbery loss, other-than-temporary impairment write-down, and net gain/(loss) on sale of securities	$50,879	$17,382	$33,497	$42,841	$14,601	$28,240
Settlement of robbery loss	2,600	888	1,712	—	—	—
Other-than-temporary impairment write-down	—	—	—	(6,300)	(2,147)	(4,153)
Net gain/(loss) on sale of securities	(46)	(16)	(30)	5,212	1,776	3,436

Net Earnings as reported	$53,433	$18,254	$35,179	$41,753	$14,230	$27,523
				-

	Net Earnings Reconciliation
	For the Three Months
	Ended June 30,
	2005			2004
				Before
	Before Income	Income		Income
	Taxes	Taxes	Net Earnings	Taxes	Income Taxes	Net Earnings
			( amounts in thousands )
Net earnings without the net gain/loss on sale of securities	$26,161	$8,653	$17,508	$21,701	$7,630	$14,071
Net gain/(loss) on sale of securities	(46)	(16)	(30)	5,212	1,832	3,380

Net Earnings as reported	$26,115	$8,637	$17,478	$26,913	$9,462	$17,451
				-
     We have presented net earnings without the settlement of the robbery loss, the other-than-temporary impairment write-down on investment securities and the realized net gains/losses on sale of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.
Net Interest Income
     The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). When net interest income is expressed as a percentage of average earning assets, the result is net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, net interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.
     The Company’s net interest income (before provision for credit losses) totaled $83.2 million for the six months ended June 30, 2005. This represented an increase of $11.7 million, or 16.38%, over net interest income (before provision for credit losses) of $71.5 million for the same period in 2004. The increase in net interest income of $11.7 million resulted from a $23.7 million increase in interest income, offset by a $12.0 million increase in interest expense. The $23.7 million increase in interest income resulted from a $614.8 million increase in average earning assets and an increase in the average yield on earning assets to 5.47% for the first six months of 2005 from 5.07% for the same period in 2004. The $12.0 million increase in interest expense resulted from a $430.5 million increase in average interest-bearing liabilities and the increase in the average rate paid on interest-bearing liabilities to 2.23% for the first six months of 2005 from 1.65% for the same period in 2004.

     Interest income totaled $116.1 million for the first six months of 2005. This represented an increase of $23.7 million, or 25.61%, compared to the total interest income of $92.4 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $3.75 billion in the first six months of 2004 to $4.37 billion in the same period in 2005. This represents a 16.38% increase for the first six months of 2005 over the same period last year and an increase in the average yield on earning assets of 40 basis points.
     Interest expense totaled $32.9 million for the first six months of 2005. This represented an increase of $11.9 million, or 57.16%, over total interest expense of $20.9 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities and an increase in the cost of these liabilities of 58 basis points.
     For the second quarter ended June 30, 2005, the Company’s net interest income (before provision for credit losses) totaled $42.2 million. This represented an increase of $6.3 million, or 17.63%, over net interest income (before provision for credit losses) of $35.9 million for the same period in 2004. The increase in net interest income of $6.3 million for the second quarter of 2005 resulted from an increase of $13.6 million in interest income and a $7.3 million increase in interest expense. The increase in interest income of $13.6 million resulted from the increase in average earning assets of $636.7 million and an increase in the average yield on earning assets to 5.54% for the second quarter of 2005 from 5.01% the same period in 2004. The increase of $7.3 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 2.34% for the second quarter of 2005 from 1.64% the same period in 2004 and a $475.1 million increase in average interest-bearing liabilities.
     The increase in interest income for the second quarter ending June 30, 2005 as compared to the second quarter ending June 30, 2004 was primarily the result of the increase in average earning assets and an increase in the average yield on earning assets of 53 basis points between the second quarter of 2005 and the second quarter of 2004. Interest income totaled $60.1 million for the second quarter of 2005. This represented an increase of $13.6 million, or 29.33%, compared to total interest income of $46.5 million for the same period last year.
     The increase in interest expense was primarily the result of the increase in the rate paid on interest-bearing liabilities. Interest expense totaled $17.8 million for the second quarter of 2005. This represented an increase of $7.3 million or 69.16%, over total interest expense of $10.5 million for the same period last year. Both the increase in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the increasing interest rate environment between the second quarters of 2005 and 2004.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the six-month and three-month periods ended June 30, 2005 and 2004. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six-Month Period Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate (6)	Balance	Interest	Rate (6)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable (1)	$1,747,560	$37,600	4.31%	$1,554,319	$30,427	3.93%
Tax preferenced (2)	401,013	8,885	5.93%	350,249	7,626	5.76%
Investment in FHLB stock	59,436	1,138	3.83%	41,341	960	4.64%
Federal Funds Sold & Interest Bearing Deposits with other institutions	9,961	135	2.71%	571	3	1.05%
Loans (3) (4)	2,151,089	68,312	6.40%	1,807,735	53,386	5.94%

Total Earning Assets	4,369,059	116,070	5.47%	3,754,215	92,402	5.07%
Total Non Earning Assets	299,317			260,358

Total Assets	$4,668,376			$4,014,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand Deposits	$1,356,372			$1,147,478
Savings Deposits (5)	1,099,590	$5,405	0.99%	1,013,371	$3,530	0.70%
Time Deposits	500,059	5,904	2.38%	519,414	3,758	1.45%

Total Deposits	2,956,021	11,309	0.77%	2,680,263	7,288	0.55%

Other Borrowings	1,353,778	21,587	3.17%	990,130	13,644	2.73%

Interest Bearing Liabilities	2,953,427	32,896	2.23%	2,522,915	20,932	1.65%

Total deposits and borrowings	4,309,799			3,670,393
Other Liabilities	29,828			45,101
Stockholders’ Equity	328,749			299,079

Total Liabilities and Stockholders’ Equity	$4,668,376			$4,014,573

Net interest income		$83,174			$71,470

Net interest spread — tax equivalent			3.24%			3.42%
Net interest margin			3.90%			3.90%
Net interest margin — tax equivalent			3.96%			3.97%
Net interest margin excluding loan fees			3.70%			3.70%
Net interest margin excluding loan fees — tax equivalent			3.77%			3.77%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.34% and 2004 was 4.01%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $4,214 and 2004, $3,735.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $0 and 2004, $1,455.

(5)	Includes interest bearing demand and money market accounts

(6)	Annualized

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month period ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate (6)	Balance	Interest	Rate (6)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable (1)	$1,751,961	$18,896	4.32%	$1,577,502	$15,189	3.85%
Tax preferenced (2)	418,095	4,798	6.10%	343,900	3,656	5.62%
Investment in FHLB stock	63,581	663	4.17%	43,093	470	4.36%
Federal Funds Sold & Interest Bearing Deposits with other institutions	14,262	97	2.72%	264	1	1.52%
Loans (3) (4)	2,202,295	35,619	6.49%	1,848,755	27,136	5.90%

Total Earning Assets	4,450,194	60,073	5.54%	3,813,514	46,452	5.01%
Total Non Earning Assets	333,138			289,749

Total Assets	$4,783,332			$4,103,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand Deposits	1,375,603			$1,192,256
Savings Deposits (5)	1,104,664	$2,850	1.03%	1,025,355	$1,773	0.70%
Time Deposits	503,450	3,397	2.71%	503,001	1,832	1.54%

Total Deposits	2,983,717	6,247	0.84%	2,720,612	3,605	0.53%

Other Borrowings	1,426,978	11,589	3.21%	1,031,610	6,940	2.66%

Interest Bearing Liabilities	3,035,092	17,836	2.34%	2,559,966	10,545	1.64%

Total deposits and borrowings	4,410,695			3,752,222
Other Liabilities	43,565			46,589
Stockholders’ Equity	329,072			304,452

Total Liabilities and Stockholders’ Equity	$4,783,332			$4,103,263

Net interest income		$42,237			$35,907

Net interest spread — tax equivalent			3.20%			3.37%
Net interest margin			3.91%			3.88%
Net interest margin — tax equivalent			3.95%			3.91%
Net interest margin excluding loan fees			3.72%			3.68%
Net interest margin excluding loan fees — tax equivalent			3.76%			3.71%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.38% and 2004 was 3.93%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $2,140 and 2004, $1,887.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $0 and 2004, $1,455.

(5)	Includes interest bearing demand and money market accounts

(6)	Annualized
          As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our source of funds and employ our earning assets. Our taxable equivalent (TE) net interest margin was 3.96% for the first six months of 2005 compared to 3.97% for the same period last year. The slight decrease in the net interest margin over the same period last year is the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as follows:
•	Increase in average demand deposits (interest free deposits) as a percent of average earning assets from 30.57% in the first six months of 2004 to 31.04% for the same period in 2005

•	Increase in average interest-bearing liabilities as a percent of average earning assets from 67.20% in the first six months of 2004 to 67.60% for the same period in 2005

•	Increase in average borrowings as a percent of average earning assets from 26.37% in the first six months of 2004 to 30.99% in the same period of 2005

•	Decrease in average investment securities as a percent of average earning assets from 50.73% in the first six months of 2004 to 49.18% in the same period of 2005

•	Interest expense as a percent of average earning assets increased from 1.11% in the first six months of 2004 to 1.50% in the same period of 2005, an increase of 39 basis points
     It is difficult to attribute the above changes to any one factor. However, the increasing interest rate environment is a significant factor. The advent of rising interest rates should have a positive impact on our net interest income.

     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.24% for the first six months of 2005 and 3.42% for the same period last year. The decrease in the net interest spread for the six months ended June 30, 2005 resulted from a 58 basis point increase in the cost of interest-bearing liabilities offset by a 40 basis point increase in the yield on earning assets, thus generating a 18 basis point decrease in the net interest spread over the same period last year.
     For the second quarter of 2005 the Company’s net interest spread (TE) was 3.20% as compared to 3.37% for the same period last year. The decrease in the net interest spread for the second quarter ended June 30, 2005 resulted from a 70 basis point increase in the cost of interest-bearing liabilities offset by a 53 basis point increase in the yield on earning assets, thus generating a 17 basis point decrease in the net interest spread over the same period last year.
     The yield (TE) on earning assets increased to 5.47% for the first six months of 2005, from 5.07% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 49.23% in the first six months of 2005 from 48.15% for the same period in 2004. Average investments as a percent of earning assets decreased to 50.77% in the first six months of 2005 from 51.85% for the same period in 2004. Average federal funds sold and interest-bearing deposits with other institutions as a percent of earning assets increased to 0.23% in the first six months of 2005 from 0.02% for the same period in 2004. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first six months of 2005 increased to 6.40% as compared to 5.94% for the same period in 2004 as a result of the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first six months of 2005 increased to 4.61% compared to 4.27% for the same period in 2004 as a result of the increasing interest rate environment. The increase in the yield on earning assets for the first six months of 2005 was the result of higher yields on both loans and investments as a result of the increasing interest rate environment.
     The cost of average interest-bearing liabilities increased to 2.23% for the first six months of 2005 as compared to 1.65% for the same period in 2004, reflecting an increasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 30.99% during the first six months of 2005 as compared to 26.37% for the same period in 2004. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2005 increased to 1.43% as compared to 0.96% for the same period in 2004, reflecting the increasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first six months of 2005 increased to 3.17% as compared to 2.73% for the same period in 2004, also reflecting the increasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should the FDIC require interest on all demand deposits. Currently, we pay interest on NOW and Money Market Accounts.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six-month period ended June 30,
	2005 and 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$3,797	$2,953	$423	$7,173
Tax-advantaged securities	$1,462	$298	$(501)	1,259
Fed funds sold & interest-bearing deposits with other institutions	$49	$5	$78	132
Investment in FHLB stock	$420	$(167)	$(75)	178
Loans	$10,114	$4,124	$688	14,926

Total interest on earning assets	15,842	7,213	613	23,668

Interest Expense:
Savings deposits	$299	$1,457	$119	1,875
Time deposits	$(139)	$2,395	$(110)	2,146
Other borrowings	$4,991	$2,190	$762	7,943

Total interest on interest-bearing liabilities	5,151	6,042	771	11,964

Net Interest Income	$10,691	$1,171	$(158)	$11,704

	Comparison of three-month period ended June 30,
	2005 and 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$1,664	$1,854	$189	$3,707
Tax-advantaged securities	$1,052	$409	$(319)	1,142
Fed funds sold & interest-bearing deposits with other institutions	$53	$1	$42	96
Investment in FHLB stock	$223	$(20)	$(10)	193
Loans	$5,200	$2,719	$564	8,483

Total interest on earning assets	8,192	4,963	466	13,621

Interest Expense:
Savings deposits	$138	$844	$95	1,077
Time deposits	$2	$1,467	$96	1,565
Other borrowings	$2,658	$1,434	$557	4,649

Total interest on interest-bearing liabilities	2,798	3,745	748	7,291

Net Interest Income	$5,394	$1,218	$(282)	$6,330

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $68.3 million for the first six months of 2005. This represented an increase of $14.9 million, or 27.96%, over interest and fees on loans of $53.4 million for the same period in 2004. The increase in interest and fees on loans for the first six months of 2005 reflects increases in the average balance of loans and an increase in interest rates. The yield on loans increased to 6.40% for the first six months of 2005, compared to 5.94% for the same period last year. Deferred loan origination fees, net of costs, totaled $16.3 million at June 30, 2005. This represented an increase of $1.7 million, or 11.96%, over deferred loan origination fees, net of costs, of $14.6 million at December 31, 2004.
     Interest and fees on loans totaled $35.6 million for the second quarter of 2005. This represented an increase of $8.5 million, or 31.26%, over interest and fees on loans of $27.1 million for the same period last year. The increase was primarily due to increases in the average balance of loans and an increase in interest rates during 2005.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2005 and 2004.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Net deferred loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $4.2 million for the first six months of 2005, as compared to $3.7 million for the same period in 2004, an increase of $480,000, or 12.84%.
     We recognized loan fee income of $2.1 million for the second quarter of 2005, as compared to $1.9 million for the same period in 2004, an increase of $253,000 or 13.41%.
Interest on Investments
     Our second component of interest income is interest on investments, which totaled $46.5 million for the first six months of 2005. This represented an increase of $8.4 million, or 22.16%, over interest on investments of $38.1 million for the same period in 2004. The increase in interest on investments for the first six months of 2005 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 4.61% for the first six months of 2005, compared to 4.27% for the same period last year as a result of the increasing interest rate environment, and the increase in the average investment portfolio.
     For the second quarter of 2005, interest income on investments totaled $23.7 million. This represented an increase of $4.9 million, or 25.74%, over interest on investments of $18.8 million for the same period in 2004. The increase in interest on investments for the second quarter of 2005 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The weighted-average yield (TE) on investments increased to 4.66% for the second quarter of 2005, compared to 4.17% for the same period in 2004 as a result of the increasing interest rate environment.
Provision for Credit Losses
     The Company maintains an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first six months of 2005 or 2004, and we believe our credit allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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
     Other operating income, including losses on the sale of investment securities, totaled $14.3 million for the first six months of 2005. This represents an increase of $1.6 million, or 12.35%, over other operating income, including other-than-temporary impairment write-down and gains on the sale of investment securities, of $12.8 million for the same period last year. The increase was the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac during the first quarter of 2004 which was offset by the gains on the sales of investment securities of $5.2 million. Other operating income without losses on sale of investment securities totaled $14.4 million for the first six months of 2005, and increase of $537,000 or 3.87%, when compared to other operating income without the other-than-temporary impairment write-down and gains on sale of investment securities of $13.9 million for the same period of 2004. (see table below).
     For the second quarter of 2005 other operating income, including losses on the sale of investment securities, totaled $7.3 million. This represents a decrease of $4.7 million, or 39.28% from other operating income, including the gain on sale of investment securities of $12.0 million for the same period last year. The decrease was the result of a gain on sale of securities of $5.2 million during second quarter 2004. Other operating income, without the losses on the sale of investment securities, totaled $7.3 million, an increase of $541,000 or 7.96%, when compared to other operating income without the gains on sale of investment securities of $6.8 million for the same period of 2004.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 14.73% for the first six months of 2005, as compared to 15.18% for the same period last year. Excluding the other-than-temporary impairment write-down and net gains/losses on sales of investment securities, other operating income as a percent of net revenues was 14.77% for the first six months of 2005, as compared to 16.26% for the same period in 2004.
     For the second quarter of 2005 other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 14.72% as compared to 25.06% for the same period in 2004. Excluding the net gains/losses on sale of investment securities, other operating income as a percent of net revenues was 14.80% for the second quarter of 2005, as compared to 15.92% in 2004.
     The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down and net gains/losses on sale of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Other Operating Income Reconciliation
	For the Six Months
	Ended June 30,
	2005			2004
				Without
				impairment
				write-down	Impairment
	Without net			and gain on	writedown
	loss on sale of	Net loss on	Reported	sale of	and net gain	Reported
	securities	securities	earnings	securities	on securities	earnings
	(amounts in thousands)
Other Operating Income	$14,417	$(46)	$14,371	$13,880	$(1,088)	$12,792

Net Revenues	$97,591	$(46)	$97,545	$85,350	$(1,088)	$84,262

Percent of Other Operating Income to Net Revenues	14.77%	100.00%	14.73%	16.26%	100.00%	15.18%

	Other Operating Income Reconciliation
	For the Three Months
	Ended June 30,
	2005			2004
	Without net			Without net
	loss on sale of	Net loss on	Reported	gain on sale of	Net gain on	Reported
	securities	securities	earnings	securities	securities	earnings
	(amounts in thousands)
Other Operating Income	$7,339	$(46)	$7,293	$6,798	$5,212	$12,010

Net Revenues	$49,576	$(46)	$49,530	$42,705	$5,212	$47,917

Percent of Other Operating Income to Net Revenues	14.80%	100.00%	14.72%	15.92%	100.00%	25.06%
     We have presented other operating income without the other-than-temporary impairment write-down and net gains/losses on sales of investment securities to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of these items. We believe the reader will be able to more easily assess the results of the Company’s operations and business.
     Service charges on deposit accounts totaled $6.3 million in the first six months of 2005. This represented a decrease of $1.0 million or 13.85% from service charges on deposit accounts of $7.3 million for the same period in 2004. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. The decrease in service charges on deposit accounts in the first six months of 2005 was due to higher earning allowance rates and higher deposit balances offsetting service charges owed. Service charges on deposit accounts represented 43.79% of other operating income in the first six months of 2005, as compared to 57.10% in 2004.
     For the second quarter of 2005, service charges on deposit accounts totaled $3.3 million. This represents a decrease of $260,000, or 7.41% from service charges of $3.5 million for the same period last year. Service charges on deposit accounts represented 44.58% of other operating income in the second quarter of 2005, as compared to 29.24% in the same period in 2004.
     Wealth Management consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Trust Services generated fees of $2.3 million in the first six months of 2005. This represents a decrease $2,000, or 0.10% from fees generated by Trust Services of $2.3 million in the same period in 2004. Fees generated by Trust Services represented 15.80% of other operating income in the first six months of 2005, as compared to 17.77% for the same period in 2004.
     For the second quarter of 2005 fees generated by Trust Services totaled $1.0 million. This represents a decrease of $72,000, or 6.51% from wealth management income of $1.1 million for the same period last year. Fees generated by Trust Services represented 14.25% of other operating income in the second quarter of 2005, as compared to 9.25% in the same period in 2004.
     Investment Services, which provides mutual funds, certificates of deposit, and other non-insured investment products, generated fees totaling $916,000 in the first six months of 2005. This represented an increase of $114,000, or 14.26%, over fees generated of $802,000 for the same period last year. Fees generated by Investment Services represented 6.37% of other operating income in the first six months of 2005, as compared to 6.27% for the same period in 2004.
     For the second quarter of 2005 fees generated by Investment Services totaled $470,000. This represents an increase of $43,000, or 10.19% over investment services income of $427,000 for the same period last year. Fees generated by the investment services represented 6.45% of other operating income in the second quarter of 2005, as compared to 3.55% in 2004.
     Bankcard services, which provide merchant bankcard services (credit card processing, merchant terminals, and customer support) generated fees totaling $1.2 million in the first six months of 2005. This represented an increase of $410,000, or 49.68%, over fees generated of $826,000 for the same period in 2004. The increase is primarily due to growth of the transaction volumes with our customer base and the controlling of costs in processing these transactions. Fees generated by Bankcard services represented 8.60% of other operating income in the first six months of 2005, as compared to 6.46% for the same period last year.
     For the second quarter of 2005 fees generated by Bankcard totaled $633,000. This represents an increase of $232,000, or 57.88% over Bankcard services income of $401,000 for the same period last year. Fees generated by Bankcard services represented 8.67% of other operating income in the second quarter of 2005, as compared to 3.34% in the same period in 2004.
     Bank Owned Life Insurance (“BOLI”) income totaled $1.6 million in the first six months of 2005. This represents an increase of $1.1 million, or 243.7%, over BOLI income generated of $460,000 for the same period in 2004. The increase is due to the additional interest earned on the $50 million BOLI acquired in 2004.
     For the second quarter of 2005, BOLI income totaled $1.2 million. This represents an increase of $992,000, or 397.0 % over BOLI income generated of $250,000 for the second quarter of 2004.
     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., was $2.1 million in the first six months of 2005. This represented a decrease of $96,000, or 4.36%, from other fees and income of $2.2 million generated in 2004. The decrease is primarily due the decrease of volume in other banking service and international banking fees.
     For the second quarter of 2005 other fees and income totaled $703,000. This represents a decrease of $395,000, or 35.96% from other fees and income of $1.1 million for the same period last year. Other fees and income represented 9.64% of other operating income in the second quarter of 2005, as compared to 9.14% in the same period in 2004.

     Total revenue from Community Trust Deed Services was approximately $44,000 in the first six months of 2005 and $30,000 for the same period in 2004.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, data processing, amortization of intangibles, and other expenses, including prepayment penalties. Other operating expenses totaled $44.1 million for the first six months of 2005. This represents an increase of $1.6 million, or 3.77% over other operating expenses of $42.5 million for the same period in 2004.
     For the second quarter of 2005, other operating expenses totaled $23.4 million. This represents an increase of $2.4 million, or 11.48% over other operating expenses of $21.0 million for the same period last year.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.91% for the first six months of 2005, compared to a ratio of 2.13% for the same period in 2004. The decrease is partially due to the $2.6 million settlement of the robbery loss received in first quarter of 2005. The ratio further indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2005, the efficiency ratio was 45.22%, compared to a ratio of 50.45% for the same period in 2004. The decrease was primarily due to the impact of the $2.6 million settlement of the robbery loss received during the first quarter of 2005 and the $6.3 million other-than-temporary impairment write-down in the first quarter of 2004, offset by the net gains/losses on sale of investment securities. Without the settlement of the robbery loss, impairment charge on investment securities and net gains/losses on sale of investment securities, our efficiency ratio would have been 47.87% in 2005 as compared to 49.81% in 2004.
     For the second quarter of 2005 the efficiency ratio increased to 47.27% as compared to 43.83% for the same period last year. Without the net gains/losses on the sale of securities, the efficiency ratio would have been 47.23% as compared to 49.18% for the same period last year.
     The following table reconciles the differences in operating efficiency ratio with and without the settlement of the robbery loss, the other-than-temporary impairment write-down and the net gain/loss on sale of investment securities:

	Operating Efficiency Ratio Reconciliation
	For the Six Months
	Ended June 30,
	2005			2004
				Without other-
	Without			than-temporary
	settlement of			impairment
	robbery loss			write-down	Impairment
	and net loss	Robbery loss		and net gain	write-down
	on sale of	and net loss	Reported	on sale of	and net gain	Reported
	securities	on securities	earnings	securities	on securities	earnings
	(amounts in thousands)
Other Operating Expense	$46,712	$(2,600)	$44,112	$42,509	$—	$42,509

Net Revenues	$97,591	$(46)	$97,545	$85,350	$(1,088)	$84,262

Operating Efficiency Ratio	47.87%		45.22%	49.81%		50.45%

	Operating Efficiency Ratio Reconciliation
	For the Three Months
	Ended June 30,
	2005			2004
	Without net			Without net
	loss on sale of	Net loss on	Reported	gain on sale of	Net gain on	Reported
	securities	securities	earnings	securities	securities	earnings
	(amounts in thousands)
Other Operating Expense	$23,415	$—	$23,415	$21,004	$—	$21,004

Net Revenues	$49,576	$(46)	$49,530	$42,705	$5,212	$47,917

Operating Efficiency Ratio	47.23%		47.27%	49.18%		43.83%
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
     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $26.3 million for the first six months of 2005. This represented an increase of $2.9 million, or 12.57%, over salaries and related expenses of $23.4 million for the same period in 2004. The increases for 2005 primarily resulted from increased staffing levels as a result of the Granite State Bank acquisition and annual salary adjustments. At June 30, 2005, we employed 672 full time equivalent employees, compared to 643 full time equivalent employees at June 30, 2004. Salaries and related expenses as a percent of average assets decreased to 1.14% for the first six months of 2005, compared to 1.17% for the same period in 2004.
     For the second quarter of 2005 salaries and related expenses totaled $13.1 million. This represents an increase of $1.5 million, or 13.2% over salaries and related expenses of $11.6 million for the same period last year. The increases for the second quarter of 2005 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.10% for the second quarter of 2005, compared to 1.14% for the same period in 2004.
     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $4.0 million for the first six months of 2005. This represented an increase of $276,000, or 7.51%, over occupancy expense of $3.7 million for the same period in 2004. The increase in occupancy expense is primarily due to the addition of three banking centers, two from the Granite State Bank acquisition and one denovo branch. Equipment expense totaled $3.9 million for the first six months of 2005. This represented an increase of $145,000, or 3.92%, over the $3.7 million expense for the same period in 2004.
     For the second quarter of 2005 occupancy expense totaled $2.0 million. This represents an increase of $52,000, or 2.75% over occupancy expense of $1.9 million for the same period last year. Equipment expense for the second quarter of 2005 totaled $2.1 million. This represents an increase of $257,000, or 13.85% over equipment expense of $1.9 million for the same period last year.
     Stationary and supplies expense totaled $2.5 million for the first six months of 2005. This represented an increase of $137,000, or 5.69%, over the expense of $2.4 million for the same period in 2004. For the second quarter of 2005, stationary and supplies expense totaled $1.3 million. This represents an increase of $161,000 or 13.59% over the expense of $1.2 million for the same period in 2004.
     Professional services totaled $2.2 million for the first six months of 2005. This represented an increase of $97,000 or 4.59%, over an expense of $2.1 million for the same period in 2004. For the second quarter of 2005, professional services totaled $1.2 million. This represents an increase of $193,000, or 19.31% over professional services of $1.0 million for the same period last year.
     Promotion expense totaled $3.4 million for the first six months of 2005. This represented an increase of $608,000, or 22.05%, over an expense of $2.8 million for the same period in 2004. For the second quarter of 2005 promotion expense totaled $1.6 million. This represents an increase of $332,000, or 26.81% over promotion expense of $1.2 million for the same period last year. The increase in promotion expense was primarily associated with the acquisition of Granite State Bank.
     Data processing expense totaled $824,000 for the first six months of 2005. This represented an increase of $94,000, or 12.86%, over an expense of $730,000 for the same period in 2004. For the second quarter of 2005 data processing expense totaled $467,000. This represents an increase of $91,000, or 24.07% over data processing expense of $377,000 for the same period last year. The increase in data processing expense was primarily due to the acquisition of Granite State Bank.
     The amortization expense of intangibles totaled $885,000 for the first six months of 2005 and $592,000 for the same period in 2004. This represents an increase of $292,000, or 49.29%. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Granite State Bank in February 2005. For the second quarter of 2005 amortization expense totaled $588,000. This represents an increase of $292,000, or 98.58% over amortization expense of $296,000 for the same period last year.
     Other operating expense totaled $174,000 for the first six months of 2005. This represented a decrease of $3.0 million, or 94.49%, from an expense of $3.2 million for the same period in 2004. For the second quarter of 2005 other operating expense totaled $1.0 million. This represents a decrease of $500,000, or 32.59% from other operating expense of $1.5 million for the same period last year. The decrease is primarily due to the $2.6 million settlement of the robbery loss.
Income Taxes
     The Company’s effective tax rate for the first six months of 2005 was 34.16%, compared to 34.08% for the same period in 2004. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax-preferenced income from certain investments for each period. The majority of tax-preferenced income is derived from municipal securities, although a portion comes from municipal leases.

ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $4.81 billion at June 30, 2005. This represented an increase of $300.8 million, or 6.67%, over total assets of $4.51 billion at December 31, 2004. Earning assets totaled $4.49 billion at June 30, 2005, increasing $236.1 million, or 5.55%, over earning assets of $4.26 billion at December 31, 2004. Total liabilities were $4.47 billion at June 30, 2005, up $281.5 million, or 6.71%, over total liabilities of $4.19 billion at December 31, 2004. Total equity increased $19.4 million, or 6.10%, to $336.9 million at June 30, 2005, compared with total equity of $317.5 million at December 31, 2004.
Investment Securities
     The Company reported total investment securities of $2.14 billion at June 30, 2005. This represented an increase of $58.5 million, or 2.81%, over total investment securities of $2.09 billion at December 31, 2004. Investment securities comprise 47.72% of the Company’s total earning assets at June 30, 2005.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The unrealized gains or losses, net of income taxes, are recorded in stockholder’s equity. At June 30, 2005, securities held as available-for-sale had a fair market value of $2.14 billion, representing 99.48% of total investment securities, with an amortized cost of $2.14 billion. At June 30, 2005, the net unrealized holding gain on securities available-for-sale was $5.7 million and that resulted in accumulated other comprehensive gain of $3.3 million (net of $2.4 million in deferred taxes benefits). At December 31, 2004, we reported net unrealized gain on investment securities available-for-sale of $15.3 million and accumulated other comprehensive income of $8.9 million (net of deferred taxes of $6.4 million).

Table 3 sets forth investment securities at June 30, 2005 and December 31, 2004.
    Table 3 — Composition of Investment Securities

	June 30, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$499	$—	$(1)	$498	0.02%
Mortgage-backed securities	1,173,025	3,814	(12,319)	1,164,520	54.33%
CMO’s / REMIC’s	527,659	518	(2,103)	526,074	24.54%
Government agency & government-sponsored enterprises	22,504	1	(351)	22,154	1.03%
Municipal bonds	353,895	21,949	(822)	375,022	17.50%
FHLMC preferred stock	58,340	—	(4,990)	53,350	2.49%
Other securities	1,910	—	—	1,910	0.09%

Total Investment Securities	$2,137,832	$26,282	$(20,586)	$2,143,528	100.00%

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(2)	$496	0.02%
Mortgage-backed securities	1,360,304	8,759	(8,729)	1,360,334	65.25%
CMO’s / REMIC’s	345,285	1,252	(910)	345,627	16.58%
Government agency & government-sponsored enterprises	18,987	—	(230)	18,757	0.90%
Municipal bonds	285,752	21,293	(468)	306,577	14.70%
FHLMC preferred stock	58,340	—	(5,635)	52,705	2.53%
Other securities	518	—	—	518	0.02%

Total Investment Securities	$2,069,684	$31,304	$(15,974)	$2,085,014	100.00%

     The weighted-average yield (TE) on the investment portfolio at June 30, 2005 was 4.61% with a weighted-average life of 3.8 years. This compares to a yield of 4.38% at December 31, 2004 with a weighted-average life of 3.6 years and a yield of 4.27% at June 30, 2004 with a weighted-average life of 3.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 94.91% of the portfolio represents securities issued by either the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of June 30, 2005.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	June 30, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury Obligation	$498	$1	$—	$—	$498	$1
Mortgage-backed securities	374,265	2,125	542,059	10,194	916,324	12,319
CMO/REMICs	215,927	1,019	142,051	1,084	357,978	2,103
Government agency & government- sponsored enterprises	4,946	40	16,207	311	21,153	351
Municipal bonds	40,763	640	6,685	182	47,448	822
FHLMC Preferred Stock	53,350	4,990	—	—	53,350	4,990

	$689,749	$8,815	$707,002	$11,771	$1,396,751	$20,586

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$496	$2	$—	$—	$496	$2
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/REMICs	90,111	681	52,014	229	142,125	910
Government agency & government- sponsored enterprises	12,711	179	6,047	51	18,758	230
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
     Despite the unrealized loss position of these securities, we have concluded, as of June 30, 2005, that these investments are not other-than temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     At June 30, 2005 and December 31, 2004, investment securities having an amortized cost of approximately $1.90 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans
     At June 30, 2005, we reported total loans, net of deferred loan fees, of $2.30 billion. This represents an increase of $156.1 million, or 7.29%, over total loans, net of deferred loan fees, of $2.14 billion at December 31, 2004. Total loans, net of deferred loan fees, comprise 51.11% of our total earning assets at June 30, 2005.
Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	June 30, 2005		December 31, 2004
Commercial and Industrial	$954,942	41.3%	$905,139	42.0%
Real Estate:
Construction	249,740	10.8%	235,849	10.9%
Mortgage	726,965	31.4%	553,000	25.7%
Consumer, net of unearned discount	45,714	2.0%	38,521	1.8%
Municipal lease finance receivables	82,735	3.6%	71,675	3.3%
Auto and equipment leases	57,364	2.5%	52,783	2.4%
Agribusiness	194,967	8.4%	297,659	13.9%

Gross Loans	2,312,427	100.0%	2,154,626	100.0%
Less:
Allowance for credit losses	(24,127)		(22,494)
Deferred net loan fees	(16,292)		(14,552)

Net Loans	$2,272,008		$2,117,580

     Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming second trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. The increase in real estate loans is due to increased activity in the marketplace and increased desire by customers to refinance their business properties. The decrease in agribusiness loans is due to increased cash flow to dairies due to higher milk prices, thereby enabling them to pay down their loans.
Non-performing Assets
     As set forth in Table 5, there were no non-performing assets at June 30, 2005, and non-performing assets were $2,000 at December 31, 2004. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no impaired loans at June 30, 2005.
     Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-Performing Assets (dollar amount in thousands)

	June 30,	December 31,
	2005	2004
	(amounts in thousands)
Nonaccrual loans	$—	$2
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	—	—

Total nonperforming assets	$—	$2

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%

Percentage of nonperforming assets to total assets	0.00%	0.00%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of June 30, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
     At June 30, 2005 and December 31, 2004, the Company held no properties as Other Real Estate Owned.
Bank Owned Life Insurance
     The Company has Bank Owned Life Insurance (“BOLI”) with a cash surrender value of $70.6 million, of which $17.9 million was obtained through acquisitions and $52.7 million was obtained through purchase. We purchased $50.0 million of single premium insurance in the first quarter of 2004. The proceeds from these policies are used to help offset employee benefits costs.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of our Company.
     At June 30, 2005, total deposits were $2.99 billion, representing an increase of $117.5 million, or 4.09%, over total deposits of $2.88 billion at December 31, 2004. Average total deposits for the first six months of 2005 were $2.96 billion. This represented an increase of $275.8 million, or 10.29%, over average total deposits of $2.68 billion for the six months ended June 30, 2004. The increase in deposits was partially a result of the Granite State Bank acquisition. The comparison of average balances for the first six months of the year has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	June 30, 2005		December 31, 2004
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,394,898	46.6%	$1,322,255	46.0%
Interest bearing deposits
Savings Deposits	1,087,383	36.3%	1,072,619	37.3%
Time deposits	510,255	17.1%	480,165	16.7%

Total deposits	$2,992,536	100.0%	$2,875,039	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.39 billion at June 30, 2005, representing an increase of $72.6 million, or 5.49%, over total demand deposits of $1.32 billion at December 31, 2004. Average demand deposits for the first six months of 2005 were $1.36 billion, an increase of $208.9 million, or 18.20%, over average demand deposits of $1.15 billion for the first six months of 2004. Non-interest-bearing demand deposits represented 46.60% of total deposits as of June 30, 2005 and 46.0% of total deposits as of December 31, 2004.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.09 billion at June 30, 2005, representing an increase of $14.8 million, or 1.38%, over savings deposits of $1.07 billion at December 31, 2004.
     Time deposits totaled $510.3 million at June 30, 2005 of which $15.2 million were brokered. This represented an increase of $30.1 million, or 6.27%, over total time deposits of $480.2 million at December 31, 2004.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 31.41% as of June 30, 2005, as compared to 28.25% as of December 31, 2004.
     During 2005 and 2004, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $452.0 million and $356.0 million under these agreements at June 30, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 3.26% and 2.16% at June 30, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $900.0 million and $830.0 million under these agreements at June 30, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 3.21% and 3.05% at June 30, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury, in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2005 and December 31, 2004 the amounts held by the Bank in the TT&L Note Option Program were $5.1 million and $6.5 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 43 and 34 basis points less than the average weekly federal funds rate, which was 2.67% and 1.35% at June 30, 2005 and December 31, 2004, respectively.
     At June 30, 2005, borrowed funds totaled $1.35 billion, representing an increase of $166.0 million, or 14.00%, over total borrowed funds of $1.19 billion at December 31, 2004.
Aggregate Contractual Obligations
     The following table summarizes our aggregate contractual obligations as of June 30, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)
Deposits	$2,992,536	$2,928,024	$54,078	$10,274	$160
FHLB and Other Borrowings	1,352,000	452,000	800,000	—	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,325	757	1,433	1,433	3,702
Operating Leases	15,997	3,993	6,341	3,365	2,298

Total	$4,450,334	$3,384,774	$861,852	$15,072	$188,636

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
Off-Balance Sheet Arrangements
     At June 30, 2005, we had commitments to extend credit of approximately $837.0 million and obligations under letters of credit of $76.8 million and available lines of credit totaling $913.8 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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
     The following table summarizes the off-balance sheet arrangements at June 30, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)
Commitment to extend credit	837,030	375,310	35,736	66,039	359,945
Obligations under letters of credit	76,808	64,105	648	12,055	—

Total	$913,838	$439,415	$36,384	$78,094	$359,945

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2005, the Bank’s loan to deposit ratio averaged 73.81%, compared to an average ratio of 67.45% for the same period in 2004.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2005, approximately $73.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal and interest payments on loans and investments, borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $48.4 million for the first six months of 2005, compared to $49.1 million for the same period last year. The decrease was primarily the result of a decrease in cash paid to suppliers and employees, offset by an increase in interest received.
     Net cash used in investing activities totaled $184.2 million for the first six months of 2005, compared to $485.8 million used by investing activities for the same period in 2004. The decrease was primarily the result of a decrease in the purchase of investment securities, loans, and BOLI and an increase in the proceeds of sales of investment securities.
     Funds provided by financing activities totaled $154.5 million for the first six months of 2005, compared to funds provided by financing activities of $489.7 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of decrease in deposits and short-term borrowings during the period.
     At June 30, 2005, cash and cash equivalents totaled $128.6 million. This represented a decrease of $36.4 million, or 22.07%, from a total of $165.0 million at June 30, 2004.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2005, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.
     The Company’s equity capital was $336.9 million at June 30, 2005. This represented an increase of $19.4 million, or 6.10% over equity capital of $317.5 million at December 31, 2004. The Company’s 2004 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     In October 2001, the Company’s Board of Directors authorized the purchase of up to $2.0 million shares of our common stock (without adjustment for stock splits and stock dividends). During the first six months of 2005, the Company repurchased 676,033 shares of our common stock for an aggregate amount of $12.3 million. As of June 30, 2005, 775,163 shares are available to be repurchased in the future under this repurchase plan.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2005 and December 31, 2004.
     Table 6 — Regulatory Capital Ratios

	Required
	Minimum	June 30, 2005		December 31, 2004
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.10%	11.56%	12.58%	11.89%
Total	8.00%	12.95%	12.40%	13.42%	12.73%
Leverage ratio	4.00%	7.81%	7.45%	8.30%	7.83%
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
     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
— general economic and business conditions affecting the key lending areas of the Company,
— economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,
— credit quality trends (including trends in non-performing loans expected to result from existing conditions),
— collateral values,
— loan volumes and concentrations,
— seasoning of the loan portfolio,
— specific industry conditions within portfolio segments,

— recent loss experience in particular segments of the portfolio,
— duration of the current business cycle,
— bank regulatory examination results and
— findings of the Company’s internal credit examiners.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first six months of 2005 and 2004.
     At June 30, 2005, we reported an allowance for credit losses of $24.1 million. This represented an increase of $1.6 million, or 7.26%, over the allowance for credit losses of $22.5 million at December 31, 2004. The increase is due to $756,000 of allowance for credit losses acquired through Granite State Bank and recoveries exceeding charge-offs for the second quarter of 2005.
     Non-performing loans includes non-accrual loans, loans past due 90 or more days and still accruing, impaired loans, and restructured loans. There were no non-performing loans at June 30, 2005 and $2,000 in non-performing loans at December 31, 2004.

TABLE 7 — Summary of Credit Loss Experience

	Six months ended June 30,
	2005	2004
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,296,135	$1,938,960

Average Total Loans Outstanding (1)	$2,151,088	$1,807,735

Allowance for Credit Losses:
Beginning of Period	$22,494	$21,282
Acquisition of Granite State Bank	756	—
Loans Charged-Off:
Real Estate Loans	—	83
Commercial and Industrial	63	272
Lease Financing Receivables	45	—
Consumer Loans	25	121

Total Loans Charged-Off	133	476

Recoveries:
Real Estate Loans	494	178
Commercial and Industrial	405	1,055
Lease Financing Receivables	54	—
Consumer Loans	57	101

Total Loans Recovered	1,010	1,334

Net Loans (Recovered)	(877)	(858)

Provision Charged to Operating Expense	—	—

Allowance for Credit Losses at End of period	$24,127	$22,140

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.04%	-0.05%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.04%	-0.04%
Allowance for Credit Losses to Average Total Loans	1.12%	1.22%
Allowance for Credit Losses to Total Loans at End of Period	1.05%	1.14%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-3.63%	-3.88%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	—
     While we believe that the allowance at June 30, 2005, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
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
     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. In general, a positive gap in the short-term period and negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.
     Approximately $1.72 billion, or 81.14%, of the total investment portfolio at June 30, 2005 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2005:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(3.19% )
- 200 basis points	(0.82% )
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. During the three months ended June 30, 2005, the Company repurchased a total of 676,033 shares of common stock for the total price of $12.3 million. All of the 676,033 shares were purchased in open market transactions. As of June 30, 2005, 775,163 shares are available to be repurchased in the future under this repurchase plan.
     The follow table provides the information with respect to the purchases made during the second quarter ended June 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES
For the Three Months
Ended June 30, 2005

				Total Number of
		Total		Shares purchased as	Maximum Number of
		Number of		Part of Publicly	Shares that May Yet Be
		Shares	Average Price	Announced Plans or	Purchased Under the Plans
Beginning date	Ending date	purchased	Paid per Share	Programs	or Programs
April 1	April 30	172,000	$17.21	172,000	1,279,196
May 1	May 31	380,100	$18.37	380,100	899,096
June 1	June 30	123,933	$18.80	123,933	775,163

	Total	676,033	$18.31	676,033

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 18, 2005, the Company held its 2005 annual meeting of shareholders. All of the Company’s existing directors were reelected until the 2006 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following summarizes the votes received.
     Election of Directors:

	For	Withheld
George A. Borba	54,922,952	842,554
John A. Borba	50,204,960	5,560,546
Ronald O. Kruse	55,676,050	89,456
John J. LoPorto	55,669,486	96,020
James C. Seley	55,702,640	62,866
San Vaccaro	55,574,427	191,079
D. Linn Wiley	55,563,571	201,935

     The appointment of McGladrey & Pullen, LLP as independent public accountants of the Company for the year ended December 31, 2004 was ratified at the 2005 Annual Meeting of Shareholders by the following:

			Broker
For	Against	Abstain	Non-Votes
41,388,303	1,389,487	493,650	12,494,066
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
CVB FINANCIAL CORP.
(Registrant)

Date: August 5, 2005	/s/ Edward J. Biebrich Jr.

Edward J. Biebrich Jr.
Chief Financial Officer