Form 10-Q
period 2005-09-30
CVB FINANCIAL CORP
filed 2005-11-04
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of the registrant: 61,128,724 outstanding as of November 2, 2005.

CVB FINANCIAL CORP.
2005 QUARTERLY REPORT ON FORM 10-Q

FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED

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
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30,	December 31,
	2005	2004
ASSETS
Investment securities available-for-sale	$2,255,176	$2,085,014
Interest-bearing balances due from depository institutions	8,905	—
Investment in stock of Federal Home Loan Bank (FHLB)	69,994	53,565
Loans and lease finance receivables	2,375,226	2,140,074
Allowance for credit losses	(24,237)	(22,494)

Total earning assets	4,685,064	4,256,159
Cash and due from banks	132,741	84,400
Premises and equipment, net	39,823	33,508
Intangibles	13,062	6,136
Goodwill	28,735	19,580
Cash value life insurance	71,232	68,233
Accrued interest receivable	22,203	18,391
Deferred tax asset	16,977	4,409
Other assets	10,327	20,195

TOTAL ASSETS	$5,020,164	$4,511,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,424,623	$1,322,255
Interest-bearing	1,788,715	1,552,784

Total deposits	3,213,338	2,875,039
Demand Note to U.S. Treasury	1,529	6,453
Short-term borrowings	557,000	356,000
Long-term borrowings	755,000	830,000
Accrued interest payable	9,977	8,809
Deferred compensation	7,098	7,685
Junior subordinated debentures	82,476	82,476
Other liabilities	56,571	27,066

TOTAL LIABILITIES	4,682,989	4,193,528

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 97,656,250 shares without par; issued and outstanding 61,107,359 (2005) and 60,464,579 (2004))	252,208	236,277
Retained earnings	93,252	72,314
Accumulated other comprehensive income (loss), net of tax	(8,285)	8,892

Total stockholders’ equity	337,175	317,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,020,164	$4,511,011

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$38,777	$30,061	$107,089	$83,447
Investment securities:
Taxable	18,994	17,823	56,594	48,250
Tax-preferred	4,989	3,636	13,874	11,262

Total investment income	23,983	21,459	70,468	59,512
Dividends from FHLB stock	675	500	1,813	1,460
Federal funds sold	—	1	2	3
Interest bearing deposits with other institutions	74	—	207	—

Total interest income	63,509	52,021	179,579	144,422
Interest expense:
Deposits	7,539	3,863	18,848	11,151
Short-term borrowings	8,775	5,006	14,021	7,151
Long-term borrowings	2,828	1,832	16,524	10,671
Junior subordinated debentures	1,347	1,344	3,992	4,004

Total interest expense	20,489	12,045	53,385	32,977

Net interest income before provision for credit losses	43,020	39,976	126,194	111,445
Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	43,020	39,976	126,194	111,445
Other operating income:
Service charges on deposit accounts	3,477	3,240	9,770	10,544
Financial Advisory services	1,741	1,345	4,929	4,420
Bankcard services	631	525	1,867	1,351
BOLI income	633	539	2,218	1,000
Other	1,379	1,863	3,494	4,077
Gain(loss) on sale of securities, net	—	7	(46)	5,219
Impairment charge on investment securities	—	—	—	(6,300)

Total other operating income	7,861	7,519	22,232	20,311

Other operating expenses:
Salaries and employee benefits	13,136	11,970	39,424	35,323
Occupancy	2,091	2,281	6,048	5,961
Equipment	1,727	1,896	5,583	5,607
Stationary and supplies	1,495	1,212	4,035	3,616
Professional services	1,047	907	3,267	3,030
Promotion	1,118	1,064	4,486	3,824
Amortization of intangibles	588	296	1,473	889
Other	1,913	2,126	2,911	6,010

Total other operating expenses	23,115	21,752	67,227	64,260

Earnings before income taxes	27,766	25,743	81,199	67,496
Income taxes	9,499	8,668	27,753	22,898

Net earnings	$18,267	$17,075	$53,446	$44,598

Basic earnings per common share	$0.30	$0.28	$0.87	$0.74

Diluted earnings per common share	$0.30	$0.28	$0.87	$0.73

Cash dividends per common share	$0.11	$0.13	$0.33	$0.37

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
			(amounts and shares in thousands)
Balance January 1, 2004	48,289	$232,959	$36,482	$17,280
Issuance of common stock	345	1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)
Tax benefit from exercise of stock options		2,196
Cash dividends			(23,821)
Comprehensive income:
Net earnings			61,486		$61,486
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net of taxes $6,074				(8,388)	(8,388)

Comprehensive income					$53,098

Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	421	1,601
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,766
Cash dividends			(21,085)
Comprehensive income:
Net earnings			53,446		$53,446
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net of taxes $ 12,438				(17,177)	(17,177)

Comprehensive income					$36,269

Balance September 30, 2005	61,107	$252,208	$93,252	$(8,285)

     The Company reported net unrealized losses on securities available-for-sale of $1.8 million, net of $1.3 million of tax for the nine months ended September 30, 2004. Accumulated other comprehensive income as of September 30, 2004 was $15.5 million. Comprehensive income for the nine months ended September 30, 2004 was $42.8 million. Comprehensive income for the three months ended September 30, 2005 and 2004 was $6.7 million and $35.4 million, respectively.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$179,076	$150,186
Service charges and other fees received	22,277	20,932
Interest paid	(52,308)	(32,674)
Cash paid to suppliers and employees	(64,571)	(58,535)
Income taxes paid	(22,100)	(18,196)

Net cash provided by operating activities	62,374	61,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities trading	—	20,685
Proceeds from sales of investment securities available-for-sale	—	63,756
Proceeds from sales of MBS	126,598	—
Proceeds from repayment of MBS	316,067	334,334
Proceeds from repayment of investment securities available-for-sale	67	—
Proceeds from maturity of investment securities	10,346	25,945
Purchases of investment securities trading	—	(20,678)
Purchases of investment securities available-for-sale	(90,090)	(47,517)
Purchases of MBS	(525,168)	(564,421)
Purchases of FHLB stock	(16,428)	(15,473)
Net increase in loans	(162,757)	(245,476)
Proceeds from sales of premises and equipment	18	4,390
Purchase of premises and equipment	(10,021)	(3,093)
Purchase of Granite State Bank	12,232	—
Purchase of Bank Owned Life Insurance	—	(50,000)
Other investing activities	—	(5,037)

Net cash used in investing activities	(339,136)	(502,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	199,058	271,902
Net increase (decrease) in time deposits	36,739	(64,414)
Advances from Federal Home Loan Bank	370,000	420,000
Repayment of advances from Federal Home Loan Bank	(106,000)	(67,000)
Net increase in short-term borrowings	(142,924)	(96,081)
Cash dividends on common stock	(21,085)	(17,948)
Repurchase of common stock	(12,286)	(1,992)
Proceeds from exercise of stock options	1,601	522

Net cash provided by financing activities	325,103	444,989

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,341	4,117
CASH AND CASH EQUIVALENTS, beginning of period	84,400	112,008

CASH AND CASH EQUIVALENTS, end of period	$132,741	$116,125

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$53,446	$44,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain/(loss) on sale of investment securities	46	(5,219)
Gain on sale of premises and equipment	(1)	(101)
Impairment charge on investment securities	—	6,300
Increase in cash value of life insurance	(1,674)	(1,000)
Net amortization of premiums on investment securities	6,976	11,143
Depreciation and amortization	6,274	5,433
Change in accrued interest receivable	(3,528)	(1,598)
Change in accrued interest payable	1,078	364
Change in other assets and liabilities	(243)	1,793

Total adjustments	8,928	17,115

NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,374	$61,713

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Granite State Bank:
Assets acquired	$85,898
Goodwill	9,155
Intangible assets	8,399
Liabilities assumed	(102,257)
Stock issued	(13,427)

Purchase price of acquisition, net of cash received	$(12,232)

Securities purchased and not settled	$33,441	$—
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, conform to practices within the banking industry, and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank has one subsidiary, Golden West Enterprises, Inc., located in Costa Mesa, California, which provides automobile and equipment leasing, dealer financing, and brokers mortgage loans. The Bank also provides trust services to customers through its Financial Advisory Services Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and professionals located in the Inland Empire, San Gabriel Valley, Orange County, Madera County, Fresno County, Tulare County, and Kern County areas of California. The Bank operates 40 Business Financial Centers with its headquarters located in the city of Ontario. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment.
     Investment Securities - The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At September 30, 2005, all of the Company’s investment securities are classified as available-for-sale.
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2005, the Company had entered into commitments with certain customers amounting to $880.6 million compared to $762.9 million at December 31, 2004. In addition, letters of credit at September 30, 2005, and December 31, 2004, were $77.3 million and $71.5 million, respectively.
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
     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and other such factors that deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. The allowance for loan and lease losses was $24.2 million as of September 30, 2005. This represents an increase of $1.7 million when compared with an allowance for loan and lease losses of $22.5 million as of December 31, 2004. The increase was primarily due to the allowance for loan and lease losses acquired from Granite State Bank, in February 2005, of $756,000 and loan recoveries of $1.2 million, offset by $191,000 of charged-off loans as of September 30, 2005.
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
     As of September 30, 2005, the Company has one impaired loan totaling $2,000. This loan was supported by collateral with a fair value of $500. The Company has adequate reserve for this impaired loan.

     Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of their estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the expected undiscounted future cash flows of a long-lived asset, if lower, and its carrying value. The impairment loss, if any, would be recorded in noninterest expense. The Company has no impaired long-lived assets as of September 30, 2005.
     Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There is no other real estate owned at September 30, 2005 and December 31, 2004.
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
     Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2005 and did not record any impairment of goodwill. At September 30, 2005, goodwill was $28.7 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of September 30, 2005, intangible assets that continue to be subject to amortization include core deposits of $13.1 million (net of $6.6 million of accumulated amortization). Amortization expense for such intangible assets was $1.5 million for the nine months ended September 30, 2005. Estimated amortization expense, for the remainder of 2005 is expected to be $588,000. Estimated amortization expense, for the succeeding five fiscal years is $2.4 million for years one to three, $1.8 million for year four, and $1.7 million for the year five. The weighted average remaining life of intangible assets is approximately 6.2 years.
     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock splits and dividends. The actual number of shares outstanding at September 30, 2005 was 61,107,359. The tables below present the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Nine Months
	Ended September 30,
	2005			2004
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to common stockholders	$53,446	61,200	$0.87	$44,598	60,493	$0.74
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		580	(0.00)		735	(0.01)

DILUTED EPS
Income available to common stockholders	$53,446	61,780	$0.87	$44,598	61,228	$0.73

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Three Months
	Ended September 30,
	2005			2004
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
BASIC EPS
Income available to common stockholders	$18,267	61,095	$0.30	$17,075	60,507	$0.28
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		551	(0.00)		723	0.00

DILUTED EPS
Income available to common stockholders	$18,267	61,646	$0.30	$17,075	61,230	$0.28

     Stock-Based Compensation - At September 30, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net income, as reported	$18,267	$17,075	$53,446	$44,598
Deduct: Total stock-based employee	247	336	836	790
compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma net income	$18,020	$16,739	$52,610	$43,808

Earnings per share:
Basic — as reported	$0.30	$0.28	$0.87	$0.74
Basic — pro forma	$0.29	$0.28	$0.86	$0.72

Diluted — as reported	$0.30	$0.28	$0.87	$0.73
Diluted — pro forma	$0.29	$0.27	$0.85	$0.72
     The Black-Scholes option-pricing model requires the use of subjective assumptions, which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The fair value of each stock option granted in 2005 was estimated on the date of the grant using the following weighted-average assumptions as of September 30, 2005: (1) expected dividend yield of 2.3%; (2) risk-free interest rate of 4.1%; (3) expected volatility of 40.4%; and (4) expected lives of options of 7.2 years. The assumptions as of September 30, 2004 are as follows: (1) expected dividend yield of 2.3%; (2) risk-free interest rate of 3.4%; (3) expected volatility of 36.2%; and (4) expected lives of options of 7.3 years. There were 103,000 and 370,550 options granted during the first nine months in 2005 and 2004, respectively.
     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and fed funds sold. Cash flows from loans, deposits, and short-term borrowings are reported net.
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

     In December 2004, the Financial Accounting Standards Board (“FASB”) staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R was effective as of the beginning of the first interim reporting period that begins after September 15, 2005. On April 14, 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS No. 123R is now effective for most public companies for annual (rather than interim) periods that begin after September 15, 2005. Therefore, we will begin to expense options in the first quarter of 2006, unless further amended by the Securities Exchange Commission. Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank and its wholly owned subsidiary, Golden West Enterprises, Inc. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2004 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, exams or reviews by our regulators, and government regulations. For additional information concerning these factors, see the Company’s periodic filings with the Securities and Exchange Commission, and in particular “Item 1. Business — Factors That May Affect Results” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We do not undertake, and specifically disclaim, any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.
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
     Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, salaries and benefits. As such, our net income is subject to fluctuations in interest rates and their impact on our income statement. We believe the recent rise in interest rates may relieve some of the pressure on our net interest margin. Increased pricing pressure on our loans and deposits has compressed our net interest margin, resulting in an increase in the importance of other operating income to the Company’s total revenue.
     Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in our market areas. However, we are still subject to any changes in the economy in our market area. Although we do not originate mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at September 30, 2005 reflects growth in construction loans of $13.9 million since December 31, 2004. We are also subject to competition from other financial institutions, which affects our pricing of products and services, and the fees and interest rates we can charge on them.
     Our growth in loans and investments compared with the third quarter of 2004 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 0.84% for the third quarter of 2005.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     Our net earnings for the nine months ended September 30, 2005 were $53.4 million. This represented an increase of $8.8 million or 19.83%, over net earnings of $44.6 million, for the nine months ended September 30, 2004. Basic earnings per share for the nine-month period increased to $0.87 per share for 2005, compared to $0.74 per share for 2004. Diluted earnings per share increased to $0.87 per share for the first nine months of 2005, compared to $0.73 per share for the same period last year. The annualized return on average assets was 1.50% for the first nine months of 2005 compared to an annualized return on average assets of 1.45% for the nine months ended September 30, 2004. The annualized return on average equity was 21.29% for the first nine months ended September 30, 2005, compared to an annualized return of 20.10% for the nine months ended September 30, 2004.
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
     At the end of 2004, it became apparent that the insurance company may deny coverage of our claims. Therefore, the Company reserved an additional $2.2 million as an estimate of claims yet to be paid as of December 2004. During the first quarter of 2005, the insurance company expressed its interest in settling these claims. The Company settled with the insurance company in April 2005 agreeing to reimburse the Company for all of the claims paid. This allowed the Company to reverse the $2.6 million estimated robbery loss in the first quarter of 2005. This amount is included in other operating expenses for the nine months ended September 30, 2005.
     During the first quarter of 2004, the Company wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on a variable rate related to LIBOR (London Interbank Offered Rate). Consequently, the value of these securities declined as the result of historically low interest rates. Since this loss of value was deemed other-than-temporary, the Company charged $6.3 million against earnings in the first quarter of 2004 to adjust for the impairment of these preferred stock securities.
     For the quarter ended September 30, 2005, our net earnings were $18.3 million. This represented an increase of $1.2 million or 6.98%, over net earnings of $17.1 million, for the third quarter of 2004. Basic earnings per share increased to $0.30 per share for the third quarter of 2005 compared to $0.28 per share for the third quarter of 2004. Diluted earnings per share increased to $0.30 per share for the third quarter of 2005 compared to $0.28 per share for the same three-month period last year. The annualized return on average assets was 1.46% for the third quarter of 2005 compared to an annualized return on average assets of 1.57% for the same period last year. The annualized return on average equity was 20.75% for the third quarter of 2005 compared to an annualized return on average equity of 23.34% for the third quarter of 2004.
     Net earnings, excluding the impact of the settlement of the robbery loss and net losses on sale of investment securities, totaled $51.8 million for the nine months ended September 30, 2005. This represented an increase of $6.7 million, or 14.94%, compared to net earnings, excluding the other-than-temporary impairment write-down on investment securities, net gains on sale of investment securities, and net gain on sale of real estate of $45.0 million for the same period in 2004.
     The following table reconciles the differences in net earnings with and without the settlement of the robbery loss, the other-than-temporary impairment write-down on investment securities and the net gain/loss on sale of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	For the Nine Months
	Ended September 30,
	2005			2004
				Before
	Before	Income	Net	Income	Income	Net
	Income Taxes	Taxes	Earnings	Taxes	Taxes	Earnings
	( amounts in thousands )
Net earnings without the settlement of the robbery loss, other-than-temporary impairment write-down, net gain/(loss) on sale of securities, net gain on sale of real estate	$78,645	$26,878	$51,767	$68,158	$23,123	$45,035
Settlement of robbery loss	$2,600	$890	1,710	—	—	—
Other-than-temporary impairment write-down	—	—	—	(6,300)	(2,137)	(4,163)
Net gain/(loss) on sale of securities	(46)	(15)	(31)	5,219	1,770	3,449
Net gain on sale of real estate	—	—	—	419	142	277

Net Earnings as reported	$81,199	$27,753	$53,446	$67,496	$22,898	$44,598

     We have presented net earnings without the settlement of the robbery loss, the other-than-temporary impairment write-down on investment securities, the realized net gains/losses on sale of investment securities and the net gain on sale of real estate to show shareholders the earnings from operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily assess the results of the Company’s operations and business.
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
     The Company’s net interest income (before provision for credit losses) totaled $126.2 million for the nine months ended September 30, 2005. This represented an increase of $14.7 million, or 13.23%, over net interest income (before provision for credit losses) of $111.4 million for the same period in 2004. The increase in net interest income of $14.7 million resulted from a $35.2 million increase in interest income, offset by a $20.4 million increase in interest expense. The $35.2 million increase in interest income resulted from a $610.3 million increase in average earning assets and an increase in the average yield on earning assets to 5.52% for the first nine months of 2005 from 5.14% for the same period in 2004. The $20.4 million increase in interest expense resulted from a $427.9 million increase in average interest-bearing liabilities and the increase in the average rate paid on interest-bearing liabilities to 2.34% for the first nine months of 2005 from 1.68% for the same period in 2004.
     Interest income totaled $179.6 million for the first nine months of 2005. This represented an increase of $35.2 million, or 24.34%, compared to the total interest income of $144.4 million for the same period last year. The increase in interest income was primarily the result of the increase in average earnings assets from $3.84 billion in the first nine months of 2004 to $4.46 billion in the same period in 2005.

This represents a 15.87% increase for the first nine months of 2005 over the same period last year and an increase in the average yield on earning assets of 38 basis points.
     Interest expense totaled $53.4 million for the first nine months of 2005. This represented an increase of $20.4 million, or 61.89%, over total interest expense of $33.0 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities and an increase in the cost of these liabilities of 66 basis points.
     For the third quarter ended September 30, 2005, the Company’s net interest income (before provision for credit losses) totaled $43.0 million. This represented an increase of $3.0 million, or 7.62%, over net interest income (before provision for credit losses) of $40.0 million for the same period in 2004. The increase in net interest income of $3.0 million for the third quarter of 2005 resulted from an increase of $11.5 million in interest income and an $8.4 million increase in interest expense. The increase in interest income of $11.5 million resulted from the increase in average earning assets of $600.4 million and an increase in the average yield on earning assets to 5.60% for the third quarter of 2005 from 5.27% the same period in 2004. The increase of $8.4 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 2.55% for the third quarter of 2005 from 1.73% the same period in 2004 and a $421.1 million increase in average interest-bearing liabilities.
     The increase in interest income for the third quarter ending September 30, 2005 as compared to the third quarter ending September 30, 2004 was primarily the result of the increase in average earning assets and an increase in the average yield on earning assets of 33 basis points between the third quarter of 2005 and the third quarter of 2004. Interest income totaled $63.5 million for the third quarter of 2005. This represented an increase of $11.5 million, or 22.09%, compared to total interest income of $52.0 million for the same period last year.
     The increase in interest expense was primarily the result of the increase in the rate paid on interest-bearing liabilities. Interest expense totaled $20.5 million for the third quarter of 2005. This represented an increase of $8.4 million or 70.11%, over total interest expense of $12.0 million for the same period last year. Both the increase in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the increasing interest rate environment between the third quarters of 2005 and 2004.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the nine-month and three-month periods ended September 30, 2005 and 2004. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine-Month Period Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate (6)	Balance	Interest	Rate (6)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable (1)	$1,761,106	$56,594	4.29%	$1,596,061	$48,250	4.04%
Tax preferenced (2)	413,794	13,874	5.96%	345,147	11,262	5.75%
Investment in FHLB stock	62,078	1,813	3.89%	44,117	1,460	4.41%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	9,949	209	2.80%	416	3	0.96%
Loans (3) (4)	2,208,258	107,089	6.48%	1,859,140	83,447	6.00%

Total Earning Assets	4,455,185	179,579	5.52%	3,844,881	144,422	5.14%
Total Non Earning Assets	310,640			275,200

Total Assets	$4,765,825			$4,120,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (5)	$1,121,659	$9,217	1.10%	$1,033,604	$5,494	0.71%
Time Deposits	504,269	9,631	2.55%	512,326	5,657	1.47%

Total Deposits	1,625,928	18,848	1.55%	1,545,930	11,151	0.96%

Other Borrowings	1,397,571	34,537	3.26%	1,049,628	21,826	2.74%

Interest Bearing Liabilities	3,023,499	53,385	2.34%	2,595,558	32,977	1.68%

Non-interest bearing deposits	1,373,174			1,184,086
Other Liabilities	33,511			44,078
Stockholders’ Equity	335,641			296,359

Total Liabilities and Stockholders’ Equity	$4,765,825			$4,120,081

Net interest income		$126,194			$111,445

Net interest spread — tax equivalent			3.18%			3.46%
Net interest margin			3.82%			3.91%
Net interest margin — tax equivalent			3.92%			4.01%
Net interest margin excluding loan fees			3.63%			3.71%
Net interest margin excluding loan fees — tax equivalent			3.73%			3.80%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.33% and 2004 was 4.10%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $6,534 and 2004, $5,975.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $2 and 2004, $689.

(5)	Includes interest bearing demand and money market accounts

(6)	Annualized

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month period ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate (6)	Balance	Interest	Rate (6)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable (1)	$1,787,757	$18,994	4.25%	$1,679,270	$17,823	4.25%
Tax preferenced (2)	438,938	4,989	6.02%	334,421	3,636	5.74%
Investment in FHLB stock	67,277	675	3.93%	49,609	500	3.94%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	9,924	74	2.92%	109	1	3.59%
Loans (3) (4)	2,320,733	38,777	6.63%	1,960,836	30,061	6.10%

Total Earning Assets	4,624,629	63,509	5.60%	4,024,245	52,021	5.27%
Total Non Earning Assets	333,045			307,273

Total Assets	$4,957,674			$4,331,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (5)	$1,165,077	$3,812	1.30%	$1,073,629	$1,964	0.73%
Time Deposits	512,551	3,727	2.88%	499,270	1,899	1.51%

Total Deposits	1,677,628	7,539	1.78%	1,572,899	3,863	0.98%

Other Borrowings	1,483,728	12,950	3.42%	1,167,330	8,182	2.75%

Interest Bearing Liabilities	3,161,356	20,489	2.55%	2,740,229	12,045	1.73%

Non-interest bearing deposits	1,406,223			1,256,509
Other Liabilities	40,889			43,802
Stockholders’ Equity	349,206			290,978

Total Liabilities and Stockholders’ Equity	$4,957,674			$4,331,518

Net interest income		$43,020			$39,976

Net interest spread — tax equivalent			3.05%			3.54%
Net interest margin			3.82%			4.06%
Net interest margin — tax equivalent			3.85%			4.09%
Net interest margin excluding loan fees			3.62%			3.84%
Net interest margin excluding loan fees — tax equivalent			3.65%			3.87%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.31% and 2004 was 4.26%.

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $2,320 and 2004, $2,240.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $2 and 2004, $689.

(5)	Includes interest bearing demand and money market accounts

(6)	Annualized
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our source of funds and employ our earning assets. Our taxable equivalent (TE) net interest margin for the first nine months of 2005 was 3.92% as compared to 4.01% for the same period last year. Our taxable equivalent (TE) net interest margin for the third quarter 2005 was 3.85% as compared to 4.09% for the third quarter of 2004. These decreases in the net interest margin from the same period last year are the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.18% for the first nine months of 2005 and 3.46% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2005 resulted from a 66 basis point increase in the cost of interest-bearing liabilities offset by a 38 basis point increase in the yield on earning assets, thus generating a 28 basis point decrease in the net interest spread from the same period last year.

     For the third quarter of 2005 the Company’s net interest spread (TE) was 3.05% as compared to 3.54% for the same period last year. The decrease in the net interest spread for the third quarter ended September 30, 2005 resulted from a 82 basis point increase in the cost of interest-bearing liabilities offset by a 33 basis point increase in the yield on earning assets, thus generating a 49 basis point decrease in the net interest spread from the same period last year.
     The yield (TE) on earning assets increased to 5.52% for the first nine months of 2005, from 5.14% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 49.57% in the first nine months of 2005 from 48.35% for the same period in 2004. Average investments as a percent of earning assets decreased to 48.82% in the first nine months of 2005 from 50.49% for the same period in 2004. Average investment in FHLB stock, federal funds sold and interest-bearing deposits with other institutions as a percent of earning assets increased to 1.62% in the first nine months of 2005 from 1.16% for the same period in 2004. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first nine months of 2005 increased to 6.48% as compared to 6.00% for the same period in 2004 as a result of the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first nine months of 2005 increased to 4.60% compared to 4.35% for the same period in 2004 as a result of the increasing interest rate environment. The increase in the yield on earning assets for the first nine months of 2005 was the result of higher yields on both loans and investments as a result of the increasing interest rate environment.
     The cost of average interest-bearing liabilities increased to 2.34% for the first nine months of 2005 as compared to 1.68% for the same period in 2004, reflecting an increasing interest rate environment and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 43.50% during the first nine months of 2005 as compared to 37.26% for the same period in 2004. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2005 increased to 1.55% as compared to 0.96% for the same period in 2004, reflecting the increasing interest rate environment offset by competition for interest-bearing deposits. The cost of borrowings for the first nine months of 2005 increased to 3.26% as compared to 2.74% for the same period in 2004, also reflecting the increasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should the FDIC require interest on all demand deposits. Currently, we pay interest on NOW and Money Market Accounts.
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

	Comparison of nine-month period ended
	September 30, 2005 and 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		(amounts in thousands)
Interest Income:
Taxable investment securities	$5,001	$2,993	$350	$8,344
Tax-advantaged securities	$2,960	$544	$(892)	2,612
Fed funds sold & interest-bearing deposits with other institutions	$69	$6	$131	206
Investment in FHLB stock	$594	$(172)	$(69)	353
Loans	$15,667	$6,675	$1,300	23,642

Total interest on earning assets	24,291	10,046	820	35,157

Interest Expense:
Savings deposits	$468	$3,015	$240	3,723
Time deposits	$(89)	$4,138	$(75)	3,974
Other borrowings	$7,230	$4,139	$1,342	12,711

Total interest on interest-bearing liabilities	7,609	11,292	1,507	20,408

Net Interest Income	$16,682	$(1,246)	$(687)	$14,749

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest
Expense and Net Interest Income

	Comparison of three-month period ended
	September 30, 2005 and 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		(amounts in thousands)
Interest Income:
Taxable investment securities	$1,149	$—	$22	$1,171
Tax-advantaged securities	$1,483	$234	$(364)	1,353
Fed funds sold & interest-bearing deposits with other institutions	$88	$—	$(15)	73
Investment in FHLB stock	$174	$(1)	$2	175
Loans	$5,534	$2,619	$563	8,716

Total interest on earning assets	8,428	2,852	208	11,488

Interest Expense:
Savings deposits	$168	$1,542	$138	1,848
Time deposits	$51	$1,724	$53	1,828
Other borrowings	$2,224	$1,999	$545	4,768

Total interest on interest-bearing liabilities	2,443	5,265	736	8,444

Net Interest Income	$5,985	$(2,413)	$(528)	$3,044

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $107.1 million for the first nine months of 2005. This represented an increase of $23.6 million, or 28.33%, over interest and fees on loans of $83.4 million for the same period in 2004. The increase in interest and fees on loans for the first nine months of 2005 reflects increases in the average balance of loans and an increase in interest rates. The yield on loans increased to 6.48% for the first nine months of 2005, compared to 6.00% for the same period last year. Deferred loan origination fees, net of costs, totaled $17.5 million at September 30, 2005. This represented an increase of $3.0 million, or 20.49%, over deferred loan origination fees, net of costs, of $14.6 million at December 31, 2004.
     Interest and fees on loans totaled $38.8 million for the third quarter of 2005. This represented an increase of $8.7 million, or 28.99%, over interest and fees on loans of $30.1 million for the same period last year. The increase was primarily due to increases in the average balance of loans and an increase in interest rates during 2005.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2005 and 2004.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Net deferred loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $6.5 million for the first nine months of 2005, as compared to $6.0 million for the same period in 2004, an increase of $560,000, or 9.37%.
     We recognized loan fee income of $2.3 million for the third quarter of 2005, as compared to $2.2 million for the same period in 2004, an increase of $80,000 or 3.57%.
Interest on Investments
     Our second component of interest income is interest on investments, which totaled $70.5 million for the first nine months of 2005. This represented an increase of $11.0 million, or 18.41%, over interest on investments of $59.5 million for the same period in 2004. The increase in interest on investments for the first nine months of 2005 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. For example, we may shorten the duration of the portfolio in a rising rate environment, buying securities that don’t have extension risk. The weighted-average yield (TE) on investments increased to 4.60% for the first nine months of 2005, compared to 4.35% for the same period last year as a result of the increasing interest rate environment, and the increase in the average investment portfolio.
     For the third quarter of 2005, interest income on investments totaled $24.0 million. This represented an increase of $2.5 million, or 11.76%, over interest on investments of $21.5 million for the same period in 2004. The increase in interest on investments for the third quarter of 2005 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The weighted-average yield (TE) on investments increased to 4.60% for the third quarter of 2005, compared to 4.49% for the same period in 2004 as a result of the increasing interest rate environment.

Provision for Credit Losses
     The Company maintains an allowance for probable credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during the first nine months of 2005 or 2004, and we believe our credit allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.
Other Operating Income
     Other operating income has become an increasingly important source of revenue for the Company. Other operating income includes income derived from special services offered by the Bank, such as financial advisory services, merchant card, investment services, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; the gross revenue from Community Trust Deed Services; and other revenues not included as interest on earning assets.
     Other operating income, including losses on the sale of investment securities, totaled $22.2 million for the first nine months of 2005. This represents an increase of $1.9 million, or 9.46%, over other operating income, including other-than-temporary impairment write-down and gains on the sale of investment securities, of $20.3 million for the same period last year. The increase between the nine month periods was primarily the result of a $6.3 million other-than-temporary impairment write-down of two issues of preferred stock issued by Freddie Mac during the first quarter of 2004 which was offset by the gains on the sales of investment securities of $5.2 million during the second quarter of 2004. Other operating income without losses on sale of investment securities totaled $22.3 million for the first nine months of 2005, an increase of $1.3 million or 6.22%, when compared to other operating income without the other-than-temporary impairment write-down, gains on sales of investment securities and gain on sale of real estate, of $21.0 million for the same period of 2004. (See table below).
     For the third quarter of 2005 other operating income totaled $7.9 million. This represents an increase of $341,000, or 4.53% over other operating income, including the gains on sales of investment securities and the gain on sale of real estate, of $7.5 million for the same period last year. Other operating income totaled $7.9 million, an increase of $767,000 or 10.81%, when compared to other operating income without the gains on sales of investment securities and gain on sale of real estate of $7.1 million for the same period of 2004.
     Other operating income as a percent of net revenues (net interest income before provision for credit losses plus other operating income) was 14.98% for the first nine months of 2005, as compared to 15.42% for the same period last year. Excluding the other-than-temporary impairment write-down and net gains/losses on sales of investment securities, other operating income as a percent of net revenues was 15.01% for the first nine months of 2005, as compared to 15.84% for the same period in 2004.
     For the third quarter of 2005 other operating income as a percent of net revenues (net interest income before provision for credit losses plus other operating income) was 15.45% as compared to 15.83% for the same period in 2004. Excluding the net gains/losses on sale of investment securities, other operating income as a percent of net revenues was 15.45% for the third quarter of 2005, as compared to 15.07% in 2004.
     The following table reconciles the differences in other operating income and the percentage of net revenues with and without the other-than-temporary impairment write-down and net gains/losses on sales of investment securities in conformity with accounting principles generally accepted in the United States of America:

	Other Operating Income Reconciliation
	For the Nine Months
	Ended September 30,
	2005			2004
				Without	Impairment
				impairment	writedown,
				writedown, gain	net gain on
				on sale of	securities and
	Without net			securities and	net gain on
	loss on sale of	Net loss on	Reported	gain on sale of	sale of real	Reported
	securities	securities	amount	real estate	estate	amount
			(amounts in thousands)
Other Operating Income	$22,278	$(46)	$22,232	$20,973	$(662)	$20,311

Net Revenues	$148,470	$(46)	$148,424	$132,418	$(662)	$131,756

Percent of Other Operating Income to Net Revenues	15.01%	100.00%	14.98%	15.84%	100.00%	15.42%

	Other Operating Income Reconciliation
	For the Three Months
	Ended September 30,
	2005			2004
				Without net gain	Net gain on
				on sale of	securities and
	Without net			securities and	net gain on
	loss on sale of	Net loss on	Reported	net gain on sale	sale of real	Reported
	securities	securities	amount	of real estate	estate	amount
			(amounts in thousands)
Other Operating Income	$7,861	$—	$7,861	$7,093	$426	$7,519

Net Revenues	$50,879	$—	$50,879	$47,069	$426	$47,495

Percent of Other Operating Income to Net Revenues	15.45%	—	15.45%	15.07%	100.00%	15.83%
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
     Service charges on deposit accounts totaled $9.8 million in the first nine months of 2005. This represented a decrease of $774,000 or 7.34% from service charges on deposit accounts of $10.5 million for the same period in 2004. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. The decrease in service charges on deposit accounts in the first nine months of 2005 was due to higher earning allowance rates and higher deposit balances offsetting service charges owed. Service charges on deposit accounts represented 43.95% of other operating income in the first nine months of 2005, as compared to 51.91% in 2004.

     For the third quarter of 2005, service charges on deposit accounts totaled $3.5 million. This represents an increase of $237,000, or 7.32% from service charges of $3.2 million for the same period last year. Service charges on deposit accounts represented 44.24% of other operating income in the third quarter of 2005, as compared to 43.09% in the same period in 2004.
     Financial Advisory Services consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. Financial Advisory Services generated fees of $4.9 million in the first nine months of 2005. This represents an increase of $509,000, or 11.52% over fees generated of $4.4 million in the same period in 2004. The increase is primarily due to an increase in assets under management of $738.7 million. Fees generated by Financial Advisory Services represented 22.17% of other operating income in the first nine months of 2005, as compared to 21.76% for the same period in 2004.
     For the third quarter of 2005 fees generated by Financial Advisory Services totaled $1.7 million. This represents an increase of $396,000, or 29.44% over fees generated of $1.3 million for the same period last year. Fees generated by Financial Advisory Services represented 22.15% of other operating income in the third quarter of 2005, as compared to 17.89% in the same period in 2004.
     Bankcard Services, which provide merchant bankcard services (credit card processing, merchant terminals, and customer support) generated fees totaling $1.9 million in the first nine months of 2005. This represented an increase of $516,000, or 38.21%, over fees generated of $1.4 million for the same period in 2004. The increase is primarily due to growth of the transaction volumes with our customer base and the controlling of costs in processing these transactions. Fees generated by Bankcard Services represented 8.40% of other operating income in the first nine months of 2005, as compared to 6.15% for the same period last year.
     For the third quarter of 2005 fees generated by Bankcard totaled $631,000. This represents an increase of $106,000, or 20.18% over Bankcard Services income of $525,000 for the same period last year. Fees generated by Bankcard Services represented 8.03% of other operating income in the third quarter of 2005, as compared to 6.98% in the same period in 2004.
     Bank Owned Life Insurance (“BOLI”) income totaled $2.2 million in the first nine months of 2005. This represents an increase of $1.2 million, or 121.73%, over BOLI income generated of $1.0 million for the same period in 2004. The increase is due to the additional interest earned on the $50 million BOLI acquired in the first quarter of 2004.
     For the third quarter of 2005, BOLI income totaled $633,000. This represents an increase of $94,000, or 17.47 % over BOLI income generated of $539,000 for the third quarter of 2004.
     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., was $3.5 million in the first nine months of 2005. This represented a decrease of $583,000, or 14.30%, from other fees and income of $4.1 million generated in 2004. The decrease is primarily due to the decrease of volume in other banking service fees. Other fees and income represented 15.72% of other operating income in the first nine months of 2005, as compared to 20.07% in the same period in 2004.
     For the third quarter of 2005 other fees and income totaled $1.4 million. This represents a decrease of $486,000, or 26.11% from other fees and income of $1.9 million for the same period last year. The decrease is primarily due to the decrease of volume in other banking service fees. Other fees and income represented 17.51% of other operating income in the third quarter of 2005, as compared to 24.78% in the same period in 2004.

Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, amortization of intangibles, and other expenses, including prepayment penalties. Other operating expenses totaled $67.2 million for the first nine months of 2005. This represents an increase of $3.0 million, or 4.62% over other operating expenses of $64.3 million for the same period in 2004.
     For the third quarter of 2005, other operating expenses totaled $23.1 million. This represents an increase of $1.4 million, or 6.26% over other operating expenses of $21.8 million for the same period last year.
     Other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Other operating expenses measured as a percentage of average assets decreased to 1.89% for the first nine months of 2005, compared to a ratio of 2.08% for the same period in 2004. The decrease is partially due to the $2.6 million settlement of the robbery loss received in first quarter of 2005. The ratio further indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2005, the efficiency ratio was 45.29%, compared to a ratio of 48.77% for the same period in 2004. The decrease was primarily due to the impact of the $2.6 million settlement of the robbery loss received during the first quarter of 2005 and the $6.3 million other-than-temporary impairment write-down in the first quarter of 2004, offset by the net gains/losses on sale of investment securities and net gain on sale of real estate. Without the settlement of the robbery loss, impairment charge on investment securities, net gains/losses on sale of investment securities, and net gain on sale of real estate, our efficiency ratio would have been 47.03% in 2005 as compared to 48.53% in 2004.
     For the third quarter of 2005 the efficiency ratio decreased to 45.43% as compared to 45.80% for the same period last year. Without the net gains/losses on the sale of securities, and the net gain on sale of real estate, the efficiency ratio would have been 45.43% as compared to 46.21% for the same period last year.
     The following table reconciles the differences in operating efficiency ratio with and without the settlement of the robbery loss, the other-than-temporary impairment write-down, the net gain/loss on sale of investment securities and the net gain on sale of real estate:

	Operating Efficiency Ratio Reconciliation For the Nine Months Ended September 30,
	2005			2004
					Impairment
				Without other-than-	write-down,
	Without			temporary	net gain on
	settlement of			impairment write-	sale of
	robbery loss			down, net gain on	securities and
	and net loss	Robbery loss		sale of securities	net gain on
	on sale of	and net loss	Reported	and net gain on sale	sale of real	Reported
	securities	on securities	amount	of real estate	estate	amount
	(amounts in thousands)
Other Operating Expense	$69,827	$(2,600)	67,227	$64,260	$—	$64,260

Net Revenues	$148,470	$(46)	148,424	$132,418	$(662)	$131,756

Operating Efficiency Ratio	47.03%		45.29%	48.53%		48.77%

	Operating Efficiency Ratio Reconciliation For the Three Months Ended September 30,
	2005			2004
					Net gain on
					sale of
				Without net gain on	securities and
	Without net			sale of securities	net gain on
	loss on sale of	Net loss on	Reported	and net gain on sale	sale of real	Reported
	securities	securities	amount	of real estate	estate	amount
	(amounts in thousands)
Other Operating Expense	$23,115	$—	$23,115	$21,752	$—	$21,752

Net Revenues	$50,879	$—	$50,879	$47,069	$426	$47,495

Operating Efficiency Ratio	45.43%		45.43%	46.21%		45.80%
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
     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $39.4 million for the first nine months of 2005. This represented an increase of $4.1 million, or 11.61%, over salaries and related expenses of $35.3 million for the same period in 2004. The increases for 2005 primarily resulted from increased staffing levels as a result of the Granite State Bank acquisition and annual salary adjustments. At September 30, 2005, we employed 676 full time equivalent employees, compared to 655 full time equivalent employees at September 30, 2004. Salaries and related expenses as a percent of average assets decreased to 1.11% for the first nine months of 2005, compared to 1.15% for the same period in 2004. For the third quarter of 2005 salaries and related expenses totaled $13.1 million. This represents an increase of $1.2 million, or 9.74% over salaries and related expenses of $12.0 million for the same period last year. The increases for the third quarter of 2005 primarily resulted from increased staffing levels and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.05% for the third quarter of 2005, compared to 1.10% for the same period in 2004.
     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy and equipment expenses totaled $11.6 million for the first nine months of 2005. This represented an increase of $63,000, or 0.05%, over occupancy and equipment expenses of $11.6 million for the same period in 2004. For the third quarter of 2005 occupancy and equipment expenses totaled $3.8 million. This represents a decrease of $359,000, or 8.59% over occupancy and equipment expenses of $4.2 million for the same period last year.
     Stationary and supplies expense totaled $4.0 million for the first nine months of 2005. This represented an increase of $420,000, or 11.60%, over the expense of $3.6 million for the same period in 2004. For the third quarter of 2005, stationary and supplies expense totaled $1.5 million. This represents an increase of $283,000 or 23.32% over the expense of $1.2 million for the same period in 2004. The increase was primarily due to the acquisition of Granite State Bank and the internal growth of business.
     Professional services totaled $3.3 million for the first nine months of 2005. This represented an increase of $237,000 or 7.83%, over an expense of $3.0 million for the same period in 2004. For the third quarter of 2005, professional services totaled $1.0 million. This represents an increase of $140,000, or 15.41% over professional services of $907,000 for the same period last year.
     Promotion expense totaled $4.5 million for the first nine months of 2005. This represented an increase of $662,000, or 17.32%, over an expense of $3.8 million for the same period in 2004. For the third quarter of 2005 promotion expense totaled $1.1 million. This represents an increase of $54,000, or 5.06% over promotion expense of $1.1 million for the same period last year. The increase in promotion expense was primarily associated with the acquisition of Granite State Bank and increases in advertising expense as we grow our market area.
     The amortization expense of intangibles totaled $1.5 million for the first nine months of 2005 and $889,000 for the same period in 2004. This represents an increase of $584,000, or 65.72%. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Granite State Bank in February 2005. For the third quarter of 2005 amortization expense totaled $588,000. This represents an increase of $292,000, or 98.58% over amortization expense of $296,000 for the same period last year.
     Other operating expense totaled $2.9 million for the first nine months of 2005. This represented a decrease of $3.1 million, or 51.56%, from an expense of $6.0 million for the same period in 2004. For the third quarter of 2005 other operating expense totaled $1.9 million. This represents a decrease of $213,000, or 10.02% from other operating expense of $2.1 million for the same period last year. The decrease is primarily due to the $2.6 million settlement of the robbery loss.
Income Taxes
     The Company’s effective tax rate for the first nine months of 2005 was 34.18%, compared to 33.93% for the same period in 2004. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax-preferenced income from certain investments for each period. The majority of tax-preferenced income is derived from municipal securities, although a portion comes from municipal leases.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $5.02 billion at September 30, 2005. This represented an increase of $509.2 million, or 11.29%, over total assets of $4.51 billion at December 31, 2004. Earning assets totaled $4.69 billion at September 30, 2005, increasing $428.9 million, or 10.08%, over earning assets of $4.26 billion at December 31, 2004. Total liabilities were $4.68 billion at September 30, 2005, up $489.5 million, or 11.67%, over total liabilities of $4.19 billion at December 31, 2004. Total equity increased $19.7 million, or 6.20%, to $337.2 million at September 30, 2005, compared with total equity of $317.5 million at December 31, 2004.

Investment Securities
     The Company reported total investment securities of $2.26 billion at September 30, 2005. This represented an increase of $170.2 million, or 8.16%, over total investment securities of $2.09 billion at December 31, 2004. Investment securities comprise 48.14% of the Company’s total earning assets at September 30, 2005.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The unrealized gains or losses, net of income taxes, are recorded in stockholder’s equity. At September 30, 2005, securities held as available-for-sale had a fair market value of $2.26 billion, representing 100% of total investment securities, with an amortized cost of $2.27 billion. At September 30, 2005, the net unrealized holding loss on securities available-for-sale was $14.3 million and that resulted in accumulated other comprehensive loss of $8.3 million (net of $6.0 million in deferred taxes benefits). At December 31, 2004, we reported net unrealized gain on investment securities available-for-sale of $15.3 million and accumulated other comprehensive income of $8.9 million (net of deferred taxes of $6.4 million).
     Table 3 sets forth investment securities at September 30, 2005 and December 31, 2004.

	September 30, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$495	$—	$—	$495	0.02%
Mortgage-backed securities	1,248,896	2,259	(22,910)	1,228,245	54.46%
CMO’s / REMIC’s	532,796	122	(4,067)	528,851	23.45%
Government agency & government-sponsored enterprises	22,513	—	(518)	21,995	0.98%
Municipal bonds	372,226	17,556	(2,386)	387,396	17.18%
FHLMC preferred stock	58,340	—	(4,340)	54,000	2.39%
Other securities	34,194	—	—	34,194	1.52%

Total Investment Securities	$2,269,460	$19,937	$(34,221)	$2,255,176	100.00%

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(2)	$496	0.02%
Mortgage-backed securities	1,360,304	8,759	(8,729)	1,360,334	65.25%
CMO’s / REMIC’s	345,285	1,252	(910)	345,627	16.58%
Government agency & government-sponsored enterprises	18,987	—	(230)	18,757	0.90%
Municipal bonds	285,752	21,293	(468)	306,577	14.70%
FHLMC preferred stock	58,340	—	(5,635)	52,705	2.53%
Other securities	518	—	—	518	0.02%

Total Investment Securities	$2,069,684	$31,304	$(15,974)	$2,085,014	100.00%

     The weighted-average yield (TE) on the investment portfolio at September 30, 2005 was 4.60% with a weighted-average life of 3.8 years. This compares to a yield of 4.38% at December 31, 2004 with a weighted-average life of 3.6 years and a yield of 4.35% at September 30, 2004 with a weighted-average life of 3.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 90.75% of the portfolio represents securities issued by either the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of September 30, 2005.
Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

			September 30, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury Obligation	$495	$—	$—	$—	$495	$—
Mortgage-backed securities	617,654	6,792	596,271	16,389	1,213,925	23,181
CMO/REMICs	289,743	1,852	148,016	1,944	437,759	3,796
Government agency & government- sponsored enterprises	2,978	22	18,517	496	21,495	518
Municipal bonds	122,928	2,112	7,789	274	130,717	2,386
FHLMC Preferred Stock	20,000	1,900	34,000	2,440	54,000	4,340

	$1,053,798	$12,678	$804,593	$21,543	$1,858,391	$34,221

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

			December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$496	$2	$—	$—	$496	$2
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/REMICs	90,111	681	52,014	229	142,125	910
Government agency & government- sponsored enterprises	12,711	179	6,047	51	18,758	230
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
     In connection with a periodic review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Securities and Exchange Commission has asked us to provide additional information about our determination that no other-than-temporary impairment existed at December 31,

2004 and December 31, 2003 with respect to our investment in FHLMC perpetual preferred stock in light of our recording of a $6.3 million other-than-temporary impairment of our FHLMC preferred stock in the first quarter of 2004. We are in the process of providing additional information to the Commission to support our determinations.
     Despite the unrealized loss position of these securities, we have concluded, as of September 30, 2005, that these investments are not other-than temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     At September 30, 2005 and December 31, 2004, investment securities having an amortized cost of approximately $2.05 billion and $1.66 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At September 30, 2005, we reported total loans, net of deferred loan fees, of $2.38 billion. This represents an increase of $235.1 million, or 10.99%, over total loans, net of deferred loan fees, of $2.14 billion at December 31, 2004. Total loans, net of deferred loan fees, comprise 50.70% of our total earning assets at September 30, 2005.
     Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	September 30, 2005		December 31, 2004
Commercial and Industrial	$946,406	39.6%	$905,139	42.0%
Real Estate:
Construction	258,091	10.8%	235,849	10.9%
Mortgage	782,336	32.7%	553,000	25.7%
Consumer, net of unearned discount	46,482	1.9%	38,521	1.8%
Municipal lease finance receivables	84,933	3.5%	71,675	3.3%
Auto and equipment leases	61,114	2.6%	52,783	2.4%
Agribusiness	213,397	8.9%	297,659	13.9%

Gross Loans	2,392,759	100.0%	2,154,626	100.0%
Less:
Allowance for credit losses	(24,237)		(22,494)
Deferred net loan fees	(17,533)		(14,552)

Net Loans	$2,350,989		$2,117,580

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

Non-performing Assets
     As set forth in Table 5, there was $2,000 in non-performing assets at September 30, 2005 and December 31, 2004. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. In addition, we had loans classified as impaired at September 30, 2005 and December 31, 2004 totaling $2,000.
     Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.
     TABLE 5 — Non-Performing Assets (dollar amount in thousands)

	September 30,	December 31,
	2005	2004
	(amounts in thousands)
Nonaccrual loans	$2	$2
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	—	—

Total nonperforming assets	$2	$2

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%

Percentage of nonperforming assets to total assets	0.00%	0.00%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of September 30, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
     At September 30, 2005 and December 31, 2004, the Company held no properties as other real estate owned.
Bank Owned Life Insurance
     The Company has Bank Owned Life Insurance (“BOLI”) with a cash surrender value of $71.2 million, of which $18.0 million was obtained through acquisitions and $53.2 million was obtained through purchase. We purchased $50.0 million of single premium insurance in the first quarter of 2004.

Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of our Company.
     At September 30, 2005, total deposits were $3.21 billion, representing an increase of $338.3 million, or 11.77%, over total deposits of $2.88 billion at December 31, 2004. Average total deposits for the first nine months of 2005 were $3.0 billion. This represented an increase of $237.7 million, or 8.61%, over average total deposits of $2.73 billion for the nine months ended September 30, 2004. The increase in deposits was partially a result of the Granite State Bank acquisition. The comparison of average balances for the first nine months of the year has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	September 30, 2005		December 31, 2004
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,424,623	44.3%	$1,322,255	46.0%
Interest bearing deposits
Savings Deposits	1,251,586	39.0%	1,072,619	37.3%
Time deposits	537,129	16.7%	480,165	16.7%

Total deposits	$3,213,338	100.0%	$2,875,039	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.42 billion at September 30, 2005, representing an increase of $102.4 million, or 7.74%, over total demand deposits of $1.32 billion at December 31, 2004. Average demand deposits for the first nine months of 2005 were $1.37 billion, an increase of $159.3 million, or 13.12%, over average demand deposits of $1.18 billion for the first nine months of 2004. Non-interest-bearing demand deposits represented 44.33% of total deposits as of September 30, 2005 and 46.0% of total deposits as of December 31, 2004.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.25 billion at September 30, 2005, representing an increase of $179.0 million, or 16.69%, over savings deposits of $1.07 billion at December 31, 2004.
     Time deposits totaled $537.1 million at September 30, 2005 of which $15.2 million were brokered. This represented an increase of $57.0 million, or 11.86%, over total time deposits of $480.2 million at December 31, 2004.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue the growth in interest-bearing deposits. Finally, we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 31.79% as of September 30, 2005, as compared to 28.25% as of December 31, 2004.
     During 2005 and 2004, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $557.0 million and $356.0 million under these agreements at September 30, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 3.16% and 2.16% at

September 30, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $755.0 million and $830.0 million under these agreements at September 30, 2005 and December 31, 2004, respectively. The weighted average annual interest rate was 3.52% and 3.05% at September 30, 2005 and December 31, 2004, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury, in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2005 and December 31, 2004 the amounts held by the Bank in the TT&L Note Option Program were $1.5 million and $6.5 million, collateralized by securities, respectively. Amounts are payable on demand. We borrow these funds at a variable rate of 43 basis points less than the average weekly federal funds rate.
     At September 30, 2005, borrowed funds totaled $1.31 billion, representing an increase of $121.1 million, or 10.15%, over total borrowed funds of $1.19 billion at December 31, 2004.
Aggregate Contractual Obligations
     The following table summarizes our aggregate contractual obligations as of September 30, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,213,338	$3,121,340	$80,898	$10,795	$305
FHLB and Other Borrowings	1,312,000	557,000	655,000	—	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,098	1,114	1,433	1,433	3,118
Operating Leases	15,521	3,837	6,375	3,162	2,147

Total	$4,630,433	$3,683,291	$743,706	$15,390	$188,046

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

Off-Balance Sheet Arrangements
     At September 30, 2005, we had commitments to extend credit of approximately $880.6 million and obligations under letters of credit of $77.3 million and available lines of credit totaling $957.8 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
     The following table summarizes the off-balance sheet arrangements at September 30, 2005:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	( Amounts in thousands)
2005
Commitment to extend credit	880,571	356,803	39,919	83,028	400,821
Obligations under letters of credit	77,250	61,338	9,946	5,966	—

Total	$957,821	$418,141	$49,865	$88,994	$400,821

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2005, the Bank’s loan to deposit ratio averaged 73.63%, compared to an average ratio of 68.10% for the same period in 2004.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by a third party on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2005, approximately $83.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal and interest payments on loans and investments, borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits and borrowings, increased loan balances, purchases, and other operating expenses.

     Net cash provided by operating activities totaled $62.4 million for the first nine months of 2005, compared to $61.7 million for the same period last year. The increase was primarily the result of an increase in cash paid to suppliers and employees, offset by an increase in interest received.
     Net cash used in investing activities totaled $339.1 million for the first nine months of 2005, compared to $502.6 million used by investing activities for the same period in 2004. The decrease was primarily the result of a decrease in the purchase of investment securities, loans, and BOLI and an increase in the proceeds of sales of investment securities.
     Funds provided by financing activities totaled $325.1 million for the first nine months of 2005, compared to funds provided by financing activities of $445.0 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of decrease in the growth of deposits and short-term borrowings during the period.
     At September 30, 2005, cash and cash equivalents totaled $132.7 million. This represented a decrease of $16.6 million, or 14.31%, from a total of $116.1 million at September 30, 2004.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2005, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.
     The Company’s equity capital was $337.2 million at September 30, 2005. This represented an increase of $19.7 million, or 6.20% over equity capital of $317.5 million at December 31, 2004. The Company’s 2004 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     In October 2001, the Company’s Board of Directors authorized the purchase of up to 2.0 million shares of our common stock (without adjustment for stock splits and stock dividends). During the first nine months of 2005, the Company repurchased 676,033 shares of our common stock for an aggregate amount of $12.3 million. As of September 30, 2005, 775,163 shares are available to be repurchased in the future under this repurchase plan.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2005 and December 31, 2004.

Table 6 — Regulatory Capital Ratios

	Required
	Minimum	September 30, 2005		December 31, 2004
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.03%	11.52%	12.58%	11.89%
Total	8.00%	12.84%	12.33%	13.42%	12.73%
Leverage ratio	4.00%	7.76%	7.49%	8.30%	7.83%
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

     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
–	general economic and business conditions affecting the key lending areas of the Company,

–	economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

–	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

–	collateral values,

–	loan volumes and concentrations,

–	seasoning of the loan portfolio,

–	specific industry conditions within portfolio segments,

–	recent loss experience in particular segments of the portfolio,

–	duration of the current business cycle,

–	bank regulatory examination results and

–	findings of the Company’s internal credit examiners.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first nine months of 2005 and 2004.
     At September 30, 2005, we reported an allowance for credit losses of $24.2 million. This represented an increase of $1.7 million, or 7.75%, over the allowance for credit losses of $22.5 million at December 31, 2004. The increase is due to $756,000 of allowance for credit losses acquired through Granite State Bank and recoveries exceeding charge-offs for the third quarter of 2005.
     Non-performing loans includes non-accrual loans, loans past due 90 or more days and still accruing, impaired loans, and restructured loans. There was $2,000 in non-performing loans at September 30, 2005 and December 31, 2004.

TABLE 7 — Summary of Credit Loss Experience

	Nine months ended September 30,
	2005	2004
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,375,226	$2,009,875

Average Total Loans Outstanding (1)	$2,208,258	$1,859,140

Allowance for Credit Losses:
Beginning of Period	$22,494	$21,282
Acquisition of Granite State Bank	756	—
Loans Charged-Off:
Real Estate Loans	—	348
Commercial and Industrial	63	548
Lease Financing Receivables	66	—
Consumer Loans	62	237

Total Loans Charged-Off	191	1,133

Recoveries:
Real Estate Loans	525	662
Commercial and Industrial	459	2,128
Lease Financing Receivables	88	—
Consumer Loans	106	129

Total Loans Recovered	1,178	2,919

Net Loans (Recovered)	(987)	(1,786)

Provision Charged to Operating Expense	—	—

Allowance for Credit Losses at End of period	$24,237	$23,068

(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.04%	-0.10%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.04%	-0.09%
Allowance for Credit Losses to Average Total Loans	1.10%	1.24%
Allowance for Credit Losses to Total Loans at End of Period	1.02%	1.15%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-4.07%	-7.74%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	—
     While we believe that the allowance at September 30, 2005, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
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
     Approximately $1.76 billion, or 77.91%, of the total investment portfolio at September 30, 2005 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2005:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 2.42% )
- 200 basis points	( 0.36% )
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
     The corporate strategic plan is formally presented to all branch managers and department managers annually.
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
     Our asset liability model calculates the market value of the Bank’s equity. In addition, management prepares, on a monthly basis, a capital volatility report that compares changes in the market value of the investment portfolio. We have as our target to always be well-capitalized by regulatory standards.
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
     During our most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. There were no repurchase transactions during the three months ended September 30, 2005. As of September 30, 2005, 775,163 shares are available to be repurchased in the future under this repurchase plan.
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
CVB FINANCIAL CORP.
(Registrant)

Date: November 4, 2005	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer