Form 10-K
period 2005-12-31
CVB FINANCIAL CORP
filed 2006-03-14
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005
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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated Filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $928,734,289.
      Number of shares of common stock of the registrant outstanding as of March 10, 2006: 76,473,416.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2005	Part III of Form 10-K

CVB FINANCIAL CORP.
2005 ANNUAL REPORT ON FORM 10-K

INTRODUCTION
      Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or Exchange Act, and as such involve risk and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see “Item 1A. Risk Factors” And any additional information as set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended. We do not undertake any obligation to update our forward-looking statements to reflect occurrence or unanticipated events or circumstances after the date of such statements.
PART I

Item 1.	Business
CVB Financial Corp.
      CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. CVB has one other subsidiary: Community Trust Deed Services (“Community”).CVB is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. Trusts I and II were created in December 2003 and Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Bank has one operating subsidiary, Golden West Enterprises, Inc, (“GWF”) which engages in automobile and equipment leasing, and brokers mortgage loans. As of February 21, 2006, we have received regulatory approval to merge Community and GWF into the Bank. We believe this will be completed by March 31, 2006.
      CVB’s principal business is to serve as a holding company for the Bank, Community, and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2005, the Company had $5.42 billion in total consolidated assets, $2.64 billion in net loans and $3.42 billion in deposits.
      The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.
Citizens Business Bank
      The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2005, the Bank had $5.42 billion in assets, $2.64 billion in net loans and $3.42 billion in deposits.
      As of December 31, 2005, we had 40 Business Financial Centers located in the Inland Empire, San Gabriel Valley, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern

County areas of California. Of the 40 offices, we opened twelve as de novo branches and acquired the other twenty-eight in acquisition transactions. We added five offices in 2003 and an additional three offices in 2005. Our 2005 offices were comprised of one de novo office in Madera County and two offices in Los Angeles County which we acquired after our merger with Granite State Bank, which was completed on February 25, 2005.
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
      We offer a wide range of financial services and trust services through our Financial Advisory Services Group (formerly known as Wealth Management Division). These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.
Golden West Enterprises, Inc.
      The Bank owns 100% of the voting stock of Golden West Enterprises, Inc., which is located in Costa Mesa, California. Golden West Enterprises provides automobile and equipment leasing, and brokers mortgage loans. As of December 31, 2005, Golden West Enterprises, Inc. had $39.4 million in lease receivables.
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
Employees
      At December 31, 2005, we employed 719 persons, 493 on a full-time and 226 on a part-time basis. We believe that our employee relations are satisfactory.
Competition
      The banking and financial services business is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.
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
      From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as recent federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.
Supervision and Regulation

General
      We are extensively regulated under both federal and certain state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the financial institution. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

The Company
      As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require. The FRB’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.
      The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”
      We are required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of the company and another bank holding company.
      We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior FRB approval, we may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.
      We are also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

The Bank
      As a California chartered bank, we are subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. If, as a result of an examination of the Bank, the FDIC or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the Bank’s charter. See “Safety and Soundness Standards.”
      The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.
      Any changes in federal or state banking laws or the regulations of the banking agencies could have a material adverse impact on us, the Bank and our operations. For example, the enactment of long-pending FDIC reform legislation, which would merge the Bank Insurance Fund and the SAIF and increase current deposit coverage limits, could affect our costs and operations. Further, in early January, 2005, the federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) construction and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with “CRE concentration.” The Bank’s CRE portfolio as of December 31, 2005 would not meet the definition of CRE concentration as set forth in the proposed guidelines.
      Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, but also expanded financial activities to the same extent as a national bank. However, in order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking.

The Sarbanes-Oxley Act of 2002
      The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances; and

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.
      The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date, these costs, including allocated time of our associates that were performing other tasks, is approximately $0.01 per share before taxes.
      During the second year of compliance with Sarbanes-Oxley Act, we have not seen a material decline in costs. While costs have decreased some, this decrease will not have a material impact on earnings per share.

USA Patriot Act of 2001
      The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions, foreign customers and private banking customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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
      Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.
      The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for the Company and the Bank.

Merchant Banking Restrictions
      We have determined that it is not beneficial at this time for us to become a financial holding company and enter into merchant banking activities, though we could do so in the future.

Consumer Protection Laws and Regulations
      Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
      The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.
      Federal Reserve regulations and OCC guidelines aimed at curbing predatory lending significantly widen the pool of high cost home secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.
      Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.
      These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

      In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.
      The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.
      The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).
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
      The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of February 22, 2005 the Bank was rated “satisfactory.”
      The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank for 2005 will raise material issues regarding the Bank’s compliance with the fair lending laws.
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
      We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operations.

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
      The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $93.0 million at December 31, 2005. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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
      We also are subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law and the supervisory authority of the federal and state banking agencies. See “Prompt Corrective Action” and “Safety and Soundness Standards.”

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
      The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to the FRB’s final rule adopted March 4, 2005, which changed the criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.
      The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.
      A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, both CVB and the Bank are required to maintain certain levels of capital.
      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2005:

	As of December 31, 2005

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$394,617	7.7%	$206,066	4.0%	$188,551	3.7%
Tier 1 risk-based ratio	394,617	11.3%	139,811	4.0%	254,806	7.3%
Total risk-based ratio	419,554	12.0%	279,702	8.0%	139,852	4.0%
      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2005:

	As of December 31, 2005

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$377,527	7.3%	$205,737	4.0%	$171,790	3.3%
Tier 1 risk-based ratio	377,527	10.8%	139,566	4.0%	237,961	6.8%
Total risk-based ratio	402,464	11.5%	279,245	8.0%	123,219	3.5%
      The risk-based capital guidelines are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory in 2008 only for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Alternative capital requirements are under consideration by the U.S. federal banking agencies for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II.

Prompt Corrective Action and Other Enforcement Mechanisms
      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well capitalized;”

•	“adequately capitalized;”

•	“undercapitalized;”

•	“significantly undercapitalized;” and

•	“critically undercapitalized.”
      The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2005, the Bank’s capital ratios exceed these minimum percentage requirements for well capitalized institutions.
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

Safety and Soundness Standards
      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators and/or state regulations for state banks, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.
      The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance
      Through the BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
      The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.
      The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on the company’s earnings, depending on the collective size of the particular institutions involved.
      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2005 was 1.34 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.
      The enactment in February, 2006, of the Federal Deposit Insurance Reform Act of 2006, or FDIRA, provides, among other things, for the merger of the BIF and the SAIF into the Deposit Insurance Fund; future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000; the increase of retirement account coverage to $250,000; changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC is to issue regulations implementing the provisions of FDIRA. At this time it is uncertain what effect FDIRA and the forthcoming regulations will have on the bank.

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

Federal Home Loan Bank System
      The bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB — SF”). Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a FHLB member, we are required to own a certain amount of capital stock in the FHLB — SF. The amount of stock is equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.
      At December 31, 2005, we were in compliance with the stock requirements.

Federal Reserve System
      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, we were in compliance with these requirements.

Non-bank Subsidiaries
      The Company’s non-bank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies. Other non-bank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Available Information
      Reports filed with the Securities and Exchange Commission (the “Commission”) include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the public reference facilities of the Commission on file at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operation of the public reference loans by calling the SEC at 1-800-SEC-0330. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Executive Officers
      The following tables set forth certain information regarding our Executive Officers as of March 14, 2006:
Executive Officers:

Name	Position	Age

D. Linn Wiley	President and Chief Executive Officer of the Company and the Bank	67
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	62
Jay W. Coleman	Executive Vice President/ Sales and Service Division of the Bank	63
Edward J. Mylett, Jr.	Executive Vice President/ Credit Management Division of the Bank	57
R. Scott Racusin	Executive Vice President/ Financial Advisory Services Division of the Bank	52
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
      Mr. Coleman assumed the position of Executive Vice President of the Bank on December 5, 1988. Prior to that, he served as President and Chief Executive Officer of Southland Bank, N.A. from March 1983 to April 1988.
      Mr. Mylett assumed the position of Executive Vice President and Senior Loan Officer of the Bank on March 1, 2006. Prior to that, he served as Senior Vice President Regional Manager of the Bank from July 2003 to March 2006 and the Burbank Business Financial Center Manager from June 2002 to July 2003. Prior to that, Mr. Mylett served as Executive Vice President, Chief Operating Officer and Senior Credit Officer for Western Security Bank from 1992 to June 2002.
      Mr. Racusin assumed the position of Executive Vice President and Division Manager of Financial Advisory Services Group of the Bank on May 16, 2005. Prior to that, he served as Executive Vice President and Regional Managing Director of Wealth Management for Comerica Bank from 2002 to 2004. From 1999 to 2002, he served as the President and Chief Executive Officer of AeroBank.com as well as Executive Vice President of AeroFund Financial. Immediately prior to that, he held various positions with Union Bank of California from 1987 to 1998.

Item 1A.	Risk Factors
      Risk Factors That May Affect Future Results — In addition to the other information contained in this annual report, the following risks may affect us. If any of these risks occurs, our business, financial condition, operating results and prospects could be adversely affected.
      In addition to other information contained in this report, the following discusses certain factors which may adversely affect our business’ financial results and operations and should be considered in evaluating the Company.
      Our Southern and Central California business focus and economic conditions in Southern and Central California could adversely affect our operations — Our operations are concentrated in Southern and Central California, and in particular in San Bernardino County, Riverside County, Orange County, Madera County, Fresno County, Tulare County, Kern County, and the eastern portion of Los Angeles County in Southern California. As a result of this geographic concentration, our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects:

•	problem assets and foreclosures may increase,

•	demand for our products and services may decline,

•	low cost or non-interest bearing deposits may decrease, and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
      In view of the concentration of our operations and the collateral securing our loan portfolio in Southern and Central California, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
      We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects — Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, credit quality, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our executive officers. The loss of the services of any one of our key executives or other executives or our inability to find suitable replacements could have a material adverse effect on our business, financial condition, results of operations and prospects.
      Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance — Our earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse affect on our financial condition and results of operations.
      A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2005 our balance sheet was asset sensitive and, as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and prospects.
      The types of loans in our portfolio have a higher degree of risk and a downturn in our real estate markets could hurt our business — A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, particularly in California, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 42.75% of the book value of our loan portfolio consisted of loans collateralized or secured by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and prospects.
      We are subject to extensive government regulation. These regulations may hamper our ability to increase our assets and earnings — Our operations and those of the bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows.
      We are exposed to risk of environmental liabilities with respect to properties to which we take title — In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.
      If we cannot attract deposits, our growth may be inhibited — Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and prospects.
      Our allowance for credit losses may not be adequate to cover actual losses — A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.
      Like all financial institutions, we maintain an allowance for credit losses to provide for loan and lease defaults and non-performance — Our allowance for credit losses may not be adequate to cover actual loan and lease losses, and future provisions for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for credit losses reflects our estimate of the probable losses in our loan and lease portfolio at the relevant balance sheet date. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of the allowance for credit losses is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our business, financial condition, results of operations and prospects.
      We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted — We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations, and prospects.
      We face strong competition from financial services companies and other companies that offer banking services which could hurt our business — We conduct our operations exclusively in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and prospects may be adversely affected.
      Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline — Various provisions of our articles of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, a shareholder rights plan and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
      We may face other risks. From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Commission.
      For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.”

Item 1B.     Unresolved Staff Comments
      None

Item 2.	Properties
      The principal executive offices of the Company and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California, which is owned by the Company. The office of Community is located at 125 East “H” Street, Colton, California, which is leased through our Colton business financial center, which is owned by the Bank. The office of Golden West Enterprises, Inc. is located at 3130 Harbor Boulevard, Costa Mesa, California, which is leased from an unaffiliated third party.
      At December 31, 2005, the Bank occupied the premises for thirty-one of its offices under leases expiring at various dates from 2006 through 2014, at which time we can exercise options that could extend certain leases through 2027. We own the premises for eleven of our offices, including our two data centers, one of which is for sale and is in escrow. The Company’s current data center is located in Ontario, California.

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
      At the end of 2004, it became apparent that the insurance company may deny coverage of our claims. Therefore, the Company reserved an additional $2.2 million as an estimate of claims yet to be paid as of December 2004. During the first quarter of 2005, the insurance company expressed its interest in settling these claims. The Company settled with the insurance company in April 2005 agreeing to reimburse the Company for all of the claims paid. This allowed the Company to reverse the $2.6 million estimated robbery loss in the first quarter of 2005. This amount is included in other operating expenses for the year ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the Nasdaq National Market under the symbol “CVBF.” The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The share prices for all periods have been restated to give retroactive effect, as applicable, to the 5-for-4 stock split declared in December 2005, which became effective January 10, 2006, the 5-for-4 stock split declared in December 2004, which became effective December 29, 2004, and the ten percent stock dividend declared in December 2003 and paid January 2, 2004. Cash dividends per share are not adjusted for these stock dividends and splits. The Company had approximately 1,938 shareholders of record as of January 5, 2006.
Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2004	$13.63	$12.10	$0.12 Cash Dividend
6/30/2004	$14.05	$12.58	$0.12 Cash Dividend
9/30/2004	$14.96	$12.93	$0.13 Cash Dividend
12/31/2004	$17.87	$14.24	$0.11 Cash Dividend 5-for-4 Stock Split
3/31/2005	$17.04	$14.08	$0.11 Cash Dividend
6/30/2005	$16.10	$13.60	$0.11 Cash Dividend
9/30/2005	$17.52	$14.43	$0.11 Cash Dividend
12/31/2005	$16.72	$13.90	$0.09 Cash Dividend 5-for-4 Stock Split
      For information on the ability of the Bank to pay dividends and make loans to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk”.
      In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (without adjustment for stock dividends and splits) of our common stock. During 2005, 2004 and 2003, we repurchased 676,033 shares, 99,504 shares, and 349,300 shares of common stock under this repurchase plan, for the total price of $12.3 million, $2.0 million, and $7.1 million respectively. As of December 31, 2005, 875,163 shares are available to be repurchased in the future under this repurchase plan. There were no repurchases made during the fourth quarter of 2005.

Item 6.	Selected Financial Data.
      The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At December 31,

	2005	2004	2003	2002	2001

	(Amounts and numbers in thousands except per share amounts)
Net Interest Income	$171,052	$151,185	$129,293	$113,884	$103,071
Provision for Credit Losses	—	—	—	—	1,750
Other Operating Income	27,505	27,907	29,989	29,018	22,192
Other Operating Expenses	91,593	89,722	77,794	66,056	60,155

Earnings Before Income Taxes	106,964	89,370	81,488	76,846	63,358
Income Taxes	36,346	27,884	28,656	27,101	23,300

NET EARNINGS	$70,618	$61,486	$52,832	$49,745	$40,058

Basic Earnings Per Common Share(1)	$0.92	$0.81	$0.70	$0.66	$0.54

Diluted Earnings Per Common Share(1)	$0.91	$0.80	$0.69	$0.65	$0.53

Cash Dividends Declared Per Common Share	$0.42	$0.48	$0.48	$0.54	$0.56

Cash Dividends paid	27,963	23,821	21,638	20,800	15,585
Dividend Pay-Out Ratio(3)	39.60%	38.74%	40.96%	41.81%	38.91%
Financial Position:
Assets	$5,422,971	$4,511,011	$3,854,349	$3,123,411	$2,514,102
Net Loans	2,640,659	2,117,580	1,738,659	1,424,343	1,167,071
Deposits	3,424,046	2,875,039	2,660,510	2,309,964	1,876,959
Long-Term Borrowings	580,000	830,000	381,000	272,000	325,000
Junior Subordinated debentures	82,476	82,746	82,476	—	—
Stockholders’ Equity	342,877	317,483	286,721	259,821	220,748
Book Value Per Share(1)	4.49	4.18	3.80	3.47	2.96
Equity-to-Assets Ratio(2)	6.32%	7.04%	7.44%	8.32%	8.78%
Financial Performance:
Return on:
Beginning Equity	22.24%	21.44%	20.33%	22.53%	21.24%
Average Equity	20.87%	20.33%	19.17%	20.45%	19.17%
Average Assets	1.45%	1.47%	1.54%	1.83%	1.72%
Net Interest Margin(TE)	3.89%	3.99%	4.18%	4.66%	4.96%
Efficiency Ratio	46.13%	50.10%	48.84%	46.22%	48.02%
Credit Quality:
Allowance for Credit Losses	$23,204	$22,494	$21,282	$21,666	$20,469
Allowance/ Total Loans	0.87%	1.05%	1.21%	1.50%	1.72%
Total Non Performing Loans	$—	$2	$548	$824	$1,578
Non Performing Loans/ Total Loans	0.00%	0.00%	0.03%	0.06%	0.13%
Allowance/ Non Performing Loans	—	1,124,698%	3,884%	2,629%	1,297%
Net (Recoveries)/ Charge-offs	$46	$(1,212)	$1,418	$1,128	$433
Net (Recoveries)/ Charge-Offs/ Average Loans	0.00%	-0.06%	0.09%	0.09%	0.04%
Regulatory Capital Ratios For the Company:
Leverage Ratio	7.7%	8.3%	8.6%	7.6%	8.6%
Tier 1 Capital	11.3%	12.6%	13.2%	10.2%	12.0%
Total Capital	12.0%	13.4%	14.5%	11.2%	13.2%
For the Bank:
Leverage Ratio	7.3%	7.8%	8.6%	7.6%	8.6%
Tier 1 Capital	10.8%	11.9%	13.2%	10.2%	12.0%
Total Capital	11.5%	12.7%	14.2%	11.3%	13.2%

(1)	All earnings per share information has been retroactively adjusted to reflect the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003, and the 5-for-4 stock split declared December 19, 2001, which became effective January 4, 2002. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

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
OVERVIEW
      We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have two other active subsidiaries, Community Trust Deed Services, which is owned by CVB Financial Corp. and Golden West Enterprises, Inc, which is owned by the Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. Trusts I and II were created in December 2003 and Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses Madera (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
      Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits and borrowings. As such, our net income is subject to fluctuations in interest rates and their impact on our earnings. We believe the recent rise in interest rates may relieve some of the pressure on our net interest margin. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.
      Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we are still subject to changes in the economy in our market area. Although we do not provide mortgages on single-family residences, we still benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at December 31, 2005 reflects that growth from December 31, 2004. A slow down in construction will have an impact on our balance sheet and earnings.
      Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 1999, we have acquired four banks and a leasing company, and we have opened four de novo branches; Glendale, Bakersfield, Fresno and Madera. In 2001 we implemented our “Central Valley Initiative” which is intended to grow our presence in the southern Central Valley of California. This area has a large agribusiness economy and fits in well with agribusiness lending portfolio. This portion of the state is the largest agricultural area in the nation. We began this initiative in December of 2001 with the opening of our Bakersfield Business Financial Center. We added one de novo Business Financial Center in Fresno in the second quarter of 2003 and another de novo Business Financial Center in Madera in the second quarter of 2005. Our acquisition of Kaweah National Bank in September 2003 with Business Financial Centers in Visalia, Tulare, Porterville and

McFarland further complimented the initiative. We currently have seven Business Financial Centers and one leasing office in the Central Valley.
      Our growth in loans and investments during 2005 compared with 2004 and the increasing interest rate environment has allowed our interest income to grow in 2005 as compared to the same period in the preceding year We did increase our borrowings from the FHLB in 2005 to assist in the growth of investments and the related interest income on these investments. The result of the increase in loan, investment and deposit balances and overall increase in interest rates resulted in an increase of net interest income to $171.1 million in 2005 from $151.2 million in 2004. However, the increase in interest rates paid on deposits and borrowings has resulted in a decrease in net interest margin (TE) from 3.99% in 2004 to 3.89% in 2005. The Bank has always had a base of interest free deposits because we specialize in businesses and professionals as deposit customers. This has allowed us to have a low cost of deposits, currently at 0.56% for 2005.
      In 2004, we restructured a portion of our investment portfolio in anticipation of a rising interest rate environment. This restructuring had the effect of shortening the duration of the portfolio and we realized security gains of $5.2 million in 2004. The purpose of the restructuring was to sell those securities which would not perform well in a rising rate environment. The shortening in the duration of the portfolio will allow for an increase in cash flow or liquidity so that the reinvestment of the cash flow will occur at higher rates.
      During the first quarter of 2004, we wrote down the carrying value of two issues of Federal Home Loan Mortgage Association preferred stock. These securities pay dividends based on LIBOR and perform like a bond. Since there was a loss of value that was determined to be other-than-temporary, we charged $6.3 million against earnings in the first quarter of 2004 to adjust for the impairment of the issues of preferred stock. This was partially offset by the $5.2 million in security gains taken in the second quarter 2004. We took these gains on short maturity securities before rates rose and the gains disappeared.
      We recorded an additional charge of $2.6 million on these securities at December 31, 2005. Although the preferred stock resets with LIBOR (one issue resets to the 3-month LIBOR rate every 3 months and the other resets to the 12-month LIBOR every twelve months), the price of the Freddie Mac preferred stock has not moved up accordingly. For additional information regarding these charges, see “Analysis of Financial Condition — Investment Securities.”
      In the third quarter of 2004, we sold a building that housed the Pasadena Business Financial Center and our Financial Advisory Services Group. We are leasing this space back from the purchaser of the building. We realized a gain of $1.9 million from this transaction. Under U.S. generally accepted accounting principles, we could only recognize the gain on that portion of the building that we previously leased to third parties in current year income. This resulted in gain recognition of $490,000 in 2004. The remaining portion of the gain, $1.5 million was deferred and is being amortized over the lives of the leases we have for the Pasadena Business Financial Center and the Financial Advisory Services Group. During 2005, we recognized $549,000 of the deferred gain as a reduction of rental expense.
      During the fourth quarter of 2004, we acquired a new building for our data center. We out-grew our old data center, which we also owned. We moved into the new facility in the third quarter of 2005 and have opened escrow on the sale of the old facility.
      Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2005, was $8.3 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”
      Our net income increased to $70.6 million in 2005 compared with $61.5 million in 2004, an increase of $9.1 million or 14.85%. Diluted earnings per share, when restated for the five-for-four stock split declared in December 2005, increased $.11, from $0.80 in 2004 to $0.91 in 2005.

      In October 2004, we signed an agreement to acquire Granite State Bank (“GSB”). This acquisition was consummated in February 2005. At the date of acquisition, GSB had $62.8 million in loans, $103.1 million in deposits, and $111.4 million in total assets. The Company issued 696,049 common shares and paid $13.3 million in cash in connection with the purchase of GSB. This transaction gave rise to $8.4 million in amortizable intangibles and $12.8 million in goodwill. The allocation of the purchase price is based on preliminary data and could change when final valuation of certain assets is obtained.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
      Investment Portfolio: The investment portfolio is an integral part of our financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. The premiums or discounts are amortized or accreted over the life of the security. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turn over of the mortgages (i.e., how often the underlying properties are sold and mortgages are paid-off). We use estimates for the average lives of these mortgage backed securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. We adjust the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
      We reported net earnings of $70.6 million for the year ended December 31, 2005. This represented an increase of $9.1 million, or 14.85%, over net earnings of $61.5 million for the year ended December 31, 2004. Net earnings for 2004 increased $8.7 million to $61.5 million, or 16.38%, over net earnings of $52.8 million for the year ended December 31, 2003. Diluted earnings per share were $0.91 in 2005, as compared to $0.80 in 2004, and $0.69 in 2003. Basic earnings per share were $0.92 in 2005, as compared to $0.81 in 2004, and $0.70 in 2003. Diluted and basic earnings per share have been adjusted for the effects of a 5-for-4 stock split declared December 21, 2005, which became effective January 10, 2006, a 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, and a 10% stock dividend declared December 17, 2003 and paid on January 2nd, 2004.
      The increase in net earnings for 2005 compared to 2004 was the result of an increase in net interest income offset by an increase in other operating expenses and decrease in other operating income. The decrease in other operating income was due in part to a decrease in service charge income and the $2.3 million write down of other than temporary impairment on securities. The increase in operating expenses was due primarily to annual merit increases in salaries and increases in salary and occupancy expenses as a result of the acquisition of Granite State Bank. The increase in net earnings for 2004 compared to 2003 was the result of an increase in net interest income offset by an increase in other operating expenses and a decrease in other operating income. Increased net interest income for 2005, 2004 and 2003 reflected higher volumes of average earning assets for each year due to internal and external growth in our business.
      For 2005, our return on average assets was 1.45%, compared to 1.47% for 2004, and 1.54% for 2003. Our return on average stockholders’ equity was 20.87% for 2005, compared to a return of 20.33% for 2004, and 19.17% for 2003.
      Net earnings, excluding the impact of gains or loses on sales of investment securities, other-than-temporary impairment write-down, and the settlement of excess legal accrual, totaled $70.4 million for 2005. This represented an increase of $6.9 million, or 10.91%, compared to net earnings, excluding the impact of gains or losses on sales of investment securities, gain on sale of real estate, other-than-temporary impairment write down, and the estimated robbery loss, of $63.5 million for 2004. $63.5 million represented an increase of $12.1 million, or 23.61%, over net earnings, excluding the impact of gains or losses on sales of investment securities, the prepayment penalty for FHLB advances, and the reversed excess legal fee accrual, of $51.4 million for 2003.
      The following table reconciles the differences in net earnings with and without the net gains on sales of investment securities, net gain on sale of real estate, other-than-temporary impairment write down, the accrual/settlement of robbery loss, the prepayment penalty, and the reversed excess legal fee accrual (there is no provision for credit and OREO losses recorded in 2005, 2004, and 2003) in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation For the Years Ended December 31,

	2005			2004			2003

	Before			Before			Before
	Income	Income	Net	Income	Income	Net	Income	Income	Net
	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings	Taxes	Taxes	Earnings

	(Amounts in thousands)
Net Earnings excluding net gain on sale of securities, net gain on sale of real estate, other-than temporary impairment write down, accrual/settlement of robbery loss, the prepayment penalty, and reversed excess legal accrual	$106,679	$36,248	$70,431	$92,301	$28,798	$63,503	$79,234	$27,861	$51,373
Net gain on sale of securities	(46)	(16)	(30)	5,219	1,628	3,591	4,210	1,486	2,724
Net gain on sale of real estate	—	—	—	419	131	288	—	—	—
Other-than-temporary impairment write down	(2,270)	(770)	(1,500)	(6,300)	(1,966)	(4,334)	—	—	—
Estimated robbery loss (accrual)/settlement	2,600	883	1,717	(2,269)	(707)	(1,562)	—	—	—
Prepayment penalty for FHLB advance	—	—	—	—	—	—	(5,256)	(1,855)	(3,401)
Reversed excess legal fee accrual	—	—	—	—	—	—	3,300	1,164	2,136

Net Earnings as reported	$106,963	$36,345	$70,618	$89,370	$27,884	$61,486	$81,488	$28,656	$52,832

      We have presented net earnings with and without the net gains on sales of investment securities, net gain on sale of real estate, other-than-temporary impairment write down, the accrual/settlement of robbery loss, the prepayment penalty, and the reversed excess legal fee accrual to show shareholders the earnings from our banking operations unaffected by the impact of these items. We believe this presentation allows the reader to more easily determine the operational profit of the Company with respect to its primary business.
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

      Our net interest income totaled $171.1 million for 2005. This represented an increase of $19.9 million, or 13.14%, over net interest income of $151.2 million for 2004. Net interest income for 2004 increased $21.9 million, or 16.93%, over net interest income of $129.3 million for 2003. The increase in net interest income of $19.9 million for 2005 resulted from an increase of $50.8 million in interest income offset by an increase of $30.9 million in interest expense. The increase in interest income of $50.8 million resulted from the $628.3 million increase in average earning assets and the increase in yield on earning assets to 5.60% in 2005 from 5.16% in 2004. The increase of $30.9 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 2.49% in 2005 from 1.76% in 2004, and an increase of $474.7 million in average interest-bearing liabilities. These interest-bearing liabilities are primarily borrowings from the FHLB and correspondent banks.
      The increase in net interest income of $21.9 million for 2004 as compared to 2003 resulted from an increase of $31.4 million in interest income offset by a $9.5 million increase in interest expense. This increase in interest income of $31.4 million resulted from the $692.2 million increase in average earning assets, offset by the decline in yield on earning assets to 5.16% in 2004 from 5.34% in 2003. The increase of $9.5 million in interest expense was primarily the result of an increase in average interest-bearing liabilities of $502.0 million.
      Interest income totaled $248.5 million for 2005. This represented an increase of $50.8 million, or 25.69%, compared to total interest income of $197.7 million for 2004. For 2004, total interest income increased $31.4 million, or 18.85%, from total interest income of $166.3 million for 2003. The increase in total interest income was primarily due to an increase in volume of interest earning assets in 2005, 2004, and 2003 and increases in interest rates in 2005 as compared to 2004.
      Interest expense totaled $77.4 million for 2005. This represented an increase of $30.9 million, or 66.47%, over total interest expense of $46.5 million for 2004. For 2004, total interest expense increased $9.5 million, or 25.54%, over total interest expense of $37.1 million for 2003.

      Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;
Interest Rates and Interest Differentials

	Years Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Amounts in thousands)
Investment Securities
Taxable(1)	$1,774,842	$76,573	4.32%	$1,631,431	$66,109	4.07%	$1,315,162	$49,814	3.79%
Tax preferenced(2)	425,877	19,078	5.99%	339,452	15,087	5.87%	348,845	16,065	6.09%
Investment in FHLB stock	64,144	2,623	4.09%	46,443	1,960	4.22%	34,169	1,391	4.07%
Federal Funds Sold & Interest Bearing Deposits with other institutions	8,908	253	2.84%	311	3	0.96%	2,436	34	1.40%
Loans(3)(4)	2,277,304	149,961	6.59%	1,905,145	114,543	6.01%	1,529,944	99,042	6.47%

Total Earning Assets	4,551,075	248,488	5.60%	3,922,782	197,702	5.17%	3,230,556	166,346	5.34%
Total Non Earning Assets	318,077			269,760			209,485

Total Assets	$4,869,152			$4,192,542			$3,440,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits(5)	$1,140,703	$13,907	1.22%	$1,042,447	$7,708	0.74%	$900,985	$7,295	0.81%
Time Deposits	539,433	15,001	2.78%	505,102	7,800	1.54%	559,311	9,028	1.61%

Total Deposits	1,680,136	28,908	1.72%	1,547,549	15,508	1.00%	1,460,296	16,323	1.12%
Other Borrowings	1,429,632	48,528	3.39%	1,087,534	31,009	2.85%	672,827	20,730	3.08%

Interest Bearing Liabilities	3,109,768	77,436	2.49%	2,635,083	46,517	1.76%	2,133,123	37,053	1.74%

Non-interest bearing deposits	1,382,968			1,213,884			975,134
Other Liabilities	38,057			41,201			56,221
Stockholders’ Equity	338,359			302,374			275,563

Total Liabilities and Stockholders’ Equity	$4,869,152			$4,192,542			$3,440,041

Net interest income		$171,052			$151,185			$129,293

Net interest spread — tax equivalent			3.11%			3.41%			3.60%
Net interest margin			3.76%			3.86%			4.02%
Net interest margin — tax equivalent			3.89%			3.99%			4.18%
Net interest margin excluding loan fees			3.55%			3.67%			3.78%
Net interest margin excluding loan fees — tax equivalent			3.68%			3.80%			3.94%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2005 was 4.54%, 2004 was 4.51%, and 2003 was 4.61%

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2005, $9,543, 2004, $7,353, and 2003, $7,766.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2005, $0; 2004, $2; and 2003, $548.

(5)	Includes interest bearing demand and money market accounts
      As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively we generate our sources of funds and employ our earning assets. Our tax effected (TE) net interest margin was 3.89% for 2005, compared to 3.99% for 2004, and 4.18% for 2003. The decreases in the net interest margin over the last three years are the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.
      It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ. In addition, the general increase in interest rates had an impact on interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.
      Although the net interest margin has declined, net interest income has increased. This primarily reflects the growth in average earning assets from $3.2 billion in 2003, to $3.9 billion in 2004, and to $4.6 billion in 2005. This represents a 16.02% increase in 2005 from 2004 and a 21.43% increase in 2004 from 2003.
      The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.11% for 2005, 3.41% for 2004, and 3.60% for 2003. The decrease in the net interest spread for 2005 as compared to 2004 resulted from a 43 basis point increase in the yield on earning assets offset by a 73 basis point increase in the cost of interest-bearing liabilities, thus generating a 30 basis point decrease in the net interest spread. The decrease in the net interest spread for 2004 resulted from a 17 basis point decrease in the yield on earning assets and a 2 basis point increase in the cost of interest-bearing liabilities, thus generating a 19 basis point decrease in the net interest spread.
      The yield (TE) on earning assets increased to 5.60% for 2005, from 5.17% for 2004, and reflects an increasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 48.36% in 2005 from 50.24% in 2004. The yield on loans for 2005 increased to 6.59% as compared to 6.01% for 2004 as a result of the increasing interest rate environment and competition for quality loans. The yield on investments for 2005 increased to 4.64% as compared to 4.38% in 2004. The increase in the yield on earning assets for 2005 was the result of higher yields on loans and investments. The yield on loans for 2004 decreased to 6.01% as compared to 6.47% for 2003. The decrease in the yields on loans for 2004 was primarily the result of a decreased interest rate environment partially offset by increased price competition for quality loans compared to 2003.
      The cost of average interest-bearing liabilities increased to 2.49% for 2005 as compared to 1.76% for 2004, and increased to 1.76% for 2004 as compared to 1.74% for 2003. These variations reflected a change in the mix of interest-bearing liabilities and an increasing interest rate environment in 2005 and an in the last half of 2004. Borrowings as a percent of interest-bearing liabilities increased to 45.97% for 2005 as compared to 41.27% for 2004 and 31.54% for 2003. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2005 increased to 1.72% as compared to 1.00% for 2004 and decreased to 1.00% as compared to 1.12% for 2003, reflecting initial decreasing interest rate environment in 2004, with a subsequent rising interest rate environment in 2005. The cost of borrowings for 2005 increased to 3.39% as compared to 2.85% for 2004, and decreased to 2.85% from 3.08% for 2003, also reflecting the same decreasing interest rate environment followed by increases. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW and Money Market Accounts.
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

	Comparison of years ended December 31,
	2005 Compared to 2004				2004 Compared to 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Amounts in thousands)
Interest Income:
Taxable investment securities	$6,109	$4,062	$293	$10,464	$12,458	$3,066	$771	$16,295
Tax-advantaged securities	5,383	407	(1,799)	3,991	(433)	(561)	16	(978)
Fed funds sold & interest- bearing deposits with other institutions	83	6	161	250	(30)	(11)	10	(31)
Investment in FHLB stock	747	(60)	(24)	663	500	51	18	569
Loans	22,367	11,050	2,001	35,418	24,289	(7,058)	(1,730)	15,501

Total interest on earning assets	34,689	15,465	632	50,786	36,784	(4,513)	(915)	31,356

Interest Expense:
Savings deposits	727	5,004	468	6,199	1,145	(632)	(100)	413
Time deposits	529	6,263	409	7,201	(875)	(392)	39	(1,228)
Other borrowings	9,885	5,954	1,680	17,519	12,777	(1,545)	(953)	10,279

Total interest on interest- bearing liabilities	11,141	17,221	2,557	30,919	13,047	(2,569)	(1,014)	9,464

Net Interest Income	$23,548	$(1,756)	$(1,925)	$19,867	$23,737	$(1,944)	$99	$21,892

Interest and Fees on Loans
      Our major source of revenue is interest and fees on loans, which totaled $150.0 million for 2005. This represented an increase of $35.4 million, or 30.92%, over interest and fees on loans of $114.5 million for 2004. For 2004, interest and fees on loans increased $15.5 million, or 15.65%, over interest and fees on loans of $99.0 million for 2003. The increase in interest and fees on loans for 2005 reflects increases in the average balance of loans and increases in interest rates. The increase in interest and fees for 2004 reflects increases in the average balance of loans offset by a lower interest rate environment. The yield on loans increased to 6.59% for 2005, compared to 6.01% for 2004 and decreased to 6.01% in 2004 from 6.47% for 2003. Deferred loan origination fees, net of costs, totaled $17.2 million at December 31, 2005. This represented an increase of $2.6 million, or 18.07%, over deferred loan origination fees, net of costs, of $14.6 million at December 31, 2004.
      In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2005, 2004, and 2003. For 2005 we had no non-performing loans. For 2004, our non-performing loans were less than $2,000. So the interest would have been collected was de minimums. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2003. Accordingly, yields on loans would have increased by 0.01% in 2003.
      Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $9.5 million for 2005, $7.4 million for 2004 and $7.8 million for 2003.
      Table 3 summarizes loan fee activity for the Bank for the years indicated.

	2005	2004	2003

	(Amounts in thousands)
Fees Collected	$12,173	$14,513	$11,014
Fees and costs deferred	(7,342)	(11,224)	(12,736)
Accretion of deferred fees and costs	4,711	4,064	9,488

Total fee income reported	$9,542	$7,353	$7,766

Deferred net loan origination fees at end of year	$17,182	$14,552	$7,392

Interest on Investments
      The second most important component of interest income is interest on investments, which totaled $95.7 million for 2005. This represented an increase of $14.5 million, or 17.80%, over interest on investments of $81.2 million for 2004. For 2004, interest on investments increased $15.3 million, or 23.25%, over interest on investments of $65.9 million for 2003. The increase in interest on investments for 2005 and 2004 reflected increases in the average balance of investments and an increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 4.64% for 2005, compared to 4.38% for 2004 and 4.31% for 2003.
Provision for Credit Losses
      We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We did not make a provision for credit losses during 2005, 2004 and 2003 and we believe the allowance is adequate to absorb known inherent risk in the loan profile. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future. The net charge-offs totaled $46,000 in 2005, net recoveries totaled $1.2 million in 2004, and net charge-offs totaled $1.4 million in 2003. See “Risk Management — Credit Risk” herein.
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

      Other operating income, including realized losses on the sales of investment securities, totaled $27.5 million for 2005. This represents a decrease of $402,000, or 1.44%, from other operating income, including gain on the sales of investment securities and real estate, of $27.9 million for 2004. During 2004, other operating income, including realized gains on the sales of investment securities and real estate, decreased $2.1 million, or 6.94%, from other operating income, including realized gains on the sales of investment securities, of $30.0 million for 2003.
      Other operating income for 2005, without gain/loss on the sale of investment securities, increased $1.3 million or 4.38%, as compared to 2004. Other operating income for 2004, without gains on the sale of investment securities and real estate, increased $2.8 million or 10.82%, as compared to 2003. The increase in 2004 is primarily due to the increase of volume in other banking service fees.
      Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 13.85% for 2005, as compared to 15.58% for 2004 and 18.83% for 2003. Excluding gains and losses on securities, other operating income as a percent of net revenues was 14.85% for 2005, as compared to 15.89% for 2004 and 16.62% for 2003.
      The following table reconciles the differences in other operating income and the percentage of net revenues with and without the net gains/losses on sales of investment securities and real estate in conformity with accounting principles generally accepted in the United States of America:
Other Operating Income Reconciliation For the Years Ended December 31,

	2005			2004			2003

		Net Gain/			Net Gain/			Net Gain/
		(Loss) on			(Loss) on			(Loss) on
	Without	Securities/	Reported	Without	Securities/	Reported	Without	Securities/	Reported
	Gain/Loss	Real Estate	Earnings	Gain/Loss	Real Estate	Earnings	Gain/Loss	Real Estate	Earnings

	(Amounts in thousands)
Other Operating Income	$29,821	$(2,316)	$27,505	$28,569	$(662)	$27,907	$25,779	$4,210	$29,989

Net Revenues	$200,873	$(2,316)	$198,557	$179,754	$(662)	$179,092	$155,072	$4,210	$159,282

Percent of Other Operating Income to Net Revenues	14.85%	100.00%	13.85%	15.89%	100.00%	15.58%	16.62%	100.00%	18.83%
      We have presented other operating income without the realized gains or losses of investment securities and gain on sale of real estate to show shareholders the earnings from operations unaffected by the impact of the investment securities gains or losses. We believe this presentation allows the reader to determine our profitability before the impact of sales of investment securities. We believe the reader will be able to more easily determine the operational profits of the Company.
      Service charges on deposit accounts totaled $13.3 million in 2005. This represented a decrease of $412,000 or 3.02% from service charges on deposit accounts of $13.7 million in 2004. Service charges for demand deposit (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the decrease in service charges on deposit accounts in 2005 was the higher average demand deposit balances that resulted in a higher account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2004 decreased $1.4 million, or 9.15% from service charges on deposit accounts of $15.0 million in 2003. Service charges on deposit accounts represented 48.18% of other operating income in 2005, as compared to 48.96% in 2004 and 50.15% in 2003.
      Financial Advisory Services consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. Financial Advisory Services generated fees of $6.7 million in 2005. This represents an increase of $598,000, or 9.88% over fees generated of $6.1 million in 2004. The increase is primarily due to an increase in assets under administration of $728.7 million. Fees generated by Financial Advisory Services represented 24.18% of other operating income in 2005, as compared to 21.69% in 2004 and 17.92% in 2003.
      Bankcard Services, which provides merchant bankcard services, generated fees totaling $2.5 million in 2005. This represented an increase of $672,000, or 37.73% over fees generated of $1.8 million in 2004. Bankcard fees in 2004 increased by $364,000, or 25.71% over fees generated of $1.4 million in 2003. The increases are primarily due to growth of the transaction volumes with our customer base and the controlling of costs in processing these transactions. Fees generated by Bankcard represented 8.92% of other operating income in 2005, as compared to 6.38% in 2004 and 4.72% in 2003.
      Bank Owned Life Insurance (“BOLI”) income totaled $2.8 million in 2005. This represents an increase of $365,000, or 14.99%, over BOLI income generated of $2.4 million for 2004. BOLI income in 2003 was $981,000. The increase in BOLI income in 2004 compared with 2003 was due to the purchase of $50.0 million in BOLI in January 2004.
      Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $4.7 million in 2005. This represented a decrease of $390,000, or 7.72% from other fees and income generated of $5.1 million in 2004. The decrease in 2005 is primarily due to the decrease of volume in other banking service fees. Other fees and income in 2004 increased by $2.1 million, or 70.48% over fees generated of $3.0 million in 2003. This increase is due primarily to the increase of volume in international banking fees.
      The impairment charge on investment securities was $2.3 million in 2005 and $6.3 million in 2004. These charges were due to two issues of Federal Home Loan Mortgage Corporation preferred stock which was determined to be other-than-temporarily impaired. These securities pay dividends based on LIBOR and perform like a bond. Since there was a loss of value that was deemed to be other-than-temporary, we charged $6.3 million against the earnings in the first quarter of 2004 to adjust for the impairment of the two issues of preferred stock. This was partially offset by the $5.2 million in security gains taken in the second quarter 2004. We took these gains on short maturity securities before rates rose and the gains disappeared.
      We wrote these same securities down by an additional $2.6 million at December 31, 2005. Although these securities reset with LIBOR (one issue resets to the 3-month LIBOR rate every 3 months and the other resets to the 12-month LIBOR every twelve months), the price of the Freddie Mac preferred stock has not recovered accordingly. This may be due to the market perception of the stock. However, we feel that the investment is still good, with little credit risk and an increasing source of interest income.
      The sales of securities generated a realized loss of $46,000 in 2005 and generated realized gains of $5.2 million in 2004 and $4.2 million in 2003. The gains/losses on sales of securities in prior years were primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.
Other Operating Expenses
      Other operating expenses include expenses for salaries and benefits, occupancy, equipment, stationery and supplies, professional services, promotion, amortization of intangibles, and other expenses. Other operating expenses totaled $91.6 million for 2005. This represents an increase of $1.9 million, or 2.09%, over other operating expenses of $89.7 million for 2004. During 2004, other operating expenses increased $11.9 million, or 15.33%, over other operating expenses of $77.8 million for 2003.
      For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.88% for 2005, compared to 2.14% for 2004, and 2.26% for 2003. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

      Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2005, the efficiency ratio was 46.13%, compared to 50.10% for 2004 and 48.84% for 2003.
      Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $53.1 million for 2005. This represented an increase of $5.8 million, or 12.23%, over salaries and related expenses of $47.3 million for 2004. Salary and related expenses increased $5.8 million, or 13.98%, over salaries and related expenses of $41.5 million for 2003. At December 31, 2005, we employed 719 persons, 493 on a full-time and 226 on a part-time basis, this compares to 674 persons, 472 on a full-time and 202 on a part-time basis at December 31, 2004, and 670 persons, 459 on a full-time and 211 on a part-time basis at December 31, 2003. The increases in 2005 primarily resulted from increased staffing levels as a result of the Granite State Bank acquisition and annual salary adjustments. Salaries and related expenses as a percent of average assets decreased to 1.09% for 2005, compared to 1.13% for 2004, and 1.21% for 2003.
      Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office and equipment and data processing equipment. Occupancy expense totaled $8.3 million for 2005. This represented an increase of $436,000, or 5.53%, over occupancy expense of $7.9 million for 2004. Occupancy expense for 2004 increased $1.2 million, or 17.11%, over an expense of $6.7 million for 2003. The increase in occupancy expense was primarily due to the acquisition of Granite State Bank and the opening of the new data center in 2005. Equipment expense totaled $7.6 million for 2005. This represented a decrease of $425,000, or 5.32%, from the $8.0 million expense for 2004. For 2004, equipment expense increased $1.1 million, or 16.35%, over an expense of $6.9 million for 2003. The increase in equipment expense in 2004 primarily reflects the acquisition of Kaweah National Bank, the upgrade to image processing equipment, and the ongoing upgrade of other computer equipment.
      Stationery and supplies expense totaled $5.6 million for 2005, compared to $5.0 million in 2004 and 2003. The increase was primarily due to the acquisition of Granite State Bank and the internal growth of the business.
      Professional services totaled $4.3 million for 2005. This represented a decrease of $507,000 or 10.62%, from expense of $4.8 million for 2004. For 2004, professional services increased $771,000, or 19.25%, over expense of $4.0 million for 2003. The increase was due to increased external and internal audit fees related to Sarbanes-Oxley compliance.
      Promotion expense totaled $5.8 million for 2005. This represented an increase of $687,000, or 13.34%, over expense of $5.1 million for 2004. Promotion expense increased in 2004 by $624,000, or 13.79%, over expense of $4.5 million for 2003. The increase in promotional expenses from 2005 to 2004 was primarily associated with the acquisition of Granite State Bank and increases in advertising expense as we expand our market area. The increase in promotional expense from 2004 to 2003 was primarily due to the acquisition of Kaweah National Bank, and the opening of the de novo Business Financial Center in Fresno, in California’s central valley in 2003.
      The amortization expense of intangibles totaled $2.1 million for 2005. This represented an increase of $876,000, or 73.92%, over expense of $1.2 million for 2004. The increase is mainly due to additional amortization of core deposit premium as a result of the acquisition of Granite State Bank in February 2005. Amortization expense of intangibles increased in 2004 by $370,000, or 45.40%, over amortization expense of intangibles of $815,000 for 2003 primarily due to the core deposit premium recorded in connection with the acquisition of Kaweah National Bank.
      Other operating expenses totaled $4.9 million for 2005. This represented a decrease of $5.5 million, or 53.26%, from expense of $10.4 million for 2004. The decrease in 2005 was primarily due to the estimated robbery loss of $2.3 million in 2004 and the income from the settlement of robbery loss of $2.6 in first quarter of 2005. Other operating expenses increased for 2004 by $2.0 million, or 24.58%, over an expense of $8.4 million for 2003. The increase in 2004 was primarily due to the accrual on estimated robbery loss of $2.3 million in 2004.

Income Taxes
      Our effective tax rate for 2005 was 34.0%, compared to 31.2% for 2004, and 35.2% for 2003. The effective tax rates are below the statutory combined Federal and State tax rate of 42.0% as a result of tax preference income from certain investments for each period. The majority of tax preference income is derived from municipal securities.
Subsequent Event
      On January 31, 2006, we established CVB Statutory Trust III for the exclusive purpose of issuing and selling Trust Preferred Securities at a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”) and upon terms as more fully set forth in the Indenture. The Company invested $774,000 to establish the Trust. The $774,000 was recorded as “investment in CVB Statutory Trust III” and is presented as part of the “other assets” on the Consolidated Balance Sheets. On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling of $25,774,000 to purchase a like amount of junior subordinated debentures of the Company due March 15, 2036. This capital will be used to fund the growth of the Company and the Bank.
ANALYSIS OF FINANCIAL CONDITION
      The Company reported total assets of $5.4 billion at December 31, 2005. This represented an increase of $912.0 million, or 20.22%, over total assets of $4.5 billion at December 31, 2004.
Investment Securities
      The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2005, 2004, and 2003, and the maturity distribution of the investment securities portfolio at December 31, 2005. At December 31, 2005, we reported total investment securities of $2.37 billion. This represents an increase of $284.9 million, or 13.66%, over total investment securities of $2.09 billion at December 31, 2004.
      Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2005, securities held as available-for-sale had a fair market value of $2.37 billion, representing 100.00% of total investment securities with an amortized cost of $2.39 billion. At December 31, 2005, the net unrealized holding loss on securities available-for-sale was $23.1 million that resulted in accumulated other comprehen-

sive income of $13.4 million (net of $9.7 million in deferred taxes). The composition of the investment portfolio at December 31, 2005 consists of the following:

	Maturing

			After one		After five
		Weighted	Year	Weighted	Years	Weighted		Weighted	Balance as of	Weighted
	One year	Average	through	Average	through	Average	After ten	Average	December 31,	Average	% to
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	2005	Yield	Total

U.S. Treasury Obligations	$497	3.81%	$—	0.00%	$—	0.00%	$—	0.00%	$497	3.81%	0.02%
Government agency and government-sponsored enterprises	—	0.00%	53,589	4.36%	500	2.50%	—	0.00%	$54,089	4.35%	2.34%
Mortgage-backed securities	949	4.41%	1,158,632	4.28%	25,027	5.72%	—	0.00%	$1,184,608	4.31%	51.22%
CMO/ REMICs	26,869	3.34%	542,544	4.61%	40,499	4.84%	—	0.00%	$609,912	4.57%	26.37%
Municipal bonds	6,722	4.56%	181,761	5.35%	135,954	4.39%	139,463	4.24%	$463,900	4.74%	20.06%

TOTAL	$35,037	3.61%	$1,936,526	4.47%	$201,980	4.64%	$139,463	4.24%	$2,313,006	4.46%	100.00%

      The above table excludes securities without stated maturities, that is FHLMC preferred stock and other securities. The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/ REMICs whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/ REMICs will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgages-backed securities and CMO/ REMICs are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discount of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.
      The weighted-average yield (TE) on the investment portfolio at December 31, 2005 was 4.64% with a weighted-average life of 4.0 years. This compares to a yield of 4.38% at December 31, 2004 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
Composition of the Fair Value of Securities Available-for-Sale:

	At December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
U.S. Treasury Obligations	$497	0.02%	$496	0.02%	$503	0.03%
Government agency and government-sponsored enterprises	54,089	2.28%	18,757	0.90%	36,941	1.98%
Mortgage-backed securities	1,184,608	49.99%	1,360,334	65.25%	1,176,512	63.05%
CMO/ REMICs	609,912	25.74%	345,627	16.58%	293,771	15.75%
Municipal bonds	463,900	19.57%	306,577	14.70%	296,383	15.89%
FHLMC Preferred Stock	56,070	2.37%	52,705	2.53%	61,100	3.27%
Other securities	816	0.03%	518	0.02%	572	0.03%

TOTAL	$2,369,892	100.00%	$2,085,014	100.00%	$1,865,782	100.00%

      Approximately 96.13% of securities issued by the U.S. government or U.S. government agencies guarantee payment of principal and interest.

Composition of the Fair Value and Gross Unrealized Losses of Securities
Available-for-Sale:

	December 31, 2005

	Less than 12 Months		12 months or longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Obligations	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/ REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

Composition of the Fair Value and Gross Unrealized Losses of Securities
Available-for-Sale:

	December 31, 2004

	Less than 12 Months		12 months or longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Obligations	$496	$2	$—	$—	$496	$2
Government agency & government-sponsored enterprises	12,711	179	6,047	51	18,758	230
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/ REMICs	90,111	681	52,014	229	142,125	910
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

      The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005. We have reviewed individual securities classified as available-for- sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down would be accounted for as a realized loss.
      The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

      U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises — The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. Theses securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provide that the bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $560,000 is comprised of four issues: two Fannie Mae and two Freddie Mac. These securities have maturities ranging from 3 months to 3 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and we have the ability and intent to hold these investment until recovery of fair value, which may be at maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2005.
      Mortgaged-Backed Securities and CMO/ REMICs — The mortgage-backed and CMO/ REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average lives ranging from 0.36 years to 5.99 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at December 31, 2005 is $23.0 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $12.2 million, Freddie Mac’s with a loss of $10.1 million and non government sponsored enterprises such as financial institutions with a loss of $674,000. This loss is caused by the increase in interest rates over the last 1 1/2 years. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and we have the ability and intent to hold these securities until recovery of fair value, which may be at maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2005.
      Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities from 1 year to 21 years. The unrealized loss greater than 12 months on these securities at December 31, 2005 is 374,000. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and we have the ability and intent to hold these securities until recovery of fair value, which may be at maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2005.
      FHLMC Preferred Stock — In 2001 we acquired two separate issues of FHLMC (“Freddie Mac”) Preferred Stock: 800,000 shares of Series N preferred stock with a dividend rate that resets annually based on the 12-month LIBOR rate and 500,000 shares of Series B preferred stock with a dividend rate that resets every three months based on the 3-month LIBOR rate. Due to various factors, these issues have not performed as expected even though the dividend rate on them has increased as interest rates have risen. In March of 2004, we wrote these securities down by $6.3 million. Since that time we have seen gains and losses in the market value of both of these securities with many of the months showing a loss.
      As we approached year end, December 31, 2005, we had sixteen months of unrealized losses in the Series N 12-month LIBOR stock and ten months of unrealized losses in the Series B 3-month LIBOR stock. However, the Series B stock, which resets every three months at the 3-month LIBOR rate was showing as increased decline in market value, which was contrary to our expectations in a rising rate environment. Therefore, based on the length of time the securities were below carrying value and the market perception of the stock, we recorded an impairment loss of $1.9 million on the Series N 12-month LIBOR stock and $350,000 million on the Series B 3-month LIBOR stock for the total amount of $2.3 million related to our Freddie Mac preferred stock. Hence, there is no unrealized loss at December 31, 2005.

Loans
      At December 31, 2005, the Company reported total loans, net of deferred loan fees, of $2.66 billion. This represents an increase of $523.8 million, or 24.48%, over total loans of $2.14 billion at December 31, 2004.
      Table 4 presents the distribution of our loan portfolio at the dates indicated.
TABLE 4 — Distribution of Loan Portfolio by Type

	December 31,

	2005	2004	2003	2002	2001

	(Amounts in thousands)
Commercial and Industrial(1)	$980,602	$905,139	$856,373	$667,316	$491,989
Real Estate
Construction	270,436	235,849	156,287	105,486	69,603
Mortgage(1)	875,693	553,000	388,626	396,707	422,085
Consumer, net of unearned discount	45,072	38,521	44,645	26,750	19,968
Municipal Lease Finance Receivables	108,832	71,675	37,866	17,852	20,836
Auto and equipment leases	62,375	52,783	28,497	21,193	—
Agribusiness	338,035	297,659	255,039	214,849	166,441

Gross Loans	2,681,045	2,154,626	1,767,333	1,450,153	1,190,922

Less:
Allowance for Credit Losses	23,204	22,494	21,282	21,666	20,469
Deferred Loan Fees	17,182	14,552	7,392	4,144	3,382

Total Net Loans	$2,640,659	$2,117,580	$1,738,659	$1,424,343	$1,167,071

(1)	Included in Commercial and Industrial and Real Estate Mortgage loans are loans totaling $102.5 million for 2005, $94.9 million for 2004, $79.8 million for 2003, $70.9 million for 2002, and $63.6 million for 2001 that represent loans to agricultural concerns for commercial or real estate purposes.
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
      Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2005. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2005

		After One
		But
	Within	Within	After Five
	One Year	Five Years	Years	Total

	(Amounts in thousands)
Types of Loans:
Commercial and industrial(1)	$227,014	$314,735	$1,132,012	$1,673,761
Construction	222,650	27,020	20,766	270,436
Agribusiness	310,416	22,509	5,110	338,035
Other	11,961	65,557	321,295	398,813

	$772,041	$429,821	$1,479,183	$2,681,045

Amount of Loans based upon:
Fixed Rates	$18,320	$194,371	$671,331	$884,022
Floating or adjustable rates	753,721	235,450	807,852	1,797,023

	$772,041	$429,821	$1,479,183	$2,681,045

(1)	Includes approximately $693.2 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.
      As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, the requirement of real property as collateral is not the primary source of repayment but an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern California, our real estate loan collateral is concentrated in this region. At December 31, 2005, substantially all of our loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of our allowance for credit losses.
Non-performing Assets
      Non-performing assets include non-performing loans, nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans (see “Risk Management — Credit Risk” herein). We have no non-performing at December 31, 2005. The non-performing assets were $2,000 at December 31, 2004. In addition, there were no loans classified as impaired at December 31, 2005 and impaired loans at December 31, 2004 were de minimus. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.
      At December 31, 2005, we had no loans on which interest was no longer accruing (nonaccrual) as compared to nonaccrual loans of $2,000 at December 31, 2004. Loans are put on nonaccrual after 90 days of non-performance. They can also be put on nonaccrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed out. The Bank allocates specific reserves which are included in the allowance for credit losses for potential losses on nonaccrual loans.
      A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. At December 31, 2005, and 2004 we had no loans that were classified as restructured.
      Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

TABLE 6 — Non-Performing Assets

	December 31,

	2005	2004	2003	2002	2001

	(Amounts in thousands)
Nonaccrual loans	$—	$2	$548	$190	$1,574
Loans past due 90 days or more	—	—	—	634	4
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	—	—	—	—	—

Total nonperforming assets	$—	$2	$548	$824	$1,578

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%	0.03%	0.06%	0.13%

Percentage of nonperforming assets to total assets	0.00%	0.00%	0.01%	0.03%	0.06%

      Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
      At December 31, 2005, and 2004 the Company held no properties as other real estate owned.
Deposits
      The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
      We reported total deposits of $3.42 billion at December 31, 2005. This represented an increase of $549.0 million, or 19.10%, over total deposits of $2.88 billion at December 31, 2004.
      The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 43.53% of total deposits as of December 31, 2005 and 45.99% of total deposits as of December 31, 2004. Non-interest-bearing demand deposits totaled $1.49 billion at December 31, 2005. This represented an increase of $168.4 million, or 12.73%, over total non-interest-bearing demand deposits of $1.32 billion at December 31, 2004.
      Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2005.
TABLE 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)
3 months or less	$435,631
Over 3 months through 6 months	78,302
Over 6 months through 12 months	45,550
Over 12 months	31,468

Total	$590,951

Other Borrowed Funds
      To achieve the desired growth in earning assets we fund that growth through generating a source of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 30.37% at December 31, 2005, as compared to 29.16% at December 31, 2004.
      During 2005, 2004 and 2003, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $830.0 million, $226.0 million and $318.0 million under these agreements at December 31, 2005, 2004 and 2004, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2005, 2004 and 2003, we entered into an overnight agreement with certain financial institutions to borrow an aggregate of $86.0 million, $130.0 million and $87.5 million, respectively. We maintained cash deposits with the financial institutions as collateral for these borrowings. The increase was primarily due to funding for the growth of earning assets.
      The following table summarizes the short-term borrowings:

	Federal Funds
	Purchased and	Other
	Repurchase	Short-Term
	Agreements	Borrowings	Total

	(Dollars in thousands)
At December 31, 2005
Amount outstanding	86,000	830,000	916,000
Weighted-average interest rate	4.14%	3.35%	3.42%
For the year ended December 31, 2005
Highest amount at month-end	107,000	830,000	937,000
Daily-average amount outstanding	71,484	778,137	849,621
Weighted-average interest rate	3.21%	2.97%	2.99%
At December 31, 2004
Amount outstanding	130,000	226,000	356,000
Weighted-average interest rate	2.27%	2.14%	2.19%
For the year ended December 31, 2004
Highest amount at month-end	130,000	447,000	577,000
Daily-average amount outstanding	84,586	328,156	412,742
Weighted-average interest rate	1.35%	1.75%	1.67%
At December 31, 2003
Amount outstanding	87,500	318,000	405,500
Weighted-average interest rate	0.89%	1.96%	1.73%
For the year ended December 31, 2003
Highest amount at month-end	101,500	223,332	324,832
Daily-average amount outstanding	44,932	238,740	283,672
Weighted-average interest rate	1.03%	0.86%	0.89%
      During 2005 and 2004, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $580.0 million and $830.0 million under these agreements at December 31, 2005 and 2004, with weighted-average interest rates of 3.6% and 3.1% in 2005 and 2004 respectively. We had an average outstanding balance of $493.5 million and $587.9 million as of December 31, 2005 and 2004, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings.
      At December 31, 2005, borrowed funds totaled $1.50 billion. This represented an increase of $310.0 million, or 26.14%, over total borrowed funds of $1.19 billion at December 31, 2004. For 2004, total borrowed funds increased $399.5 million, or 50.79%, over a balance of $786.5 million at December 31, 2003. The maximum outstanding at any month-end was $1.50 billion during 2005, $1.19 billion during 2004, and $793.0 million during 2003.
      At December 31, 2005 and 2004, junior subordinated debentures totaled $82.4 million. On January 31, 2006, the Company issued an additional $25.8 million in junior subordinated debentures.
Aggregate Contractual Obligations
      The following table summarizes the aggregate contractual obligations as of December 31, 2005:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

	(Amounts in thousands)
2005
Deposits	$3,424,046	$3,208,763	$204,015	$10,844	$424
FHLB and Other Borrowings	1,496,000	916,000	480,000	—	100,000
Junior Subordinated Debentures	82,476	—	—	—	82,476
Deferred Compensation	7,102	751	1,502	1,502	3,347
Operating Leases	15,890	4,204	7,237	3,302	1,147

Total	$5,025,514	$4,129,718	$692,754	$15,648	$187,394

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
Off-Balance Sheet Arrangements
      At December 31, 2005, we had commitments to extend credit of approximately $895.8 million, obligations under letters of credit of $68.9 million and available lines of credit totaling $1.06 billion from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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

      The following table summarizes the off-balance sheet items:

		Maturity by Period

			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years

	(Amounts in thousands)
2005
Commitment to extend credit	895,774	367,064	40,728	77,654	410,328
Obligations under letters of credit	68,854	51,025	11,990	5,839	—

Total	$964,628	$418,089	$52,718	$83,493	$410,328

Liquidity and Cash Flow
      Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2005, the Bank’s loan to deposit ratio averaged 74.35%, compared to an average ratio of 68.99% for 2004 and 62.82% for 2003.
      CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2005, approximately $93.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2005, neither the Bank nor CVB had any material commitments for capital expenditures.
      For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
      Net cash provided by operating activities totaled $89.1 million for 2005, $75.7 million for 2004, and $71.9 million for 2003. The increase for 2005 compared to 2004 was primarily the result of the increase in net interest income as a result of the growth in average earning assets.
      Cash used in investing activities totaled $761.4 million for 2005, compared to $695.4 million for 2004 and $754.6 million for 2003. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.
      Funds provided by financing activities totaled $718.0 million for 2005, compared to $592.1 million for 2004 and $629.6 million for 2003. Cash flows from financing activities resulted from an increase in transaction deposits and borrowings, and to a lesser extent from money market, savings deposits.
      At December 31, 2005, cash and cash equivalents totaled $130.1 million. This represented a decrease of $45.7, or 54.20%, from a total of $84.4 million at December 31, 2004.

Capital Resources
      Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

      Total stockholders’ equity was $342.9 million at December 31, 2005. This represented an increase of $25.4 million, or 8.0%, over total stockholders’ equity of $317.5 million at December 31, 2004. For 2004, total stockholders’ equity increased $30.8 million, or 10.73%, over total stockholders’ equity of $286.7 million at December 31, 2003.
      The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2005.

	As of December 31, 2005

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$394,617	7.7%	$206,066	4.0%	$188,551	3.7%
Tier 1 risk-based ratio	394,617	11.3%	139,811	4.0%	254,806	7.3%
Total risk-based ratio	419,554	12.0%	279,702	8.0%	139,852	4.0%
      The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2005.

	As of December 31, 2005

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amounts in thousands)
Leverage ratio	$377,527	7.3%	$205,737	4.0%	$171,790	3.3%
Tier 1 risk-based ratio	377,527	10.8%	139,566	4.0%	237,961	6.8%
Total risk-based ratio	402,464	11.5%	279,245	8.0%	123,219	3.5%
      For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2005, we had an unrealized loss on investment securities net of taxes of $13.4 million, compared to an unrealized gain net of taxes of $8.9 million at December 31, 2004.
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
      During 2005, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.42 per share for the full year. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.
      In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of our common stock. During 2005, 2004 and 2003, we repurchased 676,033, 99,504, and 349,300 shares of common stock, for the total price of $12.3 million, $2.0 million, and $7.1 million respectively. As of December 31, 2005, 875,163 shares are available to be repurchased in the future under this repurchase plan.

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
      We maintain an allowance for inherent credit losses that is recorded as a provision for credit losses and charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We did not record a provision for credit losses for 2005, 2004 and 2003.
      At December 31, 2005, we reported an allowance for credit losses of $23.2 million. This represents an increase of $710,000, or 3.16%, over the allowance for credit losses of $22.5 million at December 31, 2004. During the year 2005, we did not make a provision for credit losses. The increase of $710,000 was due to the allowance for credit losses in the acquisition of Granite State Bank of $756,000, offset by net charge-offs of $46,000. At December 31, 2004, we reported an allowance for credit losses of $22.5 million. This represented an increase of $1.2 million, or 5.69%, over the allowance for credit losses of $21.3 million at December 31, 2003. During the year 2004, we did not make a provision for credit losses. The increase was due to recoveries of $1.2 million. (See Table 8 — Summary of Credit Loss Experience.)
      At December 31, 2005, we had no impaired loans and at December 31, 2004 impaired loans were de minimus. The quality of the loan portfolio is reflected in the fact that we have not made a provision for credit losses in the last three years and impaired and non-performing loans are minimal.
      We had no non-performing loans at December 31, 2005 as compared to $2,000 at December 31, 2004.
      For 2005, total loans charged-off were $1.4 million, offset by the recoveries of loans previous charged-off of $1.3 million resulting in net charge-offs of $46,000. This represented an increase of $1.3 million, or 103.78% over the net recoveries to the allowance for credit losses of $1.2 million in 2004, in which we recovered $3.5 million of loans, offset by loans charged-off of $2.4 million.

      Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.
TABLE 8 — Summary of Credit Loss Experience

	As of and For Years Ended December 31,

	2005	2004	2003	2002	2001

	(Amounts in thousands)
Amount of Total Loans at End of Period(1)	$2,663,863	$2,140,074	$1,759,941	$1,446,009	$1,187,540

Average Total Loans Outstanding(1)	$2,277,304	$1,905,145	$1,529,944	$1,247,384	$1,067,621

Allowance for Credit Losses at Beginning of Period	$22,494	$21,282	$21,666	$20,469	$19,152

Loans Charged-Off:
Real Estate	780	1,002	982	41	113
Commercial and Industrial	243	943	1,507	2,048	854
Lease Finance Receivables	91	110	396	—	—
Consumer Loans	266	265	132	320	81

Total Loans Charged-Off	1,380	2,320	3,017	2,409	1,048

Recoveries:
Real Estate Loans	572	775	336	1,062	—
Commercial and Industrial	543	2,558	889	176	455
Agribusiness		—	—	—	—
Lease Finance Receivables	101	86	262	—	—
Consumer Loans	118	113	112	43	160

Total Loans Recovered	1,334	3,532	1,599	1,281	615

Net Loans Charged-Off (Recovered)	46	(1,212)	1,418	1,128	433

Provision Charged to Operating Expense	—	—	—	—	1,750

Adjustments Incident to Mergers and reclassifications	756	—	1,034	2,325	—

Allowance for Credit Losses at End of period	$23,204	$22,494	$21,282	$21,666	$20,469

Net Loans Charged-Off to Average Total Loans	0.00%	-0.06%	0.09%	0.09%	0.04%
Net Loans Charged-Off to Total Loans at End of Period	0.00%	-0.06%	0.08%	0.08%	0.04%
Allowance for Credit Losses to Average Total Loans	1.02%	1.18%	1.39%	1.74%	1.92%
Allowance for Credit Losses to Total Loans at End of Period	0.87%	1.05%	1.21%	1.50%	1.72%
Net Loans Charged-Off to Allowance for Credit Losses	0.20%	-5.39%	6.66%	5.21%	2.12%
Net Loans Charged-Off to Provision for Credit Losses	—	—	—	—	24.74%

(1)	Net of deferred loan origination fees.

      While we believe that the allowance at December 31, 2005, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
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
TABLE 9 — Allocation of Allowance for Credit Losses

	December 31,

	2005		2004		2003		2002		2001

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category

	(Amounts in thousands)
Real Estate	$10,536	42.7%	$7,214	36.6%	$3,892	30.8%	$4,158	34.6%	$7,399	41.3%
Commercial and Industrial	15,408	49.2%	16,232	55.8%	15,508	62.9%	16,020	60.9%	7,243	55.3%
Consumer	224	8.1%	126	7.6%	149	6.3%	202	4.5%	127	3.4%
Unallocated	(2,964)		(1,078)		1,733		1,286		5,700

Total	$23,204	100.0%	$22,494	100.0%	$21,282	100.0%	$21,666	100.0%	$20,469	100.0%

Market Risk
      In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential for loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk includes securities, loans, deposits, debt, and derivative financial instruments.

      The table below provides the actual balances as of December 31, 2005 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2005, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing

	Balance	Average					Five years	Estimated
	December 31,	Rate	One Year	Two Years	Three Years	Four Years	and Beyond	Fair Value

	(Amounts in thousands)
2005
Interest-Earning Assets
Interest-bearing deposits with other institutions	$1,883	2.84%	$1,883	$—	$—	$—	$—	$1,883
Investment securities available for sale(1)	2,313,006	4.64%	34,122	114,022	814,742	561,558	788,562	2,313,006
Loans and lease finance receivables, net	2,640,659	6.59%	772,040	106,610	80,417	112,134	1,569,458	2,648,921

Total interest earning assets	$4,955,548		$808,045	$220,632	$895,159	$673,692	$2,358,020	$4,963,810

Interest-Bearing Liabilities
Interest-bearing deposits	$1,933,433	1.72%	$1,894,831	$16,746	$11,826	$549	$9,481	$1,939,540
Demand note to U.S. Treasury	6,433	2.77%	6,433	—	—	—	—	6,433
Borrowings	1,496,000	3.39%	916,000	480,000	—	—	100,000	1,485,396
Junior subordinated debentures	82,476	6.47%	—	—	—	—	82,476	74,593

Total interest-bearing liabilities	$3,518,342		$2,817,264	$496,746	$11,826	$549	$191,957	$3,505,962

(1)	Excludes securities with no maturity dates.
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

TABLE 10 — Asset and Liability Maturity/ Repricing Gap

		Over	Over
	90 Days or	90 Days to	180 Days to	Over
	Less	180 days	365 Days	365 Days	Total

	(Amounts in thousands)
2005
Earning Assets:
Interest-bearing deposits with other institution	$1,883	$—	$—	$—	$1,883
Investment Securities at carrying value	109,526	104,448	230,582	1,925,336	2,369,892
Total Loans	828,783	157,485	281,538	1,372,853	2,640,659

Total	$940,192	$261,933	$512,120	$3,298,189	$5,012,434
Interest Bearing Liabilities Savings Deposits	$717,585	$—	$—	$432,671	$1,150,256
Time Deposits	477,617	106,864	160,746	37,950	783,177
Demand Note to U.S. Treasury	6,433	—	—	—	6,433
Other Borrowings	361,000	35,000	520,000	580,000	1,496,000
Junior subordinated debentures	—	—	—	82,476	82,476

Total	1,562,635	141,864	680,746	1,133,097	3,518,342

Period GAP	$(622,443)	$120,069	$(168,626)	$2,165,092	$1,494,092

Cumulative GAP	$(622,443)	$(502,374)	$(671,000)	$1,494,092

2004
Earning Assets:
Interest-bearing deposits with other institution	$—	$—	$—	$—	$—
Investment Securities at carrying value	204,796	167,261	363,626	1,402,896	2,138,579
Total Loans	788,396	146,481	223,926	958,777	2,117,580

Total	$993,192	$313,742	$587,552	$2,361,673	$4,256,159
Interest Bearing Liabilities Savings Deposits	$693,543	$—	$—	$379,076	$1,072,619
Time Deposits	216,294	179,084	59,134	25,653	480,165
Demand Note to U.S. Treasury	6,453	—	—	—	6,453
Other Borrowings	130,000	36,000	70,000	950,000	1,186,000
	—	—	—	82,476	82,476

Total	1,046,290	215,084	129,134	1,437,205	2,827,713

Period GAP	$(53,098)	$98,658	$458,418	$924,468	$1,428,446

Cumulative GAP	$(53,098)	$45,560	$503,978	$1,428,446

      Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2005, and 2004. We had a positive cumulative 180-day gap of $45.6 million and a positive cumulative 365-days gap of $504.0 million at December 31, 2005. This represented an increase of $612.4 million, or 108.0 times, over the 180-day cumulative negative gap of $566.8 million at December 31, 2004. In theory, this would indicate that at December 31, 2005, $45.6 million more in assets than liabilities would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.
      The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2005 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.
      Approximately $1.47 billion, or 78.80%, of the total investment portfolio at December 31, 2005 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
      The following reflects our net interest income sensitivity analysis as of December 31, 2005:

Estimated Net Interest
Simulated Rate Changes	Income Sensitivity

+ 200 basis points	(3.86)%
- 200 basis points	1.93%
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
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections. A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
      In December 2004, the Financial Accounting Standards Board (“FASB”) staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS No. 123R is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. Therefore, we will begin to expense options in the first quarter of 2006. We adopted the provision of SFAS No. 123R on January 1, 2006 using the modified prospective method. Based on the option outstanding as of December 31, 2005, the expensing of options will add approximately $890,000 pretax in 2006 of compensation expense to our results of operations.

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
      For information about the location of management’s annual reports on internal control, our financial reporting and the audit report of McGladrey & Pullen, LLP thereon. See “Item 9A. Controls and Procedures.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      1) Management’s Report on Internal Control over Financial Reporting
      Management of CVB Financial Corp., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.
      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
      Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of December 31, 2005 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing at 9A(2) below.

      2) Auditor attestation
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
CVB Financial Corp.
Ontario, California
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CVB Financial Corp. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our Audits provide a reasonable basis for our opinion.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, and our report dated March 10, 2006 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Pasadena, California
March 10, 2006

      3) Changing in Internal Control over Financial Reporting
      We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e) and 15d-15(e).
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
      During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Except as hereinafter noted, the information concerning directors and executive officers of the Company and our audit committee financial expert is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning directors and executive officers of the Company, see Item 1 of part I “Business — Executive Officers and Directors.”
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
      The following table summarizes information as of December 31, 2005 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise	Weighted-average	Future Issuance Under
	of Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	(excluding securities
Plan Category	Rights (a)	Warrants and Rights (b)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,869,115	$9.34	4,060,409
Equity compensation plans not approved by security holders	—	—	—

Total	1,869,115	$9.34	4,060,409

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
Financial Statements
      Reference is made to the Index to Financial Statements at page 57 for a list of financial statements filed as part of this Report.
Exhibits
      See Index to Exhibits at Page 98 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2006.

Cvb Financial Corp.

By:	/s/ D. Linn Wiley

D. Linn Wiley
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Borba George A. Borba	Chairman of the Board	March 14, 2006

/s/ John A. Borba John A. Borba	Director	March 14, 2006

/s/ Ronald O. Kruse Ronald O. Kruse	Director	March 14, 2006

/s/ Robert M. Jacoby Robert M. Jacoby	Director	March 14, 2006

/s/ James C. Seley James C. Seley	Director	March 14, 2006

/s/ San E. Vaccaro San E. Vaccaro	Director	March 14, 2006

/s/ Edward J. Biebrich, Jr. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ D. Linn Wiley D. Linn Wiley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(Amounts in thousands)
ASSETS
Investment securities available-for-sale	$2,369,892	$2,085,014
Interest-bearing balances due from depository institutions	1,883	—
Investment in stock of Federal Home Loan Bank (FHLB)	70,770	53,565
Loans and lease finance receivables	2,663,863	2,140,074
Allowance for credit losses	(23,204)	(22,494)

Total earning assets	5,083,204	4,256,159
Cash and due from banks	130,141	84,400
Premises and equipment, net	40,020	33,508
Intangibles	12,474	6,136
Goodwill	32,357	19,580
Cash value life insurance	71,811	68,233
Accrued interest receivable	24,147	18,391
Deferred tax asset	18,420	4,409
Other assets	10,397	20,195

TOTAL ASSETS	$5,422,971	$4,511,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,490,613	$1,322,255
Interest-bearing	1,933,433	1,552,784

Total deposits	3,424,046	2,875,039
Demand Note to U.S. Treasury	6,433	6,453
Short-term borrowings	916,000	356,000
Long-term borrowings	580,000	830,000
Accrued interest payable	15,047	8,809
Deferred compensation	7,102	7,685
Junior subordinated debentures	82,476	82,476
Other liabilities	48,990	27,066

TOTAL LIABILITIES	5,080,094	4,193,528

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 76,430,206 (2005) and 75,832,903 (2004)	252,717	236,277
Retained earnings	103,546	72,314
Accumulated other comprehensive income (loss), net of tax	(13,386)	8,892

TOTAL STOCKHOLDERS’ EQUITY	342,877	317,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,422,971	$4,511,011

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2005

	2005	2004	2003

	(Amounts in thousands,
	except earnings per share)
INTEREST INCOME:
Loans, including fees	$149,961	$114,543	$99,042

Investment securities:
Taxable	76,573	66,109	49,814
Tax-advantaged	19,078	15,087	16,065

	95,651	81,196	65,879

Dividends from FHLB	2,623	1,960	1,391
Federal funds sold	2	3	34
Interest-bearing deposits with other institutions	251	—	—

Total interest income	248,488	197,702	166,346

INTEREST EXPENSE:
Deposits	28,908	15,508	16,323
Short-term borrowings	25,487	6,930	2,552
Long-term borrowings	17,701	18,731	17,940
Junior subordinated debentures	5,340	5,348	238

Total interest expense	77,436	46,517	37,053

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	171,052	151,185	129,293
PROVISION FOR CREDIT LOSSES	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	171,052	151,185	129,293

OTHER OPERATING INCOME:
Service charges on deposit accounts	13,251	13,663	15,039
Financial Advisory services	6,652	6,054	5,375
Bankcard services	2,453	1,781	1,417
BOLI Income	2,797	2,432	981
Other	4,668	5,058	2,967
Gain/(Loss) on sale of securities, net	(46)	5,219	4,210
Impairment charge on investment securities	(2,270)	(6,300)	—

Total other operating income	27,505	27,907	29,989

OTHER OPERATING EXPENSES:
Salaries and employee benefits	53,075	47,292	41,493
Occupancy	8,327	7,891	6,738
Equipment	7,578	8,003	6,878
Stationery and supplies	5,569	4,987	4,960
Professional services	4,268	4,776	4,005
Promotion	5,835	5,148	4,524
Amortization of Intangibles	2,061	1,185	815
Other	4,880	10,440	8,381

Total other operating expenses	91,593	89,722	77,794

EARNINGS BEFORE INCOME TAXES	106,964	89,370	81,488
INCOME TAXES	36,346	27,884	28,656

NET EARNINGS	$70,618	$61,486	$52,832

BASIC EARNINGS PER COMMON SHARE	$0.92	$0.81	$0.70

DILUTED EARNINGS PER COMMON SHARE	$0.91	$0.80	$0.69

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2005

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Income

	(Amounts and shares in thousands)
Balance January 1, 2003	43,533	$146,449	$87,716	$25,656
Issuance of common stock	317	989
10% stock dividend	4,387	75,990	(75,990)
Repurchase of common stock	(349)	(615)	(6,438)
Shares issued for acquisition of Kaweah National Bank	401	7,904
Tax benefit from exercise of stock options		2,242
Cash dividends ($0.48 per share)			(21,638)
Comprehensive income:
Net earnings			52,832		$52,832
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,376)	(8,376)

Comprehensive income					$44,456

Balance December 31, 2003	48,289	232,959	36,482	17,280
Issuance of common stock	345	1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)
Tax benefit from exercise of stock options		2,196
Cash dividends ($0.48 per share)			(23,821)
Comprehensive income:
Net earnings			61,486		$61,486
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,388)	(8,388)

Comprehensive income					$53,098

Balance December 31, 2004	60,666	$236,277	$72,314	$8,892
Issuance of common stock	460	1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		2,087
Cash dividends ($0.42 per share)			(27,963)
Comprehensive income:
Net earnings			70,618		$70,618
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net				(22,278)	(22,278)

Comprehensive income					$48,340

Balance December 31, 2005	76,430	$252,717	$103,546	$(13,386)

	At December 31,

	2005	2004	2003

	(Amounts in thousands)
Disclosure of reclassification amount
Unrealized holding (losses)gains on securities arising during the period	(40,679)	(15,453)	$(10,232)
Tax benefit (expense)	17,058	6,438	4,298
Less:
Reclassification adjustment for (gain)/loss on securities included in net income	2,316	1,081	(4,210)
Add:
Tax expense on reclassification adjustments	(973)	(454)	1,768

Net unrealized (loss) gain on securities	$(22,278)	(8,388)	$(8,376)

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2005	2004	2003

	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	250,202	$204,471	$175,871
Service charges and other fees received	29,779	28,526	25,752
Interest paid	(71,290)	(42,967)	(39,140)
Cash paid to suppliers and employees	(88,507)	(84,184)	(64,739)

Income taxes paid	(31,100)	(30,196)	(25,800)

Net cash provided by operating activities	89,084	75,650	71,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	84,777	212,641
Proceeds from sales of MBS	126,598	—	20,538
Proceeds from repayment of MBS	414,804	433,365	660,357
Proceeds from repayment of investment securities available-for-sale	122	—	2,428
Proceeds from maturity of investment securities	18,598	36,006	6,985
Purchases of investment securities available-for-sale	(177,415)	(115,351)	(88,480)
Purchases of MBS	(677,451)	(687,538)	(1,304,603)
Purchases of FHLB stock	(17,205)	(15,935)	(15,543)
Net increase in loans	(449,842)	(372,431)	(247,865)
Proceeds from sales of premises and equipment	73	4,392	3,032
Purchase of premises and equipment	(11,881)	(11,376)	(6,923)
Cash acquired from purchase of Granite State Bank, net of cash paid	12,232	—	—
Cash acquired from purchase of Kaweah National Bank, net of cash paid	—	—	6,418
Purchase of Bank Owned Life Insurance	—	(50,000)	—
Investment in common stock of CVB Statutory Trust I & II	—	—	(2,476)

Other investing activities	—	(1,282)	(1,061)

Net cash used in investing activities	(761,367)	(695,373)	(754,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	163,718	292,521	307,411
Net increase (decrease) in time deposits	282,786	(77,992)	(37,970)
Advances from Federal Home Loan Bank	370,000	500,000	250,000
Repayment of advances from Federal Home Loan Bank	(106,000)	(68,000)	(141,000)
Net increase (decrease) in short-term borrowings	45,980	(29,882)	196,428
Cash dividends on common stock	(27,963)	(23,821)	(21,638)
Repurchase of common stock	(12,286)	(1,992)	(7,053)
Issuance of junior subordinated debentures	—	—	82,476
Proceeds from exercise of stock options	1,789	1,281	989

Net cash provided by financing activities	718,024	592,115	629,643

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,741	(27,608)	(52,965)
CASH AND CASH EQUIVALENTS, beginning of year	84,400	112,008	164,973

CASH AND CASH EQUIVALENTS, end of year	$130,141	$84,400	$112,008

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,

	2005	2004	2003

	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$70,618	$61,486	$52,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/Loss on sale of investment securities	46	(5,219)	(4,210)
Gain on sale of premises and equipment	34	140	112
Impairment charge on investment securities	2,270	6,300	0
Increase in cash value of life insurance	(2,253)	(2,432)	(981)
Net amortization of premiums on investment securities	13,195	14,302	18,618
Depreciation and amortization	8,435	7,125	3,406
Change in accrued interest receivable	(5,471)	(2,667)	396
Change in accrued interest payable	6,147	3,550	(1,303)
Deferred tax benefits (provision)	(585)	(3,537)	5,937
Change in other assets and liabilities	(3,352)	(3,398)	(2,863)

Total adjustments	18,466	14,164	19,112

NET CASH PROVIDED BY OPERATING ACTIVITIES	$89,084	$75,650	$71,944

Supplemental Schedule of Noncash Investing and Financing Activities Purchase of Granite State Bank:
Assets acquired	$85,898
Goodwill	12,777
Intangible assets	8,399
Liabilities assumed	(105,879)
Stock issued	(13,427)

Purchase price of acquisition, net of cash received	$(12,232)

Purchase of Kaweah National Bank:
Assets acquired			$73,750
Goodwill			8,571
Intangible assets			3,124
Liabilities assumed			(83,958)
Stock issued			(7,905)

Purchase price of acquisition, net of cash received			$(6,418)

Securities purchased and not settled	25,854	$—	$—
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2005

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
      Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) and the Bank’s wholly owned subsidiary, Golden West Enterprises, Inc. (“GWF”); Community Trust Deed Services (“Community); CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, and CVB Statutory Trust III. Trusts I and II were created in December 2003 and Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts are not included in the consolidated financial statements.
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
      Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
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
      Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements.
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
      Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The Company completed its annual impairment test as of June 30, 2005; there was no impairment of goodwill.
      Bank Owned Life Insurance — The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of theses policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

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
      The following table presents the proforma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Year Ended December 31,

	2005	2004	2003

	(Amounts in thousands,
	except earnings per share)
Net income, as reported	$70,618	$61,486	$52,832
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,114	1,150	558

Pro forma net income	$69,504	$60,336	$52,274

Earnings per share:
Basic — as reported	$0.92	$0.81	$0.70
Basic — pro forma	$0.91	$0.80	$0.69
Diluted — as reported	$0.91	$0.80	$0.69
Diluted — pro forma	$0.90	$0.79	$0.68
      The estimated weighted average fair value of each option granted during 2005, 2004, and 2003 was $6.09, $4.59, and $3.90, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Dividend Yield	1.8%	1.8%	2.4%
Volatility	40.4%	36.2%	37.2%
Risk-free interest rate	4.4%	3.6%	3.3%
Expected life	6.9 years	7.3 years	7.0 years

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial Advisory Services — The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
      Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.
      Recent Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections. A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.
      In December 2004, the FASB staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all public entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as an operating cash flow. SFAS No. 123R is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the Company will begin to expense options in the first quarter of 2006. The Company adopted the provision of SFAS No. 123R on January 1, 2006 using the modified prospective method. Based on the option outstanding as of December 31, 2005, the expensing of options will add approximately $890,000 in 2006 of compensation expense to the results of operations. In addition, the impact of this statement in 2006 and beyond will depend upon our future compensation strategy.
      Reclassifications — Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation with no impact on previously reported net income or stockholders’ equity.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investment Securities
      The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service.

Composition of Investment Securities

	December 31, 2005

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market	Total
	Cost	Gain	Loss	Value	Percent

	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury Obligations	$498	$—	$(1)	$497	0.02%
Mortgage-backed securities	1,211,869	1,974	(29,235)	1,184,608	49.99%
CMO’s/ REMICs	617,031	237	(7,356)	609,912	25.74%
Government agency & government-sponsored enterprises	54,608	69	(588)	54,089	2.28%
Municipal bonds	452,080	15,818	(3,998)	463,900	19.57%
FHLMC preferred stock	56,070	—	—	56,070	2.37%
Other securities	816	—	—	816	0.03%

Total Investment Securities	$2,392,972	$18,098	$(41,178)	$2,369,892	100.00%

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Market	Total
	Cost	Gain	Loss	Value	Percent

	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(2)	$496	0.02%
Government agency & government-sponsored enterprises	18,987	—	(230)	18,757	0.90%
Mortgage-backed securities	1,360,304	8,759	(8,729)	1,360,334	65.25%
CMO’s/ REMICs	345,285	1,252	(910)	345,627	16.58%
Municipal bonds	285,752	21,293	(468)	306,577	14.70%
FHLMC preferred stock	58,340	—	(5,635)	52,705	2.53%
Other securities	518	—	—	518	0.02%

Total Investment Securities	$2,069,684	$31,304	$(15,974)	$2,085,014	100.00%

      Approximately 95% of the mortgage-backed securities and CMO/ REMICs (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.
      Gross realized gains were $1.38 million, $4.69 million, and $5.15 million for years ended December 31, 2005, 2004, and 2003, respectively. Gross realized losses were $1.42 million, $374,000, and $944,000 for years ended December 31, 2005, 2004, and 2003, respectively.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The remaining CMO/ REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/ REMICs issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of December 31, 2005.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2005

	Less than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Obligations	$497	$1	$—	$—	$497	$1
Government agency & government-sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/ REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Amounts in thousands)
U.S. Treasury Obligations	$496	$2	$—	$—	$496	$2
Government agency & government- sponsored enterprises	12,711	179	6,047	51	18,758	230
Mortgage-backed securities	210,245	761	507,072	7,968	717,317	8,729
CMO/ REMICs	90,111	681	52,014	229	142,125	910
Municipal bonds	30,077	272	6,673	196	36,750	468
FHLMC Preferred Stock	58,340	5,635	—	—	58,340	5,635

	$401,980	$7,530	$571,806	$8,444	$973,786	$15,974

      The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
      U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises — The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. Theses securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $560,000 is comprised of four issues: two Fannie Mae and two Freddie Mac. These securities have maturities from 3 months to 3 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2005.
      Mortgaged-Backed Securities and CMO/ REMICs — The mortgage-backed and CMO/ REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life from 0.36 years to 5.99 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at December 31, 2005 is $23.0 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $12.2 million, Freddie Mac with a loss of $10.1 million and non government sponsored enterprises such as financial institutions with a loss of $674,000. This loss is caused by the increase in interest rates over the last 1 1/2 years. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2005.
      Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities from 1 year to 21 years. The unrealized loss greater than 12 months on these securities at December 31, 2005 is $374,000. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2005.
      FHLMC Preferred Stock — In 2001 the Company acquired two separate issues of FHLMC (“Freddie Mac”) Preferred Stock: 800,000 shares of Series N preferred stock with a dividend rate that resets annually based on the 12-month LIBOR rate and 500,000 shares of Series B preferred stock with a dividend rate that resets every three months based on the 3-month LIBOR rate. Due to various factors, these issues have not performed as expected even though the dividend rate on them has increased as interest rates have risen. In

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March of 2004, management wrote these securities down by $6.3 million. Since that time we have seen gains and losses in the market value of both of these securities, with many of the months showing a loss.
      At December 31, 2005, the Company had sixteen months of unrealized losses in the Series N 12-month LIBOR stock and ten months of unrealized losses in the Series B 3-month LIBOR stock. However, the Series B stock, which resets every three months at the 3-month LIBOR rate was showing increased decline in market value, which was contrary to our expectations in a rising rate environment. Therefore, based on the length of time the securities were below carrying value and the market perception of the stock, management recorded an impairment loss of $2.3 million related to our FHLMC preferred stock at December 31, 2005. Hence, there is no unrealized loss at December 31, 2005.
      At December 31, 2005 and 2004, investment securities having an amortized cost of approximately $2.04 billion and $1.63 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
      The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/ REMICs have contractual maturities through 2033, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty.

	Available-for-sale

			Weighted-
	Amortized		Average
	Cost	Fair Value	Yield

	(Amounts in thousands)
Due in one year or less	$35,321	$35,037	3.61%
Due after one year through five years	1,960,185	1,936,526	4.47%
Due after five years through ten years	199,690	201,980	4.63%
Due after ten years	140,890	139,463	4.24%

	$2,336,086	$2,313,006	4.46%

      The above table excludes securities without stated maturities.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Loan and Lease Finance Receivables
      The following is a summary of the components of loan and lease finance receivables at December 31:

	2005	2004

	(Amounts in thousands)
Commercial and Industrial	$980,602	$905,139
Real Estate:
Construction	270,436	235,849
Mortgage	877,481	553,078
Consumer	59,801	51,187
Municipal lease finance receivables	108,832	71,675
Auto and equipment leases	39,442	34,753
Agribusiness	338,035	297,659

Gross Loans	2,674,629	2,149,340
Less:
Allowance for credit losses	(23,204)	(22,494)
Deferred net loan fees	(10,766)	(9,266)

Net Loans	$2,640,659	$2,117,580

      At December 31, 2005, the Company held approximately $884,022,000 of fixed rate loans. These fixed rate loans bear interest at rates ranging from 3 to 12 percent and have contractual maturities between 1 and 28 years.

4.	Transactions Involving Directors and Shareholders
      In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2005 and 2004.
      The following is an analysis of the activity of all such loans:

	As of December 31,

	2005	2004

	(Amounts in
	thousands)
Outstanding balance, beginning of year	$5,251	$5,790
Credit granted, including renewals	3,930	2,214
Repayments	(1,878)	(2,753)

Outstanding balance, end of year	$7,303	$5,251

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Credit Losses and Other Real Estate Owned
      Activity in the allowance for credit losses was as follows:

	2005	2004	2003

	(Amounts in thousands)
Balance, beginning of year	$22,494	$21,282	$21,666
Provision charged to operations	—	—	—
Acquisition of Kaweah National Bank	—	—	2,767
Acquisition of Granite State Bank	756	—	—
Allowance for off-balance sheet credit exposure	—	—	(1,733)
Loans charged off	(1,380)	(2,320)	(3,017)
Recoveries on loans previously charged off	1,334	3,532	1,599

Balance, end of year	$23,204	$22,494	$21,282

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
      At December 31, 2005, the Bank had no loans classified as impaired, compared to loan amounts of $2,000 classified as impaired as of December 31, 2004. No specific reserve was recorded in 2004. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004, and 2003 was approximately $3,000, $744,000, and $1,936,000, respectively. Interest income of $0, $1,000, and $82,000 was recognized, based on cash receipts, on impaired loans during the years ended December 31, 2005, 2004, and 2003, respectively.
      The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2005, there were no non-performing loans and for 2004, non-performing loans were less than $2,000. The interest would have been collected was de minimums. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $134,000 greater for 2004.
      At December 31, 2005 and 2004, loans on nonaccrual status totaled $0 and $2,000, all of which are included in the impaired loans discussed above.
      The Company has no other real estate owned or allowance for other real estate owned losses at December 31, 2005 or 2004.
      There were no expenses incurred in 2005, 2004, and 2003 related to holding and disposition of OREO.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment
      Premises and equipment consist of:

	As of December 31,

	2005	2004

	(Amounts in thousands)
Land	$8,263	$4,742
Bank premises	29,084	21,319
Furniture and equipment	42,169	43,975
Leased property under capital lease	649	649

	80,165	70,685
Accumulated depreciation and amortization	(40,145)	(37,177)

	$40,020	$33,508

      The Bank has for sale its old data center with land value of $324,000 and a premises value of $1.2 million. These numbers are reflected in the number in the table above.

7.	Income Taxes
      Income tax expense consists of the following:

	For the Years Ended December 31,

	2005	2004	2003

	(Amounts in thousands)
Current provision:
Federal	$25,874	$21,707	$14,622
State	11,057	9,714	8,097

	36,931	31,421	22,719

Deferred provision(benefit):
Federal	(585)	(2,759)	5,267
State	—	(778)	670

	(585)	(3,537)	5,937

	$36,346	$27,884	$28,656

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax liability (asset) consists of the following:

	December 31,

	2005	2004

	(Amounts in thousands)
Current:
Federal	$(2,722)	$(3,984)
State	1,850	211

	(872)	(3,773)

Deferred:
Federal	(14,572)	(2,580)
State	(3,848)	(1,829)

	(18,420)	(4,409)

	$(19,292)	$(8,182)

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax (liability) asset are as follows:

	December 31,

	2005	2004

	(Amounts in
	thousands)
Federal
Deferred tax liabilities:
Depreciation	$2,704	$3,197
Other Intangibles	199	242
Acquisition — Western Security Bank	875	1,155
Acquisition — Kaweah National Bank	1,339	1,556
Acquisition — Granite State Bank	2,381	—
Leases	38	49
Deferred income	5,222	3,330
Other, net	284	167
Unrealized gain on investment securities, net	—	5,343

Gross deferred tax liability	13,042	15,039

Deferred tax assets:
California franchise tax	3,103	2,549
Bad debt and credit loss deduction	8,684	8,431
Net operating loss carryforward	1,587	1,696
Deferred compensation	3,162	2,738
Other-than-temporary impaired securities	3,000	2,205
Unrealized loss on investment securities, net	8,078	—
Other, net	—	—

Gross deferred tax asset	27,614	17,619

Net deferred tax (liability) asset — federal	$14,572	$2,580

State
Deferred tax liabilities:
Depreciation	$—	$94
Other Intangibles	61	75
Acquisition — Western Security Bank	271	358
Acquisition — Kaweah National Bank	415	482
Acquisition — Granite State Bank	780	—
Leases	6	4
Deferred income	1,618	1,032
Unrealized gain on investment securities, net	—	1,095
Other, net	88	49

Gross deferred tax liability	3,239	3,189

Deferred tax assets:
Depreciation	5	—
Bad debt and credit loss deduction	2,707	2,630
Net operating loss carryforward	793	793
Deferred compensation	1,037	912
Other-than-temporary impaired securities	929	683
Unrealized gain on investment securities, net	1,616	—
Other, net	—	—

Gross deferred tax asset	7,087	5,018

Net deferred tax (liability) asset — state	$3,848	$1,829

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For Years Ended December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Amounts in thousands)
Federal income tax at statutory rate	$37,437	35.0%	$31,280	35.0%	$28,521	35.0%
State franchise taxes, net of federal benefit	7,595	7.1%	6,345	7.1%	5,786	7.1
Tax-exempt income	(7,251)	(6.8)%	(6,339)	(7.1)%	(5,124)	(6.3)%
Tax credits	(1,435)	(1.3)%	(1,435)	(1.6)%	(1,435)	(1.7)%
Resolution of tax contingencies	—	0.0%	(1,967)	(2.2)%	—	0.0%
Other, net	—	0.0%	—	0.0%	908	1.1%

	$36,346	34.0%	$27,884	31.2%	$28,656	35.2%

8.	Deposits
      Time certificates of deposit with balances of $100,000 or more amounted to approximately $591.0 million and $355.1 million at December 31, 2005 and 2004, respectively. Interest expense on such deposits amounted to approximately $11.1 million (2005), $4.8 million (2004), and $5.7 million (2003).
      At December 31, 2005, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2006	$744,574
2007	16,746
2008	11,826
2009	549
2010 and thereafter	9,481

$783,176

      At December 31, 2005, the Company had a single depositor with balances of approximately $140.8 million.
      The Company has $95.4 million and $30.2 million of brokered certificates of deposits with the individual balances of under $100,000 at December 31, 2005 and 2004, respectively.

9.	Borrowings
      During 2005 and 2004, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $830.0 million and $226.0 million under these agreements at December 31, 2005 and 2004, respectively, with weighted-average interest rates of 3.35% and 2.14%, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2005 and 2004 was $778.1 million and $328.2 million, respectively. The maximum outstanding at any month-end was $830.0 million during 2005 and $447.0 million during 2004. On December 31, 2005 and 2004, the Bank entered into an overnight agreement with certain financial institutions to borrow an aggregate of $86.0 million and $130.0 million, respectively, at a weighted average annual interest rate of 3.21% and 1.35%, respectively. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2005 and 2004, the amounts held by the Bank in the TT&L Note Option Program were $6.4 million and $6.5 million respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 43 and 34 basis points less than the average weekly federal funds rate, which was 3.21% and 1.35% at December 31, 2005 and 2004, respectively. The average amounts held in 2005 and 2004 were $4.1 million and $4.4 million, respectively.
      During 2005 and 2004, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $580.0 million and $830.0 million under these agreements at December 31, 2005 and 2004, respectively, with weighted-average interest rates of 3.62% and 3.05% in 2005 and 2004 respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2005 are as follows: $480.0 million in 2007 and $100.0 million in 2011.

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

Leases
      The Company leases land and buildings under operating leases for varying periods extending to 2014, at which time the Company can exercise options that could extend certain leases through 2027. The future

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, excluding property taxes and insurance, are as follows (000’s omitted):

2006	$4,204
2007	4,103
2008	3,134
2009	2,275
2010	1,027
Succeeding years	1,147

Total minimum payments required	$15,890

      Total rental expense for the Company was approximately $4.0 million (2005), $3.4 million (2004), and $3.2 million (2003).

Commitments
      At December 31, 2005, the Company had commitments to extend credit of approximately $895.8 million and obligations under letters of credit of $68.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
      The Bank has available lines of credit totaling $1.06 billion from certain financial institutions of which $796.45 million were secured.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $108,000 in 2005, $109,000 in 2004, and $178,000 in 2003.
      The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $135,000 in 2005, $170,000 in each of 2004 and 2003.
      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2005, 2004, and 2003.
      The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $498,000 in each of 2005, 2004 and 2003.
      In 2003, the acquired Kaweah National Bank (“KNB”) had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. Amounts paid under these agreements totaled approximately $121,000 in 2005.
      In February 2005, the acquired Granite State Bank (“GSB”) had severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. No amount was paid under this agreement in 2005.

13.	401(k) and Profit-Sharing Plan
      The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.6 million in 2005, $2.5 million in 2004 and $2.2 million in 2003.

14.	Earnings Per Share Reconciliation

	December 31, 2005

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Amount and share in thousands,
	except per share amount)
Basic EPS
Income available to common stockholders	$70,618	76,490	$0.92
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		703	(0.01)

Diluted EPS
Income available to common stockholders	$70,618	77,193	$0.91

	December 31, 2004

Basic EPS
Income available to common stockholders	$61,486	75,656	$0.81
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		943	(0.01)

Diluted EPS
Income available to common stockholders	$61,486	76,599	$0.80

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

Basic EPS
Income available to common stockholders	$52,832	75,285	$0.70
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options		1,450	(0.01)
Diluted EPS

Income available to common stockholders	$52,832	76,735	$0.69

15.	Stock Option Plans
      In May 2000, the Company approved a stock option plan that authorizes the issuance of up to 5,908,204 shares (all share amounts have been adjusted to reflect stock dividends and splits) of our stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 3,529,281 shares and expired in February 2001. Under both plans option prices are determined at the fair market value of such shares on the date of grant, and options are exercisable in such installments as determined by the Board of Directors.
      At December 31, 2005, options for the purchase of 1,869,115 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,104,836 shares were exercisable at prices ranging from $1.21 to $17.00; 4,060,409 shares of common stock were available for the granting of future options under the May 2000 plan.
      The following table presents the status of all optioned shares and per share amounts:

	Shares	Price Range

Outstanding at January 1, 2003	2,992,276	$ 1.21 - $ 9.83
Granted	61,875	$11.14 - $12.39
Exercised	(318,887)	$ 1.21 - $ 9.29
Effect of stock splits and dividends	(280,193)
Canceled	(22,978)	$ 5.28 - $ 9.29

Outstanding at December 31, 2003	2,432,093	$ 1.21 - $ 9.83
Granted	584,614	$12.38 - $17.00
Exercised	(344,996)	$ 1.46 - $11.26
Effect of stock splits and dividends	(248,738)
Canceled	(9,349)	$ 5.28 - $11.26

Outstanding at December 31, 2004	2,413,624	$ 1.21 - $17.00
Granted	128,750	$14.96 - $16.98
Exercised	(516,677)	$ 1.88 - $13.70
Effect of stock splits and dividends	(127,248)
Canceled	(29,334)	$ 5.28 - $15.96

Outstanding at December 31, 2005	1,869,115	$ 1.21 - $17.00

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, 1,104,836 options are exercisable at a weighted average exercise price of $6.84. The remaining weighted-average contractual life of the 1,869,115 options outstanding at December 31, 2005 is 6.0 years.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$ — - $ 1.70	2	0.0	$1.21	2	$1.21
$ 1.70 - $ 3.40	15,817	1.2	$3.04	15,817	$3.04
$ 3.40 - $ 5.10	19,963	3.3	$4.51	19,963	$4.51
$ 5.10 - $ 6.80	758,213	3.9	$5.63	758,213	$5.63
$ 6.80 - $ 8.50	75,768	4.1	$7.09	69,586	$7.07
$ 8.50 - $10.20	276,638	6.4	$9.34	134,050	$9.35
$10.20 - $11.90	40,742	7.5	$11.25	15,982	$11.25
$11.90 - $13.60	409,929	8.2	$13.32	62,402	$13.26
$13.60 - $15.30	157,043	8.5	$13.82	28,321	$13.73
$15.30 - $17.00	115,000	9.6	$16.04	500	$17.00

	1,869,115	6.0	$9.34	1,104,836	$6.84

16.	Regulatory Matters
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
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2005 and 2004, the Company and the Bank meet all capital adequacy requirements to which they are subject.
      As of December 31, 2005 and 2004, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has issued $82 million of trust-preferred securities, which are included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:

	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Company	$419,554	12.0%	$279,702	≥8.0%		N/A
Bank	402,464	11.5%	279,245	≥8.0%	$349,058	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$394,617	11.3%	$139,811	≥4.0%		N/A
Bank	377,527	10.8%	139,566	≥4.0%	$209,350	≥6.0%
Tier I Capital (to Average-Assets)
Company	$394,617	7.7%	$206,066	≥4.0%		N/A
Bank	377,527	7.3%	205,737	≥4.0%	$257,171	≥5.0%
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Company	$387,031	13.4%	$230,718	≥8.0%		N/A
Bank	365,660	12.7%	229,793	≥8.0%	$287,243	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$362,804	12.6%	$115,359	≥4.0%		N/A
Bank	341,433	11.9%	114,864	≥4.0%	$172,296	≥6.0%
Tier I Capital (to Average-Assets)
Company	$362,804	8.3%	$174,845	≥4.0%		N/A
Bank	341,433	7.8%	174,423	≥4.0%	$218,029	≥5.0%
      In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2005, declare and pay additional dividends of approximately $92,777,000.
      Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2005, this reserve requirement was approximately $400,000.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Condensed Financial Information of Parent Company
BALANCE SHEETS

	December 31,

	2005	2004

	(Amounts in thousands)
Assets:
Investment in subsidiaries	$409,033	$379,400
Other assets, net	24,629	31,398

Total assets	$433,662	$410,798

Liabilities	$90,785	$93,315
Stockholders’ equity	342,877	317,483

Total liabilities and stockholders’ equity	$433,662	$410,798

STATEMENTS OF EARNINGS

	Years Ended December 31,

	2005	2004	2003

	(Amounts in thousands)
Excess in net earnings of subsidiaries	$38,483	$27,143	$20,562
Dividends from the Bank	35,150	38,050	32,642
Other expense, net	(3,015)	(3,707)	(372)

Net earnings	$70,618	$61,486	$52,832

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$70,618	$61,486	$52,832

Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(73,633)	(65,193)	(53,204)
Other operating activities, net	(984)	194	(1,202)

Total adjustments	(74,617)	(64,999)	(54,406)

Net cash used in by operating activities	(3,999)	(3,513)	(1,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust I & II	—	—	(2,476)
Capital Contribution to the Bank	—	—	(80,000)
Dividends received from the Bank	35,150	38,050	32,642

Net cash (used in) provided by investing activities	35,150	38,050	(49,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(27,963)	(23,821)	(21,638)
Proceeds from exercise of stock options	1,789	1,281	989
Repayment of advance from the Bank	(2,336)	—	—
Repurchase of common stock	(12,286)	(1,992)	(7,053)
Issuance of junior subordinated debentures	—	—	82,476

Net cash provided by (used in) financing activities	(40,796)	(24,532)	54,774

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,645)	10,005	3,366
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,671	8,666	5,300

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,026	$18,671	$8,666

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)
      Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share amounts)
2005
Net interest income	$40,937	$42,237	$43,020	$44,858
Provision for credit losses	—	—	—	—
Net earnings	17,701	17,478	18,267	17,172
Basic earnings per common share	0.23	0.23	0.24	0.22
Diluted earning per common share	0.23	0.23	0.23	0.22
2004
Net interest income	$35,564	$35,907	$39,976	$39,740
Provision for credit losses	—	—	—	—
Net earnings	10,072	17,451	17,075	16,888
Basic earnings per common share	0.14	0.23	0.22	0.22
Diluted earning per common share	0.13	0.22	0.22	0.22

19.	Fair Value Information
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have realized in a current market exchange as of December 31, 2005 and 2004. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Amounts in thousands)
Assets
Cash and cash equivalents	$130,141	$130,141	$84,400	$84,400
Interest-bearing balances due from depository institutions	1,883	1,883	—	—
FHLB Stock	70,770	70,770	53,565	53,565
Investment securities available for sale	2,369,892	2,369,892	2,085,014	2,085,014
Loans and lease finance receivables, net	2,640,659	2,648,921	2,117,580	2,132,580
Accrued interest receivable	24,147	24,147	18,391	18,391

Liabilities
Deposits:
Noninterest-bearing	$1,490,613	$1,490,613	$1,322,255	$1,322,255
Interest-bearing	1,933,433	1,930,887	1,552,784	1,552,208
Demand note to U.S. Treasury	6,433	6,433	6,453	6,453
Short-term borrowings	916,000	916,000	356,000	356,000
Long-term borrowings	580,000	569,396	830,000	828,996
Junior subordinated debentures	82,476	74,593	82,476	86,306
Accrued interest payable	15,047	15,047	8,809	8,809
Funds due on security purchase	25,854	25,854	—	—
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
      The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans. As such, the estimated fair value of total loans at December 31, 2005 and 2004 includes the carrying amount of nonaccrual loans at each respective date.
      The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2005 or 2004, as these instruments predominantly have adjustable terms and are of a short-term nature.
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
      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

20.	Goodwill and Intangible Assets
      In February 2005, the Bank acquired GSB. At the date of acquisition, GSB had $62.8 million in loans, $103.1 million in deposits, and $111.4 million in total assets. The Company issued 696,049 common shares and paid $13.3 million in cash in connection with the purchase of GSB. This transaction gave rise to $8.4 million in amortizable intangibles and $12.8 million in goodwill. The weighted average amortization period was 7 years. The allocation of the purchase price is based on preliminary data and could change when final valuation of certain assets is obtained.
      During 2003, the Company acquired KNB and recorded an intangible asset classified as core deposit intangible in the amount of $3.1 million. The weighted average amortization period was 8 years.
      The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(Amounts in thousands)
Amortizing intangible assets	$19,636	$(7,162)	$11,237	$(5,101)
Aggregate Amortization Expense:
For year ended	$2,061		$1,185
Estimated Amortization Expense:
For the year ending December 31:
2006	$2,353
2007	$2,353
2008	$2,353
2009	$1,752
2010	$1,698
      At December 31, 2005 the weighted average remaining life of intangible assets is approximately 4.8 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

	2005	2004

	(Amounts in
	thousands)
Balance as of January 1	$19,580	$19,580
Goodwill acquired during the year	12,777	—

Balance as of December 31	$32,357	$19,580

21.	Subsequent Event
      On January 31, 2006, the Company established CVB Statutory Trust III for the exclusive purpose of issuing and selling Trust Preferred Securities at a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”) and upon terms as more fully set forth in the Indenture. The Company invested $774,000 to establish the Trust. The $774,000 was recorded as “investment in CVB Statutory Trust III.” On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling of $25,774,000 to purchase a like amount of junior subordinated debentures of the Company due March 15, 2036. This capital will be used to fund the growth of the Company and the Bank.
* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
CVB Financial Corp.
Ontario, California
      We have audited the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of CVB Financial Corp.’s internal control over financial reporting and an unqualified opinion on the effectiveness of CVB Financial Corp.’s internal control over financial reporting.
/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Pasadena, California
March 10, 2006

INDEPENDENT AUDITORS’ REPORT
Board of Directors and Stockholders
CVB Financial Corp.
Ontario, California
      We have audited the accompanying consolidated statements of earnings, stockholders’ equity, and cash flows of CVB Financial Corp. and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of CVB Financial Corp. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
March 10, 2004 (and March 10, 2006 as to the effects of the stock splits in 2004 and 2005)

INDEX TO EXHIBITS

Exhibit
No.		Page

3.1	Articles of Incorporation of the Company, as amended
3.2	Bylaws of Company, as amended
3.3	Reserved.	*
4.1	Form of Registrant’s Common Stock certificate.(1)	*
4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights(2)	*
4.3	Certificate of Determination of Participating Preferred Stock of Registrant(3)	*
4.4	Form of Rights Certificate(4)	*
4.5	Summary of Rights(5)	*
4.6	CVB Statutory Trust I Junior Subordinated Indenture dated December 17, 2003 entered into between CVB Financial Corp. and U.S. Bank National Association, as Trustee(6)	*
4.7	CVB Statutory Trust I Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.6)(6)	*
4.8	Amended and Restated Declaration of CVB Statutory Trust I(6)	*
4.9	CVB Statutory Trust I Form of Capital Security Certificate (included as an exhibit to Exhibit 4.8)(6)	*
4.10	CVB Statutory Trust I Form of Common Security Certificate (included as an exhibit to Exhibit 4.8)(6)	*
4.11	CVB Statutory Trust I Guarantee Agreement between CVB Financial Corp. and U.S. Bank National Association(6)	*
4.12	CVB Statutory Trust II Junior Subordinated Indenture dated December 15, 2003 entered into between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee(6)	*
4.13	CVB Statutory Trust II Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.12)(6)	*
4.14	Amended and Restated Declaration of CVB Statutory Trust II(6)	*
4.15	CVB Statutory Trust II Form of Capital Security Certificate (included as an exhibit to Exhibit 4.14)(6)	*
4.16	CVB Statutory Trust II Form of Common Security Certificate (included as an exhibit to Exhibit 4.14)(6)	*
4.17	CVB Statutory Trust II Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association(6)	*
4.18	CVB Statutory Trust III Junior Subordinated Indenture dated December 15, 2003 entered into between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee(7)	*
4.19	CVB Statutory Trust III Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.12)(7)	*
4.20	Amended and Restated Declaration of CVB Statutory Trust III(7)	*
4.21	CVB Statutory Trust III Form of Capital Security Certificate (included as an exhibit to Exhibit 4.14)(7)	*
4.22	CVB Statutory Trust III Form of Common Security Certificate (included as an exhibit to Exhibit 4.14)(7)	*
4.23	CVB Statutory Trust III Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association(7)	*
10.1	Reserved.	*

Exhibit
No.		Page

10.2	Agreement by and among D. Linn Wiley, CVB Financial Corp. and Chino Valley Bank dated August 8, 1991.(8)	*
10.3	Chino Valley Bank Profit Sharing Plan, as amended.(9)	*
10.4	Form of Indemnification Agreement.(10)	*
10.5	1991 Stock Option Plan, as amended.(11)	*
10.6	2000 Stock Option Plan.(12)	*
10.7	Form of Option Agreement under 2000 Stock Option(12)	*
10.10	Severance Compensation Agreement dated April 1, 2004 with Jay Coleman(13)	*
10.11	Severance Compensation Agreement dated April 1, 2004 with Edward J. Biebrich(14)	*
10.12	Severance Compensation Agreement dated April 1, 2004 with D. Linn Wiley(15)	*
10.13	Severance Compensation Agreement dated June 14, 2005 with R. Scott Racusin(16)	*
10.14	Severance Compensation Agreement dated August 31, 2005 with Edward J. Mylett(17)	*
10.15	Schedule of Director Fees	*
10.16	Salaries for Named Executive Officers	*
10.17	Discretionary Performance Compensation Plan 2005(18)	*
10.18	Amendment to Severance Compensation Agreement for D. Linn Wiley, dated March 18, 2005
10.19	Amendment to Severance Compensation Agreement for Edward J. Biebrich, dated March 18, 2005
10.20	Amendment to Severance Compensation Agreement for Jay W. Coleman, dated March 18, 2005
12	Statement regarding computation of ratios (included in Form 10-K)
21	Subsidiaries of Company.
23.1	Consent of McGladrey & Pullen, LLP.
23.2	Consent of Deloitte & Touche, LLP
31.1	Certification of D. Linn Wiley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of D. Linn Wiley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not applicable.

(1)	Filed as Exhibit 4.1 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(2)	Filed as Exhibit 4.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(3)	Filed as Exhibit 4.3 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(4)	Filed as Exhibit 4.4 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which are incorporated herein by this reference.

(5)	Filed as Exhibit 4.5 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(6)	Filed as Exhibits 4.6 thru 4.17 to Registrant’s Statement on Form 10K on March 15, 2004, Commission file number 0-10140, which are incorporated herein by this reference.

(7)	Filed as Exhibits 4.1 thru 4.6 to Registrant’s Statement on Form 8-K on February 2, 2006, Commission file number 0-10140, which are incorporated herein by this reference.

(8)	Filed as Exhibit 10.2 to Registrant’s Statement on Form 10-K on March 15, 2004, Commission file number 0-10140, which is incorporated herein by this reference.

(9)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which are incorporated herein by this reference.

(10)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(11)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(12)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(13)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(15)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(16)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-K on June 17, 2005, Commission file number 0-10140, which is incorporated herein by this reference.

(17)	Filed as Exhibit 10.1 to Registrant’s statement on Form 8-K on March 3, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(18)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-K on March 23, 2005, Commission file number 0-10140, which is incorporated herein by this reference.