Form 10-Q
period 2006-03-31
CVB FINANCIAL CORP
filed 2006-05-09
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

For Quarter Ended March 31, 2006	Commission File Number: 0-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3629339 (I.R.S. Employer Identification No.)

701 North Haven Ave, Suite 350, Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)

(Registrant’s telephone number, including area code)	(909) 980-4030
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of the registrant: 76,495,148 outstanding as of May 4, 2006.

CVB FINANCIAL CORP.
2006 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
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
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31,	December 31,
	2006	2005
ASSETS
Investment securities available-for-sale	$2,406,986	$2,369,892
Interest-bearing balances due from depository institutions	1,784	1,883
Investment in stock of Federal Home Loan Bank (FHLB)	72,362	70,770
Loans and lease finance receivables	2,717,127	2,663,863
Allowance for credit losses	(23,584)	(23,204)

Total earning assets	5,174,675	5,083,204
Cash and due from banks	131,453	130,141
Premises and equipment, net	41,258	40,020
Intangibles	11,886	12,474
Goodwill	31,531	32,357
Cash value life insurance	72,633	71,811
Accrued interest receivable	25,825	24,147
Deferred tax asset	29,428	18,420
Other assets	9,225	10,397

TOTAL ASSETS	$5,527,914	$5,422,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,362,022	$1,490,613
Interest-bearing	2,114,059	1,933,433

Total deposits	3,476,081	3,424,046
Demand Note to U.S. Treasury	936	6,433
Short-term borrowings	1,245,000	916,000
Long-term borrowings	305,000	580,000
Accrued interest payable	12,189	15,047
Deferred compensation	8,679	7,102
Junior subordinated debentures	108,250	82,476
Other liabilities	32,214	48,990

TOTAL LIABILITIES	5,188,349	5,080,094

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 76,479,277 (2006) and 76,430,206 (2005))	253,302	252,717
Retained earnings	114,850	103,546
Accumulated other comprehensive loss, net of tax	(28,587)	(13,386)

Total stockholders’ equity	339,565	342,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,527,914	$5,422,971

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months
	Ended March 31,
	2006	2005

Interest income:
Loans, including fees	$44,292	$32,380
Investment securities:
Taxable	20,737	18,703
Tax-preferred	6,245	4,087

Total investment income	26,982	22,790
Dividends from FHLB stock	800	475
Federal funds sold	32	4
Interest bearing deposits with other institutions	26	34

Total interest income	72,132	55,683
Interest expense:
Deposits	13,201	5,061
Short-term borrowings	10,369	1,964
Long-term borrowings	3,169	6,724
Junior subordinated debentures	1,568	1,310

Total interest expense	28,307	15,059

Net interest income before provision for credit losses	43,825	40,624
Provision for credit losses	250	—

Net interest income after provision for credit losses	43,575	40,624
Other operating income:
Service charges on deposit accounts	3,291	3,042
Financial Advisory services	1,845	1,678
Bankcard services	558	604
BOLI income	822	342
Other	1,213	1,413

Total other operating income	7,729	7,079

Other operating expenses:
Salaries and employee benefits	12,720	12,833
Occupancy	2,029	1,998
Equipment	1,745	1,744
Stationary and supplies	1,586	1,195
Professional services	1,273	1,025
Promotion	1,507	1,796
Amortization of intangibles	588	296
Other	2,022	(503)

Total other operating expenses	23,470	20,384

Earnings before income taxes	27,834	27,319
Income taxes	9,594	9,618

Net earnings	$18,240	$17,701

Basic earnings per common share	$0.24	$0.23

Diluted earnings per common share	$0.24	$0.23

Cash dividends per common share	$0.09	$0.11

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
	(amounts and shares in thousands)
Balance December 31, 2004	60,666	$236,277	$72,314	$8,892
Issuance of common stock	460	1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		2,087
Cash dividends ($0.42 per share)			(27,963)
Comprehensive income:
Net earnings			70,618		$70,618
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(22,278)	(22,278)

Comprehensive income					$48,340

Balance December 31, 2005	76,430	252,717	103,546	(13,386)
Issuance of common stock	49	367
Tax benefit from exercise of stock options		82
Stock-based Compensation Expense		136
Cash dividends ($0.09 per share)			(6,936)
Comprehensive income:
Net earnings			18,240		$18,240
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of taxes $11,008				(15,201)	(15,201)

Comprehensive income					$3,039

Balance March 31, 2006	76,479	$253,302	$114,850	$(28,587)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
	(amounts and shares in thousands)
Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	305	895
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,401
Cash dividends ($0.11 per share)			(7,637)
Comprehensive income:
Net earnings			17,701		$17,701
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of taxes $13,787				(19,039)	(19,039)

Comprehensive loss					$(1,338)

Balance March 31, 2005	61,667	$252,000	$82,378	$(10,147)

	At March 31,
	2006	2005
	(amounts and shares in thousands)
Disclosure of reclassification amount
Unrealized losses on securities arising during the period	$(26,209)	$(32,826)
Tax benefit	11,008	13,787

Net unrealized loss on securities	$(15,201)	$(19,039)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$71,825	$55,483
Service charges and other fees received	7,724	7,079
Interest paid	(31,165)	(15,358)
Cash paid to suppliers and employees	(24,128)	(19,935)
Income taxes paid	(950)	—

Net cash provided by operating activities	23,306	27,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of MBS	82,866	96,223
Proceeds from repayment of investment securities available-for-sale	—	67
Proceeds from maturity of investment securities	599	297
Purchases of investment securities available-for-sale	(98,858)	(52,716)
Purchases of MBS	(70,120)	(260,941)
Purchases of FHLB stock	(1,592)	(4,527)
Net (increase) decrease in loans	(51,208)	24,443
Proceeds from sales of premises and equipment	5	—
Purchase of premises and equipment	(2,738)	(2,650)
Cash acquired from purchase of Granite State Bank, net of cash paid	—	12,232
Investment in common stock of CVB Statutory Trust III	(774)	—

Net cash used in investing activities	(141,820)	(187,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in transaction deposits	(56,165)	29,078
Net increase in time deposits	108,202	9,997
Advances from Federal Home Loan Bank	—	120,000
Repayment of advances from Federal Home Loan Bank	(65,000)	—
Net increase in short-term borrowings	113,502	50,683
Cash dividends on common stock	(6,936)	(7,637)
Issuance of junior subordinated debentures	25,774	—
Proceeds from exercise of stock options	367	895
Tax benefit related to exercise of stock options	82	—

Net cash provided by financing activities	119,826	203,016

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,312	42,713
CASH AND CASH EQUIVALENTS, beginning of period	130,141	84,400

CASH AND CASH EQUIVALENTS, end of period	$131,453	$127,113

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$18,240	$17,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of premises and equipment	45	—
Increase in cash value of life insurance	(822)	(954)
Net amortization of premiums on investment securities	2,549	3,146
Provisions for credit losses	250	—
Stock-based compensation	136	—
Depreciation and amortization	2,863	1,812
Change in accrued interest receivable	(1,679)	(2,463)
Change in accrued interest payable	(2,857)	(299)
Change in other assets and liabilities	4,581	8,326

Total adjustments	5,066	9,568

NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,306	$27,269

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Granite State Bank:
Assets acquired		$85,898
Goodwill		12,777
Intangible assets		8,399
Liabilities assumed		(105,879)
Stock issued		(13,427)

Purchase price of acquisition, net of cash received		$(12,232)

Securities purchased and not settled	$6,103	$—
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”); CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts are not included in the consolidated financial statements.
     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Golden West Financial Division and trust services to customers through its Financial Advisory Services Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Madera County, Fresno County, Tulare County, Kern County, and the eastern portion of Los Angeles County in Southern California. The Bank operates 40 Business Financial Centers with its headquarters located in the city of Ontario.
     The Company’s operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) comprise the loans, deposits, products and services the Bank offers to the majority of it’s customers. The other segment is Treasury Department, which manages the investment portfolio of the Company.
     The internal reporting of the Company considers all business units. Funds are allocated to each business unit based on its need to fund assets (use of funds) or its need to invest funds (source of funds). Net income is determined based on the actual net income of the business unit plus the allocated income or expense based on the sources and uses of funds for each business unit. Non-interest income and non-interest expense are those items directly attributable to a business unit.

     Investment Securities - The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At March 31, 2006, all of the Company’s investment securities are classified as available-for-sale.
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2006, the Company had entered into commitments with certain customers amounting to $972.5 million compared to $895.8 million at December 31, 2005. Letters of credit at March 31, 2006, and December 31, 2005, were $67.5 million and $68.9 million, respectively.
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
     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first quarter of 2006, the Company recorded $250,000 provision for credit losses. The allowance for credit losses was $23.6 million as of March 31, 2006. This represents an increase of $380,000 when compared with an allowance for credit losses of $23.2 million as of December 31, 2005. The increase was primarily due to the provision for credit losses of $250,000 and the loan recoveries of $150,000, offset by the charge-off loans of $20,000 during the first quarter of 2006.
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
     There were no loans classified as impaired at March 31, 2006 and December 31, 2005. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.
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
     Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There is no other real estate owned at March 31, 2006 and December 31, 2005.
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
     Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2005 and did not record any impairment of goodwill. At March 31, 2006 goodwill was $31.5 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of March 31, 2006, intangible assets that continue to be subject to amortization include core deposits of $11.9 million (net of $7.8 million of accumulated amortization). During the first quarter of 2006, the Company finalized the goodwill analysis for the Granite State Bank acquisition and adjusted goodwill in the amount of $826,000 to record additional purchase price adjustment related to the acquisition. Amortization expense for such intangible assets was $588,000 for the three months ended March 31, 2006. Estimated amortization expense, for the remainder of 2006 is expected to be $1.76 million. Estimated amortization expense, for the succeeding five fiscal years is $2.35 million for year one and year two, $1.75 million for year three, $1.70 million for year four and $1.60 million for year five. The weighted average remaining life of intangible assets is approximately 4.8 years.
     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The actual number of shares outstanding at March 31, 2006 was 76,479,277. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Three Months
	Ended March 31,
	2006			2005
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$18,240	76,460	$0.24	$17,701	76,393	$0.23
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		621	0.00		770	0.00

DILUTED EPS
Income available to common stockholders	$18,240	77,081	$0.24	$17,701	77,163	$0.23

     Stock-Based Compensation - At March 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, unvested stock awards as of December 31, 2005 are recognized over the remaining service period with no change in historical reported earnings. Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.
     As a result of adopting SFAS 123R on January 1, 2006, the net income for the three months ended March 31, 2006, was $118,000 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. There was no impact on earnings per share.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The Company has $82,000 of excess tax benefit resulting from disqualified position classified as financing activities in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006.

     The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005:

For the three months ended
March 31, 2005
(dollars in thousands)
Net income, as reported	$17,701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	218

Pro forma net income	$17,483

Earnings per share:
Basic — as reported	$0.23
Basic — pro forma	$0.23

Diluted — as reported	$0.23
Diluted — pro forma	$0.23
     The estimated fair value of the options granted during 2006 and prior years was calculated using the Black-Scholes option pricing model. There were 32,000 options granted during the first three months of 2006. No options were granted during the same period in 2005. The fair value of each stock option granted in 2006 was estimated on the date of grant using the following weighted-average assumptions:

March 31,
2006
Dividend Yield	1.7%
Volatility	40.1%
Risk-free interest rate	4.8%
Expected life	6.7 years
     Option activity under the Company’s stock option plan as of March 31, 2006 and changes during the three months ended March 31, 2006 and 2005 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2006	1,869	$9.34
Granted	32	$17.01
Exercised	49	$7.49
Forfeited or expired	83	$12.15

Outstanding at March 31, 2006	1,769	$9.40	5.82	$13,621

Unvested shares at March 31, 2006	635	$13.23	8.00	$2,457

Exercisable at March 31, 2006	1,134	$7.26	4.60	$11,164

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2005	2,416	$7.74
Granted	—	$0.00
Exercised	407	$3.22
Forfeited or expired	1	$8.47

Outstanding at March 31, 2005	2,008	$8.65	5.73	$11,762

Unvested shares at March 31, 2005	923	$11.09	6.87	$3,156

Exercisable at March 31, 2005	1,084	$6.57	4.76	$8,606

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $6.93. There were no options granted during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $442,000 and $4.97 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006 and 2005, and changes during the three months ended March 31, 2006 and 2005, is presented below:

	2006		2005
		Weighted		Weighted
	Shares	Average Fair	Shares	Average Fair
Nonvested Shares	(000)	Value	(000)	Value
Nonvested at January 1, 2006	764	$4.54	1,013	$3.81
Granted	32	$6.93	—	$0.00
Vested	(78)	$2.40	(89)	$1.96
Forfeited	(83)	$4.25	(1)	$1.96

Nonvested at March 31, 2006	635	$4.71	923	$3.76

     As of March 31, 2006, there was $1.64 million of total unrecognized compensation cost related to nonvested shares-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4.5 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $187,000 and $174,000, respectively.
     As of March 31, 2006 and 2005, the Company has 4,111,767 and 4,160,900, respectively, shares of common stock available for granting of future options under the May 2000 Plan.
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
     Recent Accounting Pronouncements - In March 2006, the Financial Accounting Standards Board (“FASB”) staff issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Company does not expect the adoption of SFAS No. 156 to have a material effect on the Company’s consolidated financial position or results of operations.
     Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation.

     During the first quarter of 2006, we reclassified the consolidated statements of earnings for the three months ended March 31, 2005 by reducing $313,000 from “Loans, including fees” and reducing the same amount from “Salaries and employee benefits”. This reclassification did not have any impact to our net earnings; however, it reduced our net interest income by $313,000 for the three months ended March 31, 2005. As a result, our “net interest margin – tax equivalent” for the first three months ended March 31, 2005 reduced from 3.99% as reported previously to 3.96% as restated in this current report.
     Shareholder Rights Plan - In 2000, the Company adopted a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.
     Business Segments - The Company is a community bank with our Business Financial Centers (branches) being the focal points for customer sales and services. As such, these Business Financial Centers comprise the biggest segment of the Company. The next largest business unit is the Treasury Department. This department manages all of the investments for the Company.
     The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting these numbers. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees are the actual loan fees paid to the Company by its customers and these fees are not deferred as they are for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.
     The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2006 and 2005:

	Three Month Ended March 31, 2006
	Business
	Financial
	Centers	Treasury	Other		Total
Interest income	$33,552	$27,840		$10,740	$72,132
Credit for funds provided	16,532	0		1,146	17,678

Total interest income	50,084	27,840		11,886	89,810

Interest expense	9,721	16,564		2,022	28,307
Charge for funds used	1,590	7,065		9,023	17,678

Total interest expense	11,311	23,629		11,045	45,985

Net interest income	$38,773	$4,211		$841	$43,825

Non-interest income	3,700	12		4,017	7,729
Non-interest expense	10,012	244		13,464	23,720

Segment pretax profit	$32,461	$3,979	-$	8,606	$27,834

Segment assets as of March 31, 2006	$3,211,345	$1,822,703		$493,866	$5,527,914

	Three Month Ended March 31, 2005
	Business
	Financial
	Centers	Treasury	Other		Total
Interest income	$25,518	$23,303		$6,862	$55,683
Credit for funds provided	7,457	0		234	7,691

Total interest income	32,975	23,303		7,096	63,374

Interest expense	3,823	9,965		1,271	15,059
Charge for funds used	685	5,029		1,977	7,691

Total interest expense	4,508	14,994		3,248	22,750

Net interest income	$28,467	$8,309		$3,848	$40,624

Non-interest income	2,685	17		4,377	7,079
Non-interest expense	8,889	297		11,198	20,384

Segment pretax profit	$22,263	$8,029	-$	2,973	$27,319

Segment assets as of March 31, 2005	$2,859,149	$1,570,302		$402,542	$4,831,993

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements. Additionally, our financial results and operations may be affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trust I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue $25 million trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses Madera (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
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
     Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to strengthen in the Central Valley and Inland Empire. However, we

are still subject to any changes in the economy in our market area. We benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at March 31, 2006 reflects that growth from December 31, 2005.
     Our growth in loans and investments compared with the first quarter of 2005 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.55% for the first quarter of 2006.
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
     Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. During the first quarter of 2006, we recorded $250,000 provision for credit losses. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
      We reported net earnings of $18.2 million for the three months ended March 31, 2006. This represented an increase of $539,000 or 3.05%, over net earnings of $17.7 million, for the three months ended March 31, 2005. Basic and diluted earnings per share for the three-month period increased to $0.24 per share for 2006, compared to $0.23 per share for 2005. The annualized return on average assets was 1.35% for the first three months of 2006 compared to a return on average assets of 1.58% for the three months ended March 31, 2005. The annualized return on average equity was 20.82% for the three months ended March 31, 2006, compared to a return of 21.86% for the three months ended March 31, 2005.
      During the three months ended March 31, 2006 and 2005, the Company had no net gains or losses on sales of securities or sales of other real estate owned.
      During the first quarter of 2005, we recorded income of $2.6 million from the settlement of the robbery loss which occurred in early 2004. See Item 3 “Legal Proceedings” of PART I in our Annual Report on Form 10-K for year ended December 31, 2005 for more information. Net earnings, excluding the settlement of the robbery, totaled $16.0 million for the three months ended March 31, 2005. Net earnings of $18.2 million for the first quarter of 2006 represents an increase of $2.2 million or 13.89% when compared to the $16.0 million the first quarter 2005.

     The following table reconciles the differences in net earnings with and without the settlement of robbery loss in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	For the Three Months
	Ended March 31,
	2006			2005
	Before Income	Income		Before Income
	Taxes	Taxes	Net Earnings	Taxes	Income Taxes	Net Earnings
	( amounts in thousands )
Net earnings without the settlement of robbery loss	$27,834	$9,594	$18,240	$24,719	$8,703	$16,016
Settlement of robbery loss	—	—	—	2,600	915	1,685

Net Earnings as reported	$27,834	$9,594	$18,240	$27,319	$9,618	$17,701

     We have presented net earnings without the settlement of robbery loss to show shareholders that the earnings from operations are unaffected by the impact of this item. We believe this presentation allows the reader to more easily assess the results of the Company’s core operations and business.
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
     The Company’s net interest income after provision for credit losses totaled $43.6 million for the three months ended March 31, 2006. This represented an increase of $3.0 million, or 7.26%, over net interest income of $40.6 million for the same period in 2005. The increase in net interest income of $3.0 million resulted from a $16.4 million increase in interest income, offset by a $13.2 million increase in interest expense and $250,000 provision of credit losses recorded in the first quarter of 2006. The $16.4 million increase in interest income resulted from the $831.5 million increase in average earning assets and an increase in average yield on earning assets to 5.86% for the first three months of 2006 from 5.37% for the same period in 2005. The $13.2 million increase in interest expense resulted from an $800.7 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 3.10% for the first three months of 2006 from 2.11% for the same period in 2005.
     Interest income totaled $72.1 million for the first three months of 2006. This represented an increase of $16.4 million, or 29.54%, compared to total interest income of $55.7 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $4.29 billion in the first three months of 2005 to $5.12 billion in the same period in 2006. This represents a 19.40% increase for the first three months of 2006 over the same period last year and an increase in the average yield on earning assets by 49 basis points.

     Interest expense totaled $28.3 million for the first three months of 2006. This represented an increase of $13.2 million, or 87.98%, over total interest expense of $15.1 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities and an increase in the cost of these liabilities by 99 basis points.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the three-month periods ended March 31, 2006, and 2005. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,822,602	$20,737	4.56%	$1,743,110	$18,703	4.29%
Tax preferenced (1)	567,438	6,245	5.95%	383,741	4,087	5.75%
Investment in FHLB stock	71,299	800	4.49%	55,245	475	3.44%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	4,667	58	4.97%	5,614	38	2.71%
Loans (2) (3)	2,652,493	44,292	6.77%	2,099,313	32,380	6.26%

Total Earning Assets	5,118,499	72,132	5.86%	4,287,023	55,683	5.37%
Total Non Earning Assets	348,613			262,681

Total Assets	$5,467,112			$4,549,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,231,002	$5,376	1.77%	$1,094,458	$2,554	0.95%
Time Deposits	829,970	7,825	3.82%	496,630	2,507	2.05%

Total Deposits	2,060,972	13,201	2.60%	1,591,088	5,061	1.29%
Other Borrowings	1,610,620	15,106	3.75%	1,279,765	9,998	3.12%

Interest Bearing Liabilities	3,671,592	28,307	3.10%	2,870,853	15,059	2.11%

Non-interest bearing deposits	1,386,972			1,336,937
Other Liabilities	53,177			13,495
Stockholders’ Equity	355,371			328,419

Total Liabilities and Stockholders’ Equity	$5,467,112			$4,549,704

Net interest income		$43,825			$40,624

Net interest spread — tax equivalent			2.76%			3.26%
Net interest margin			3.58%			3.93%
Net interest margin — tax equivalent			3.62%			3.96%
Net interest margin excluding loan fees			3.46%			3.76%
Net interest margin excluding loan fees — tax equivalent			3.50%			3.79%

(1)	Non tax equivalent rate for 2006 was 4.49% and 2005 was 4.26%.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $1,517 2005, $ 1,761

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $0 and 2005, $9.

(4)	Includes interest bearing demand and money market accounts

(5)	Annualized interest rates
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s tax effected (TE) net interest margin declined from 3.96% for the first three months of 2005 to 3.62% for the first three months of 2006. The decrease in the net interest margin compared to the same period last year was a result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased by 49 basis points for the first quarter of 2006 compared to the same period in 2005, the yield on interest-bearing liabilities increased by 99 basis points for the first quarter of 2006 compared to the same period in 2005. The higher increase in cost of interest-bearing liabilities is due to the short-term liability sensitivity of the Company. In addition, our net interest margin is affected by the strategies we employ in regards to competition in our market areas.

     It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial service businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.76% for the first three months of 2006 and 3.26% for the same period last year. The decrease in the net interest spread for the three months ended March 31, 2006 resulted from a 49 basis point increase in the yield on earning assets offset by a 99 basis point increase in the cost of interest-bearing liabilities, thus generating a 50 basis point decrease in the net interest spread over the same period last year.
     The yield (TE) on earning assets increased to 5.86% for the first three months of 2006, from 5.37% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 51.82% in the first three months of 2006 from 48.97% for the same period in 2005. Average investments as a percent of earning assets decreased to 46.69% in the first three months of 2006 from 49.61% for the same period in 2005. Average federal funds sold as a percent of earning assets was 0.06% for the first three months in 2006. There were no federal funds invested in 2005. As a result of the Granite State Bank acquisition, which was completed in February 2005, we inherited the investment in interest-bearing deposits with other financial institutions. The average interest-bearing deposits with other financial institutions as a percent of earning assets decreased to 0.03% for the first three months in 2006 from 0.13% for the same period in 2005. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the first three months of 2006 increased to 6.77% as compared to 6.26% for the same period in 2005 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2006 increased to 4.89% compared to 4.55% for the same period in 2005 as a result of an increase in average investment balances and an increase in interest rates. The increase in the yield on earning assets for the first three months of 2006 was the result of higher yields on loans and investments.
     The cost of average interest-bearing liabilities increased to 3.10% for the first three months of 2006 as compared to 2.11% for the same period in 2005, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased slightly to 43.87% during the first three months of 2006 as compared to 44.58% for the same period in 2005. The cost of borrowings for the first three months of 2006 increased to 3.75% as compared to 3.12% for the same period in 2005, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2006 increased to 2.60% as compared to 1.29% for the same period in 2005, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of three months ended March 31,
	2006 Compared to 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$1,018	$1,166	$(150)	$2,034
Tax-advantaged securities	2,804	192	(838)	2,158
Fed funds sold & interest-bearing deposits with other institutions	(6)	32	(6)	20
Investment in FHLB stock	138	145	42	325
Loans	8,539	2,640	733	11,912

Total interest on earning assets	12,493	4,175	(219)	16,449

Interest Expense:
Savings deposits	320	2,213	300	2,833
Time deposits	1,685	2,167	1,455	5,307
Other borrowings	2,581	2,016	511	5,108

Total interest on interest-bearing liabilities	4,586	6,396	2,266	13,248

Net Interest Income	$7,907	$(2,221)	$(2,485)	$3,201

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $44.3 million for the first three months of 2006. This represented an increase of $11.9 million, or 36.79%, over interest and fees on loans of $32.4 million for the same period in 2005. The increase in interest and fees on loans for the first three months of 2006 reflects increases in the average balance of loans and the increase in interest rates. The yield on loans increased to 6.77 % for the first three months of 2006, compared to 6.26% for the same period in 2005. Average loans increased 26.35% from $2.10 billion for the first three months of 2005 to $2.65 billion for the first three months of 2006. Deferred loan origination fees, net of costs, totaled $10.9 million at March 31, 2006. This represented an increase of $1.1 million, or 11.75%, over deferred loan origination fees, net of costs, of $9.8 million at March 31, 2005.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2006 and 2005.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $1.5 million for the first three months of 2006, as compared to $1.8 million for the same period in 2005, a decrease of $244,000, or 13.86%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $27.0 million for the first three months of 2006. This represented an increase of $4.2 million, or 18.39%, over interest on investments of $22.8 million for the same period in 2005. The increase in interest on investments for the first three months of 2006 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 4.89% for the first three months of 2006, compared to 4.55% for the same period in 2005 as a result of the increase in interest rates.
Provision for Credit Losses
     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We made a provision for credit losses of $250,000 during the first three months of 2006. No provision was made during the same period in 2005. We believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.
Other Operating Income
     Other operating income for the Company includes income derived from special services offered by the Bank, such as Financial Advisory Services, merchant card, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.
     Other operating income totaled $7.7 million for the first three months of 2006. This represents an increase of $650,000, or 9.19%, over other operating income of $7.1 million for the same period in 2005. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.06% for the first three months of 2006, as compared to 14.84% for the same period in 2005.
     There were no sales of investment securities generated during the first quarter of 2006 and 2005. Therefore, no gains or losses on sales of securities were recorded for the first three months ended 2006 and 2005.
     Service charges on deposit accounts totaled $3.3 million in the first three months of 2006. This represented an increase of $250,000 or 8.21% over service charges on deposit accounts of $3.0 million for the same period in 2005. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the increase in service charges on deposit accounts in 2006 was the lower average demand deposit balances that resulted in a lower account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts represented 42.59% of other operating income in the first three months of 2006, as compared to 42.97% in the same period in 2005.
     Financial Advisory Services consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. Financial Advisory Services generated fees of $1.8 million in the first three months of 2006. This represents an increase of $167,000, or 9.95% over fees generated of $1.7 million in the first three months of 2005. The increase is primarily due to an increase in assets under administration of $805.3 million. Fees generated by Financial Advisory Services represented 23.87% of other operating income in the first three months of 2006, as compared to 23.70% for the same period in 2005.
     Bankcard, which provides merchant bankcard services (credit card processing, merchant terminals, and customer support), generated fees totaling $558,000 in the first three months of 2006. This represented a decrease of $46,000, or 7.57%, from fees generated of $604,000 for the same period in 2005. Fees generated by Bankcard represented 7.22% of other operating income in the first three months of 2006, as compared to 8.53% for the same period in 2005.
     Bank Owned Life Insurance (“BOLI”) income totaled $822,000 in the first three months of 2006. This represented an increase of $481,000, or 140.63%, over the BOLI income generated of $342,000 for the same period in 2005.
     Other fees and income, which includes wire fees, other business services, international banking fees, check sales, ATM fees, miscellaneous income, etc., generated fees totaling $1.2 million in the first three months of 2006. This represented a decrease of $201,000, or 14.25%, from other fees and income generated of $1.4 million for the same period in 2005.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, amortization of intangibles, and other expenses. Other operating expenses totaled $23.5 million for the first three months of 2006. This represents an increase of $3.1 million, or 15.14% over other operating expenses of $20.4 million for the same period in 2005. The increase is partially due to the reversal of $2.6 million in estimated robbery loss in the first three months of 2005.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.74% for the first three months of 2006, compared to a ratio of 1.82% for the same period in 2005. The decrease in percentage was primarily due to the increase in total average assets for the three months ended March 31, 2006 as compared to the same period in 2005.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2006, the efficiency ratio was 45.75%, compared to a ratio of 42.73% for the same period in 2005. The increase was primarily due to the reversal of $2.6 million estimated robbery loss as a result of the settlement in the first three months of 2005. Without the settlement of robbery loss, the efficiency ratio would have been 48.18% in 2005.
     The following table reconciles the differences in operating efficiency ratio with and without the settlement of robbery loss:

	Operating Efficiency Ratio Reconciliation
	For the Three Months
	Ended March 31,
	2006	2005
	Reported	Without settlement	Settlement of	Reported
	amount	of robbery loss	robbery loss	amount
	( amounts in thousands )
Other Operating Expense	$23,470	$22,984	$(2,600)	$20,384

Net Revenues	$51,304	$47,703	$—	$47,703

Operating Efficiency Ratio	45.75%	48.18%		42.73%
     We have presented the operating efficiency ratio without the settlement of robbery loss to show shareholders the earnings from operations were unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily assess the results of the Company’s operations and business.
     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $12.7 million for the first three months of 2006. This represented a decrease of $112,000, or 1.0%, from salaries and related expenses of $12.8 million for the same period in 2005. At March 31, 2006, we employed 682 full time equivalent employees, compared to 652 full time equivalent employees at March 31, 2005. Salaries and related expenses as a percent of average assets increased to 0.94% for the first three months of 2006, compared to 1.14% for the same period in 2005.
     Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, office equipment and data processing equipment. Occupancy expense totaled $2.0 million for the first three months of 2006. This represented an increase of $32,000, or 1.58%, over occupancy expense of $2.0 million for the same period in 2005. Equipment expense totaled $1.7 million for the first three months of 2006 and 2005.
     Stationary and supplies expense totaled $1.6 million for the first three months of 2006. This represented an increase of $391,000, or 32.75%, over the expense of $1.2 million for the same period in 2005. Professional services totaled $1.3 million for the first three months of 2006. This represented an increase of $248,000 or 24.18%, over an expense of $1.0 million for the same period in 2005. Promotion expense totaled $1.5 million for the first three months of 2006. This represented a decrease of $289,000, or 16.07%, from an expense of $1.8 million for the same period in 2005.
     The amortization expense of intangibles totaled $588,000 for the first three months of 2006. This represents an increase of $262,000, or 98.58% over an expense of $296,000 for the same period in 2005. The increase is primarily due to the additional intangible asset as a result of the Granite State Bank acquisition.
     Other operating expense totaled $2.0 million for the first three months of 2006. This represented an increase of $2.5 million, or 503.0%, over expense of a negative $503,000 for the same period in 2005. The increase is primarily due to the reversal of $2.6 million of estimated robbery loss as a result of the settlement with the insurance company in 2005.

Income Taxes
     The Company’s effective tax rate for the first three months of 2006 was 34.47%, compared to 35.21% for the same period in 2005. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $5.53 billion at March 31, 2006. This represented an increase of $104.9 million, or 1.94%, over total assets of $5.42 billion at December 31, 2005. Earning assets totaled $5.17 billion at March 31, 2006, increasing $91.5 million, or 1.80%, over earning assets of $5.08 billion at December 31, 2005. Total liabilities were $5.19 billion at March 31, 2006, up $108.3 million, or 2.13%, over total liabilities of $5.08 billion at December 31, 2005. Total equity decreased $3.3 million, or 0.97%, to $339.6 million at March 31, 2006, compared with total equity of $342.9 million at December 31, 2005.
Investment Securities
     The Company reported total investment securities of $2.41 billion at March 31, 2006. This represented an increase of $37.1 million, or 1.57%, over total investment securities of $2.37 billion at December 31, 2005. Investment securities comprise 46.51% of the Company’s total earning assets at March 31, 2006.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2006, securities held as available-for-sale had a fair market value of $2.41 billion, representing 100% of total investment securities, with an amortized cost of $2.46 billion. At March 31, 2006, the net unrealized holding loss on securities available-for-sale was $49.3 million and that resulted in accumulated other comprehensive loss of $28.6 million (net of $20.7 million in deferred taxes). At December 31, 2005, the Company reported net unrealized loss on investment securities available-for-sale of $23.1 million and accumulated other comprehensive income of $13.4 million (net of deferred taxes of $9.7 million).
     Table 3 sets forth investment securities at March 31, 2006 and December 31, 2005.

	March 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$499	$—	$—	$499	0.02%
Mortgage-backed securities	$1,185,077	1,134	(44,174)	1,142,037	47.44%
CMO’s / REMIC’s	$628,634	86	(11,585)	617,135	25.64%
Government agency & government-sponsored enterprises	$54,616	2	(980)	53,638	2.23%
Municipal bonds	$524,500	13,000	(8,440)	529,060	21.98%
FHLMC preferred stock	$56,070	1,630	—	57,700	2.40%
Other securities	$6,917	—	—	6,917	0.29%

Total Investment Securities	$2,456,313	$15,852	$(65,179)	$2,406,986	100.00%

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Loss		Total
	Cost	Gain	Holding	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(1)	$497	0.02%
Mortgage-backed securities	1,211,869	1,974	(29,235)	1,184,608	49.99%
CMO’s / REMIC’s	617,031	237	(7,356)	609,912	25.74%
Government agency & government-sponsored enterprises	54,608	69	(588)	54,089	2.28%
Municipal bonds	452,080	15,818	(3,998)	463,900	19.57%
FHLMC preferred stock	56,070	—	—	56,070	2.37%
Other securities	816	—	—	816	0.03%

Total Investment Securities	$2,392,972	$18,098	$(41,178)	$2,369,892	100.00%

     The weighted-average yield (TE) on the investment portfolio at March 31, 2006 was 4.98% with a weighted-average life of 4.4 years. This compares to a yield of 4.64% at December 31, 2005 with a weighted-average life of 4.0 years and a yield of 4.38% at March 31, 2005 with a weighted-average life of 3.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 96.41% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of March 31, 2006 and December 31, 2005.

	March 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(amounts in thousands)
U.S. Treasury Obligation	$499	$—	$—	$—	$499	$—
Government agency & government- sponsored enterprises	32,233	352	20,903	628	53,136	980
Mortgage-backed securities	423,974	12,039	684,095	32,135	1,108,069	44,174
CMO/REMICs	338,032	5,709	259,913	5,876	597,945	11,585
Municipal bonds	260,606	7,174	31,900	1,266	292,506	8,440

	$1,055,344	$25,274	$996,811	$39,905	$2,052,155	$65,179

	December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(amounts in thousands)
U.S. Treasury & Government Securities	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
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
     U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises – The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $628,000 is comprised of primarily two issues: one Fannie Mae and one Freddie Mac. These securities mature within 2 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2006.
     Mortgaged-Backed Securities and CMO/REMICs – The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.3 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at March 31, 2006 is $38.0 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $19.8 million, Freddie Mac with a loss of $16.7 million and non government sponsored enterprises such as financial institutions with a loss of $1.5 million. This loss is caused by the increase in interest rates over the last 1½ years. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2006.
     Municipal Bonds – The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.3 years. The unrealized loss greater than 12 months on these securities at March 31, 2006 is $1.3 million. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2006.
     At March 31, 2006 and December 31, 2005, investment securities having an amortized cost of approximately $2.29 billion and $2.04 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At March 31, 2006, we reported total loans, net of deferred loan fees, of $2.72 billion. This represents an increase of $53.3 million, or 2.0%, over total loans, net of deferred loan fees, of $2.66 billion at December 31, 2005. Total loans, net of deferred loan fees, comprise 52.51% of our total earning assets.
Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	March 31, 2006		December 31, 2005
Commercial and Industrial	$990,533	36.3%	$980,602	36.7%
Real Estate:
Construction	298,107	10.9%	270,436	10.1%
Mortgage	964,548	35.4%	877,481	32.8%
Consumer, net of unearned discount	58,176	2.1%	59,801	2.2%
Municipal lease finance receivables	120,834	4.4%	108,832	4.1%
Auto and equipment leases	45,203	1.7%	39,442	1.5%
Agribusiness	250,642	9.2%	338,035	12.6%

Gross Loans	2,728,043	100.0%	2,674,629	100.0%
Less:
Allowance for credit losses	(23,584)		(23,204)
Deferred net loan fees	(10,916)		(10,766)

Net Loans	$2,693,543		$2,640,659

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
Non-performing Assets
     As set forth in Table 5, we had no non-performing assets at March 31, 2006 and December 31, 2005. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. In addition, we had no loans classified as impaired at March 31, 2006 and December 31, 2005.
     Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-Performing Assets (dollar amount in thousands)

	March 31,	December 31,
	2006	2005
	(amounts in thousands)
Nonaccrual loans	$—	$—
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	—	—

Total nonperforming assets	$—	$—

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%

Percentage of nonperforming assets to total assets	0.00%	0.00%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of March 31, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
     At March 31, 2006 and December 31, 2005, the Company held no properties as other real estate owned.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At March 31, 2006, total deposits were $3.48 billion, representing an increase of $52.0 million, or 1.52%, over total deposits of $3.42 billion at December 31, 2005. Average total deposits for the first three months of 2006 were $3.45 billion. The comparison of average balances for the first three months of 2006 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	March 31, 2006		December 31, 2005
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,362,022	39.2%	$1,490,613	43.5%
Interest bearing deposits
Savings Deposits	1,222,681	35.2%	1,150,256	33.6%
Time deposits	891,378	25.6%	783,177	22.9%

Total deposits	$3,476,081	100.0%	$3,424,046	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.36 billion at March 31, 2006, representing a decrease of $128.6 million, or 8.63%, from total demand deposits of $1.49 billion at
     December 31, 2005. Non-interest-bearing demand deposits represented 39.18% of total deposits as of March 31, 2006 and 43.53% of total deposits as of December 31, 2005.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.22 billion at March 31, 2006, representing an increase of $72.4 million, or 6.30%, over savings deposits of $1.15 billion at December 31, 2005.
     Time deposits totaled $891.4 million at March 31, 2006 of which $95.5 million were brokered. This represented an increase of $108.2 million, or 13.82%, over total time deposits of $783.2 million at December 31, 2005.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 30.47% as of March 31, 2006, as compared to 30.55% as of December 31, 2005.
     During 2006 and 2005, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.17 billion and $830.0 million under these agreements at March 31, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 3.60% and 3.35% at March 31, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $305.0 million and $580.0 million under these agreements at March 31, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 4.16% and 3.62% at March 31, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2006 and December 31, 2005 the amounts held by the Bank in the TT&L Note Option Program were $1.0 million and $6.4 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 24 and 43 basis points less than the average weekly federal funds rate, which was 4.41% and 3.21% at March 31, 2006 and December 31, 2005, respectively.
     At March 31, 2006, borrowed funds totaled $1.55 billion, representing an increase of $48.5 million, or 3.22%, over total borrowed funds of $1.50 billion at December 31, 2005.
Aggregate Contractual Obligations
     The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,476,081	$3,437,786	$26,036	$9,610	$2,649
FHLB and Other Borrowings	1,550,000	1,245,000	205,000	100,000	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	8,679	751	2,253	1,424	4,251
Operating Leases	17,182	4,384	9,546	1,886	1,366

Total	$5,160,192	$4,687,921	$242,835	$112,920	$116,516

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.
     FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I and II, which mature in 2033 and become callable in whole or in part in 2008. CVB Statutory Trust III which matures in 2036 and become callable in whole or in part in 2011.
     Deferred compensation represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
     At March 31, 2006, we had commitments to extend credit of approximately $972.5 million and obligations under letters of credit of $67.5 million and available lines of credit totaling $1.0 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
     The following table summarizes the off-balance sheet arrangements at March 31, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2006	( Amounts in thousands )
Commitment to extend credit	972,487	361,700	43,488	83,322	483,977
Obligations under letters of credit	67,543	49,942	11,762	5,839	—

Total	$1,040,030	$411,642	$55,250	$89,161	$483,977

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2006, the Bank’s loan to deposit ratio averaged 76.93%, compared to an average ratio of 71.70% for the same period in 2005.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2006, approximately $91.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $23.4 million for the first three months of 2006, compared to $27.3 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to suppliers and employees.
     Net cash used in investing activities totaled $141.8 million for the first three months of 2006, compared to $187.6 million used by investing activities for the same period in 2005. The decrease was primarily the result of a decrease in the purchase of investment securities, offset by an increase in loans.
     Funds provided by financing activities totaled $119.7 million for the first three months of 2006, compared to funds provided by financing activities of $203.0 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of a decrease in transaction deposits and repayment of FHLB advances, offset by increases in time deposits, short-term borrowings and the issuance of junior subordinated debentures during the period.
     At March 31, 2006, cash and cash equivalents totaled $131.5 million. This represented an increase of $4.3 million, or 3.41%, over a total of $127.1 million at March 31, 2005 and an increase of $1.3 million, or 1.01%, over a total of $130.1 million at December 31, 2005.
Capital Resources
     CVB Statutory Trust III – CVB Statutory Trust III was created on January 31, 2006 for the exclusive purpose of issuing and selling Trust Preferred Securities at 3-month LIBOR set at 4.53%. The Company invested $774,000 to establish the Trust. The $774,000 was recorded as “investment in CVB Statutory Trust III” and is presented as part of the “other assets” on the Consolidated Balance Sheet. On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of a junior subordinated debenture of the Company.
     The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The junior subordinated debenture is presented on a separate line on the Consolidated Balance Sheets. For financial reporting purposes, the Company records the interest paid to the Trust as “Interest expense – junior subordinated debentures” on its Consolidated Statements of Income.
     We have the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a 3-month LIBOR rate plus 1.38% that reset quarterly.
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2006, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.
     On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. On May 6, 2005, the Federal Reserve Bank released a proposed rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards.
     The Company’s equity capital was $339.6 million at March 31, 2006. This represented a decrease of $3.3 million, or 0.97% from equity capital of $342.9 million at December 31, 2005. The decrease was due primarily to the net unrealized loss on securities available-for-sale in the amount of $15.2 million and the payment of dividends in the amount of $6.9 million. This decrease was partially offset by the net earnings for the first three months of 2006 in the amount of $18.2 million. The Company’s 2005 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2006, and December 31, 2005.

Table 6 — Regulatory Capital Ratios

	Required
	Minimum	March 31, 2006		December 31, 2005
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.19%	11.02%	11.29%	10.82%
Total	8.00%	12.92%	11.75%	12.00%	11.53%
Leverage ratio	4.00%	7.96%	7.19%	7.66%	7.34%
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
     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limitted to the following conditions that existed as of the balance sheet date:
—	then-existing general economic and business conditions affecting the key lending areas of the Company,

—	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

—	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

—	collateral values,

—	loan volumes and concentrations,

—	seasoning of the loan portfolio,

—	specific industry conditions within portfolio segments,

—	recent loss experience in particular segments of the portfolio,

—	duration of the current business cycle,

—	bank regulatory examination results and

—	findings of the Company’s internal credit examiners.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The Company recorded $250,000 provision for credit looses during the first three months of 2006. There was no provision for credit losses during the first three months of 2005.
     At March 31, 2006, we reported an allowance for credit losses of $23.6 million. This represented an increase of $380,000, or 1.64%, over the allowance for credit losses of $23.2 million at December 31, 2005. The increase is primarily due to the provision for credit losses of $250,000, offset by recoveries exceeding charge-offs for the first quarter of 2006.
     At March 31, 2006 and December 31, 2005, we had no loans classified as impaired.
     Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no non-accrual loans at March 31, 2006 and December 31, 2005.

TABLE 7 — Summary of Credit Loss Experience

	Three months ended March 31,
	2006	2005
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,717,127	$2,184,021

Average Total Loans Outstanding (1)	$2,652,493	$2,099,313

Allowance for Credit Losses:
Beginning of Period	$23,204	$22,494
Acquisition of Granite State Bank	—	756
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	13	88
Lease Financing Receivables	—	—
Consumer Loans	7	1

Total Loans Charged-Off	20	89

Recoveries:
Real Estate Loans	24	465
Commercial and Industrial	107	262
Lease Financing Receivables	5	—
Consumer Loans	14	44

Total Loans Recovered	150	771

Net Loans (Recovered)	(130)	(682)

Provision Charged to Operating Expense	250	—

Allowance for Credit Losses at End of period	$23,584	$23,932

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.00%	-0.03%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.00%	-0.03%
Allowance for Credit Losses to Average Total Loans	0.89%	1.14%
Allowance for Credit Losses to Total Loans at End of Period	0.87%	1.10%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-0.55%	-2.85%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	-52.00%	—
     While we believe that the allowance at March 31, 2006, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk include securities, loans, deposits, debts and derivative financial instruments.
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
     Approximately $1.84 billion, or 80.44%, of the total investment portfolio at March 31, 2006 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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

     The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2006:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 6.12% )
– 200 basis points	6.34%
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports with the Securities and Exchange Commission. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in SEC Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. We also evaluate the cost-benefit relationship of controls and procedures.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     Except as describe below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2005, during the three months ended March 31, 2006. Please refer to that section of the Company’s FORM 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
     We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects – Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, credit quality, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our executive officers. In May, 2006, we announced that our President and Chief Executive Officer, D. Linn Wiley intends to retire on December 31, 2006 as President and Chief Executive Officer of the Company and the Bank assuming a suitable replacement has been identified by such time. The loss of the services of any one of our key executives or other executives or our inability to find suitable replacements, could have a material adverse effect on our business, financial condition, results of operations and prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. There were no repurchase transactions during the three months ended March 31, 2006. As of March 31, 2006, 775,163 shares are available to be repurchased in the future under this repurchase plan.
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
CVB FINANCIAL CORP.
(Registrant)

Date: May 8, 2006	/s/ Edward J. Biebrich Jr.

Edward J. Biebrich Jr. Chief Financial Officer