Form 10-Q
period 2006-06-30
CVB FINANCIAL CORP
filed 2006-08-07
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

For Quarter Ended June 30, 2006	Commission File Number: 0-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3629339 (I.R.S. Employer Identification No.)

701 North Haven Ave, Suite 350, Ontario, California	91764
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(909) 980-4030
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
Yes ☐           No ☑
Number of shares of common stock of the registrant: 76,554,710 outstanding as of August 3, 2006.

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
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2006	2005
ASSETS
Investment securities available-for-sale	$2,675,165	$2,369,892
Interest-bearing balances due from depository institutions	99	1,883
Investment in stock of Federal Home Loan Bank (FHLB)	74,441	70,770
Loans and lease finance receivables	2,839,145	2,663,863
Allowance for credit losses	(25,620)	(23,204)

Total earning assets	5,563,230	5,083,204
Cash and due from banks	143,212	130,141
Premises and equipment, net	43,862	40,020
Intangibles	11,297	12,474
Goodwill	31,531	32,357
Cash value life insurance	73,282	71,811
Accrued interest receivable	27,993	24,147
Deferred tax asset	39,365	18,420
Other assets	18,647	10,397

TOTAL ASSETS	$5,952,419	$5,422,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,367,015	$1,490,613
Interest-bearing	2,225,838	1,933,433

Total deposits	3,592,853	3,424,046
Demand Note to U.S. Treasury	4,462	6,433
Short-term borrowings	1,276,000	916,000
Long-term borrowings	470,000	580,000
Accrued interest payable	17,716	15,047
Deferred compensation	8,580	7,102
Junior subordinated debentures	108,250	82,476
Other liabilities	136,304	48,990

TOTAL LIABILITIES	5,614,165	5,080,094

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 76,500,896 (2006) and 76,430,206 (2005))	253,681	252,717
Retained earnings	126,883	103,546
Accumulated other comprehensive loss, net of tax	(42,310)	(13,386)

Total stockholders’ equity	338,254	342,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,952,419	$5,422,971

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$47,913	$35,267	$92,205	$67,647
Investment securities:
Taxable	21,163	18,897	41,900	37,600
Tax-preferred	6,807	4,798	13,052	8,885

Total investment income	27,970	23,695	54,952	46,485
Dividends from FHLB stock	990	663	1,790	1,138
Federal funds sold and Interest bearing deposits with other institutions	28	97	86	135

Total interest income	76,901	59,722	149,033	115,405
Interest expense:
Deposits	16,294	6,248	29,495	11,309
Short-term borrowings	13,960	3,282	24,329	5,246
Long-term borrowings	1,767	6,973	4,936	13,697
Junior subordinated debentures	1,719	1,335	3,287	2,645

Total interest expense	33,740	17,838	62,047	32,897

Net interest income before provision for credit losses	43,161	41,884	86,986	82,508
Provision for credit losses	900	—	1,150	—

Net interest income after provision for credit losses	42,261	41,884	85,836	82,508
Other operating income:
Service charges on deposit accounts	3,288	3,251	6,579	6,293
Financial Advisory services	1,815	1,509	3,660	3,187
Bankcard services	602	632	1,160	1,236
BOLI income	649	1,242	1,471	1,584
Other	1,704	704	2,917	2,117
Gain(loss) on sale of securities, net	33	(46)	33	(46)

Total other operating income	8,091	7,292	15,820	14,371

Other operating expenses:
Salaries and employee benefits	12,771	12,789	25,491	25,622
Occupancy and Equipment	3,831	4,071	7,605	7,813
Professional services	1,485	1,195	2,758	2,220
Amortization of intangibles	589	589	1,177	885
Other	5,583	4,418	10,698	6,906

Total other operating expenses	24,259	23,062	47,729	43,446

Earnings before income taxes	26,093	26,114	53,927	53,433
Income taxes	7,176	8,636	16,770	18,254

Net earnings	$18,917	$17,478	$37,157	$35,179

Basic earnings per common share	$0.25	$0.23	$0.49	$0.46

Diluted earnings per common share	$0.25	$0.23	$0.48	$0.45

Cash dividends per common share	$0.09	$0.11	$0.18	$0.22

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
		(amounts and shares in thousands)
Balance December 31, 2004	60,666	$236,277	$72,314	$8,892
Issuance of common stock	460	1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		2,087
Cash dividends ($0.42 per share)			(27,963)
Comprehensive income:
Net earnings			70,618		$70,618
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(22,278)	(22,278)

Comprehensive income					$48,340

Balance December 31, 2005	76,430	252,717	103,546	(13,386)
Issuance of common stock	71	578
Tax benefit from exercise of stock options		86
Stock-based Compensation Expense		300
Cash dividends ($0.18 per share)			(13,820)
Comprehensive income:
Net earnings			37,157		$37,157
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of taxes $20,945				(28,924)	(28,924)

Comprehensive income					$8,233

Balance June 30, 2006	76,501	$253,681	$126,883	$(42,310)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
		(amounts and shares in thousands)
Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	383	1,483
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,514
Cash dividends ($0.22 per share)			(14,356)
Comprehensive income:
Net earnings			35,179		$35,179
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net of taxes $4,047				(5,589)	(5,589)

Comprehensive income					$29,590

Balance June 30, 2005	61,069	$251,838	$81,714	$3,303

	At June 30,
	2006	2005
	(amounts in thousands)
Disclosure of reclassification amount
Unrealized losses on securities arising during the period	$(49,869)	$(9,636)
Tax benefit	20,945	4,047

Net unrealized loss on securities	$(28,924)	$(5,589)

     See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$146,678	$118,732
Service charges and other fees received	15,255	14,417
Interest paid	(59,378)	(31,132)
Cash paid to suppliers and employees	(53,900)	(43,024)
Income taxes paid	(12,550)	(10,600)

Net cash provided by operating activities	36,105	48,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of MBS	9,084	126,598
Proceeds from repayment of MBS	174,914	199,965
Proceeds from repayment of investment securities available-for-sale	—	68
Proceeds from maturity of investment securities	4,269	7,471
Purchases of investment securities available-for-sale	(305,198)	(71,018)
Purchases of MBS	(154,101)	(328,058)
Purchases of FHLB stock	(3,670)	(11,874)
Net (increase) decrease in loans	(170,278)	(85,859)
Proceeds from sales of premises and equipment	755	13
Purchase of premises and equipment	(7,490)	(8,217)
Cash acquired from purchase of Granite State Bank, net of cash paid	—	12,232
Investment in common stock of CVB Statutory Trust III	(774)	—

Net cash used in investing activities	(452,489)	(158,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in transaction deposits	(64,377)	5,130
Net increase in time deposits	233,186	9,866
Advances from Federal Home Loan Bank	250,000	120,000
Repayment of advances from Federal Home Loan Bank	(100,000)	(36,000)
Net increase in short-term borrowings	98,028	80,626
Cash dividends on common stock	(13,820)	(14,356)
Repurchase of common stock	—	(12,286)
Issuance of junior subordinated debentures	25,774	—
Proceeds from exercise of stock options	578	1,483
Tax benefit related to exercise of stock options	86	—

Net cash provided by financing activities	429,455	154,463

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,071	44,177
CASH AND CASH EQUIVALENTS, beginning of period	130,141	84,400

CASH AND CASH EQUIVALENTS, end of period	$143,212	$128,577

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$37,157	$35,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	(33)	46
Gain on sale of premises and equipment	(297)	(1)
Increase in cash value of life insurance	(1,471)	(1,040)
Net amortization of premiums on investment securities	4,712	6,976
Provisions for credit losses	1,150	—
Stock-based compensation	300	—
Depreciation and amortization	4,039	4,114
Change in accrued interest receivable	(4,669)	(1,957)
Change in accrued interest payable	2,669	1,763
Change in other assets and liabilities	(7,452)	3,313

Total adjustments	(1,052)	13,214

NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,105	$48,393

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Granite State Bank:
Assets acquired		$85,898
Goodwill		12,777
Intangible assets		8,399
Liabilities assumed		(105,879)
Stock issued		(13,427)

Purchase price of acquisition, net of cash received		$(12,232)

Securities purchased and not settled	$112,959	$1,393
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
     Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”); CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.
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
     The Company’s operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) comprise the loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury Department, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”
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

     Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At June 30, 2006, all of the Company’s investment securities are classified as available-for-sale.
     Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2006, the Company had entered into commitments with certain customers amounting to $885.0 million compared to $895.8 million at December 31, 2005. Letters of credit at June 30, 2006, and December 31, 2005, were $68.2 million and $68.9 million, respectively.
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
     Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first six months of 2006, the Company recorded $1.2 million provision for credit losses. The allowance for credit losses was $25.6 million as of June 30, 2006. This represents an increase of $2.4 million when compared with an allowance for credit losses of $23.2 million as of December 31, 2005. The increase was primarily due to the provision for credit losses of $1.2 million to compensate for the growth of the loan portfolio and the loan recoveries of $1.3 million, offset by the loans charged off of $64,000 during the first six months of 2006.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet. Provision to this reserve was expensed in other expense. For the six months ended June 30, 2006, there were no provisions to this reserve. As of June 30, 2006, the balance in this reserve was $1.7 million.
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
     As of June 30, 2006, the Company has one impaired loan totaling $885,000. This loan was supported by collateral with a fair value of $3.1 million. The Company has adequate reserve for this impaired loan. There were no loans classified as impaired at December 31, 2005.
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
     Other Real Estate Owned — Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was no other real estate owned at June 30, 2006 and December 31, 2005.
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
     At June 30, 2006 goodwill was $31.5 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of June 30, 2006, intangible assets that continue to be subject to amortization include core deposits of $11.3 million (net of $8.3 million of accumulated amortization). During the first quarter of 2006, the Company finalized the goodwill analysis for the Granite State Bank acquisition and adjusted goodwill in the amount of $826,000 to record an additional purchase price adjustment related to the acquisition. Amortization expense for such intangible assets was $1.2 million for the six months ended June 30, 2006. Estimated amortization expense, for the remainder of 2006 is expected to be $1.18 million. Estimated amortization expense, for the succeeding five fiscal years is $2.35 million for year one and year two, $1.75 million for year three, $1.70 million for year four and $1.60 million for year five. The weighted average remaining life of intangible assets is approximately 4.6 years.
     Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The actual number of shares outstanding at June 30, 2006 was 76,500,896. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Six Months
	Ended June 30,
	2006			2005
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$37,157	76,477	$0.49	$35,179	76,554	$0.46
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		699	(0.01)		900	(0.01)

DILUTED EPS
Income available to common stockholders	$37,157	77,176	$0.48	$35,179	77,454	$0.45

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Three Months
	Ended June 30,
	2006			2005
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$18,917	76,493	$0.25	$17,478	76,687	$0.23
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options		692	0.00		800	0.00

DILUTED EPS
Income available to common stockholders	$18,917	77,185	$0.25	$17,478	77,487	$0.23

     Stock-Based Compensation — At June 30, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, unvested stock awards as of December 31, 2005 are recognized over the remaining service period with no change in historical reported earnings. Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.
     As a result of adopting SFAS 123R on January 1, 2006, the Company expensed $300,000 for the six months and $164,000 for the three months ended June 30, 2006. This had the effect of reducing net income by $261,000 and $143,000 for the six months and three months, respectively, compared with the income that would have been recorded had the Company continued to account for stock-based compensation under APB Opinion No. 25. There was no impact on earnings per share for either of the periods.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The Company has $86,000 of excess tax benefit resulting from disqualified disposition classified as financing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006.
     The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the six months and three months ended June 30, 2005:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(Dollars in thousands)
Net income, as reported	$17,478	$35,179
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	254	589

Pro forma net income	$17,224	$34,590

Earnings per share:
Basic — as reported	$0.23	$0.46
Basic — pro forma	$0.22	$0.45

Diluted — as reported	$0.23	$0.45
Diluted — pro forma	$0.22	$0.45
     The estimated fair value of the options granted during 2006 and prior years was calculated using the Black-Scholes options pricing model. There were 474,950 and 16,875 options granted during the first six months in 2006 and 2005, respectively. The fair value of each stock option granted in 2006 was estimated on the date of grant using the following weighted-average assumptions:

June 30, 2006
Dividend Yield	2.2%
Volatility	40.0%
Risk-Free Interest Rate	5.1%
Expected Life	7.4 years
     Option activity under the Company’s stock option plan as of June 30, 2006 and changes during the six months ended June 30, 2006 and 2005 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($ 000)
Outstanding at January 1, 2006	1,869	$9.35
Granted	478	$15.55
Exercised	(71)	$8.17
Forfeited or expired	(101)	$12.07

Outstanding at June 30, 2006	2,175	$10.62	6.46	$10,973

Unvested shares at June 30, 2006	979	$14.46	8.87	$1,172

Exercisable at June 30, 2006	1,197	$7.47	4.49	$9,801

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($ 000)
Outstanding at January 1, 2005	2,416	$7.74
Granted	17	$15.12
Exercised	(504)	$3.76
Forfeited or expired	(17)	$10.79

Outstanding at June 30, 2005	1,912	$8.82	5.73	$13,224

Unvested shares at June 30, 2005	787	$11.49	6.99	$3,347

Exercisable at June 30, 2005	1,124	$6.95	4.89	$9,878

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.32 and $5.82, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $592,000 and $5.81 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience.
     A summary of the status of the Company’s nonvested shares as of June 30, 2006 and 2005, and changes during the six months ended June 30, 2006 and 2005, is presented below:

	2006		2005

		Weighted		Weighted
	Shares	Average Fair	Shares	Average Fair
Nonvested Shares	(000)	Value	(000)	Value
Nonvested at January 1,	764	$4.55	1,013	$3.86
Granted	478	$6.32	17	$5.82
Vested	(162)	$2.44	(226)	$2.72
Forfeited	(101)	$4.23	(17)	$4.21

Nonvested at June 30,	979	$5.51	787	$3.95

     As of June 30, 2006, there was $3.92 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4.3 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $395,000 and $707,000, respectively.
     As of June 30, 2006 and 2005, the Company had 3,683,342 and 4,159,568 shares of common stock, respectively, available for granting of future options under the May 2000 Plan.
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
     Recent Accounting Pronouncements — In April 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) on FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods after June 15, 2006. The Company does not expect the adoption of FIN46(R)-6 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
     In July 2006, the Financial Accounting Standard Board (“FASB”) issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” This Staff Position is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company does not expect the adoption of FSP FAS 13-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation.
     A reclassification has been made to the consolidated statement of earnings for the three months and six months ended June 30, 2005 to reclassify amounts from “Interest Income on Loans, including fees” to “ Salaries and employee benefits” to be in accordance with the requirements Statement of Financial Accounting Standard No. 91 (as amended), Accounting for Nonrefundable Loan Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and to be consistent with prior periods. The reclassification did not have any impact on net earnings, however, it reduced net interest income by $351,000 and $665,000 and increased salaries and employee benefits by $351,000 and $661,000 for the three months and six months ended June 30, 2005, respectively. In addition, “net interest margin — tax equivalent” for the three months and six months ended June 30, 2005 declined from 3.95% and 3.96% to 3.92% and 3.94%, respectively, from amounts previously reported as a result of the reclassification.

     Shareholder Rights Plan — The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.
     Business Segments — The Company is a community bank with Business Financial Centers (branches) being the focal points for customer sales and services. As such, these Business Financial Centers comprise the biggest segment of the Company. The next largest business unit is the Treasury Department. This department manages all of the investments for the Company.
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
     The following tables present the operating results and other key financial measures for the individual operating segments for the three months and six months ended June 30, 2006 and 2005:

	For The Six Months Ended June 30, 2006
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income	$70,458	$56,852	$21,723	$149,033
Credit for funds provided	33,210	—	4,327	37,537

Total interest income	103,668	56,852	26,050	186,570

Interest expense	21,902	35,985	4,160	62,047
Charge for funds used	3,476	13,852	20,209	37,537

Total interest expense	25,378	49,837	24,369	99,584

Net interest income	78,290	7,015	1,681	86,986

Provision for credit losses	—	—	1,150	1,150

Net interest income after provision for credit losses	$78,290	$7,015	$531	$85,836

Non-interest income	7,391	34	8,395	15,820
Non-interest expense	19,631	509	27,589	47,729

Segment pretax profit	$66,050	$6,540	$(18,663)	$53,927

Segment assets as of June 30, 2006	$3,275,676	$2,201,247	$475,496	$5,952,419

	For The Six Months Ended June 30, 2005
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income	$52,829	$47,791	$14,785	$115,405
Credit for funds provided	17,073	—	5,720	22,793

Total interest income	69,902	47,791	20,505	138,198

Interest expense	8,527	21,685	2,685	32,897
Charge for funds used	1,607	11,409	9,777	22,793

Total interest expense	10,134	33,094	12,462	55,690

Net interest income	59,768	14,697	8,043	82,508

Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	$59,768	$14,697	$8,043	$82,508

Non-interest income	5,593	(45)	8,823	14,371
Non-interest expense	18,286	575	24,585	43,446

Segment pretax profit	$47,075	$14,077	$(7,719)	$53,433

Segment assets as of June 30, 2005	$2,852,121	$1,582,825	$376,908	$4,811,854

	For The Three Months Ended June 30, 2006
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income	$36,906	$29,012	$10,983	$76,901
Credit for funds provided	16,678	—	3,181	19,859

Total interest income	53,584	29,012	14,164	96,760

Interest expense	12,181	19,421	2,138	33,740
Charge for funds used	1,886	6,787	11,186	19,859

Total interest expense	14,067	26,208	13,324	53,599

Net interest income	39,517	2,804	840	43,161

Provision for credit losses	—	—	900	900

Net interest income after provision for credit losses	$39,517	$2,804	$(60)	$42,261

Non-interest income	3,691	22	4,378	8,091
Non-interest expense	9,619	265	14,375	24,259

Segment pretax profit	$33,589	$2,561	$(10,057)	$26,093

	For The Three Months Ended June 30, 2005
	Business
	Financial
	Centers	Treasury	Other		Total
Interest income	$27,311	$24,488		$7,923	$59,722
Credit for funds provided	9,616	0		5,486	15,102

Total interest income	36,927	24,488		13,409	74,824

Interest expense	4,704	11,720		1,414	17,838
Charge for funds used	922	6,380		7,800	15,102

Total interest expense	5,626	18,100		9,214	32,940

Net interest income	31,301	6,388		4,195	41,884

Provision for credit losses	—	—		—	—

Net interest income after provision for credit losses	$31,301	$6,388		$4,195	$41,884

Non-interest income	2,908	-62		4,446	7,292
Non-interest expense	9,397	278		13,387	23,062

Segment pretax profit	$24,812	$6,048	-$	4,746	$26,114

     Subsequent Event — On June 1, 2006, the Company entered into an employment agreement with Christopher D. Myers, to serve as the President and Chief Executive Officer of the Company and the Bank effective as of August 1, 2006. The Agreement provides for a three-year employment term. The Company will grant 50,000 shares of restricted stock award and 50,000 stock options to Mr. Myers on August 1, 2006. The vesting periods of these two grants are in equal installments over a five- year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trust I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue $84.0 million and $25.0 million, respectively, in trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses Madera (the middle of the Central Valley) in the center of California to Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area. As opportunities present themselves, we will continue to pursue acquisition opportunities which will enable us to meet our business objectives and enhance shareholders value.
     On June 2, 2006, the Company announced the appointment of Christopher D. Myers as President and Chief Executive Officer of CVB Financial Corp. and its wholly owned subsidiary, Citizens Business Bank. The appointment will become effective August 1, 2006. Mr. Myers will also join the Board of Directors of both CVB Financial Corp. and Citizens Business Bank at that time.
     During the second quarter of 2006, the two Arcadia business financial centers were consolidated and moved into a new location within the city of Arcadia, California. The new address is 101 West Huntington Drive, Arcadia, California 91007.
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
     Economic conditions in our California service area impact our business. The economy of this area has not experienced the decline that other areas of the state and country have witnessed during the past few years. The job market continues to remain strong in the Central Valley and Inland Empire. However, we are still subject to any changes in the economy in our market area. We benefit from construction growth in Southern California since we provide construction loans to builders. Southern California is experiencing growth in construction on single-family residences and commercial buildings, and our balance sheet at June 30, 2006 reflects that growth from December 31, 2005.
     Our growth in loans and investments compared with the six months of 2005 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits due primarily to the fact that we specialize in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 2.42% for the six months of 2006. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 3.55% for the six months of June 30, 2006 from 3.94% for the six months of June 30, 2005.
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
     Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. During the first six months of 2006, we recorded $1.2 million provision for credit losses. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $37.2 million for the six months ended June 30, 2006. This represented an increase of $2.0 million or 5.62%, over net earnings of $35.2 million, for the six months ended June 30, 2005. Basic earnings per share for the six-month period increased to $0.49 per share for 2006, compared to $0.46 per share for 2005. Diluted earnings per share for the six-month period increased to $0.48 per share for 2006, compared to $0.45 per share for 2005. The annualized return on average assets was 1.35% for the six months of 2006 compared to a return on average assets of 1.52% for the six months ended June 30, 2005. The annualized return on average equity was 21.20% for the six months ended June 30, 2006, compared to a return of 21.58% for the six months ended June 30, 2005.
     During the six months ended June 30, 2006 and 2005, the Company had net gain on sales of investment securities of $33,000 and net loss on sales of investment securities of $46,000, respectively. There were no gains or losses on sales of other real estate owned.

     For the quarter ended June 30, 2006, our net earnings were $18.9 million. This represented an increase of $1.4 million or 8.23%, over net earnings of $17.5 million, for the second quarter of 2005. Basic and diluted earnings per share increased to $0.25 per share for the second quarter of 2006 compared to $0.23 per share for the second quarter of 2005. The annualized return on average assets was 1.35% for the second quarter of 2006 compared to an annualized return on average assets of 1.47% for the same period last year. The annualized return on average equity was 21.58% for the second quarter of 2006 compared to an annualized return on average equity of 21.30% for the second quarter of 2005.
     During the first six months of 2005, we recorded the reversal of a reserve of $2.6 million for a possible robbery loss that did not materialize. This was recorded as a reversal of other expense, reducing the amount reported for the first six months of 2005 by $2.6 million. See Item 3 “Legal Proceedings” of PART I in our Annual Report on Form 10-K for year ended December 31, 2005 for more information.
     Net earnings, excluding the reversal of reserve for possible robbery loss, totaled $33.5 million for the six months ended June 30, 2005. Net earnings of $37.2 million for the six months of 2006 would represent an increase of $3.7 million or 11.03% when compared to the $33.5 million for the same period in 2005.
     The following table reconciles the differences in net earnings with and without the reversal of a reserve for possible robbery loss in conformity with accounting principles generally accepted in the United States of America:

	Net Earnings Reconciliation
	For the Six Months
	Ended June 30,
	2006			2005
				Before
	Before	Income	Net	Income	Income	Net
	Income Taxes	Taxes	Earnings	Taxes	Taxes	Earnings
			( amounts in thousands )
Net earnings without the settlement of robbery loss	$53,927	$16,770	$37,157	$50,833	$17,366	$33,467
Reversal of robbery loss reserve	—	—	—	2,600	888	1,712

Net Earnings as reported	$53,927	$16,770	$37,157	$53,433	$18,254	$35,179

     We have presented net earnings without the reversal of a reserve for possible robbery loss to show shareholders the impact on net earnings from this non-recurring item. We believe this presentation allows the reader to more easily assess the results of the Company’s core banking operations and business.
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

     The Company’s net interest income, after provision for credit losses of $1.2 million, totaled $85.8 million for the six months ended June 30, 2006. This represented an increase of $3.3 million, or 4.03%, over net interest income of $82.5 million for the same period in 2005. The increase in net interest income of $3.3 million resulted from a $24.6 million increase in interest income, offset by a $33.6 million increase in interest expense and $1.2 million provision of credit losses recorded in the six months of 2006. The $24.6 million increase in interest income resulted from the $821.2 million increase in average earning assets and an increase in average yield on earning assets to 5.94% for the six months of 2006 from 5.45% for the same period in 2005. The $33.6 million increase in interest expense resulted from an $820.3 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 3.29% for the six months of 2006 from 2.23% for the same period in 2005.
     Interest income totaled $149.0 million for the six months of 2006. This represented an increase of $33.6 million, or 29.14%, compared to total interest income of $115.4 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $4.37 billion in the six months of 2005 to $5.19 billion in the same period in 2006. This represents a 18.89% increase for the six months of 2006 over the same period last year and an increase in the average yield on earning assets by 49 basis points.
     Interest expense totaled $62.0 million for the six months of 2006. This represented an increase of $29.2 million, or 88.61%, over total interest expense of $32.9 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities and an increase in the cost of these liabilities by 106 basis points.
     For the second quarter ended June 30, 2006, the Company’s net interest income, after provision for credit losses of $900,000, totaled $42.3 million. This represented an increase of $377,000, or 0.90%, over net interest income of $41.9 million for the same period in 2005. The increase in net interest income of $377,000 for the second quarter of 2006 resulted from an increase of $17.2 million in interest income, offset by a $15.9 million increase in interest expense and $900,000 provision of credit losses recorded in the second quarter of 2006. The increase in interest income of $17.2 million resulted from the increase in average earning assets of $811.1 million and an increase in the average yield on earning assets to 6.03% for the second quarter of 2006 from 5.52% the same period in 2005. The increase of $15.9 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 3.47% for the second quarter of 2006 from 2.33% the same period in 2005 and an $839.7 million increase in average interest-bearing liabilities.
     The increase in interest income for the second quarter ending June 30, 2006 as compared to the second quarter ending June 30, 2005 was primarily the result of the increase in average earning assets of $811.1 million and an increase in the average yield on earning assets of 51 basis points between the second quarter of 2006 and the second quarter of 2005. Interest income totaled $76.9 million for the second quarter of 2006. This represented an increase of $17.2 million, or 28.76%, compared to total interest income of $59.7 million for the same period last year.
     The increase in interest expense for the second quarter ending June 30, 2006 as compared to the second quarter ending June 30, 2005 was primarily the result of the increase in average interest bearing liabilities of $839.7 million and the increase of 114 basis points in the average yield paid on interest-bearing liabilities. Interest expense totaled $33.7 million for the second quarter of 2006. This represented an increase of $15.9 million or 89.15%, over total interest expense of $17.8 million for the same period last year.
     Both the increase in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the increasing interest rate environment between the second quarters of 2006 and 2005.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the six-month and three-month and three-month periods ended

June 30, 2006, and 2005. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
     TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(amounts in thousands)
ASSETS
Investment Securities Taxable	$1,818,335	$41,900	4.62%	$1,747,561	$37,600	4.32%
Tax preferenced (1)	585,755	13,052	5.98%	401,012	8,885	5.88%
Investment in FHLB stock	72,426	1,790	4.94%	59,436	1,138	3.83%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	3,701	86	4.65%	9,961	135	2.71%
Loans (2) (3)	2,710,070	92,205	6.86%	2,151,088	67,647	6.34%

Total Earning Assets	5,190,287	149,033	5.94%	4,369,058	115,405	5.45%
Total Non Earning Assets	351,798			299,318

Total Assets	$5,542,085			$4,668,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,215,785	$11,632	1.93%	$1,099,590	$5,405	0.99%
Time Deposits	892,517	17,863	4.04%	500,059	5,904	2.38%

Total Deposits	2,108,302	29,495	2.82%	1,599,649	11,309	1.43%
Other Borrowings	1,665,458	32,552	3.89%	1,353,778	21,588	3.17%

Interest Bearing Liabilities	3,773,760	62,047	3.29%	2,953,427	32,897	2.23%

Non-interest bearing deposits	1,365,198			1,356,372
Other Liabilities	49,625			29,828
Stockholders’ Equity	353,502			328,749

Total Liabilities and Stockholders’ Equity	$5,542,085			$4,668,376

Net interest income		$86,986			$82,508

Net interest spread — tax equivalent			2.65%			3.22%
Net interest margin			3.46%			3.87%
Net interest margin — tax equivalent			3.55%			3.94%
Net interest margin excluding loan fees			3.35%			3.71%
Net interest margin excluding loan fees — tax equivalent			3.43%			3.78%

(1)	Non tax equivalent rate for 2006 was 4.52% and 2005 was 4.49%.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $3,033 2005, $3,546

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $885 and 2005, $0.

(4)	Includes interest bearing demand and money market accounts

(5)	Annualized interest rates

     TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month periods ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,814,115	$21,163	4.67%	$1,751,961	$18,897	4.31%
Tax preferenced (1)	603,870	6,807	6.02%	418,095	4,798	6.06%
Investment in FHLB stock	73,541	990	5.33%	63,581	663	4.13%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	2,745	28	4.04%	14,262	97	2.69%
Loans (2) (3)	2,767,014	47,913	6.95%	2,202,295	35,267	6.44%

Total Earning Assets	5,261,285	76,901	6.03%	4,450,194	59,722	5.52%
Total Non Earning Assets	354,948			333,138

Total Assets	$5,616,233			$4,783,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,200,736	$6,256	2.09%	$1,104,664	$2,850	1.03%
Time Deposits	954,377	10,038	4.22%	503,450	3,398	2.71%

Total Deposits	2,155,113	16,294	3.03%	1,608,114	6,248	1.56%

Other Borrowings	1,719,694	17,446	4.02%	1,426,978	11,590	3.22%

Interest Bearing Liabilities	3,874,807	33,740	3.47%	3,035,092	17,838	2.33%

Non-interest bearing deposits	1,343,664			1,375,603
Other Liabilities	46,108			43,565
Stockholders’ Equity	351,654			329,072

Total Liabilities and Stockholders’ Equity	$5,616,233			$4,783,332

Net interest income		$43,161			$41,884

Net interest spread — tax equivalent			2.56%			3.17%
Net interest margin			3.43%			3.89%
Net interest margin — tax equivalent			3.47%			3.92%
Net interest margin excluding loan fees			3.31%			3.73%
Net interest margin excluding loan fees — tax equivalent			3.36%			3.76%

(1)	Non tax equivalent rate for 2006 was 4.64% and 2005 was 4.38%.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $1,516 and 2005, $1,788.

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $885 and 2005, $0.

(4)	Includes interest bearing demand and money market accounts

(5)	Annualized
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets, annualized. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s tax effected (TE) net interest margin declined from 3.94% for the six months of 2005 to 3.55% for the six months of 2006. The decrease in the net interest margin compared to the same period last year was a result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased by 49 basis points for the six months of 2006 compared to the same period in 2005, the yield on interest-bearing liabilities increased by 106 basis points for the six months of 2006 compared to the same period in 2005. The higher increase in cost of interest-bearing liabilities is due to the short-term liability sensitivity of the Company. In addition, our net interest margin is affected by the strategies we employ in regards to competition in our market areas.
     It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial service businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.65% for the six months of 2006 and 3.22% for the same period last year. The decrease in the net interest spread for the six months ended

June 30, 2006 resulted from a 49 basis point increase in the yield on earning assets offset by a 106 basis point increase in the cost of interest-bearing liabilities, thus generating a 57 basis point decrease in the net interest spread over the same period last year.
     For the second quarter of 2006 the Company’s net interest spread (TE) was 3.47% as compared to 3.92% for the same period last year. The decrease in the net interest spread for the second quarter ended June 30, 2006 resulted from a 114 basis point increase in the cost of interest-bearing liabilities offset by a 51 basis point increase in the yield on earning assets, thus generating a 63 basis point decrease in the net interest spread over the same period last year.
     The yield (TE) on earning assets increased to 5.94% for the six months of 2006, from 5.45% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 52.21% in the six months of 2006 from 49.23% for the same period in 2005. Average investments as a percent of earning assets decreased to 46.32% in the six months of 2006 from 49.18% for the same period in 2005. Average federal funds sold as a percent of earning assets was 0.03% for the six months in 2006. There were no federal funds invested in 2005. As a result of the Granite State Bank acquisition, which was completed in February 2005, we inherited the investment in interest-bearing deposits with other financial institutions. The average interest-bearing deposits with other financial institutions as a percent of earning assets decreased to 0.04% for the six months in 2006 from 0.23% for the same period in 2005. Investments and federal funds sold typically have a lower yield than loans. The yield on loans for the six months of 2006 increased to 6.86% as compared to 6.34% for the same period in 2005 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the six months of 2006 increased to 4.95% compared to 4.61% for the same period in 2005 as a result of an increase in average investment balances and an increase in interest rates. The increase in the yield on earning assets for the six months of 2006 was the result of higher yields on loans and investments.
     The cost of average interest-bearing liabilities increased to 3.29% for the six months of 2006 as compared to 2.23% for the same period in 2005, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 44.13% during the first six months of 2006 as compared to 45.84% for the same period in 2005. The cost of borrowings for the six months of 2006 increased to 3.89% as compared to 3.17% for the same period in 2005, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the six months of 2006 increased to 2.82% as compared to 1.43% for the same period in 2005, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30,
	2006 Compared to 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		( amounts in thousands )
Interest Income:
Taxable investment securities	$1,556	$2,615	$129	$4,300
Tax-advantaged securities	3,964	140	63	4,167
Fed funds sold & interest-bearing deposits with other institutions	(85)	97	(61)	(49)
Investment in FHLB stock	249	330	73	652
Loans	17,574	5,547	1,437	24,558

Total interest on earning assets	23,258	8,729	1,641	33,628

Interest Expense:
Savings deposits	570	5,126	511	6,207
Time deposits	4,632	4,116	3,231	11,979
Other borrowings	4,968	4,901	1,095	10,964

Total interest on interest-bearing liabilities	10,170	14,143	4,837	29,150

Net Interest Income	$13,088	$(5,414)	$(3,196)	$4,478

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of three months ended
	June 30, 2006 and 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		( amounts in thousands )
Interest Income:
Taxable investment securities	$654	$1,576	$36	$2,266
Tax-advantaged securities	$2,127	$(82)	$(36)	2,009
Fed funds sold & interest-bearing deposits with other institutions	$(77)	$48	$(40)	(69)
Investment in FHLB stock	$103	$191	$33	327
Loans	$9,067	$2,800	$779	12,646

Total interest on earning assets	11,874	4,533	772	17,179

Interest Expense:
Savings deposits	$247	$2,919	$240	3,406
Time deposits	$3,047	$1,895	$1,698	6,640
Other borrowings	$2,383	$2,886	$587	5,856

Total interest on interest-bearing liabilities	5,677	7,700	2,525	15,902

Net Interest Income	$6,197	$(3,167)	$(1,753)	$1,277

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $92.5 million for the six months of 2006. This represented an increase of $24.6 million, or 36.30%, over interest and fees on loans of $67.6 million for the same period in 2005.

The increase in interest and fees on loans for the six months of 2006 reflects increases in the average balance of loans and the increase in interest rates. The yield on loans increased to 6.86 % for the six months of 2006, compared to 6.34% for the same period in 2005. Average loans increased 25.93% from $2.15 billion for the six months of 2005 to $2.71 billion for the six months of 2006. Deferred loan origination fees, net of costs, totaled $11.6 million at June 30, 2006. This represented an increase of $133,000, or 1.16%, over deferred loan origination fees, net of costs, of $11.5 million at December 31, 2005.
     Interest and fees on loans totaled $47.9 million for the second quarter of 2006. This represented an increase of $12.6 million, or 35.85%, over interest and fees on loans of $35.3 million for the same period in 2005. The increase was primarily due to increases in the average balance of loans and an increase in interest rate during 2006.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2006 and 2005.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $3.0 million for the six months of 2006, as compared to $3.5 million for the same period in 2005, a decrease of $516,000, or 14.55%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $55.0 million for the first six months of 2006. This represented an increase of $8.5 million, or 18.21%, over interest on investments of $46.5 million for the same period in 2005. The increase in interest on investments for the six months of 2006 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 4.95% for the six months of 2006, compared to 4.61% for the same period in 2005 as a result of the increase in interest rates.
     For the second quarter of 2006, interest income on investments totaled $28.0 million. This represented an increase of $4.2 million, or 18.05%, over interest on investments of $23.7 million for the same period in 2005. The increase in interest on investments for the second quarter of 2006 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The weighted-average yield (TE) on investments increased to 5.01% for the second quarter of 2006, compared to 4.66% for the same period in 2005 as a result of the increasing interest rate environment.
Provision for Credit Losses
     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We made a provision for credit losses of $1.2 million and $900,000 during the six-months and three-months ended June 30, 2006, respectively. No provision was made during the same periods in 2005. We believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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
     Other operating income totaled $15.8 million for the six months of 2006. This represents an increase of $1.4 million, or 10.07%, over other operating income of $14.4 million for the same period in 2005. The increase was partially due to the gain on sale of $494,000 from the old data center during the second quarter of 2006. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.39% for the six months of 2006, as compared to 14.83% for the same period in 2005.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, amortization of intangibles, and other expenses. Other operating expenses totaled $47.7 million for the six months of 2006. This represents an increase of $4.3 million, or 9.85% over other operating expenses of $43.4 million for the same period in 2005. The increase is partially due to the reversal of a reserve of $2.6 million for possible robbery loss that did not materialize in the first quarter of 2005.
     For the second quarter of 2006, other operating expenses totaled $24.3 million. This represents an increase of $1.2 million, or 5.19% over other operating expenses of $23.1 million for the same period last year.
     At June 30, 2006, we employed 675 full time equivalent employees, compared to 672 full time equivalent employees at June 30, 2005.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.74% for the six months of 2006, compared to a ratio of 1.88% for the same period in 2005. The decrease in percentage was primarily due to the increase in total average assets for the six months ended June 30, 2006 as compared to the same period in 2005.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2006, the efficiency ratio was 46.95%, compared to a ratio of 44.85% for the same period in 2005. The increase was primarily due to the reversal of a reserve of $2.6 million for possible robbery loss that did not materialize in the first quarter of 2005. Without the reversal of a reserve for possible robbery loss, the efficiency ratio would have been 47.53% in 2005.
     For the second quarter of 2006 the efficiency ratio increased to 48.18% as compared to 46.90% for the same period last year.
     The following table reconciles the differences in operating efficiency ratio with and without the reversal of a reserve for possible robbery loss:

	Operating Efficiency Ratio Reconciliation
	For the Six Months
	Ended June 30,
	2006	2005
		Without reversal	Reversal of
	Reported	of robbery loss	robbery loss	Reported
	amount	reserve	reserve	amount
		( amounts in thousands )
Other Operating Expense	$47,729	$46,046	$(2,600)	$43,446

Net Revenues	$101,656	$96,879	$—	$96,879

Operating Efficiency Ratio	46.95%	47.53%		44.85%
     We have presented the operating efficiency ratio without the reversal of a reserve for possible robbery loss to show shareholders the earnings from operations were unaffected by the impact of these items. We believe this presentation allows the reader to determine our profitability before the impact of items that may not be considered as normal operating items. We believe that the reader will be able to more easily assess the results of the Company’s core banking operations and business without the impact of this non-recurring item.
Income Taxes
     The Company’s effective tax rate for the six months of 2006 was 31.10%, compared to 34.16% for the same period in 2005. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments for each period. The majority of tax preferenced income is derived from municipal securities.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $5.95 billion at June 30, 2006. This represented an increase of $529.4 million, or 9.76%, over total assets of $5.42 billion at December 31, 2005. Earning assets totaled $5.56 billion at June 30, 2006, increasing $480.0 million, or 9.44%, over earning assets of $5.08 billion at December 31, 2005. Total liabilities were $5.61 billion at June 30, 2006, up $534.1 million, or 10.51%, over total liabilities of $5.08 billion at December 31, 2005. Total equity decreased $4.6 million, or 1.35%, to $338.3 million at June 30, 2006, compared with total equity of $342.9 million at December 31, 2005.
Investment Securities
     The Company reported total investment securities of $2.68 billion at June 30, 2006. This represented an increase of $305.3 million, or 12.88%, over total investment securities of $2.37 billion at December 31, 2005. Investment securities comprise 48.09% of the Company’s total earning assets at June 30, 2006.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At June 30, 2006, securities held as available-for-sale had a fair market value of $2.68 billion, representing 100% of total investment securities, with an amortized cost of $2.75 billion. At June 30, 2006, the net unrealized holding loss on securities available-for-sale was $72.9 million and that resulted in accumulated other comprehensive loss of $42.3 million (net of $30.6 million in deferred taxes). At December 31, 2005, the Company reported net unrealized loss on investment securities available-for-sale of $23.1 million and accumulated other comprehensive income of $13.4 million (net of deferred taxes of $9.7 million).

     Table 3 sets forth investment securities at June 30, 2006 and December 31, 2005.

	June 30, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$960	$—	$(6)	$954	0.04%
Mortgage-backed securities	$1,185,196	680	(53,625)	1,132,251	42.32%
CMO’s / REMIC’s	$882,357	4	(15,342)	867,019	32.41%
Government agency & government-sponsored enterprises	$69,665	1	(1,441)	68,225	2.55%
Municipal bonds	$562,101	10,412	(14,763)	557,750	20.85%
FHLMC preferred stock	$47,018	1,132	—	48,150	1.80%
Other securities	$816	—	—	816	0.03%

Total Investment Securities	$2,748,113	$12,229	$(85,177)	$2,675,165	100.00%

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(1)	$497	0.02%
Mortgage-backed securities	1,211,869	1,974	(29,235)	1,184,608	49.99%
CMO’s / REMIC’s	617,031	237	(7,356)	609,912	25.74%
Government agency & government-sponsored enterprises	54,608	69	(588)	54,089	2.28%
Municipal bonds	452,080	15,818	(3,998)	463,900	19.57%
FHLMC preferred stock	56,070	—	—	56,070	2.37%
Other securities	816	—	—	816	0.03%

Total Investment Securities	$2,392,972	$18,098	$(41,178)	$2,369,892	100.00%

     The weighted-average yield (TE) on the investment portfolio at June 30, 2006 was 4.95% with a weighted-average life of 4.5 years. This compares to a yield of 4.64% at December 31, 2005 with a weighted-average life of 4.0 years and a yield of 4.61% at June 30, 2005 with a weighted-average life of 3.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 92.78% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of June 30, 2006 and December 31, 2005.

	June 30, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury Obligation	$954	$6	$—	$—	$954	$6
Government agency & government- sponsored enterprises	46,353	772	21,371	669	67,724	1,441
Mortgage-backed securities	201,625	5,384	904,073	48,241	1,105,698	53,625
CMO/REMICs	379,474	4,810	372,835	10,532	752,309	15,342
Municipal bonds	285,229	11,862	61,316	2,901	346,545	14,763

	$913,635	$22,834	$1,359,595	$62,343	$2,273,230	$85,177

	December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
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
     U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises – The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $669,000 is comprised of primarily two issues: one Fannie Mae and one Freddie Mac. These securities mature within 1.9 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at June 30, 2006.
     Mortgaged-Backed Securities and CMO/REMICs – The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 2.9 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at June 30, 2006 is $58.8 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $29.3 million, Freddie Mac with a loss of $26.4 million and non government sponsored enterprises such as financial institutions with a loss of $2.7 million. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2006.
     Municipal Bonds – The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.8 years. The unrealized loss greater than 12 months on these securities at June 30, 2006 is $2.9 million. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at June 30, 2006.
     At June 30, 2006 and December 31, 2005, investment securities having an amortized cost of approximately $2.52 billion and $2.04 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At June 30, 2006, we reported total loans, net of deferred loan fees, of $2.84 billion. This represents an increase of $175.3 million, or 6.58%, over total loans, net of deferred loan fees, of $2.66 billion at December 31, 2005. Total loans, net of deferred loan fees, comprise 51.03% of our total earning assets.

Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	June 30, 2006		December 31, 2005
Commercial and Industrial	$1,008,590	35.4%	$980,602	36.7%
Real Estate:
Construction	309,962	10.9%	270,436	10.1%
Mortgage	1,054,973	37.0%	877,481	32.8%
Consumer, net of unearned discount	57,986	2.0%	59,801	2.2%
Municipal lease finance receivables	119,687	4.2%	108,832	4.1%
Auto and equipment leases	48,718	1.7%	39,442	1.5%
Agribusiness	250,849	8.8%	338,035	12.6%

Gross Loans	2,850,765	100.0%	2,674,629	100.0%
Less:
Allowance for credit losses	(25,620)		(23,204)
Deferred net loan fees	(11,620)		(10,766)

Net Loans	$2,813,525		$2,640,659

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
Non-performing Assets
     As set forth in Table 5, we had $885,000 non-performing assets at June 30, 2006. We had no non-performing assets at December 31, 2005. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. The $885,000 non-performing loans were classified as impaired at June 30, 2006. There were no loans classified as impaired at December 31, 2005.
     Although we believe that non-performing assets are generally secured and that potential losses are provided for in the allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values would not result in future credit losses.

TABLE 5 — Non-Performing Assets (dollar amount in thousands)

	June 30,	December 31,
	2006	2005
	(amounts in thousands)
Nonaccrual loans	$885	$—
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	—	—

Total nonperforming assets	$885	$—

Percentage of nonperforming assets to total loans outstanding & OREO	0.03%	0.00%

Percentage of nonperforming assets to total assets	0.01%	0.00%

     Except for non-performing loans as set forth in Table 5 and loans disclosed as impaired, (see “Risk Management – Credit Risk” herein) we are not aware of any loans as of June 30, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
     At June 30, 2006 and December 31, 2005, the Company held no properties as other real estate owned.
Deferred Tax Assets
     At June 30, 2006, deferred tax assets were $39.4 million. This represented an increase of $20.9 million, or 113.71%, over the deferred tax assets at December 31, 2005. The increase was primarily due to the increase in deferred tax on unrealized loss on securities available-for-sale.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At June 30, 2006, total deposits were $3.59 billion, representing an increase of $168.8 million, or 4.93%, over total deposits of $3.42 billion at December 31, 2005. Average total deposits for the six months of 2006 were $3.47 billion. The comparison of average balances for the six months of 2006 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	June 30, 2006		December 31, 2005
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,367,015	38.0%	$1,490,613	43.5%
Interest bearing deposits
Savings Deposits	1,209,476	33.7%	1,150,256	33.6%
Time deposits	1,016,362	28.3%	783,176	22.9%

Total deposits	$3,592,853	100.0%	$3,424,045	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.37 billion at June 30, 2006, representing a decrease of $123.6 million, or 8.29%, from total demand deposits of $1.49 billion at December 31, 2005. Non-interest-bearing demand deposits represented 38.05% of total deposits as of June 30, 2006 and 43.53% of total deposits as of December 31, 2005.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.21 billion at June 30, 2006, representing an increase of $59.2 million, or 5.15%, over savings deposits of $1.15 billion at December 31, 2005.
     Time deposits totaled $1.02 billion at June 30, 2006 of which $161.3 million were brokered. This represented an increase of $233.2 million, or 29.77%, over total time deposits of $783.2 million at December 31, 2005.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 31.01% as of June 30, 2006, as compared to 30.55% as of December 31, 2005.
     During 2006 and 2005, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.18 billion and $830.0 million under these agreements at June 30, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 3.70% and 3.35% at June 30, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $470.0 million and $580.0 million under these agreements at June 30, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 5.39% and 3.62% at June 30, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2006 and December 31, 2005 the amounts held by the Bank in the TT&L Note Option Program were $4.5 million and $6.4 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 54 and 43 basis points less than the average weekly federal funds rate, which was 4.69% and 3.21% at June 30, 2006 and December 31, 2005, respectively.
     At June 30, 2006, borrowed funds totaled $1.75 billion, representing an increase of $250.0 million, or 16.71%, over total borrowed funds of $1.50 billion at December 31, 2005. In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap imbedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates. The amount of the repurchase agreement is carried in borrowed funds on the balance sheet.
Aggregate Contractual Obligations
     The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
			(amounts in thousands)
Deposits	$3,592,853	$3,528,149	$51,699	$9,758	$3,247
FHLB and Other Borrowings	1,746,000	1,276,000	370,000	100,000	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	8,580	751	2,253	1,402	4,174
Operating Leases	19,124	4,796	9,359	2,190	2,779

Total	$5,474,807	$4,809,696	$433,311	$113,350	$118,450

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.
     FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I and II, which mature in 2033 and become callable in whole or in part in 2008. CVB Statutory Trust III which matures in 2036 and becomes callable in whole or in part in 2011.
     Deferred compensation represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Other Liabilities
     At June 30, 2006, other liabilities totaled $136.3 million, representing an increase of $87.3 million, or 178.23%, over the other liabilities of $49.0 million at December 31, 2005. The increase was primarily due to the increase in securities purchased and not settled.

Off-Balance Sheet Arrangements
     At June 30, 2006, we had commitments to extend credit of approximately $885.0 million and obligations under letters of credit of $68.2 million and available lines of credit totaling $1.03 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
     The following table summarizes the off-balance sheet arrangements at June 30, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2006	( Amounts in thousands )
Commitment to extend credit	885,047	322,942	43,374	72,641	446,090
Obligations under letters of credit	68,150	48,442	13,996	5,712	—

Total	$953,197	$371,384	$57,370	$78,353	$446,090

     The Company has a reserve of $1.7 million for anticipated losses on these off balance sheet arrangements.
Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2006, the Bank’s loan to deposit ratio averaged 78.02%, compared to an average ratio of 73.80% for the same period in 2005.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2006, approximately $91.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

     Net cash provided by operating activities totaled $36.1 million for the six months of 2006, compared to $48.4 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to suppliers and employees.
     Net cash used in investing activities totaled $452.5 million for the six months of 2006, compared to $158.7 million used by investing activities for the same period in 2005. The decrease was primarily the result of a decrease in the purchase of investment securities, offset by an increase in loans.
     Funds provided by financing activities totaled $429.5 million for the six months of 2006, compared to funds provided by financing activities of $154.5 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of a decrease in transaction deposits and repayment of FHLB advances, offset by increases in time deposits, short-term borrowings and the issuance of junior subordinated debentures during the period.
     At June 30, 2006, cash and cash equivalents totaled $143.3 million. This represented an increase of $14.6 million, or 11.38%, over a total of $128.6 million at June 30, 2005 and an increase of $13.1 million, or 10.04%, over a total of $130.1 million at December 31, 2005.
Capital Resources
     CVB Statutory Trust III – CVB Statutory Trust III was created on January 31, 2006 for the exclusive purpose of issuing and selling Trust Preferred Securities at 3-month LIBOR set at 4.53%. The Company invested $774,000 to establish the Trust. The $774,000 was recorded as “investment in CVB Statutory Trust III” and is presented as part of the “other assets” on the Consolidated Balance Sheet. On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of a junior subordinated debentures of the Company.
     The junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The interest on the junior subordinated debentures, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and unconditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The junior subordinated debentures are presented on a separate line on the Consolidated Balance Sheets. For financial reporting purposes, the Company records the interest paid to the Trust as “Interest expense – junior subordinated debentures” on its Consolidated Statements of Income.
     We have the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have an interest at 3-month LIBOR rate plus 1.38% that resets quarterly.
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2006, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

     The Company’s equity capital was $338.3 million at June 30, 2006. This represented a decrease of $4.6 million, or 1.35% from equity capital of $342.9 million at December 31, 2005. The decrease was due primarily to the net unrealized loss on securities available-for-sale in the amount of $28.9 million and the payment of dividends in the amount of $13.8 million. This decrease was partially offset by the net earnings for the first six months of 2006 in the amount of $37.2 million. The Company’s 2005 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2006, and December 31, 2005.
Table 6 — Regulatory Capital Ratios

	Required
	Minimum	June 30, 2006		December 31, 2005
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.98%	10.80%	11.29%	10.82%
Total	8.00%	12.72%	11.55%	12.00%	11.53%
Leverage ratio	4.00%	7.94%	7.16%	7.66%	7.34%
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The Company recorded $1.2 million provision for credit looses during the first six months of 2006. There was no provision for credit losses during the first six months of 2005.
     At June 30, 2006, we reported an allowance for credit losses of $25.6 million. This represented an increase of $2.4 million, or 10.41%, over the allowance for credit losses of $23.2 million at December 31, 2005. The increase is primarily due to the provision for credit losses of $1.2 million, offset by recoveries exceeding charge-offs for the six months of 2006.

     At June 30, 2006, we had $885,000 loans classified as impaired. At December 31, 2005, we had no loans classified as impaired.
     Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no non-accrual loans at June 30, 2006 and December 31, 2005.
TABLE 7 — Summary of Credit Loss Experience

	Six months ended June 30,
	2006	2005
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,839,145	$2,296,135

Average Total Loans Outstanding (1)	$2,710,070	$2,151,088

Allowance for Credit Losses:
Beginning of Period	$23,204	$22,494
Acquisition of Granite State Bank	—	756
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	30	63
Lease Financing Receivables	4	45
Consumer Loans	30	25

Total Loans Charged-Off	64	133

Recoveries:
Real Estate Loans	1,010	494
Commercial and Industrial	295	405
Lease Financing Receivables	7	54
Consumer Loans	18	57

Total Loans Recovered	1,330	1,010

Net Loans (Recovered)	(1,266)	(877)

Provision Charged to Operating Expense	(1,150)	—

Allowance for Credit Losses at End of period	$23,320	$24,127

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.05%	-0.04%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.04%	-0.04%
Allowance for Credit Losses to Average Total Loans	0.86%	1.12%
Allowance for Credit Losses to Total Loans at End of Period	0.82%	1.05%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-5.43%	-3.63%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	110.09%	—
     While we believe that the allowance at June 30, 2006, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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
     Approximately $2.0 billion, or 74.73%, of the total investment portfolio at June 30, 2006 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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
     The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2006:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 7.15% )
- 200 basis points	8.18%
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2005, during the six months ended June 30, 2006. Please refer to that section of the Company’s FORM 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. There were no repurchase transactions during the six months ended June 30, 2006. As of June 30, 2006, 775,163 shares are available to be repurchased in the future under this repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 17, 2006, the Company held its 2006 annual meeting of shareholders. All of the Company’s existing directors were reelected until the 2007 Annual Meeting of Shareholders and until their successors are elected and have qualified. The following summarizes the votes received.
Election of Directors:

	For	Withheld
George A. Borba	66,426,061	1,265,443
John A. Borba	61,098,391	6,593,113
Robert M. Jacoby	66,988,914	702,590
Ronald O. Kruse	67,021,854	669,650
James C. Seley	67,019,028	672,476
San Vaccaro	66,824,420	867,084
D. Linn Wiley	66,922,138	769,366
     The appointment of McGladrey & Pullen, LLP as independent public accountants of the Company for the year ended December 31, 2006 was ratified at the 2006 Annual Meeting of Shareholders by the following:

			Broker
For	Against	Abstain	Non-Votes
67,484,684	109,280	97,540	-0-
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
     The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

3.1	CVB Financial Corp. Bylaws, as amended. (1)

10.1	CVB Financial Corp. Discretionary Performance Compensation Plan 2006. (2)

10.2	Employment Agreement dated June 1, 2006 by and among CVB Financial Corp., Citizens Business Bank and Mr. Christopher D. Myers. (3)

10.3	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers. (3)

10.4	CVB Financial Corp. revised 2000 Stock Option Agreement Employees and Directors. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Forms 8-K identified in the exhibit index have SEC file number 000-10140

(1)	Incorporated by reference from CVB Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 26, 2006.

(2)	Incorporated by reference from CVB Financial Corp.’s Current Report on Form 8-K filed with the SEC on April 24, 2006.

(3)	Incorporated by reference from CVB Financial Corp’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CVB FINANCIAL CORP.
          (Registrant)

Date: August 7, 2006	/s/ Edward J. Biebrich Jr.

Edward J. Biebrich Jr.
Chief Financial Officer