Form 10-Q
period 2006-09-30
CVB FINANCIAL CORP
filed 2006-11-06
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

For Quarter Ended September 30, 2006	Commission File Number: 0-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3629339 (I.R.S. Employer Identification No.)

701 North Haven Ave, Suite 350, Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 76,570,601 outstanding as of November 2, 2006.

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
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30,	December 31,
	2006	2005
ASSETS
Investment securities available-for-sale	$2,643,100	$2,369,892
Interest-bearing balances due from depository institutions	—	1,883
Investment in stock of Federal Home Loan Bank (FHLB)	75,399	70,770
Loans and lease finance receivables	2,917,027	2,663,863
Allowance for credit losses	(26,912)	(23,204)

Total earning assets	5,608,614	5,083,204
Cash and due from banks	127,217	130,141
Premises and equipment, net	44,219	40,020
Intangibles	10,709	12,474
Goodwill	31,531	32,357
Cash value life insurance	98,906	71,811
Accrued interest receivable	30,081	24,147
Deferred tax asset	15,844	18,420
Other assets	7,527	10,397

TOTAL ASSETS	$5,974,648	$5,422,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$1,288,569	$1,490,613
Interest-bearing	2,234,908	1,933,433

Total deposits	3,523,477	3,424,046
Demand Note to U.S. Treasury	1,510	6,433
Short-term borrowings	1,454,501	916,000
Long-term borrowings	450,000	580,000
Accrued interest payable	16,253	15,047
Deferred compensation	10,186	7,102
Junior subordinated debentures	108,250	82,476
Other liabilities	27,581	48,990

TOTAL LIABILITIES	5,591,758	5,080,094

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 76,569,847 (2006) and 76,430,206 (2005))	254,152	252,717
Retained earnings	138,448	103,546
Accumulated other comprehensive loss, net of tax	(9,710)	(13,386)

Total stockholders’ equity	382,890	342,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,974,648	$5,422,971

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$50,564	$38,341	$142,769	$105,989
Investment securities:
Taxable	24,725	18,994	66,625	56,594
Tax-preferred	6,510	4,989	19,563	13,873

Total investment income	31,235	23,983	86,188	70,467
Dividends from FHLB stock	1,200	675	2,990	1,813
Federal funds sold and Interest bearing deposits with other institutions	6	74	92	209

Total interest income	83,005	63,073	232,039	178,478
Interest expense:
Deposits	18,903	7,539	48,398	18,848
Short-term borrowings	17,081	8,775	41,411	14,022
Long-term borrowings	3,312	2,827	8,247	16,524
Junior subordinated debentures	1,737	1,348	5,024	3,991

Total interest expense	41,033	20,489	103,080	53,385

Net interest income before provision for credit losses	41,972	42,584	128,959	125,093
Provision for credit losses	1,250	—	2,400	—

Net interest income after provision for credit losses	40,722	42,584	126,559	125,093

Other operating income:
Service charges on deposit accounts	3,253	3,477	9,833	9,770
Financial Advisory services	1,807	1,741	5,467	4,929
Bankcard services	697	631	1,857	1,867
BOLI income	624	633	2,095	2,218
Other	1,461	1,379	4,377	3,494
Gain(loss) on sale of securities, net	1,029	—	1,062	(46)

Total other operating income	8,871	7,861	24,691	22,232

Other operating expenses:
Salaries and employee benefits	11,541	12,700	37,031	38,324
Occupancy and Equipment	3,986	3,818	11,591	11,631
Professional services	1,237	1,047	3,995	3,267
Amortization of intangibles	588	588	1,765	1,473
Other	5,278	4,526	15,977	11,431

Total other operating expenses	22,630	22,679	70,359	66,126

Earnings before income taxes	26,963	27,766	80,891	81,199
Income taxes	8,508	9,499	25,279	27,753

Net earnings	$18,455	$18,267	$55,612	$53,446

Comprehensive income (loss)	$51,055	$6,679	$59,288	$36,269

Basic earnings per common share	$0.24	$0.24	$0.73	$0.70

Diluted earnings per common share	$0.24	$0.24	$0.72	$0.69

Cash dividends per common share	$0.09	$0.11	$0.27	$0.33

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
	(amounts and shares in thousands)
Balance December 31, 2004	60,666	$236,277	$72,314	$8,892
Issuance of common stock	460	1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		2,087
Cash dividends ($0.42 per share)			(27,963)
Comprehensive income:
Net earnings			70,618		$70,618
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of taxes $16,132				(22,278)	(22,278)

Comprehensive income					$48,340

Balance December 31, 2005	76,430	252,717	103,546	(13,386)
Issuance of common stock	140	698
Tax benefit from exercise of stock options		141
Stock-based Compensation Expense		596
Cash dividends ($0.27 per share)			(20,710)
Comprehensive income:
Net earnings			55,612		$55,612
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of taxes $2,662				3,676	3,676

Comprehensive income					$59,288

Balance September 30, 2006	76,570	$254,152	$138,448	$(9,710)

				Accumulated
				Other
	Common			Comprehensive
	Shares	Common	Retained	Income (Loss),	Comprehensive
	Outstanding	Stock	Earnings	Net of Tax	Income (Loss)
Balance December 31, 2004	60,666	236,277	72,314	8,892
Issuance of common stock	421	1,601
Repurchase of common stock	(676)	(863)	(11,423)
Shares issued for acquisition of Granite State Bank	696	13,427
Tax benefit from exercise of stock options		1,766
Cash dividends ($0.33 per share)			(21,085)
Comprehensive income:
Net earnings			53,446		$53,446
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of taxes $12,438				(17,177)	(17,177)

Comprehensive income					$36,269

Balance September 30, 2005	61,107	$252,208	$93,252	$(8,285)

	At September 30,
	2006	2005
	(amounts in thousands)
Disclosure of reclassification amount
Unrealized gains/(losses) on securities arising during the period	$6,335	$(28,615)
(Tax expense)/tax benefit	(2,659)	11,438

Net unrealized gains/ (losses) on securities	$3,676	$(17,177)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$228,030	$179,076
Service charges and other fees received	22,854	22,277
Interest paid	(101,873)	(52,308)
Cash paid to suppliers and employees	(62,208)	(64,571)
Income taxes paid	(20,750)	(22,100)

Net cash provided by operating activities	66,053	62,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of MBS	57,132	126,598
Proceeds from repayment of MBS	297,193	316,067
Proceeds from repayment of investment securities available-for-sale	—	67
Proceeds from maturity of investment securities	4,368	10,346
Purchases of investment securities available-for-sale	(193,887)	(90,090)
Purchases of MBS	(456,648)	(525,168)
Purchases of FHLB stock	(4,629)	(16,428)
Net increase in loans	(246,985)	(162,757)
Proceeds from sales of premises and equipment	766	18
Purchase of premises and equipment	(9,425)	(10,021)
Cash acquired from purchase of Granite State Bank, net of cash paid	—	12,232
Purchase of Bank Owned Life Insurance	(25,000)	—
Investment in common stock of CVB Statutory Trust III	(774)	—

Net cash used in investing activities	(577,889)	(339,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in transaction deposits	(135,619)	199,058
Net increase in time deposits	235,051	36,739
Advances from Federal Home Loan Bank	350,000	370,000
Repayment of advances from Federal Home Loan Bank	(445,000)	(106,000)
Net increase (decrease) in short-term borrowings	498,577	(142,924)
Cash dividends on common stock	(20,710)	(21,085)
Repurchase of common stock	—	(12,286)
Issuance of junior subordinated debentures	25,774	—
Proceeds from exercise of stock options	698	1,601
Tax benefit related to exercise of stock options	141	—

Net cash provided by financing activities	508,912	325,103

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,924)	48,341

CASH AND CASH EQUIVALENTS, beginning of period	130,141	84,400

CASH AND CASH EQUIVALENTS, end of period	$127,217	$132,741

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$55,612	$53,446
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	(1,062)	46
Gain on sale of premises and equipment	(441)	(1)
Increase in cash value of life insurance	(2,095)	(1,674)
Net amortization of premiums on investment securities	5,983	6,976
Provisions for credit losses	2,400	—
Stock-based compensation	596	—
Depreciation and amortization	6,020	6,274
Change in accrued interest receivable	(7,162)	(3,528)
Change in accrued interest payable	1,207	1,078
Change in other assets and liabilities	4,995	(243)

Total adjustments	10,441	8,928

NET CASH PROVIDED BY OPERATING ACTIVITIES	$66,053	$62,374

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of Granite State Bank:
Assets acquired		$85,898
Goodwill		12,777
Intangible assets		8,399
Liabilities assumed		(105,879)
Stock issued		(13,427)

Purchase price of acquisition, net of cash received		$(12,232)

Securities purchased and not settled	$4,029	$33,441

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Golden West Financial Division. We offer trust services to customers through our Financial Advisory Services Division and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in the counties of San Bernardino, Riverside, Orange, Madera, Fresno, Tulare, Kern, and the eastern portion of Los Angeles County in Southern California. The Bank operates 39 Business Financial Centers with its headquarters located in the city of Ontario.
     Our operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) comprise the loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury Department, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”
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

     Investment Securities - We classify as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At September 30, 2006, all of the Company’s investment securities are classified as available-for-sale.
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2006, the Company entered into commitments with certain customers amounting to $839.6 million compared to $895.8 million at December 31, 2005. Letters of credit at September 30, 2006, and December 31, 2005, were $67.7 million and $68.9 million, respectively.
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
     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first nine months of 2006, we recorded $2.4 million provision for credit losses. The allowance for credit losses was $26.9 million as of September 30, 2006. This represents an increase of $3.7 million when compared with an allowance for credit losses of $23.2 million as of December 31, 2005. The increase was primarily due to the provision for credit losses of $2.4 million to allow for the growth and inherent risks of the loan portfolio and the loan recoveries of $1.5 million, offset by the loans charged off of $145,000 during the first nine months of 2006.

     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provision to this reserve was expensed in other expense. For the nine months ended September 30, 2006, there were no provisions to this reserve. As of September 30, 2006, the balance in this reserve was $1.7 million.
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
     There were no loans classified as impaired at September 30, 2006 and December 31, 2005.
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
     Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was no other real estate owned at September 30, 2006 and December 31, 2005.
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
     Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2006 and did not record any impairment of goodwill. At September 30, 2006 goodwill was $31.5 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of September 30, 2006, intangible assets that continue to be subject to amortization include core deposits of $10.7 million (net of $8.9 million of accumulated amortization). During the first quarter of 2006, the Company finalized the goodwill analysis for the Granite State Bank acquisition and adjusted goodwill in the amount of $826,000 to record an additional purchase price adjustment related to the acquisition. Amortization expense for such intangible assets was $1.8 million for the nine months ended September 30, 2006. Estimated amortization expense, for the remainder of 2006 is expected to be $588,000. Estimated amortization expense, for the succeeding five fiscal years is $2.35 million for year one and year two, $1.75 million for year three, $1.70 million for year four and $1.60 million for year five. The weighted average remaining life of intangible assets is approximately 4.3 years.

     Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The actual number of shares outstanding at September 30, 2006 was 76,569,847. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Nine Months
	Ended September 30,
	2006			2005
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$55,612	76,487	$0.73	$53,446	76,500	$0.70
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options and restricted stock grants		723	(0.01)		724	(0.01)

DILUTED EPS
Income available to common stockholders	$55,612	77,210	$0.72	$53,446	77,224	$0.69

	Earnings Per Share Reconciliation
	(Dollars and shares in thousands, except per share amounts)
	For the Three Months
	Ended September 30,
	2006			2005
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$18,455	76,509	$0.24	$18,267	76,368	$0.24
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options and restricted stock grants		827	0.00		689	0.00

DILUTED EPS
Income available to common stockholders	$18,455	77,336	$0.24	$18,267	77,057	$0.24

     Stock-Based Compensation - At September 30, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.

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
     As a result of adopting SFAS 123R on January 1, 2006, the Company expensed $596,000 for the nine months and $296,000 for the three months ended September 30, 2006. This had the effect of reducing net income by $511,000 and $250,000 for the nine months and three months, respectively, compared with the income that would have been recorded had the Company continued to account for stock-based compensation under APB Opinion No. 25. There was no impact on earnings per share for either of the periods.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The Company has $596,000 of excess tax benefit resulting from disqualified disposition classified as financing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006.
     The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the nine months and three months ended September 30, 2005:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
	(Dollars in thousands)
Net income, as reported	$18,267	$53,446
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	247	836

Pro forma net income	$18,020	$52,610

Earnings per share:
Basic — as reported	$0.24	$0.70
Basic — pro forma	$0.24	$0.69

Diluted — as reported	$0.24	$0.69
Diluted — pro forma	$0.23	$0.68
     The estimated fair value of the options granted during 2006 and prior years was calculated using the Black-Scholes options pricing model. There were 549,950 and 131,875 options granted during the first nine months in 2006 and 2005, respectively. The fair value of each stock option granted in 2006 was estimated on the date of grant using the following weighted-average assumptions:

September 30,
2006
Dividend Yield	2.4%
Volatility	39.7%
Risk-Free Interest Rate	4.9%
Expected Life	7.4 years
     Option activity under the Company’s stock option plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 and 2005 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2006	1,872	$9.35
Granted	550	$15.40
Exercised	(90)	$7.79
Forfeited or expired	(102)	$12.13

Outstanding at September 30, 2006	2,230	$10.78	6.34	$9,402

Unvested shares at September 30, 2006	974	$14.53	8.78	$709

Exercisable at September 30, 2006	1,257	$7.87	4.45	$8,693

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2005	2,416	$7.74
Granted	132	$15.90
Exercised	(576)	$4.15
Forfeited or expired	(28)	$11.84

Outstanding at September 30, 2005	1,944	$9.29	5.72	$10,996

Unvested shares at September 30, 2005	772	$12.97	7.34	$1,614

Exercisable at September 30, 2005	1,172	$6.87	4.65	$9,382

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $6.23 and $6.09, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $745,000 and $6.46 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience.
     A summary of the status of the Company’s nonvested shares as of September 30, 2006 and 2005, and changes during the nine months ended September 30, 2006 and 2005, is presented below:

	2006		2005
		Weighted		Weighted
	Shares	Average Fair	Shares	Average Fair
Nonvested Shares	(000)	Value	(000)	Value
Nonvested at January 1,	764	$4.55	1,013	$3.86
Granted	550	$6.23	132	$6.09
Vested	(241)	$4.36	(345)	$3.12
Forfeited	(102)	$4.26	(28)	$4.49

Nonvested at September 30,	971	$5.58	772	$4.55

     As of September 30, 2006, there was $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4.5 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.05 million and $1.08 million, respectively.
     As of September 30, 2006 and 2005, the Company had 3,609,412 and 4,055,628 shares of common stock, respectively, available for granting of future options under the CVB2000 Stock Option Plan.
     On August 1, 2006, we granted 50,000 shares of restricted stock to our new President, Christopher D. Myers. The stock will vest, in equal installments, over a five-year period. We are accounting for this grant under the provisions of SFAS 123R.
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
     Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 157, but does not expect the adoption to have a material effect on the Company’s consolidated financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the benefit obligation. Further, SFAS No. 158 requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on the Company’s consolidated financial position or results of operations.
     In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of EITF 06-4 on its consolidated financial statements.
     In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” (“EITF 06-05”). EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-5 to have a material effect on the Company’s consolidated financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period, including both the carryover and reversing effects of prior year misstatements, using both a “rollover” and “iron curtain” approach. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on the Company’s consolidated financial position or results of operations.
     Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation.
     A reclassification has been made to the consolidated statement of earnings for the three months and nine months ended September 30, 2005 to reclassify amounts from “Interest Income on Loans, including fees” to “ Salaries and employee benefits” to be in accordance with the requirements Statement of Financial Accounting Standard No. 91 (as amended), Accounting for Nonrefundable Loan Fees and Costs

Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and to be consistent with prior periods. The reclassification did not have any impact on net earnings, however, it reduced net interest income by $436,000 and $1.1 million and reduced salaries and employee benefits by $436,000 and $1.1 million for the three months and nine months ended September 30, 2005, respectively. In addition, “net interest margin – tax equivalent” for the three months and nine months ended September 30, 2005 declined from 3.85% and 3.82% to 3.92% and 3.90%, respectively, from amounts previously reported as a result of the reclassification.
     Shareholder Rights Plan - The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.
     Business Segments - The Company is a community bank with Business Financial Centers (branches) being the focal points for customer sales and services. As such, these Business Financial Centers comprise the biggest segment of the Company. The next largest business unit is the Treasury Department. This department manages all of the investments for the Company.
     The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting these numbers. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the “Business Financial Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.
     The following tables present the operating results and other key financial measures for the individual operating segments for the three months and nine months ended September 30, 2006 and 2005:

	For The Nine Months Ended September 30, 2006
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income, including loan fees	$102,976	$89,307	$39,756	$232,039
Credit for funds provided	50,019	—	5,793	55,812

Total interest income	152,995	89,307	45,549	287,851

Interest expense	36,002	60,710	6,368	103,080
Charge for funds used	5,496	18,613	31,703	55,812

Total interest expense	41,498	79,323	38,071	158,892

Net interest income	111,497	9,984	7,478	128,959

Provision for credit losses	—	—	2,400	2,400

Net interest income after provision for credit losses	$111,497	$9,984	$5,078	$126,559

Non-interest income	11,384	1,063	12,244	24,691
Non-interest expense	29,877	800	39,682	70,359

Segment pretax profit	$93,004	$10,247	($22,360)	$80,891

Segment assets as of September 30, 2006	$3,221,611	$2,284,708	$468,329	$5,974,648

	For The Nine Months Ended September 30, 2005
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income, including loan fees	$77,113	$72,539	$28,826	$178,478
Credit for funds provided	28,617	—	2,149	30,766

Total interest income	105,730	72,539	30,975	209,244

Interest expense	14,477	34,921	3,987	53,385
Charge for funds used	2,784	18,469	9,513	30,766

Total interest expense	17,261	53,390	13,500	84,151

Net interest income	88,469	19,149	17,475	125,093
Provision for credit losses	—	—	—	-

Net interest income after provision for credit losses	$88,469	$19,149	$17,475	$125,093

Non-interest income	8,929	(45)	13,348	22,232
Non-interest expense	28,258	882	36,986	66,126

Segment pretax profit	$69,140	$18,222	($6,163)	$81,199

Segment assets as of September 30, 2005	$3,086,749	$1,569,188	$364,227	$5,020,164

	For The Three Months Ended September 30, 2006
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income, including loan fees	$32,518	$32,455	$18,032	$83,005
Credit for funds provided	16,809	—	1,466	18,275

Total interest income	49,327	32,455	19,498	101,280

Interest expense	14,100	24,725	2,208	41,033
Charge for funds used	2,020	4,761	11,494	18,275

Total interest expense	16,120	29,486	13,702	59,308

Net interest income	33,207	2,969	5,796	41,972

Provision for credit losses	—	—	1,250	1,250

Net interest income after provision for credit losses	$33,207	$2,969	$4,546	$40,722

Non-interest income	3,993	1,029	3,849	8,871
Non-interest expense	10,246	291	12,093	22,630

Segment pretax profit	$26,954	$3,707	($3,698)	$26,963

	For The Three Months Ended September 30, 2005
	Business
	Financial
	Centers	Treasury	Other	Total
Interest income, including loan fees	$24,284	$24,748	$14,041	$63,073
Credit for funds provided	11,544	—	(3,571)	7,973

Total interest income	35,828	24,748	10,470	71,046

Interest expense	5,950	13,236	1,303	20,489
Charge for funds used	1,177	7,060	(264)	7,973

Total interest expense	7,127	20,296	1,039	28,462

Net interest income	28,701	4,452	9,431	42,584

Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	$28,701	$4,452	$9,431	$42,584

Non-interest income	3,336	—	4,525	7,861
Non-interest expense	9,972	307	12,400	22,679

Segment pretax profit	$22,065	$4,145	$1,556	$27,766

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trust I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue $84.0 million and $25.0 million, respectively, in trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Madera (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area. As opportunities present themselves, we will continue to pursue acquisition opportunities and other opportunities for growth which will enable us to meet our business objectives and enhance shareholder value.
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
     Economic conditions in our California service area impact our business. The economy in our market area is showing some signs of weakening. Housing markets have remained flat or have declined slightly. Housing starts have slowed. Unemployment remains low, but job growth is slowing.
     Our growth in loans and investments for the first nine months of 2006 compared with the first nine months of 2005 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.84% for the nine months of 2006.

However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 3.42% for the nine months of September 30, 2006 from 3.90% for the nine months of September 30, 2005.
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
     Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. During the first nine months of 2006, we recorded a $2.4 million provision for credit losses. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $55.6 million for the nine months ended September 30, 2006. This represented an increase of $2.2 million or 4.05%, over net earnings of $53.4 million, for the nine months ended September 30, 2005. Basic earnings per share for the nine-month period increased to $0.73 per share for 2006, compared to $0.70 per share for 2005. Diluted earnings per share for the nine-month period increased to $0.72 per share for 2006, compared to $0.69 per share for 2005. The annualized return on average assets was 1.31% for the nine months of 2006 compared to an annualized return on average assets of 1.50% for the nine months ended September 30, 2005. The annualized return on average equity was 21.03% for the nine months ended September 30, 2006, compared to an annualized return of 21.29% for the nine months ended September 30, 2005.
     During the third quarter of 2006, we sold all of our shares of FHLMC Preferred Stock at a net gain of $1.1 million after write downs of $8.6 million in prior periods.
     During the first nine months ended September 30, 2006 and 2005, the Company had net gain on sales of investment securities of $1.1 million and net loss on sales of investment securities of $46,000, respectively. There were no gains or losses on sales of other real estate owned.
     For the quarter ended September 30, 2006, our net earnings were $18.5 million. This represented an increase of $188,000 or 1.03%, over net earnings of $18.3 million, for the third quarter of 2005. Basic and diluted earnings per share were $0.24 per share for the third quarter of 2006 and 2005. The annualized return on average assets was 1.23% for the third quarter of 2006 compared to an annualized return on average assets of 1.46% for the same period last year. The annualized return on average equity was 20.71% for the third quarter of 2006 compared to an annualized return on average equity of 20.75% for the third quarter of 2005.

     During the first nine months of 2005, we recorded the reversal of a reserve of $2.6 million for a possible robbery loss that did not materialize. This was recorded as a reversal of other expense, reducing the amount reported for the first nine months of 2005 by $2.6 million. See Item 3 “Legal Proceedings” of PART I in our Annual Report on Form 10-K for year ended December 31, 2005 for more information.
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
     The Company’s net interest income, after provision for credit losses of $2.4 million, totaled $126.6 million for the nine months ended September 30, 2006. This represented an increase of $1.5 million, or 1.17%, over net interest income of $125.1 million for the same period in 2005. The increase in net interest income of $1.5 million resulted from a $53.6 million increase in interest income, offset by a $49.7 million increase in interest expense and $2.4 million provision of credit losses recorded in the nine months of 2006. The $53.6 million increase in interest income resulted from the $857.5 million increase in average earning assets and an increase in average yield on earning assets to 6.00% for the nine months of 2006 from 5.48% for the same period in 2005. The $49.7 million increase in interest expense resulted from an $876.4 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 3.51% for the nine months of 2006 from 2.34% for the same period in 2005.
     Interest income totaled $232.0 million for the first nine months of 2006. This represented an increase of $53.6 million, or 30.01%, compared to total interest income of $178.5 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $4.46 billion in the nine months of 2005 to $5.31 billion in the same period in 2006. This represents a 19.25% increase for the nine months of 2006 over the same period last year. The average yield on earning assets increased by 52 basis points for the first nine months of 2006 compared with the same period last year.
     Interest expense totaled $103.1 million for the first nine months of 2006. This represented an increase of $49.7 million, or 93.1%, over total interest expense of $53.4 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities from $3.0 million to $3.9 million, and an increase in the cost of these liabilities by 117 basis points.
     For the third quarter ended September 30, 2006, the Company’s net interest income, after provision for credit losses of $1.3 million, totaled $40.7 million. This represented a decrease of $1.9 million, or 4.37%, from net interest income of $42.6 million for the same period in 2005. The decrease in net interest income of $1.9 million for the third quarter of 2006 resulted from an increase of $19.9 million in interest income, offset by a $20.5 million increase in interest expense and $1.3 million provision of credit losses recorded in the third quarter of 2006. The increase in interest income of $19.9 million resulted from the increase in average earning assets of $928.9 million and an increase in the average yield on earning assets to 6.15% for the third quarter of 2006 from 5.57% the same period in 2005. The increase of $20.5 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 3.90% for the third quarter of 2006 from 2.55% the same period in 2005 and a $986.5 million increase in average interest-bearing liabilities compared with the same period in 2005.

     The increase in interest income for the third quarter ending September 30, 2006 as compared to the third quarter ending September 30, 2005 was primarily the result of the increase in average earning assets of $928.9 million and an increase in the average yield on earning assets of 58 basis points between the third quarter of 2006 and the third quarter of 2005. Interest income totaled $83.0 million for the third quarter of 2006. This represented an increase of $19.9 million, or 31.60%, compared to total interest income of $63.1 million for the same period last year.
     The increase in interest expense for the third quarter ending September 30, 2006 as compared to the third quarter ending September 30, 2005 was primarily the result of the increase in average interest bearing liabilities of $986.5 million and the increase of 135 basis points in the average yield paid on interest-bearing liabilities. Interest expense totaled $41.0 million for the third quarter of 2006. This represented an increase of $20.5 million or 100.27%, over total interest expense of $20.5 million for the same period last year.
     Both the increase in the yield on earning assets and the rate paid on interest-bearing liabilities reflects the increasing interest rate environment between the third quarters of 2006 and 2005.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and rates for the nine-month and three-month and three-month periods ended September 30, 2006, and 2005. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,885,771	$66,625	4.72%	$1,761,106	$56,594	4.29%
Tax preferenced (1)	591,343	19,563	5.94%	413,794	13,873	5.96%
Investment in FHLB stock	73,333	2,990	5.44%	62,078	1,813	3.89%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	2,464	92	4.98%	9,949	209	2.80%
Loans (2) (3)	2,759,778	142,769	6.92%	2,208,258	105,989	6.42%

Total Earning Assets	5,312,689	232,039	6.00%	4,455,185	178,478	5.48%
Total Non Earning Assets	361,579			310,640

Total Assets	$5,674,268			$4,765,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,210,910	$18,769	2.07%	$1,121,659	$9,217	1.10%
Time Deposits	939,699	29,629	4.22%	504,269	9,631	2.55%

Total Deposits	2,150,609	48,398	3.01%	1,625,928	18,848	1.55%
Other Borrowings	1,749,222	54,682	4.12%	1,397,571	34,537	3.26%

Interest Bearing Liabilities	3,899,831	103,080	3.51%	3,023,499	53,385	2.34%

Non-interest bearing deposits	1,358,135			1,373,174
Other Liabilities	62,800			33,511
Stockholders’ Equity	353,502			335,641

Total Liabilities and Stockholders’ Equity	$5,674,268			$4,765,825

Net interest income		$128,959			$125,093

Net interest spread — tax equivalent			2.49%			3.14%
Net interest margin			3.30%			3.80%
Net interest margin — tax equivalent			3.42%			3.90%
Net interest margin excluding loan fees			3.19%			3.60%
Net interest margin excluding loan fees — tax equivalent			3.31%			3.70%

(1)	Non tax equivalent rate for 2006 was 4.47% and 2005 was 4.51%.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $4,633 2005, $5,433

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $0 and 2005, $2.

(4)	Includes interest bearing demand and money market accounts

(5)	Annualized interest rates

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month periods ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$2,018,439	$24,725	4.99%	$1,787,757	$18,994	4.25%
Tax preferenced (1)	602,341	6,510	5.81%	438,938	4,989	6.02%
Investment in FHLB stock	75,118	1,200	6.25%	67,277	675	3.93%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	32	6	73.37%	9,924	74	2.92%
Loans (2) (3)	2,857,573	50,564	7.02%	2,320,733	38,341	6.55%

Total Earning Assets	5,553,503	83,005	6.15%	4,624,629	63,073	5.57%
Total Non Earning Assets	379,313			333,045

Total Assets	$5,932,816			$4,957,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,201,319	$7,137	2.36%	$1,165,077	$3,812	1.30%
Time Deposits	1,032,525	11,766	4.52%	512,551	3,727	2.88%

Total Deposits	2,233,844	18,903	3.36%	1,677,628	7,539	1.78%

Other Borrowings	1,914,016	22,130	4.53%	1,483,728	12,950	3.42%

Interest Bearing Liabilities	4,147,860	41,033	3.90%	3,161,356	20,489	2.55%

Non-interest bearing deposits	1,344,239			1,406,223
Other Liabilities	87,216			40,889
Stockholders’ Equity	353,501			349,206

Total Liabilities and Stockholders’ Equity	$5,932,816			$4,957,674

Net interest income		$41,972			$42,584

Net interest spread — tax equivalent			2.25%			3.02%
Net interest margin			3.18%			3.79%
Net interest margin — tax equivalent			3.22%			3.82%
Net interest margin excluding loan fees			3.06%			3.59%
Net interest margin excluding loan fees — tax equivalent			3.10%			3.62%

(1)	Non tax equivalent rate for 2006 was 4.84% and 2005 was 4.31%.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $1,600 and 2005, $ 1,884

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $0 and 2005, $2.

(4)	Includes interest bearing demand and money market accounts

(5)	Annualized
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets, annualized. The net interest margin is an indication of how effectively the Company generates its source of funds and employs its earning assets. The Company’s tax effected (TE) net interest margin declined from 3.90% for the nine months of 2005 to 3.42% for the nine months of 2006. The decrease in the net interest margin compared to the same period last year was a result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased by 52 basis points for the nine months of 2006 compared to the same period in 2005, the yield on interest-bearing liabilities increased by 117 basis points for the nine months of 2006 compared to the same period in 2005. The higher increase in cost of interest-bearing liabilities is due to the short-term liability sensitivity of the Company. In addition, our net interest margin is affected by the strategies we employ in regards to competition in our market areas.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.49% for the nine months of 2006 and 3.14% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2006 resulted from a 52 basis point increase in the yield on earning assets offset by a 117 basis point increase in the cost of interest-bearing liabilities, thus generating a 65 basis point decrease in the net interest spread from the same period last year.

     For the third quarter of 2006 the Company’s net interest spread (TE) was 2.25% as compared to 3.02% for the same period last year. The decrease in the net interest spread for the third quarter ended September 30, 2006 resulted from a 135 basis point increase in the cost of interest-bearing liabilities offset by a 58 basis point increase in the yield on earning assets, thus generating a 77 basis point decrease in the net interest spread from the same period last year.
     The yield (TE) on earning assets increased to 6.00% for the nine months of 2006, from 5.48% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 51.95% in the nine months of 2006 from 49.57% for the same period in 2005. Average investments as a percent of earning assets decreased to 46.63% in the nine months of 2006 from 48.82% for the same period in 2005. Average federal funds sold as a percent of earning assets was 0.03% for the nine months in 2006. The yield on loans for the nine months of 2006 increased to 6.92% as compared to 6.42% for the same period in 2005 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the nine months of 2006 increased to 5.01% compared to 4.60% for the same period in 2005 as a result of an increase in average investment balances and an increase in interest rates. The increase in the yield on earning assets for the nine months of 2006 was the result of higher yields on loans and investments.
     The cost of average interest-bearing liabilities increased to 3.51% for the nine months of 2006 as compared to 2.34% for the same period in 2005, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 44.85% during the first nine months of 2006 as compared to 46.22% for the same period in 2005. The cost of borrowings for the nine months of 2006 increased to 4.12% as compared to 3.26% for the same period in 2005, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the nine months of 2006 increased to 3.01% as compared to 1.55% for the same period in 2005, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of nine months ended September 30,
	2006 Compared to 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$3,927	$5,677	$427	$10,031
Tax-advantaged securities	5,867	(124)	(53)	5,690
Fed funds sold & interest-bearing deposits with other institutions	(157)	163	(123)	(117)
Investment in FHLB stock	328	722	127	1,177
Loans	26,483	8,258	2,039	36,780

Total interest on earning assets	36,448	14,696	2,417	53,561

Interest Expense:
Savings deposits	734	8,138	635	9,507
Time deposits	8,305	6,299	5,439	20,043
Other borrowings	8,693	9,114	2,338	20,145

Total interest on interest-bearing liabilities	17,732	23,551	8,412	49,695

Net Interest Income	$18,716	$(8,855)	$(5,995)	$3,866

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of three-month periods ended
	September 30, 2006 and 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$2,063	$3,307	$361	$5,731
Tax-advantaged securities	$1,827	$(224)	$(82)	1,521
Fed funds sold & interest-bearing deposits with other institutions	$(72)	$1,748	$(1,744)	(68)
Investment in FHLB stock	$77	$390	$58	525
Loans	$8,863	$2,749	$611	12,223

Total interest on earning assets	12,758	7,970	(796)	19,932

Interest Expense:
Savings deposits	$119	$3,113	$93	3,325
Time deposits	$3,775	$2,119	$2,145	8,039
Other borrowings	$3,761	$4,209	$1,210	9,180

Total interest on interest-bearing liabilities	7,655	9,441	3,448	20,544

Net Interest Income	$5,103	$(1,471)	$(4,244)	$(612)

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $142.8 million for the nine months of 2006. This represented an increase of $36.8 million, or 34.70%, over interest and fees on loans of $106.0 million for the same period in

2005. The increase in interest and fees on loans for the nine months of 2006 reflects increases in the average balance of loans and the increase in interest rates between periods. The yield on loans increased to 6.92 % for the nine months of 2006, compared to 6.42% for the same period in 2005. Average loans increased 24.98% from $2.21 billion for the nine months of 2005 to $2.76 billion for the nine months of 2006. Deferred loan origination fees, net of costs, totaled $10.6 million at September 30, 2006. This represented a decrease of $930,000, or 8.10%, from deferred loan origination fees, net of costs, of $11.5 million at December 31, 2005.
     Interest and fees on loans totaled $50.6 million for the third quarter of 2006. This represented an increase of $12.2 million, or 31.88%, over interest and fees on loans of $38.3 million for the same period in 2005. The increase was primarily due to increases in the average balance of loans and an increase in interest rates during 2006.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2006 and 2005.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $4.6 million for the nine months of 2006, as compared to $5.4 million for the same period in 2005, a decrease of $801,000, or 14.74%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $86.2 million for the first nine months of 2006. This represented an increase of $15.7 million, or 22.31%, over interest on investments of $70.5 million for the same period in 2005. The increase in interest on investments for the nine months of 2006 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 5.01% for the nine months of 2006, compared to 4.60% for the same period in 2005 as a result of the increase in interest rates.
     For the third quarter of 2006, interest income on investments totaled $31.2 million. This represented an increase of $7.3 million, or 30.24%, over interest on investments of $24.0 million for the same period in 2005. The increase in interest on investments for the third quarter of 2006 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The weighted-average yield (TE) on investments increased to 5.18% for the third quarter of 2006, compared to 4.60% for the same period in 2005 as a result of the increasing interest rate environment.
Provision for Credit Losses
     The Company maintains an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. We made a provision for credit losses of $2.4 million and $1.3 million during the nine-months and three-months ended September 30, 2006, respectively. No provision was made during the same periods in 2005. We believe the allowance is appropriate. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. See “Risk Management — Credit Risk” herein.

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
     Other operating income totaled $24.7 million for the nine months of 2006. This represents an increase of $2.5 million, or 11.06%, over other operating income of $22.2 million for the same period in 2005. The increase was partially due to the net gain on sale of $1.1 million from investment securities during the third quarter of 2006. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.07% for the nine months of 2006, as compared to 15.09% for the same period in 2005.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, promotion, amortization of intangibles, and other expenses. Other operating expenses totaled $70.4 million for the nine months of 2006. This represents an increase of $4.2 million, or 6.40% over other operating expenses of $66.1 million for the same period in 2005. The increase is partially due to the reversal of a reserve of $2.6 million for possible robbery loss that did not materialize in the first quarter of 2005. This increase is partially offset by the decrease in salary and benefits expenses due to a reversal of $750,000 excess accruals in bonus and benefits in 2006.
     For the third quarter of 2006, other operating expenses totaled $22.6 million. This represents a decrease of $48,000, or 0.21% from other operating expenses of $22.7 million for the same period last year.
     At September 30, 2006, we employed 684 full time equivalent employees, compared to 676 full time equivalent employees at September 30, 2005.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.66% for the nine months of 2006, compared to a ratio of 1.86% for the same period in 2005. The decrease in percentage was primarily due to the increase in total average assets for the nine months ended September 30, 2006 as compared to the same period in 2005.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2006, the efficiency ratio was 46.52%, compared to a ratio of 44.88% for the same period in 2005. The increase was primarily due to the reversal of a reserve of $2.6 million for possible robbery loss that did not materialize in the first quarter of 2005.
     For the third quarter of 2006 the efficiency ratio increased to 45.63% as compared to 44.96% for the same period last year.

Income Taxes
     The Company’s effective tax rate for the nine months of 2006 was 31.25%, compared to 34.18% for the same period in 2005. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments and municipal loans/leases for each period. The majority of tax preferenced income is derived from municipal securities.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $5.97 billion at September 30, 2006. This represented an increase of $551.7 million, or 10.17%, over total assets of $5.42 billion at December 31, 2005. Earning assets totaled $5.61 billion at September 30, 2006, increasing $525.4 million, or 10.34%, over earning assets of $5.08 billion at December 31, 2005. Total liabilities were $5.59 billion at September 30, 2006, up $511.7 million, or 10.07%, over total liabilities of $5.08 billion at December 31, 2005. Total equity increased $40.0 million, or 11.67%, to $382.9 million at September 30, 2006, compared with total equity of $342.9 million at December 31, 2005.
Investment Securities
     The Company reported total investment securities of $2.64 billion at September 30, 2006. This represented an increase of $273.2 million, or 11.53%, over total investment securities of $2.37 billion at December 31, 2005. Investment securities comprise 47.13% of the Company’s total earning assets at September 30, 2006.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2006, securities held as available-for-sale had a fair market value of $2.64 billion, representing 100% of total investment securities, with an amortized cost of $2.66 billion. At September 30, 2006, the net unrealized holding loss on securities available-for-sale was $16.7 million and that resulted in accumulated other comprehensive loss of $9.7 million (net of $7.0 million in deferred taxes). At December 31, 2005, the Company reported net unrealized loss on investment securities available-for-sale of $23.1 million and accumulated other comprehensive income of $13.4 million (net of deferred taxes of $9.7 million).
     Table 3 sets forth investment securities at September 30, 2006 and December 31, 2005.

	September 30, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$965	$2	$—	$967	0.04%
Mortgage-backed securities	1,144,769	2,097	(28,894)	1,117,972	42.30%
CMO’s / REMIC’s	837,816	2,909	(6,771)	833,954	31.55%
Government agency & government-sponsored enterprises	69,672	173	(561)	69,284	2.62%
Municipal bonds	604,321	15,939	(1,636)	618,624	23.40%
Other securities	2,299	—	—	2,299	0.09%

Total Investment Securities	$2,659,842	$21,120	$(37,862)	$2,643,100	100.00%

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(1)	$497	0.02%
Mortgage-backed securities	1,211,869	1,974	(29,235)	1,184,608	49.99%
CMO’s / REMIC’s	617,031	237	(7,356)	609,912	25.74%
Government agency & government-sponsored enterprises	54,608	69	(588)	54,089	2.28%
Municipal bonds	452,080	15,818	(3,998)	463,900	19.57%
FHLMC preferred stock	56,070	—	—	56,070	2.37%
Other securities	816	—	—	816	0.03%

Total Investment Securities	$2,392,972	$18,098	$(41,178)	$2,369,892	100.00%

     The weighted-average yield (TE) on the investment portfolio at September 30, 2006 was 5.01% with a weighted-average life of 4.5 years. This compares to a yield of 4.64% at December 31, 2005 with a weighted-average life of 4.0 years and a yield of 4.60% at September 30, 2005 with a weighted-average life of 3.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 97.02% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of September 30, 2006 and December 31, 2005.

	September 30, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government- sponsored enterprises	32,462	123	21,611	438	54,073	561
Mortgage-backed securities	62,804	339	926,798	28,555	989,602	28,894
CMO/REMICs	43,871	131	482,783	6,640	526,654	6,771
Municipal bonds	104,999	809	67,149	827	172,148	1,636

	$244,136	$1,402	$1,498,341	$36,460	$1,742,477	$37,862

	December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
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
     U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises – The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $438,000 is comprised of primarily two issues: one Fannie Mae and one Freddie Mac. These securities mature within 2.7 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at September 30, 2006.
     Mortgaged-Backed Securities and CMO/REMICs – The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.48 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at September 30, 2006 is $35.2 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $18.2 million, Freddie Mac with a loss of $15.3 million and non government sponsored enterprises such as financial institutions with a loss of $1.7 million. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2006.
     Municipal Bonds – The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.5 years. The unrealized loss greater than 12 months on these securities at September 30, 2006 is $827,000. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at September 30, 2006.

     At September 30, 2006 and December 31, 2005, investment securities having an amortized cost of approximately $2.49 billion and $2.04 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At September 30, 2006, we reported total loans, net of deferred loan fees, of $2.92 billion. This represents an increase of $253.2 million, or 9.50%, over total loans, net of deferred loan fees, of $2.66 billion at December 31, 2005. Total loans, net of deferred loan fees, comprise 52.01% of our total earning assets.
Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	September 30, 2006		December 31, 2005
Commercial and Industrial	$1,032,342	35.3%	$980,602	36.7%
Real Estate:
Construction	286,982	9.8%	270,436	10.1%
Mortgage	1,102,079	37.6%	877,481	32.8%
Consumer, net of unearned discount	54,449	1.9%	59,801	2.2%
Municipal lease finance receivables	120,434	4.1%	108,832	4.1%
Auto and equipment leases	50,329	1.7%	39,442	1.5%
Agribusiness	280,969	9.6%	338,035	12.6%

Gross Loans	2,927,584	100.0%	2,674,629	100.0%
Less:
Allowance for credit losses	(26,912)		(23,204)
Deferred net loan fees	(10,557)		(10,766)

Net Loans	$2,890,115		$2,640,659

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
Non-performing Assets
     We had no non-performing assets at September 30, 2006 and December 31, 2005. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property), non-performing loans, include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no loans classified as impaired at September 30, 2006 and December 31, 2005.
     We are not aware of any loans as of September 30, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.

     At September 30, 2006 and December 31, 2005, the Company held no properties as other real estate owned.
Deferred Tax Assets
     At September 30, 2006, deferred tax assets were $15.8 million. This represented a decrease of $2.6 million, or 13.99%, from the deferred tax assets of $18.4 million at December 31, 2005.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At September 30, 2006, total deposits were $3.52 billion, representing an increase of $99.4 million, or 2.90%, over total deposits of $3.42 billion at December 31, 2005. Average total deposits for the nine months of 2006 were $3.51 billion. The comparison of average balances for the nine months of 2006 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	September 30, 2006		December 31, 2005
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,288,569	36.6%	$1,490,613	43.5%
Interest bearing deposits
Savings Deposits	1,216,680	34.5%	1,150,256	33.6%
Time deposits	1,018,228	28.9%	783,177	22.9%

Total deposits	$3,523,477	100.0%	$3,424,046	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.29 billion at September 30, 2006, representing a decrease of $202.0 million, or 13.55%, from total demand deposits of $1.49 billion at December 31, 2005. Non-interest-bearing demand deposits represented 36.57% of total deposits as of September 30, 2006 and 43.53% of total deposits as of December 31, 2005.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.22 billion at September 30, 2006, representing an increase of $66.4 million, or 5.77%, over savings deposits of $1.15 billion at December 31, 2005.
     Time deposits totaled $1.02 billion at September 30, 2006 of which $161.4 million were brokered. This represented an increase of $235.1 million, or 30.01%, over total time deposits of $783.2 million at December 31, 2005.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 31.90% as of September 30, 2006, as compared to 30.55% as of December 31, 2005.

     During 2006 and 2005, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.45 billion and $916.0 million under these agreements at September 30, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 4.35% and 3.42% at September 30, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $450.0 million and $580.0 million under these agreements at September 30, 2006 and December 31, 2005, respectively. The weighted average annual interest rate was 5.70% and 3.62% at September 30, 2006 and December 31, 2005, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2006 and December 31, 2005 the amounts held by the Bank in the TT&L Note Option Program were $1.5 million and $6.4 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 67 and 43 basis points less than the average weekly federal funds rate, which was 4.88% and 3.21% at September 30, 2006 and December 31, 2005, respectively.
     At September 30, 2006, borrowed funds totaled $1.90 billion, representing an increase of $403.6 million, or 26.86%, over total borrowed funds of $1.50 billion at December 31, 2005. In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap imbedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates. The amount of the repurchase agreement is carried in borrowed funds on the balance sheet.
Aggregate Contractual Obligations
     The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,523,477	$3,409,344	$101,081	$9,766	$3,286
FHLB and Other Borrowings	1,906,011	1,456,011	350,000	100,000	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	10,186	751	2,253	1,380	5,802
Operating Leases	17,866	4,678	8,602	2,013	2,573

Total	$5,565,790	$4,870,784	$461,936	$113,159	$119,911

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
Other Liabilities
     At September 30, 2006, other liabilities totaled $27.6 million, representing a decrease of $21.4 million, or 43.70%, from the other liabilities of $49.0 million at December 31, 2005. The decrease was primarily due to the decrease in securities purchased and not settled.
Off-Balance Sheet Arrangements
     At September 30, 2006, we had commitments to extend credit of approximately $839.6 million and obligations under letters of credit of $67.7 million and available lines of credit totaling $960.2 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.
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
     The following table summarizes the off-balance sheet arrangements at September 30, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2006	( Amounts in thousands )
Commitment to extend credit	839,619	295,378	44,928	68,929	430,384
Obligations under letters of credit	67,744	49,137	14,848	3,759	—

Total	$907,363	$344,515	$59,776	$72,688	$430,384

     The Company has a reserve of $1.7 million for anticipated losses on these off balance sheet arrangements.

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2006, the Bank’s loan to deposit ratio averaged 78.65%, compared to an average ratio of 74.35% for the same period in 2005.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2006, approximately $104.6 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $66.1 million for the nine months of 2006, compared to $62.4 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to suppliers and employees.
     Net cash used in investing activities totaled $577.9 million for the nine months of 2006, compared to $339.1 million used by investing activities for the same period in 2005. The decrease was primarily the result of a decrease in the purchase of investment securities, offset by an increase in loans.
     Funds provided by financing activities totaled $508.9 million for the nine months of 2006, compared to funds provided by financing activities of $325.1 million for the same period last year. The decrease in net cash provided by financing activities was primarily the result of a decrease in transaction deposits and repayment of FHLB advances, offset by increases in time deposits, short-term borrowings and the issuance of junior subordinated debentures during the period.
     At September 30, 2006, cash and cash equivalents totaled $127.2 million. This represented a decrease of $5.5 million, or 4.16%, from a total of $132.7 million at September 30, 2005 and a decrease of $2.9 million, or 2.25%, from a total of $130.1 million at December 31, 2005.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2006, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

     The Company’s equity capital was $382.9 million at September 30, 2006. This represented an increase of $40.0 million, or 11.67% from equity capital of $342.9 million at December 31, 2005. The increase was due primarily to the net earnings for the first nine months of 2006 in the amount of $55.6 million and the decrease in net unrealized loss on securities available-for-sale in the amount of $3.7 million. This increase was partially offset by the payment of dividends in the amount of $20.7 million. The Company’s 2005 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2006, and December 31, 2005.
Table 6 — Regulatory Capital Ratios

	Required
	Minimum	September 30, 2006		December 31, 2005
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	12.39%	11.23%	11.29%	10.82%
Total	8.00%	13.16%	12.00%	12.00%	11.53%
Leverage ratio	4.00%	7.70%	6.98%	7.66%	7.34%
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
     Loans are risk rated into the following categories: loss, Doubtful, Substandard, Special Mention and Pass. Each of these groups is assessed for the proper amount to be used in determining the adequacy of our allowance for losses. While each loan is looked at annually to determine its proper classification, the Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.
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

     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
–	then-existing general economic and business conditions affecting the key lending areas of the Company,

–	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

–	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

–	collateral values,

–	loan volumes and concentrations,

–	seasoning of the loan portfolio,

–	specific industry conditions within portfolio segments,

–	recent loss experience in particular segments of the portfolio,

–	duration of the current business cycle,

–	bank regulatory examination results and

–	findings of the Company’s external credit examiners.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. The Company recorded $2.4 million provision for credit losses during the first nine months of 2006. There was no provision for credit losses during the first nine months of 2005.
     At September 30, 2006, we reported an allowance for credit losses of $26.9 million. This represented an increase of $3.7 million, or 15.98%, over the allowance for credit losses of $23.2 million at December 31, 2005. The increase is primarily due to the provision for credit losses of $2.4 million, offset by recoveries exceeding charge-offs for the nine months of 2006.
     At September 30, 2006 and December 31, 2005, we had no loans classified as impaired.

     Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no non-accrual loans at September 30, 2006 and December 31, 2005.
     TABLE 7 — Summary of Credit Loss Experience

	Nine months ended September 30,
	2006	2005
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$2,917,027	$2,375,226

Average Total Loans Outstanding (1)	$2,759,778	$2,208,258

Allowance for Credit Losses:
Beginning of Period	$23,204	$22,494
Acquisition of Granite State Bank	—	756
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	36	63
Lease Financing Receivables	79	66
Consumer Loans	30	62

Total Loans Charged-Off	145	191

Recoveries:
Real Estate Loans	1,020	525
Commercial and Industrial	327	459
Lease Financing Receivables	61	88
Consumer Loans	45	106

Total Loans Recovered	1,453	1,178

Net Loans (Recovered)	(1,308)	(987)

Provision Charged to Operating Expense	2,400	—

Allowance for Credit Losses at End of period	$26,912	$24,237

(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	-0.05%	-0.04%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	-0.04%	-0.04%
Allowance for Credit Losses to Average Total Loans	0.98%	1.10%
Allowance for Credit Losses to Total Loans at End of Period	0.92%	1.02%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	-4.86%	-4.07%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	-54.50%	—
     While we believe that the allowance at September 30, 2006, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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
     Approximately $2.0 billion, or 73.85%, of the total investment portfolio at September 30, 2006 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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
     The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2006:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points - 200 basis points	( 6.58% ) 10.15%
     The Company is currently more liability sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.
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
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
     During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2005, during the nine months ended September 30, 2006. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2001, the Company’s board of directors authorized the repurchase of up to 2.0 million shares (all share amounts will not be adjusted to reflect stock dividends and splits) of the Company’s common stock. This program does not have an expiration date. There were no repurchase transactions during the nine months ended September 30, 2006. As of September 30, 2006, 775,163 shares are available to be repurchased in the future under this repurchase plan.
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
CVB FINANCIAL CORP.
(Registrant)

Date: November 3, 2006	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer