Form 10-K
period 2006-12-31
CVB FINANCIAL CORP
filed 2007-03-01
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from N/A to N/A

Commission file number 1-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 N. Haven Avenue, Suite 350 Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)

Registrant’s telephone number, including area code (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value Preferred Stock Purchase Rights	NASDAQ Stock Market, LLC NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $899,009,320.

Number of shares of common stock of the registrant outstanding as of February 22, 2007: 84,283,333.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2006	Part III of Form 10-K

CVB FINANCIAL CORP.

2006 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or Exchange Act, and as such involve risk and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality and government regulation, and failure to obtain appropriate governmental or shareholder approval for the merger with First Coastal Bancshares or failure of any other condition of consummation of the merger. For additional information concerning these factors, see “Item 1A. Risk Factors” And any additional information as set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statement except as required by laws.

PART I

Item 1.	Business

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. The Company has three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. The Company is also the common stockholder of CVB Statutory Trust  I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2006, the Company had $6.09 billion in total consolidated assets, $3.07 billion in net loans and $3.41 billion in deposits.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2006, the Bank had $6.09 billion in assets, $3.07 billion in net loans and $3.44 billion in deposits.

As of December 31, 2006, we had 39 Business Financial Centers located in the Inland Empire, San Gabriel Valley, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County

areas of California. Of the 39 offices, we opened twelve as de novo branches and acquired the other twenty-seven in acquisition transactions. We added five offices in 2003 and an additional three offices in 2005. During the second quarter of 2006, we consolidated two of our business financial centers in Arcadia and moved into a new location within the city.

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

Business Segments

We are a community bank with Business Financial Centers (branches) being the focal points for customer sales and services. As such, these Business Financial Centers comprise the biggest segment of the Company. The next largest business unit is the Treasury Department. This department manages all of the investments for the Company. As a result, we have two reportable operating segments consisting of Business Financial Centers and the Treasury Department. All administrative and other smaller operating departments are combined into “Other” category. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Business Segments in the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues such as whether state laws are preempted by federal law may result in necessary changes in our operations, additional regulation and increased compliance costs.

Supervision and Regulation

General

We and our subsidiaries are extensively regulated under both federal and certain state laws. This regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders. Set forth below is a summary description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

The Company

As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

We are required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

With certain exceptions, bank holding companies are prohibited from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or FRB approval, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank or banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. The FRB’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

We are also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

The Bank

As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”), as well as certain regulations promulgated by the FRB. If, as a result of an examination, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our banking operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC, including the power to enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth; assess civil monetary penalties; remove officers and directors; and ultimately to terminate deposit insurance, which would result in a revocation of the Bank’s charter. See “Safety and Soundness Standards.”

The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of the Bank and the ability to close and liquidate the Bank.

Changes such as the following in federal or state banking laws or the regulations, policies or guidance of the federal or state banking agencies could have an adverse cost or competitive impact on our bank operations:

(i) In December, 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (CRE) loans which establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration.” The Bank’s CRE portfolio as of December 31, 2006 would meet the definition of CRE concentration as set forth in the guidelines. The Bank analyzes this concentration on a quarterly basis and monitors same through various reports it prepares. The Bank believes that it complies with the analytical and monitoring expectations as set forth in the aforementioned guidance. Furthermore, this concentration is considered in the methodology for the Allowance for Credit Losses.

(ii) In September, 2006, the federal banking agencies issued final guidance on alternative residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. The Bank believes its products and disclosures are in conformance with the requirements of the guidance.

(iii) Pursuant to the Financial Services Regulatory Relief Act of 2006, the Securities and Exchange Commission (“SEC”) and the FRB have released, as Regulation R, joint proposed rules expected to be finalized by midyear to implement exceptions provided for in the Gramm-Leach-Bliley Act (“GLBA”) for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R “push out” rules exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the Bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The proposed rules, if adopted, are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, but also expanded financial activities to the same extent as a national bank, subject to the state or FDIC requirements. However, in order to form a financial subsidiary, the Bank must be “well-capitalized”; “well-managed” and in satisfactory compliance with the Community Reinvestment Act. Further, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the Bank’s assets. The Bank must also have policies and procedures to assess financial subsidiary risk and protect the Bank from such risks and potential liabilities and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the Bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, under present law engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking.

Interstate Banking and Branching

Subject to certain size limitations under the Riegle-Neal Interstate Banking Act, bank holding companies and banks have the ability to acquire and merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 addressed accounting oversight and corporate governance matters and, among other things,

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have not had a material impact on our operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. An FRB policy statement provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action and Other Enforcement Mechanisms” below.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $128.5 million at December 31, 2006. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock and trust-preferred securities that do not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.

The federal banking agencies possess broad power under the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” to resolve the problems of insured depository institutions, including but not limited to those institutions that fall within any undercapitalized category. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well capitalized”;

•	“adequately capitalized”;

•	“undercapitalized”;

•	“significantly undercapitalized”; and

•	“critically undercapitalized.”

The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank as of December 31, 2006 are set forth below and confirm that both the Bank and the Company capital ratios exceed the minimum percentage of the federal bank regulatory agencies for being deemed “well capitalized.”

The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2006:

	As of December 31, 2006
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Leverage ratio	$469,960	7.8%	$240,389	4.0%	$229,571	3.8%
Tier 1 risk-based ratio	$469,960	12.3%	$153,081	4.0%	$316,879	8.3%
Total risk-based ratio	$499,430	13.1%	$306,164	8.0%	$193,266	5.1%

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2006:

	As of December 31, 2006
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Leverage ratio	$422,946	7.1%	$239,969	4.0%	$182,977	3.1%
Tier 1 risk-based ratio	$422,946	11.1%	$152,826	4.0%	$270,120	7.1%
Total risk-based ratio	$452,416	11.8%	$305,686	8.0%	$146,730	3.8%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. Additionally, in December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, which proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. At this time the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the compliance cost of implementing Basel II or Basel IA, as applicable, are uncertain.

Safety and Soundness Standards

In addition to measures taken under the banking agencies’ prompt corrective action authority and other capital guidelines, commercial banking organizations may be subject to potential enforcement actions by the federal and/or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. The federal banking agencies have adopted guidelines designed to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, and (vi) compensation, fees and benefits.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (BIF), the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. The enactment in February 2005 of the Federal Deposit Insurance Reform Act of 2006, or FDIRA, provided, among other things, for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA. The Bank expects to receive a one-time assessment credit that is expected to exceed any increase in assessments by the FDIC in 2007.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for a subsidiary bank would generally have a material adverse effect on the earnings of the Bank’s holding company.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured and unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the Bank. Unsecured obligations may not exceed 15% of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the Bank. At December 31, 2006, the Bank’s largest single lending relationship had an outstanding balance of $27.0 million, and consisted of a loan partially secured by first trust deeds on single family residences and commercial buildings in the Bank’s lending area which was performing in accordance with its terms.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with the loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the Bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank’s affiliate serves as investment advisor, and financial subsidiaries. Additional restrictions on transactions with affiliates may be imposed under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies. See “Capital Standards” and “Safety and Soundness Standards.”

USA Patriot Act

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

We have adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

Consumer Protection Laws and Regulations

Examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

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

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, the federal financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by the FACT Act for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

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

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

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

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of February 2005, the Bank was rated “satisfactory.”

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher priced mortgage loans for review by the federal banking agencies from a fair lending perspective. We do not expect that the HMDA data reported by the Bank will raise material issues regarding the Bank’s compliance with the fair lending laws.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions which demonstrate a pattern and practice of lax compliance are subject to the issuance of cease and desist orders and the imposition of per loan civil money penalties, up to a maximum fine which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

Due to heightened regulatory concern related to compliance with HOEPA, FACT, ECOA, TILA, FH Act, CRA, HMDA, RESPA and NFIA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Federal Home Loan Bank (“FHLB”) System

The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. FHLB members are required to own a certain amount of capital stock in the FHLB.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, we were in compliance with these requirements.

Non-bank Subsidiaries

The Company’s non-bank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies. Other non-bank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Employees

At December 31, 2006, we employed 752 persons, 522 on a full-time and 230 on a part-time basis. We believe that our employee relations are satisfactory.

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

Executive Officers

The following tables set forth certain information regarding our Executive Officers as of February 28, 2007:

Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	44
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	63
Jay W. Coleman	Executive Vice President/Sales and Service Division of the Bank	64
Edward J. Mylett, Jr.	Executive Vice President/Credit Management Division of the Bank	58
Anthony Q. Evans	Executive Vice President/Service Division of the Bank	56

Mr. Myers assumed the position of President and Chief Executive Officer of the Company and the Bank on August 1, 2006. Prior to that, Mr. Myers served as Chairman of the Board and Chief Executive Officer of Mellon First Business Bank from 2004 to 2006. From 1996 to 2003, Mr. Myers held several management positions with Mellon First Business Bank, including Executive Vice President, Regional Vice President, and Vice President/Group Manager.

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

Mr. Evans assumed the position of Executive Vice President and Service Division Manager of the Bank on December 29, 2006. Prior to that, he served as Executive Vice President and Chief Operations Officer for Mellon First Business Bank from 2005 to 2006. From 1998 to 2005, Mr. Evans served as Senior Vice President and Director of Operations for Community Bank of Pasadena.

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

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2006 our balance sheet was liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and prospects.

The types of loans in our portfolio have a higher degree of risk and a downturn in our real estate markets could hurt our business — A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, particularly in California, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 42.75% of the book value of our loan portfolio consisted of loans collateralized or secured by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

At December 31, 2006, the Bank occupied the premises for thirty-three of its offices under leases expiring at various dates from 2007 through 2020, at which time we can exercise options that could extend certain leases through 2026. We own the premises for eleven of our offices, including our data center, located in Ontario, California.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “CVBF.” The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The share prices for all periods have been restated to give retroactive effect, as applicable, to the ten percent stock dividend declared in December 2006 and paid January 19, 2007, the 5-for-4 stock split declared in December 2005, which became effective January 10, 2006, and the 5-for-4 stock split declared in December 2004, which became effective December 29, 2004. Cash dividends per share are not adjusted for these stock dividends and splits. The Company had approximately 1,944 shareholders of record as of January 5, 2007.

Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2005	$15.49	$12.80	$0.11 Cash Dividend
6/30/2005	$14.63	$12.36	$0.11 Cash Dividend
9/30/2005	$15.93	$13.12	$0.11 Cash Dividend
12/31/2005	$15.20	$12.63	$0.09 Cash Dividend
			5-for-4 Stock Split
3/31/2006	$15.60	$14.71	$0.09 Cash Dividend
6/30/2006	$15.59	$13.25	$0.09 Cash Dividend
9/30/2006	$14.24	$12.83	$0.09 Cash Dividend
12/31/2006	$14.13	$12.83	$0.085 Cash Dividend 10% Stock Dividend

For information on the ability of the Bank to pay dividends and make loans to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Risk”.

Issuer Purchases of Equity Securities

In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (without adjustment for stock dividends and splits) of our common stock. There were no repurchases made in 2006. During 2005 and 2004, we repurchased 676,033 shares and 99,504 shares of common stock under this repurchase plan, for the total price of $12.3 million and $2.0 million, respectively. As of December 31, 2006, 875,163 shares are available to be repurchased in the future under this repurchase plan.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq National Market; and (ii) a published index comprised by Hemscott, Inc. of banks and bank holding companies in the Pacific region (the industry group line depicted below).

The graph assumes an initial investment of $100 on January 1, 2002, and reinvestment of dividends through December 31, 2006. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance. On June 11, 2001, CVB Financial Corp’s common stock ceased trading on the American Stock Exchange and began trading on the Nasdaq National Market System on the following business day.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CVB FINANCIAL CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
CVB FINANCIAL CORP.	100.00	138.20	148.84	209.33	203.64	185.42
HEMSCOTT GROUP INDEX	100.00	97.03	146.95	179.40	187.88	196.02
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

Item 6.	Selected Financial Data.

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At December 31,
	2006	2005	2004	2003	2002
	( Amounts and numbers in thousands except per share amounts)

Interest Income	$316,660	$246,948	$197,702	$166,346	$154,323
Interest Expense	147,464	77,436	46,517	37,053	40,439

Net Interest Income	169,196	169,512	151,185	129,293	113,884

Provision for Credit Losses	3,000	—	—	—	—
Other Operating Income	33,258	27,505	27,907	29,989	29,018
Other Operating Expenses	95,824	90,053	89,722	77,794	66,056

Earnings Before Income Taxes	103,630	106,964	89,370	81,488	76,846
Income Taxes	31,724	36,346	27,884	28,656	27,101

NET EARNINGS	$71,906	$70,618	$61,486	$52,832	$49,745

Basic Earnings Per Common Share(1)	$0.85	$0.84	$0.74	$0.64	$0.60

Diluted Earnings Per Common Share(1)	$0.85	$0.83	$0.73	$0.63	$0.59

Cash Dividends Declared Per Common Share	$0.355	$0.420	$0.480	$0.480	$0.540

Cash Dividends paid	27,876	27,963	23,821	21,638	20,800
Dividend Pay-Out Ratio(3)	38.77%	39.60%	38.74%	40.96%	41.81%
Weighted Average Common Shares(1):
Basic	84,154,216	84,139,254	83,221,496	82,813,541	82,475,422
Diluted	84,813,875	84,911,893	84,258,933	84,408,373	84,280,226
Common Stock Data:
Common shares outstanding at year end(1)	84,281,722	84,073,227	83,416,193	82,997,315	82,304,822
Book Value Per Share(1)	$4.62	$4.08	$3.81	$3.45	$3.16
Financial Position:
Assets	$6,094,262	$5,422,971	$4,511,011	$3,854,349	$3,123,411
Investment Securities available-for-sale	2,582,902	2,369,892	2,085,014	1,865,782	1,430,599
Net Loans	3,042,459	2,640,659	2,117,580	1,738,659	1,424,343
Deposits	3,406,808	3,424,046	2,875,039	2,660,510	2,309,964
Borrowings	1,189,250	1,496,000	1,186,000	786,500	468,000
Junior Subordinated debentures	16,156	82,476	82,746	82,476	—
Stockholders’ Equity	36,477	342,877	317,483	286,721	259,821
Equity-to-Assets Ratio(2)	0.59%	6.32%	7.04%	7.44%	8.32%
Financial Performance:
Return on:
Beginning Equity	20.97%	22.24%	21.44%	20.33%	22.53%
Average Equity	19.75%	20.87%	20.33%	19.17%	20.45%
Average Assets	1.25%	1.45%	1.47%	1.54%	1.83%
Net Interest Margin (TE)	3.31%	3.86%	3.99%	4.18%	4.66%
Efficiency Ratio	48.04%	45.71%	50.10%	48.84%	46.22%

	At December 31,
	2006	2005	2004	2003	2002
	( Amounts and numbers in thousands except per share amounts)

Credit Quality:
Allowance for Credit Losses	$27,737	$23,204	$22,494	$21,282	$21,666
Allowance/Total Loans	0.90%	0.87%	1.05%	1.21%	1.50%
Total Non Performing Loans	$—	$—	$2	$548	$824
Non Performing Loans/Total Loans	0.00%	0.00%	0.00%	0.03%	0.06%
Allowance/Non Performing Loans	—	—	1,124,698%	3,884%	2,629%
Net (Recoveries)/Charge-offs	$(1,533)	$46	$(1,212)	$1,418	$1,128
Net (Recoveries)/Charge-Offs/Average Loans	-0.05%	0.00%	−0.06%	0.09%	0.09%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	7.8%	7.7%	8.3%	8.6%	7.6%
Tier 1 Capital	12.3%	11.3%	12.6%	13.2%	10.2%
Total Capital	13.1%	12.0%	13.4%	14.5%	11.2%
For the Bank:
Leverage Ratio	7.1%	7.3%	7.8%	8.6%	7.6%
Tier 1 Capital	11.1%	10.8%	11.9%	13.2%	10.2%
Total Capital	11.8%	11.5%	12.7%	14.2%	11.3%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, and the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends divided by net earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

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

Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. The flat interest rate environment has compressed our net interest margin. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.

Economic conditions in our California service area impact our business. We have seen housing slow down and this has had an impact on us by means of the slower growth in construction loans and the decrease in deposit balances from escrow companies. Unemployment remains low, but job growth is slowing.

Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches; Glendale, Bakersfield, Fresno and Madera. While we have been active in acquisitions, our desire is also to grow organically.

Our growth in loans and investments during 2006 compared with 2005 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.91% for the year ended December 31, 2006. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 3.14% for 2006, compared to 3.73% for 2005.

Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2006, was $8.6 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

Our net income increased to $71.9 million in 2006 compared with $70.6 million in 2005, an increase of $1.3 million or 1.83%. Diluted earnings per share, when restated for the ten percent stock dividend declared in December 2006, increased $0.02, from $0.83 in 2005 to $0.85 in 2006.

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

Allowance for Credit Losses:  Arriving at an appropriate level of allowance for credit losses involve a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for loan losses, see “Risk Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Net earnings	$71,906	$70,618	$61,486
Earnings per common share:
Basic(1)	$0.85	$0.84	$0.74
Diluted(1)	$0.85	$0.83	$0.73
Return on average assets	1.25%	1.45%	1.47%
Return on average shareholders’ equity	19.75%	20.87%	20.33%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, and the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004.

Earnings

We reported net earnings of $71.9 million for the year ended December 31, 2006. This represented an increase of $1.3 million, or 1.83%, over net earnings of $70.6 million for the year ended December 31, 2005. Net earnings for 2005 increased $9.1 million to $70.6 million, or 14.85%, over net earnings of $61.5 million for the year ended December 31, 2004. Diluted earnings per share were $0.85 in 2006, as compared to $0.83 in 2005, and $0.73 in 2004. Basic earnings per share were $0.85 in 2006, as compared to $0.84 in 2005, and $0.74 in 2004. Diluted and basic earnings per share have been adjusted for the effects of a ten percent dividend declared December 20, 2006 and paid on January 19, 2007, a 5-for-4 stock split declared December 21, 2005, which became effective January 10, 2006, and a 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004.

The increase in net earnings for 2006 compared to 2005 was primarily the result of an increase in other operating income, offset by a decrease in net interest margin and increase in other operating expenses. Our financial results and operations have been affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company. The increase in net earnings for 2005 compared to 2004 was also the result of an increase in net interest income offset by an increase in other operating expenses and a decrease in other operating income.

For 2006, our return on average assets was 1.25%, compared to 1.45% for 2005, and 1.47% for 2004. Our return on average stockholders’ equity was 19.75% for 2006, compared to a return of 20.87% for 2005, and 20.33% for 2004.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on its overall performance. Our balance sheet is currently liability-sensitive; meaning interest-bearing liabilities will generally reprice more quickly than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Our net interest income, after provision for credit losses totaled $166.2 million for 2006. This represented a decrease of $3.3 million, or 1.96%, from net interest income of $169.5 million for 2005. Net interest income for 2005 increased $18.3 million, or 12.12%, over net interest income of $151.2 million for 2004. The decrease in net interest income of $3.3 million for 2006 resulted from an increase of $69.7 million in interest income offset by an increase of $70.0 million in interest expense and $3.0 million increase in provision for credit losses. The increase in interest income of $69.7 million resulted from the $847.5 million increase in average earning assets and the increase in yield on earning assets to 6.05% in 2006 from 5.56% in 2005. The increase of $70.0 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 3.70% in 2006 from 2.48% in 2005, and an increase of $877.8 million in average interest-bearing liabilities.

The major reason for the decrease in net interest income was the flattening of the yield curve and its affect on our liabilities. Our interest-bearing liabilities are comprised of customer deposits and borrowings from primarily the FHLB or other correspondent banks. The borrowings are at market rates and have reset upwards as rates have risen. Our rates on customer deposits have risen also, but slower than rates on borrowings. These increases in rates have continued even though the Federal Reserve Bank has not raised the Fed Funds Target Rate since June 2006. Our deposit rates have continued to rise due to increased competition.

The increase in net interest income of $18.3 million for 2005 as compared to 2004 resulted from an increase of $49.2 million in interest income offset by a $30.9 million increase in interest expense. This increase in interest income of $49.2 million resulted from the $628.3 million increase in average earning assets and the increase in yield on earning assets to 5.56% in 2005 from 5.17% in 2004. The increase of $30.9 million in interest expense was the result of an increase in the average rate paid on interest-bearing liabilities to 2.48% in 2005 from 1.76% in 2004, and an increase of $474.7 million in average interest-bearing liabilities.

Interest income totaled $316.7 million for 2006. This represented an increase of $69.7 million, or 28.23%, compared to total interest income of $246.9 million for 2005. For 2005, total interest income increased $49.2 million, or 24.91%, from total interest income of $197.7 million for 2004. The increase in total interest income was primarily due to an increase in volume of interest earning assets and increase in interest rates in 2006, 2005, and 2004.

Interest expense totaled $147.5 million for 2006. This represented an increase of $70.0 million, or 90.43%, over total interest expense of $77.4 million for 2005. For 2005, total interest expense increased $30.9 million, or 66.47%, over total interest expense of $46.5 million for 2004.

Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;
Interest Rates and Interest Differentials

	Years Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
		(Amounts in thousands)

ASSETS
Investment Securities Taxable(1)	$1,907,713	$91,029	4.80%	$1,774,842	$76,573	4.32%	$1,631,431	$66,109	4.07%
Tax preferenced(2)	604,222	26,545	5.90%	425,877	19,078	5.99%	339,452	15,087	5.87%
Investment in FHLB stock	74,368	4,290	5.77%	64,144	2,623	4.09%	46,443	1,960	4.22%
Federal Funds Sold & Interest Bearing Deposits with other institutions	1,843	92	4.99%	8,908	253	2.84%	311	3	0.96%
Loans(3)(4)	2,811,782	194,704	6.92%	2,277,304	148,421	6.52%	1,905,145	114,543	6.01%

Total Earning Assets	5,399,928	316,660	6.05%	4,551,075	246,948	5.56%	3,922,782	197,702	5.17%
Total Non Earning Assets	365,017			318,077			269,760

Total Assets	$5,764,945			$4,869,152			$4,192,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits(5)	$1,220,441	$26,637	2.18%	$1,140,703	$13,907	1.22%	$1,042,447	$7,708	0.74%
Time Deposits	940,634	40,543	4.31%	539,433	15,001	2.78%	505,102	7,800	1.54%

Total Deposits	2,161,075	67,180	3.11%	1,680,136	28,908	1.72%	1,547,549	15,508	1.00%
Other Borrowings	1,826,532	80,284	4.40%	1,429,632	48,528	3.39%	1,087,534	31,009	2.85%

Interest Bearing Liabilities	3,987,607	147,464	3.70%	3,109,768	77,436	2.48%	2,635,083	46,517	1.76%

Non-interest bearing deposits	1,354,014			1,382,968			1,213,884
Other Liabilities	59,296			38,057			41,201
Stockholders’ Equity	364,028			338,359			302,374

Total Liabilities and Stockholders’ Equity	$5,764,945			$4,869,152			$4,192,542

Net interest income		$169,196			$169,512			$151,185

Net interest spread — tax equivalent			2.35%			3.08%			3.41%
Net interest margin			3.14%			3.73%			3.86%
Net interest margin — tax equivalent			3.31%			3.86%			3.99%
Net interest margin excluding loan fees			3.04%			3.52%			3.67%
Net interest margin excluding loan fees — tax equivalent			3.20%			3.65%			3.80%

(1)	Includes short-term interest bearing deposits with other institutions.

(2)	Non tax equivalent rate for 2006 was 4.44%, 2005 was 4.54%, and 2004 was 4.51%

(3)	Loan fees are included in total interest income as follows, (000)s omitted: 2006, $5,818, 2005, $8,003, and 2004, $7,353.

(4)	Non performing loans are included in net loans as follows, (000)s omitted: 2006, $0; 2005, $0; and 2004, $2.

(5)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.31% for 2006, compared to 3.86% for 2005, and 3.99% for 2004. The decreases in the net interest margin over the last three years are the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.

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

We did not grow our non-interest-bearing deposits in 2006 as we have in the past. This was due primarily to the competition for these types of deposits. As a result, we needed to borrow more funds, increasing our costs and decreasing our net interest income.

The decline in net interest margin is due to the cost of interest-bearing liabilities rising faster than the increase in yields on earning assets. This decline in net interest margin has been mitigated by the strong growth in the balance sheet. Average earning assets increased from $3.9 billion in 2004, to 4.6 billion in 2005, and to $5.4 billion in 2006. This represents an 18.65% increase in 2006 from 2005 and a 16.02% increase in 2005 from 2004. In addition, the Company has approximately $1.36 billion, or 40.02%, of its deposits in interest free demand deposits.

The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.35% for 2006, 3.08% for 2005, and 3.41% for 2004. The decrease in the net interest spread for 2006 as compared to 2005 resulted from a 49 basis point increase in the yield on earning assets offset by a 122 basis point increase in the cost of interest-bearing liabilities, thus generating a 73 basis point decrease in the net interest spread. The decrease in the net interest spread for 2005 resulted from a 39 basis point increase in the yield on earning assets and a 72 basis point increase in the cost of interest-bearing liabilities, thus generating a 33 basis point decrease in the net interest spread.

The yield (TE) on earning assets increased to 6.05% for 2006, from 5.56% for 2005, and reflects an increasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 46.52% in 2006 from 48.36% in 2005. The yield on loans for 2006 increased to 6.92% as compared to 6.52% for 2005 primarily as a result of the increasing interest rate environment. The yield on investments for 2006 increased to 5.06% as compared to 4.64% in 2005. The yield on loans for 2005 increased to 6.52% as compared to 6.01% for 2004. The yield on investments increased to 4.64% in 2005 as compared to 4.38% in 2004. The increase in the yield on earning assets for 2006 and 2005 was the result of higher yields on loans and investments.

The cost of average interest-bearing liabilities increased to 3.70% for 2006 as compared to 2.48% for 2005, and increased to 2.48% for 2004 as compared to 1.76% for 2004. These variations reflected a change in the mix of interest-bearing liabilities and an increasing interest rate environment in 2006 and 2005. Borrowings as a percent of interest-bearing liabilities increased to 45.81% for 2006 as compared to 45.97% for 2005 and 41.27% for 2004. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2006 increased to 3.11% as compared to 1.72% for 2005 and 1.00% for 2004, reflecting an increasing interest rate environment in 2005 and 2006. The cost of borrowings for 2006 increased to 4.40% as compared to 3.39% for 2005, and 2.85% for 2004, also reflecting the same increasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW, Money Market and TCD Accounts.

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

	Comparison of Years Ended December 31,
	2006 Compared to 2005				2005 Compared to 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Amounts in thousands)

Interest Income:
Taxable investment securities	$6,211	$8,467	$(222)	$14,456	$6,109	$4,062	$293	$10,464
Tax-advantaged securities	10,299	(383)	(2,449)	7,467	5,383	407	(1,799)	3,991
Fed funds sold & interest-bearing deposits with other institutions	(201)	192	(152)	(161)	83	6	161	250
Investment in FHLB stock	418	1,078	171	1,667	747	(60)	(24)	663
Loans	34,848	9,109	2,326	46,283	22,367	9,716	1,795	33,878

Total interest on earning assets	51,575	18,463	(326)	69,712	34,689	14,131	426	49,246

Interest Expense:
Savings deposits	973	10,951	821	12,745	727	5,004	468	6,199
Time deposits	11,153	8,253	6,121	25,527	529	6,263	409	7,201
Other borrowings	13,642	14,640	3,474	31,756	9,885	5,954	1,680	17,519

Total interest on interest-bearing liabilities	25,768	33,844	10,416	70,028	11,141	17,221	2,557	30,919

Net Interest Income	$25,807	$(15,381)	$(10,742)	$(316)	$23,548	$(3,090)	$(2,131)	$18,327

Interest and Fees on Loans

Our major source of revenue is interest and fees on loans, which totaled $194.7 million for 2006. This represented an increase of $46.3 million, or 31.18%, over interest and fees on loans of $148.4 million for 2005. For 2005, interest and fees on loans increased $33.9 million, or 29.58%, over interest and fees on loans of $114.5 million for 2004. The increase in interest and fees on loans for 2006 and 2005 reflects increases in the average balance of loans and increases in interest rates. The yield on loans increased to 6.92% for 2006, compared to 6.52% for 2005 and 6.01% 2004. Deferred loan origination fees, net of costs, totaled $10.6 million at December 31, 2006. This represented a decrease of $863,000 million, or 7.51%, from deferred loan origination fees, net of costs, of $11.5 million at December 31, 2005.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2006, 2005, and 2004. For 2006 and 2005 we had no non-performing loans. For 2004, our non-performing loans were less than $2,000. As a result, the interest which would have been collected was de minimus.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $5.8 million for 2006, $8.0 million for 2005 and $7.4 million for 2004.

Table 3 summarizes loan fee activity for the Bank for the years indicated.

	2006	2005	2004
	(Amounts in thousands)

Fees Collected	$5,261	$10,634	$14,513
Fees and costs deferred	(2,376)	(7,342)	(11,224)
Accretion of deferred fees and costs	2,933	4,711	4,064

Total fee income reported	$5,818	$8,003	$7,353

Deferred net loan origination fees at end of year	$10,624	$10,766	$9,266

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $117.6 million for 2006. This represented an increase of $21.9 million, or 22.92%, over interest on investments of $95.7 million for 2005. For 2005, interest on investments increased $14.5 million, or 17.80%, over interest on investments of $81.2 million for 2004. The increase in interest on investments for 2006 and 2005 reflected increases in the average balance of investments and an increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 5.06% for 2006, compared to 4.64% for 2005 and 4.38% for 2004.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deduced to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. As such, we made a provision for credit losses of $3.0 million in 2006. We did not make a provision for credit losses during 2005 and 2004. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of December 31, 2006 and 2005 was 0.90% and 0.87%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. The net recoveries totaled $1.5 million in 2006, net charge-offs totaled $46,000 in 2005, and net recoveries totaled $1.2 million in 2004. See “Risk Management — Credit Risk” herein.

Other Operating Income

The components of other operating income were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Service charges on deposit accounts	$13,080	$13,251	$13,663
Financial Advisory services	7,385	6,652	6,054
Bankcard services	2,486	2,453	1,781
BOLI Income	3,051	2,797	2,432
Other	6,199	4,668	5,058
Gain/(Loss) on sale of securities, net	1,057	(46)	5,219
Impairment charge on investment securities	—	(2,270)	(6,300)

Total other operating income	$33,258	$27,505	$27,907

Other operating income, including realized gains on the sales of investment securities, totaled $33.3 million for 2006. This represents an increase of $5.8 million, or 20.91%, over other operating income, including loss on the sales of investment securities, of $27.5 million for 2005. During 2005, other operating income, including realized losses on the sales of investment securities, decreased $402,000 or 1.44%, from other operating income, including realized gains on the sales of investment securities and real estate, of $27.9 million for 2004.

Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.67% for 2006, as compared to 13.96% for 2005 and 15.58% for 2004.

Service charges on deposit accounts totaled $13.1 million in 2006. This represented a decrease of $171,000 or 1.29% from service charges on deposit accounts of $13.3 million in 2005. Service charges for demand deposit (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the decrease in service charges on deposit accounts in 2006 was the higher average demand deposit balances that resulted in a higher account earnings allowance, which offsets services charges and the implementation of a revised service charge schedule. Service charges on deposit accounts in 2005 decreased $412,000, or 3.02% from service charges on deposit accounts of $13.7 million in 2004. Service charges on deposit accounts represented 39.33% of other operating income in 2006, as compared to 48.18% in 2005 and 48.96% in 2004.

Financial Advisory Services Group consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. Financial Advisory Services Group generated fees of $7.4 million in 2006. This represents an increase of $733,000, or 11.02% over fees generated of $6.7 million in 2005. The increase is primarily due to an increase in assets under administration of $3.1 billion. Fees generated by Financial Advisory Services Group represented 22.20% of other operating income in 2006, as compared to 24.19% in 2005 and 21.69% in 2004.

Bankcard Services, which provides merchant bankcard services, generated fees totaling $2.5 million in 2006. This represented an increase of $33,000, or 1.34% over fees generated of $2.5 million in 2005. Bankcard fees in 2005 increased by $672,000, or 37.73% over fees generated of $1.8 million in 2004. The increases are primarily due to growth of the transaction volumes with our customer base and the controlling of costs in processing these transactions. Fees generated by Bankcard represented 7.48% of other operating income in 2006, as compared to 8.92% in 2005 and 6.38% in 2004.

Bank Owned Life Insurance (“BOLI”) income totaled $3.1 million in 2006. This represents an increase of $254,000, or 9.08%, over BOLI income generated of $2.8 million for 2005. BOLI income in 2005 increased $365,000, or 14.99% over BOLI income generated of $2.4 million for 2004. The increase in BOLI income in 2006 compared with 2005 was due to the purchase of $25.0 million in BOLI in September 2006.

Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $6.2 million in 2006. This represented an increase of $1.5 million, or 32.80% over other fees and income generated of $4.7 million in 2005. The increase in 2006 is primarily due to the gain on sale of the Arcadia and former Data Center buildings of $726,000 and a legal settlement of $750,000. Other fees and income in 2005 decreased by $390,000, or 7.72% from fees generated of $5.1 million in 2004. This decrease is primarily due to decrease of volume in other banking service fees.

The impairment charge on investment securities was $2.3 million in 2005 and $6.3 million in 2004. These charges were due to two issues of Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock which were determined to be other-than-temporarily impaired. These securities pay dividends based on LIBOR and perform like a bond. Since there was a loss of value that was deemed to be other-than-temporary, we charged $6.3 million against the earnings in the first quarter of 2004 to adjust for the impairment of the two issues of preferred stock.

We wrote these same securities down by an additional $2.3 million at December 31, 2005. Although these securities reset with LIBOR (one issue resets to the 3-month LIBOR rate every three months and the other resets to the 12-month LIBOR every twelve months), the market value of the Freddie Mac preferred stock has not recovered accordingly.

During the third quarter of 2006, we sold all of our shares of Freddie Mac Preferred Stock at a net gain of $1.1 million based on our book values after write downs of $8.6 million in prior periods.

The sales of securities generated a realized gain of $1.1 million in 2006 and a realized loss of $46,000 in 2005 and a realized gain of $5.2 million in 2004. The gains/losses on sales of securities in prior years were primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.

Other Operating Expenses

The components of other operating expenses were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Salaries and employee benefits	$50,509	$51,535	$47,292
Occupancy	8,572	8,327	7,891
Equipment	7,025	7,578	8,003
Stationery and supplies	6,492	5,569	4,987
Professional services	5,896	4,268	4,776
Promotion	6,251	5,835	5,148
Amortization of Intangibles	2,353	2,061	1,185
Other	8,726	4,880	10,440

Total other operating expenses	$95,824	$90,053	$89,722

Other operating expenses totaled $95.8 million for 2006. This represents an increase of $5.8 million, or 6.41%, over other operating expenses of $90.1 million for 2005. During 2005, other operating expenses increased $330,000, or 0.37%, over other operating expenses of $89.7 million for 2004.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.66% for 2006, compared to 1.85% for 2005, and 2.14% for 2004. The decrease in the ratio indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2006, the efficiency ratio was 48.04%, compared to 45.71% for 2005 and 50.10% for 2004.

Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $50.5 million for 2006. This represented a decrease of $1.0 million, or 1.99%, from salaries and related expenses of $51.5 million for 2005. Salary and related expenses increased $4.2 million, or 8.97%, over salaries and related expenses of $47.3 million for 2004. At December 31, 2006, we employed 752 persons, 522 on a full-time and 230 on a part-time basis, this compares to 719 persons, 493 on a full-time and 226 on a part-time basis at December 31, 2005, and 674 persons, 472 on a full-time and 202 on a part-time basis at December 31, 2004. The increases primarily resulted from increased staffing levels as a result the overall growth of the Company. Salaries and related expenses as a percent of average assets decreased to 0.88% for 2006, compared to 1.23% for 2005, and 1.13% for 2004. The decrease in 2006 was primarily due to higher deferred loan origination costs. The Company adopted the provisions of SFAS 123R on January 1, 2006. For further information, see Notes 1 and 15 of the Notes to the Consolidated Financial Statements included in this report.

Stationery and supplies expense totaled $6.5 million for 2006, compared to $5.6 million in 2005 and $5.0 million in 2004. The increase was primarily due to the overall internal growth of the business.

Professional services totaled $5.8 million for 2006. This represented an increase of $1.6 million or 38.13%, over expense of $4.3 million for 2005. The increase was primarily due to professional expenses incurred for recruitment of new associates and legal fees due to outstanding litigation. For 2005, professional services decreased $507,000, or 10.62%, from expense of $4.8 million for 2004.

Promotion expense totaled $6.3 million for 2006. This represented an increase of $416,000, or 7.14%, over expense of $5.8 million for 2005. Promotion expense increased in 2005 by $687,000, or 13.34%, over expense of $5.1 million for 2004. The increase in promotional expenses was primarily associated with increases in advertising expense as we expand our market area.

Other operating expenses totaled $8.7 million for 2006. This represented an increase of $3.8 million, or 78.81%, over expense of $4.9 million for 2005. The increase in 2006 was primarily due to the reversal of our prior accrual for the settlement of a robbery loss of $2.6 in first quarter of 2005 and increases in third-party data processing and loan expenses during 2006. Other operating expenses decreased for 2005 by $5.6 million, or 53.26%, from an expense of $10.4 million for 2004. The decrease in 2005 was primarily due to the estimated robbery loss of $2.3 million in 2004 and the income from the settlement of robbery loss of $2.6 in first quarter of 2005.

Results of Segment Operations

The following table summarizes consolidated pre-tax income by segment:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Business Financial Centers	$135,072	$105,434	$73,565
Treasury	6,103	19,306	41,690
Other	(37,545)	(17,776)	(25,885)

Consolidated Pre-tax Income	$103,630	$106,964	$89,370

Business Financial Centers

The Business Financial Centers reported pre-tax income of $135.1 million for the year ended December 31, 2006. This represented an increase of 29.6 million, or 28.11%, over pre-tax income of $105.4 million for the year ended December 31, 2005. Pre-tax income for 2005 increased $28.9 million to $105.4 million, or 37.71%, over pre-tax income of $76.6 million for 2004.

Treasury

The Treasury department reported pre-tax income of $6.1 million for the year ended December 31, 2006. This represented a decrease $13.2 million, or 68.4%, from pre-tax income of $19.3 million for the year ended December 31, 2005. Pre-tax income for 2005 decreased $22.4 million to $19.3 million, or 53.69%, from pre-tax income of $41.7 million for 2004.

Other

The Company’s administration and other operating department reported pre-tax loss of $37.5 million for the year ended December 31, 2006. This represented an increase of $19.8 million, or 111.2%, over pre-tax loss of $17.8 million for the year ended December 31, 2005. Pre-tax loss for 2005 decreased $8.1 million to $17.8 million, or 31.3%, from pre-tax loss of $25.9 million for 2004.

Income Taxes

Our effective tax rate for 2006 was 30.61%, compared to 33.98% for 2005, and 31.20% for 2004. The effective tax rates are below the statutory combined Federal and State tax rate of 42.0% as a result of tax preference income from certain investments for each period. The majority of tax preference income is derived from municipal securities and leases.

Subsequent Event

On February 8, 2007, we announced the execution of a definitive merger agreement to acquire First Coastal Bancshares and First Coastal Bank (First Coastal”). First Coastal is headquartered in Manhattan Beach, California and has four offices. These offices will become offices of Citizens Business Bank following completion of the merger. As of December 31, 2006, First Coastal has $238 million in assets, $157 million in loans, and $190 million in deposits. The purchase price is $35 million. One half of the purchase price is payable in cash and the balance will be paid through the issuance of CVB common stock.

On February 21, 2007, the Board of Directors of the Company approved the repurchase of an additional 2.0 million shares of the Company common stock. The Company has 775,163 shares left to be repurchased from its October 2001 authorization. The total number of shares to be repurchased as of February 21, 2007 was 2,775,163 shares.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.1 billion at December 31, 2006. This represented an increase of $671.3 million, or 12.38%, over total assets of $5.4 billion at December 31, 2005.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2006, 2005, and 2004, and the maturity distribution of the investment securities portfolio at December 31, 2006. At December 31, 2006, we reported total investment securities of $2.58 billion. This represents an increase of $213.0 million, or 8.99%, over total investment securities of $2.37 billion at December 31, 2005.

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2006, securities held as available-for-sale had a fair market value of $2.58 billion, representing 100.00% of total investment securities with an amortized cost of $2.61 billion. At December 31, 2006, the net unrealized holding loss on securities available-for-sale was $22.8 million that resulted in accumulated other comprehensive loss of $13.2 million (net of $9.6 million in deferred taxes).

The composition of the investment portfolio at December 31, 2006 consists of the following:

	Maturing
		Weighted	After one Year	Weighted	After five	Weighted		Weighted	Balance as of	Weighted
	One Year	Average	through Five	Average	Years through	Average	After Ten	Average	December 31,	Average	% to
	or Less	Yield	Years	Yield	Ten Years	Yield	Years	Yield	2006	Yield	Total

U.S. Treasury Obligations	$—	0.00%	$970	4.83%	$—	0.00%	$—	0.00%	$970	4.83%	0.04%
Government agency and government-sponsored enterprises	9,032	3.14%	59,268	4.90%	—	0.00%	—	0.00%	$68,300	4.67%	2.65%
Mortgage-backed securities	1,115	4.91%	893,881	4.40%	182,374	5.24%	480	5.81%	$1,077,850	4.54%	41.77%
CMO/REMICs	14,591	2.46%	754,910	4.82%	17,770	5.50%	—	0.00%	$787,271	4.79%	30.51%
Municipal bonds(1)	8,771	4.38%	187,521	5.26%	207,782	4.23%	241,711	4.13%	$645,785	4.48%	25.03%

TOTAL	$33,509	3.22%	$1,896,550	4.66%	$407,926	4.74%	$242,191	4.13%	$2,580,176	4.61%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 5.90%.

The above table excludes securities without stated maturities. The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMICs whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/REMICs will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgages-backed securities and CMO/REMICs are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discount of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average yield (TE) on the investment portfolio at December 31, 2006 was 4.61% with a weighted-average life of 4.7 years. This compares to a yield of 4.46% at December 31, 2005 with a weighted-average life of 4.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Composition of the Fair Value of Securities Available-for-Sale:

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in thousands)

U.S. Treasury Obligations	$970	0.04%	$497	0.02%	$496	0.02%
Government agency and government- sponsored enterprises	68,300	2.64%	54,089	2.28%	18,757	0.90%
Mortgage-backed securities	1,077,851	41.73%	1,184,608	49.99%	1,360,334	65.25%
CMO/REMICs	787,270	30.48%	609,912	25.74%	345,627	16.58%
Municipal bonds	645,785	25.00%	463,900	19.57%	306,577	14.70%
FHLMC Preferred Stock	—	—	56,070	2.37%	52,705	2.53%
Other securities	2,726	0.11%	816	0.03%	518	0.02%

TOTAL	$2,582,902	100.00%	$2,369,892	100.00%	$2,085,014	100.00%

Approximately 97.09% of securities issued by the U.S. government or U.S. government agencies guarantee payment of principal and interest.

Composition of the Fair Value and Gross Unrealized Losses of Securities
Available-for-Sale:

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	457	53,141	502
Mortgage-backed securities	74,274	388	880,162	27,175	954,436	27,563
CMO/REMICs	53,681	241	454,693	6,386	508,374	6,627
Municipal bonds	276,512	3,474	60,065	1,382	336,577	4,856

	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down would be accounted for as a realized loss. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements.

Loans

At December 31, 2006, the Company reported total loans, net of deferred loan fees, of $3.07 billion. This represents an increase of $406.3 million, or 15.25%, over total loans of $2.66 billion at December 31, 2005.

Table 4 presents the distribution of our loan portfolio at the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Commercial and Industrial(1)	$1,050,189	$980,602	$905,139	$856,373	$667,316
Real Estate
Construction	299,112	270,436	235,849	156,287	105,486
Mortgage(1)	1,141,322	877,481	553,078	388,626	396,707
Consumer, net of unearned discount	54,125	59,801	51,187	44,645	26,750
Municipal Lease Finance Receivables	126,393	108,832	71,675	37,866	17,852
Auto and equipment leases	51,420	39,442	34,753	28,497	21,193
Dairy and Livestock	358,259	338,035	297,659	255,039	214,849

Gross Loans	3,080,820	2,674,629	2,149,340	1,767,333	1,450,153

Less:
Allowance for Credit Losses	27,737	23,204	22,494	21,282	21,666
Deferred Loan Fees	10,624	10,765	9,266	7,392	4,144

Total Net Loans	$3,042,459	$2,640,660	$2,117,580	$1,738,659	$1,424,343

(1)	Included in Commercial and Industrial and Real Estate Mortgage loans are loans totaling $115.0 million for 2006, $102.5 million for 2005, $94.9 million for 2004, $79.8 million for 2003, and $70.9 million for 2002 that represent loans to agricultural concerns for commercial or real estate purposes.

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

Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2006. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2006

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total
	(Amounts in thousands)

Types of Loans:
Commercial and industrial(1)	$202,643	$323,555	$1,364,776	$1,890,974
Construction	273,695	3,307	22,110	299,112
Agribusiness	240,028	117,974	257	358,259
Other	10,604	90,567	431,304	532,475

	$726,970	$535,403	$1,818,447	$3,080,820

Amount of Loans based upon:
Fixed Rates	$23,702	$206,207	$956,395	$1,186,304
Floating or adjustable rates	703,268	329,196	862,052	1,894,516

	$726,970	$535,403	$1,818,447	$3,080,820

(1)	Includes approximately $840.8 million in fixed rate commercial real estate loans. These loans are classified as real estate mortgage loans for the financial statements, but are accounted for as commercial and industrial loans on the Company’s books.

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, real property as collateral is not the primary source of repayment but has been taken as an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern California, our real estate loan collateral is concentrated in this region. At December 31, 2006, substantially all of our loans secured by real estate were collateralized by properties located in Southern California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Non-performing Assets

Non-performing assets include non-performing loans, nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans (see “Risk Management — Credit Risk” herein). We had no non-performing loans at December 31, 2006 and 2005. In addition, there were no loans classified as impaired at December 31, 2006 and 2005. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.

At December 31, 2006 and 2005, we had no loans on which interest was no longer accruing (nonaccrual). Loans are put on nonaccrual after 90 days of non-performance. They can also be put on nonaccrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed out. The Bank allocates specific reserves which are included in the allowance for credit losses for potential losses on nonaccrual loans.

A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. At December 31, 2006, and 2005 we had no loans that were classified as restructured.

Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

TABLE 6 — Non-Performing Assets

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Nonaccrual loans	$—	$—	$2	$548	$190
Loans past due 90 days or more	—	—	—	—	634
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	—	—	—	—	—

Total nonperforming assets	$—	$—	$2	$548	$824

Percentage of nonperforming assets to total loans outstanding & OREO	0.00%	0.00%	0.00%	0.03%	0.06%

Percentage of nonperforming assets to total assets	0.00%	0.00%	0.00%	0.01%	0.03%

Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

At December 31, 2006, and 2005 the Company held no properties as other real estate owned.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.

We reported total deposits of $3.41 billion at December 31, 2006. This represented a decrease of $17.2 million, or 0.50%, from total deposits of $3.42 billion at December 31, 2005.

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 40.02% of total deposits as of December 31, 2006 and 43.53% of total deposits as of December 31, 2005. Non-interest-bearing demand deposits totaled $1.36 billion at December 31, 2006. This represented a decrease of $127.2 million, or 8.53%, from total non-interest-bearing demand deposits of $1.49 billion at December 31, 2005.

Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2006.

Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)

3 months or less	$557,091
Over 3 months through 6 months	139,924
Over 6 months through 12 months	11,012
Over 12 months	25,628

Total	$733,655

Other Borrowed Funds

To achieve the desired growth in earning assets we fund that growth through generating a source of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 38.65% at December 31, 2006, as compared to 30.50% at December 31, 2005.

During 2006, 2005 and 2004, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $887.9 million, $830.0 million and $226.0 million under these agreements at December 31, 2006, 2005 and 2004, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2006, 2005 and 2004, we entered into an overnight agreement with certain financial institutions and our customers to borrow an aggregate of $301.4 million, $86.0 million and $130.0 million, respectively. We maintained cash deposits with the financial institutions as collateral for these borrowings. The increase was primarily due to funding for the growth of earning assets.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2006, total funds borrowed under these agreements were $344.4 million. These amounts are included in short-term borrowings on the Company’s consolidated balance sheet.

The following table summarizes the short-term borrowings:

	Federal Funds
	Purchased and	Other
	Repurchase	Short-Term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2006
Amount outstanding	$301,350	$887,900	$1,189,250
Weighted-average interest rate	5.08%	4.28%	4.49%
For the year ended December 31, 2006
Highest amount at month-end	$301,350	$1,677,000	$1,978,350
Daily-average amount outstanding	$101,756	$1,295,704	$1,397,460
Weighted-average interest rate	5.06%	3.90%	3.99%
At December 31, 2005
Amount outstanding	$86,000	$830,000	$916,000
Weighted-average interest rate	4.14%	3.35%	3.42%
For the year ended December 31, 2005
Highest amount at month-end	$107,000	$830,000	$937,000
Daily-average amount outstanding	$71,484	$778,137	$849,621
Weighted-average interest rate	3.21%	2.97%	2.99%
At December 31, 2004
Amount outstanding	$130,000	$226,000	$356,000
Weighted-average interest rate	2.27%	2.14%	2.19%
For the year ended December 31, 2004
Highest amount at month-end	$130,000	$447,000	$577,000
Daily-average amount outstanding	$84,586	$328,156	$412,742
Weighted-average interest rate	1.35%	1.75%	1.67%

During 2006 and 2005, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $950.0 million and $580.0 million under these agreements at December 31, 2006 and 2005, with weighted-average interest rates of 5.3% and 3.6% in 2006 and 2005 respectively. We had an average outstanding balance of $319.0 million and $493.5 million as of December 31, 2006 and 2005, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.

At December 31, 2006, borrowed funds totaled $2.1 billion. This represented an increase of $644.1 million, or 42.87%, over total borrowed funds of $1.50 billion at December 31, 2005. For 2005, total borrowed funds increased $310.0 million, or 26.14%, over a balance of $1.19 billion at December 31, 2004. The maximum outstanding at any month-end was $2.08 billion during 2006, $1.50 billion during 2005, and $1.19 billion during 2004.

At December 31, 2006, junior subordinated debentures totaled $108.3 million, an increase of $25.8 million, or 31.25%, over junior subordinated debentures of $82.5 million at December 31, 2005. The increase was due to the issuance of an additional $25.8 million in junior subordinated debentures in 2006.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2006:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Amounts in thousands)

2006
Deposits	$3,406,808	$3,375,399	$18,411	$9,545	$3,453
FHLB and Other Borrowings	2,139,250	1,189,250	850,000	100,000	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	7,946	751	1,582	1,606	4,007
Operating Leases	18,489	4,580	6,303	2,985	4,621

Total	$5,680,730	$4,569,967	$876,296	$114,136	$120,331

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

FHLB and Other Borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, Treasury, Tax and Loan amounts.

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

Off-Balance Sheet Arrangements

At December 31, 2006, we had commitments to extend credit of approximately $680.6 million, obligations under letters of credit of $64.8 million and available lines of credit totaling $1.31 billion from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The following table summarizes the off-balance sheet items:

		Maturity by Period
			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Year	Years	Years
	(Amounts in thousands)
2006
Commitment to extend credit	680,575	244,383	38,243	51,512	346,437
Obligations under letters of credit	64,810	47,776	17,034	—	—

Total	$745,385	$292,159	$55,277	$51,512	$346,437

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2006, the Bank’s loan to deposit ratio averaged 79.99%, compared to an average ratio of 74.35% for 2005 and 68.99% for 2004.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rent paid by a third party on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2006, approximately $128.5 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. As of December 31, 2006, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $70.9 million for 2006, $89.1 million for 2005, and $75.7 million for 2004. The decrease in 2006 compared to 2005 was primarily the result of the decrease in net interest income as a result of the higher yields on interest-bearing deposits and borrowings.

Cash used in investing activities totaled $680.7 million for 2006, compared to $761.4 million for 2005 and $695.4 million for 2004. The funds used for investing activities primarily represented increases in investments and loans for each year reported. Funds obtained from investing activities for each year were obtained primarily from the sale and maturity of investment securities.

Funds provided by financing activities totaled $626.0 million for 2006, compared to $718.0 million for 2005 and $592.1 million for 2004. The decrease in 2006 compared to 2005 was primarily the result of a decrease in transaction deposits and repayment of borrowings, offset by advances from FHLB, issuance of junior subordinated debt, and repurchase agreements.

At December 31, 2006, cash and cash equivalents totaled $146.4 million. This represented an increase of $16.3, or 12.50%, over a total of $130.1 million at December 31, 2005.

Capital Resources

Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

Total stockholders’ equity was $389.3 million at December 31, 2006. This represented an increase of $46.5 million, or 13.55%, over total stockholders’ equity of $342.9 million at December 31, 2005. For 2005, total stockholders’ equity increased $25.4 million, or 8.0%, over total stockholders’ equity of $317.5 million at December 31, 2005.

The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2006.

	As of December 31, 2006
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Leverage ratio	$469,960	7.8%	$240,389	4.0%	$229,571	3.8%
Tier 1 risk-based ratio	469,960	12.3%	153,081	4.0%	316,879	8.3%
Total risk-based ratio	499,430	13.1%	306,164	8.0%	193,266	5.1%

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2006.

	As of December 31, 2006
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Leverage ratio	$422,946	7.1%	$239,969	4.0%	$182,977	3.1%
Tier 1 risk-based ratio	422,946	11.1%	152,826	4.0%	270,120	7.1%
Total risk-based ratio	452,416	11.8%	305,686	8.0%	146,730	3.8%

For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2006, we had an unrealized loss on investment securities net of taxes of $13.2 million, compared to an unrealized loss net of taxes of $13.4 million at December 31, 2005.

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

During 2006, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.355 per share for the full year. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

In October 2001, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares (without adjustment to reflect stock dividends and splits) of our common stock. During 2006, we did not repurchase any shares of common stock. During 2005 and 2004, we repurchased 676,033 and 99,504, shares of common stock, for the total price of $12.3 million and $2.0 million, respectively. As of December 31, 2006, 875,163 shares are available to be repurchased in the future under this repurchase plan.

RISK MANAGEMENT

We have adopted a Risk Management Plan and a Risk Management Committee of the Board to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Bank to one or more of these risks.

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

Central to the first phase and our credit risk management is the loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

Loans are risk rated into the following categories: Impaired, Doubtful, Substandard, Special Mention and Pass. Each of these groups is assessed for the appropriate amount to be used in determining the adequacy of our allowance for losses. While each loan is looked at annually to determine its proper classification, the Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.

The Bank began a credit review function engaging an outside party to review our loans. This was done in the last quarter of 2006 and will be performed quarterly in the upcoming year. The purpose of this review, amoung others, is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.

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

We maintain an allowance for inherent credit losses that is recorded as a provision for credit losses and charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We recorded a $3.0 million provision for credit losses for 2006. We did not record a provision for credit losses for 2005 and 2004.

At December 31, 2006, we reported an allowance for credit losses of $27.7 million. This represents an increase of $4.5 million, or 19.54%, over the allowance for credit losses of $23.2 million at December 31, 2005. During 2006, we recorded a provision for credit losses of $3.0 million and net recoveries of $1.5 million. At December 31, 2005, we reported an allowance for credit losses of $23.2 million. This represented an increase of $710,000, or 3.16%, over the allowance for credit losses of $22.5 million at December 31, 2004. During the year 2005, we did not make a provision for credit losses. The increase of $710,000 was due to the allowance for credit losses in the acquisition of Granite State Bank of $756,000, offset by net charge-offs of $46,000. (See Table 8 — Summary of Credit Loss Experience.)

At December 31, 2006 and 2005, we had no impaired or non-performing loans.

For 2006, total loans charged-off were $200,000, offset by the recoveries of loans previous charged-off of $1.7 million resulting in net recoveries of $1.5 million. For 2005, total loans charge-off were $1.4 million, offset by the recoveries of loans previously charged-off of $1.3 million resulting in net charge-offs of $46,000.

Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 8 — Summary of Credit Loss Experience

	As of and For Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Amount of Total Loans at End of Period(1)	$3,070,196	$2,663,863	$2,140,074	$1,759,941	$1,446,009

Average Total Loans Outstanding(1)	$2,811,782	$2,277,304	$1,905,145	$1,529,944	$1,247,384

Allowance for Credit Losses at Beginning of Period	$23,204	$22,494	$21,282	$21,666	$20,469

Loans Charged-Off:
Real Estate	—	780	1,002	982	41
Commercial and Industrial	90	243	943	1,507	2,048
Lease Finance Receivables	79	91	110	396	—
Consumer Loans	31	266	265	132	320

Total Loans Charged-Off	200	1,380	2,320	3,017	2,409

	As of and For Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Recoveries:
Real Estate Loans	1,140	572	775	336	1,062
Commercial and Industrial	400	543	2,558	889	176
Lease Finance Receivables	82	101	86	262	—
Consumer Loans	111	118	113	112	43

Total Loans Recovered	1,733	1,334	3,532	1,599	1,281

Net Loans Charged-Off (Recovered)	(1,533)	46	(1,212)	1,418	1,128

Provision Charged to Operating Expense	3,000	—	—	—	—

Adjustments Incident to Mergers and reclassifications	—	756	—	1,034	2,325

Allowance for Credit Losses at End of period	$27,737	$23,204	$22,494	$21,282	$21,666

Net Loans Charged-Off (Recovered) to Average Total Loans	−0.05%	0.00%	−0.06%	0.09%	0.09%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	−0.05%	0.00%	−0.06%	0.08%	0.08%
Allowance for Credit Losses to Average Total Loans	0.99%	1.02%	1.18%	1.39%	1.74%
Allowance for Credit Losses to Total Loans at End of Period	0.90%	0.87%	1.05%	1.21%	1.50%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	−5.53%	0.20%	−5.39%	6.66%	5.21%
Net Loans Recovered to Provision for Credit Losses	−51.10%	—	—	—	—

(1)	Net of deferred loan origination fees.

While we believe that the allowance at December 31, 2006, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

	December 31,
	2006		2005		2004		2003		2002
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category
	(Amounts in thousands)

Real Estate	$9,905	46.8%	$10,536	42.7%	$7,214	36.6%	$3,892	30.8%	$4,158	34.6%
Commercial and Industrial	17,215	51.5%	15,408	49.2%	16,232	55.8%	15,508	62.9%	16,020	60.9%
Consumer	297	1.7%	224	8.1%	126	7.6%	149	6.3%	202	4.5%
Unallocated	320		(2,964)		(1,078)		1,733		1,286

Total	$27,737	100.0%	$23,204	100.0%	$22,494	100.0%	$21,282	100.0%	$21,666	100.0%

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

The table below provides the actual balances as of December 31, 2006 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2006, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	Balance	Average					Five Years	Estimated
	December 31,	Rate	One Year	Two Years	Three Years	Four Years	and Beyond	Fair Value
			(Amounts in thousands)

2006
Interest-Earning Assets
Investment securities available for sale(1)	$2,580,176	4.61%	$20,127	$104,982	$824,102	$564,818	$1,066,147	$2,580,176
Loans and lease finance receivables, net	3,042,459	6.92%	726,970	210,938	104,330	101,835	1,898,386	3,041,813

Total interest earning assets	$5,622,635		$747,097	$315,920	$928,432	$666,653	$2,964,533	$5,621,989

Interest-Bearing Liabilities
Interest-bearing deposits	$2,043,397	3.11%	$2,011,988	$17,439	$972	$9,332	$3,666	2,041,416
Demand note to U.S. Treasury	7,245	4.34%	7,245	—	—	—	—	7,245
Borrowings	2,139,250	4.27%	1,189,250	850,000	—	—	100,000	2,137,099
Junior subordinated debentures	108,250	6.51%	—	—	—	—	108,250	132,293

Total interest-bearing liabilities	$4,298,142		$3,208,483	$867,439	$972	$9,332	$211,916	$4,318,053

(1)	Excludes securities with no maturity dates.

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

TABLE 10 — Asset and Liability Maturity/Repricing Gap

		Over	Over
	90 Days	90 Days to	180 Days to	Over
	or Less	180 Days	365 Days	365 Days	Total
	(Amounts in thousands)

2006
Earning Assets:
Investment Securities at carrying value	$140,153	$152,523	$214,686	$2,075,540	$2,582,902
Total Loans	1,003,580	$157,742	$281,823	$1,599,314	3,042,459

Total	$1,143,733	$310,265	$496,509	$3,674,854	$5,625,361
Interest Bearing Liabilities
Savings Deposits	$780,720	$—	$—	$434,699	$1,215,419
Time Deposits	596,882	$128,776	$71,080	$31,240	827,978
Demand Note to U.S. Treasury	7,245				7,245
Other Borrowings	1,234,250	$85,000	$120,000	$700,000	2,139,250
Junior subordinated debentures	—	—	—	108,250	108,250

Total	2,619,097	213,776	191,080	1,274,189	4,298,142

Period GAP	$(1,475,364)	$96,489	$305,429	$2,400,665	$1,327,219

Cumulative GAP	$(1,475,364)	$(1,378,875)	$(1,073,446)	$1,327,219

2005
Earning Assets:
Interest-bearing deposits with other institution	$1,883	$—	$—	$—	$1,883
Investment Securities at carrying value	109,526	104,448	230,582	1,925,336	2,369,892
Total Loans	828,783	157,485	281,538	1,372,853	2,640,659

Total	$940,192	$261,933	$512,120	$3,298,189	$5,012,434
Interest Bearing Liabilities
Savings Deposits	$717,585	$—	$—	$432,671	$1,150,256
Time Deposits	477,617	106,864	160,746	37,950	783,177
Demand Note to U.S. Treasury	6,433	—	—	—	6,433
Other Borrowings	361,000	35,000	520,000	580,000	1,496,000
Junior subordinated debentures	—	—	—	82,476	82,476

Total	1,562,635	141,864	680,746	1,133,097	3,518,342

Period GAP	$(622,443)	$120,069	$(168,626)	$2,165,092	$1,494,092

Cumulative GAP	$(622,443)	$(502,374)	$(671,000)	$1,494,092

Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2006, and 2005. We had a negative cumulative 180-day gap of $1.38 billion and a negative cumulative 365-days gap of $1.07 billion at December 31, 2006. This represented an increase of $876.5 million, or 174 times, over the 180-day cumulative negative gap of $502.4 million at December 31, 2005. In theory, this would indicate that at December 31, 2006, $1.38 billion more in assets than liabilities would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2006 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $1.87 billion, or 72.21%, of the total investment portfolio at December 31, 2006 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following reflects our net interest income sensitivity analysis as of December 31, 2006:

Simulated	Estimated Net Interest
Rate Changes	Income Sensitivity

+ 200 basis points	(3.41% )
− 200 basis points	6.70%

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

In general, transaction risk is defined as high, medium or low by the internal auditors during the audit process. The audit plan ensures that high risk areas are reviewed at least annually. We utilize a third party audit firm to provide internal audit services.

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

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, Recent Accounting Pronouncements, in the accompanying notes to the consolidated financial statements.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing at 9A(2) below.

2) Auditor attestation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CVB Financial Corp.
Ontario, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CVB Financial Corp. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company, and our report dated February 28, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Pasadena, California
February 28, 2007

3) Changes in Internal Control over Financial Reporting

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

During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governace

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

The following table summarizes information as of December 31, 2006 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise	Weighted-average	Future Issuance Under
	of Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	( excluding securities
Plan Category	Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )

Equity compensation plans approved by security holders	2,398,359	$9.91	3,970,618
Equity compensation plans not approved by security holders	—	—	—

Total	2,398,359	$9.91	3,970,618

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independce

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

Exhibits

See Index to Exhibits at Page 96 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2007.

Cvb Financial Corp.

By:	/s/ Christopher D. Myers
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Borba George A. Borba	Chairman of the Board	February 28, 2007

/s/ John A. Borba John A. Borba	Director	February 28, 2007

/s/ Ronald O. Kruse Ronald O. Kruse	Vice Chairman	February 28, 2007

/s/ Robert M. Jacoby Robert M. Jacoby	Director	February 28, 2007

/s/ James C. Seley James C. Seley	Director	February 28, 2007

/s/ San E. Vaccaro San E. Vaccaro	Director	February 28, 2007

/s/ D. Linn Wiley D. Linn Wiley	Vice Chairman	February 28, 2007

/s/ Christopher D. Myers Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Edward J. Biebrich, Jr. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Amounts in thousands)

ASSETS
Investment securities available-for-sale	$2,582,902	$2,369,892
Interest-bearing balances due from depository institutions	—	1,883
Investment in stock of Federal Home Loan Bank (FHLB)	78,866	70,770
Loans and lease finance receivables	3,070,196	2,663,864
Allowance for credit losses	(27,737)	(23,204)

Total earning assets	5,704,227	5,083,205
Cash and due from banks	146,411	130,141
Premises and equipment, net	44,963	40,020
Intangibles	10,121	12,474
Goodwill	31,531	32,357
Cash value life insurance	99,861	71,811
Accrued interest receivable	30,225	24,147
Deferred tax asset	18,434	18,420
Other assets	8,489	10,396

TOTAL ASSETS	$6,094,262	$5,422,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,363,411	$1,490,613
Interest-bearing	2,043,397	1,933,432

Total deposits	3,406,808	3,424,045
Demand Note to U.S. Treasury	7,245	6,433
Repurchase agreements	344,350	—
Short-term borrowings	844,900	916,000
Long-term borrowings	950,000	580,000
Accrued interest payable	16,156	15,047
Deferred compensation	7,946	7,102
Junior subordinated debentures	108,250	82,476
Other liabilities	19,268	48,991

TOTAL LIABILITIES	5,704,923	5,080,094

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 84,281,722 (2006) and 84,073,227 (2005)	366,082	252,717
Retained earnings	36,478	103,546
Accumulated other comprehensive income (loss), net of tax	(13,221)	(13,386)

TOTAL STOCKHOLDERS’ EQUITY	389,339	342,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,094,262	$5,422,971

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2006

	2006	2005	2004
	(Amounts in thousands,
	except earnings per share)

INTEREST INCOME:
Loans, including fees	$194,704	$148,421	$114,543

Investment securities:
Taxable	91,029	76,573	66,109
Tax-advantaged	26,545	19,078	15,087

	117,574	95,651	81,196

Dividends from FHLB	4,290	2,623	1,960
Federal funds sold	32	2	3
Interest-bearing deposits with other institutions	60	251	—

Total interest income	316,660	246,948	197,702

INTEREST EXPENSE:
Deposits	67,180	28,908	15,508
Short-term borrowings	55,859	25,487	6,930
Long-term borrowings	17,520	17,701	18,731
Junior subordinated debentures	6,905	5,340	5,348

Total interest expense	147,464	77,436	46,517

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	169,196	169,512	151,185
PROVISION FOR CREDIT LOSSES	3,000	—	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	166,196	169,512	151,185

OTHER OPERATING INCOME:
Service charges on deposit accounts	13,080	13,251	13,663
Financial Advisory services	7,385	6,652	6,054
Bankcard services	2,486	2,453	1,781
BOLI Income	3,051	2,797	2,432
Other	6,199	4,668	5,058
Gain/(Loss) on sale of securities, net	1,057	(46)	5,219
Impairment charge on investment securities	—	(2,270)	(6,300)

Total other operating income	33,258	27,505	27,907

OTHER OPERATING EXPENSES:
Salaries and employee benefits	50,509	51,535	47,292
Occupancy	8,572	8,327	7,891
Equipment	7,025	7,578	8,003
Stationery and supplies	6,492	5,569	4,987
Professional services	5,896	4,268	4,776
Promotion	6,251	5,835	5,148
Amortization of Intangibles	2,353	2,061	1,185
Other	8,726	4,880	10,440

Total other operating expenses	95,824	90,053	89,722

EARNINGS BEFORE INCOME TAXES	103,630	106,964	89,370
INCOME TAXES	31,724	36,346	27,884

NET EARNINGS	$71,906	$70,618	$61,486

COMPREHENSIVE INCOME (LOSS)	$72,071	$48,340	$53,098

BASIC EARNINGS PER COMMON SHARE	$0.85	$0.84	$0.74

DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.83	$0.73

CASH DIVIDENDS PER COMMON SHARE	$0.355	$0.420	$0.480

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2006

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Income	Total
	(Amounts and shares in thousands)

Balance January 1, 2004	48,289	$232,959	$36,482	$17,280		$286,721
Issuance of common stock	345	1,281				1,281
5-for-4 stock split	12,132
Repurchase of common stock	(100)	(159)	(1,833)			(1,992)
Tax benefit from exercise of stock options		2,196				2,196
Cash dividends ($0.48 per share)			(23,821)			(23,821)
Comprehensive income:
Net earnings			61,486		61,486	61,486
Other comprehensive income/(loss):
Unrealized loss on securities available-for-sale, net				(8,388)	(8,388)	(8,388)

Comprehensive income					53,098

Balance December 31, 2004	60,666	236,277	72,314	8,892		317,483
Issuance of common stock	460	1,789				1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)			(12,286)
Shares issued for acquisition of Granite State Bank	696	13,427				13,427
Tax benefit from exercise of stock options		2,087				2,087
Cash dividends ($0.42 per share)			(27,963)			(27,963)
Comprehensive income:
Net earnings			70,618		70,618	70,618
Other comprehensive income(loss):
Unrealized loss on securities available-for-sale, net				(22,278)	(22,278)	(22,278)

Comprehensive income					$48,340

Balance December 31, 2005	76,430	$252,717	$103,546	$(13,386)		$342,877
Issuance of common stock	190	983				983
10% Stock Dividend	7,662	111,098	(111,098)
Tax benefit from exercise of stock options		331				331
Stock-based Compensation Expense		953				953
Cash dividends ($0.36 per share)			(27,876)			(27,876)
Comprehensive income:
Net earnings			71,906		$71,906	71,906
Other comprehensive income(loss):
Unrealized gain on securities available-for-sale, net				165	165	165

Comprehensive income					$72,071

Balance December 31, 2006	84,282	$366,082	$36,478	$(13,221)		$389,339

		At December 31,
	2006	2005	2004
	(Amounts in thousands)

Disclosure of reclassification amount
Unrealized holding (losses)gains on securities arising during the period	1,341	(40,679)	(15,453)
Tax benefit (expense)	(563)	17,058	6,438
Less:
Reclassification adjustment for (gain)/loss on securities included in net income	(1,057)	2,316	1,081
Add:
Tax expense on reclassification adjustments	444	(973)	(454)

Net unrealized (loss) gain on securities	$165	(22,278)	$(8,388)

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Years Ended December 31,
	2006	2005	2004
	(Dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$310,651	$250,202	$204,471
Service charges and other fees received	31,426	29,779	28,526
Interest paid	(146,355)	(71,290)	(42,967)
Cash paid to suppliers and employees	(93,786)	(88,507)	(84,184)
Income taxes paid	(31,050)	(31,100)	(30,196)

Net cash provided by operating activities	70,886	89,084	75,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	—	84,777
Proceeds from sales of MBS	57,127	126,598	—
Proceeds from repayment of MBS	416,723	414,804	433,365
Proceeds from repayment of investment securities available-for-sale	55	122	—
Proceeds from maturity of investment securities	7,608	18,598	36,006
Purchases of investment securities available-for-sale	(234,841)	(177,415)	(115,351)
Purchases of MBS	(489,488)	(677,451)	(687,538)
Purchases of FHLB stock	(8,096)	(17,205)	(15,935)
Net increase in loans	(394,603)	(449,842)	(372,431)
Proceeds from sales of premises and equipment	2,253	73	4,392
Purchase of premises and equipment	(11,617)	(11,881)	(11,376)
Cash acquired from purchase of Granite State Bank, net of cash paid	—	12,232	—
Purchase of Bank Owned Life Insurance	(25,000)	—	(50,000)
Investment in common stock of CVB Statutory Trust III	(774)	—	—
Other investing activities	—	—	(1,282)

Net cash used in investing activities	(680,653)	(761,367)	(695,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in transaction deposits	(62,038)	163,718	292,521
Net increase (decrease) in time deposits	44,802	282,786	(77,992)
Advances from Federal Home Loan Bank	850,000	370,000	500,000
Repayment of advances from Federal Home Loan Bank	(620,000)	(106,000)	(68,000)
Net (decrease) increase in short-term borrowings	319,711	45,980	(29,882)
Net increase in repurchase agreements	94,350	—	—
Cash dividends on common stock	(27,876)	(27,963)	(23,821)
Repurchase of common stock	—	(12,286)	(1,992)
Issuance of junior subordinated debentures	25,774	—	—
Proceeds from exercise of stock options	983	1,789	1,281
Tax benefit related to exercise of stock options	331	—	—

Net cash provided by financing activities	626,037	718,024	592,115

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,270	45,741	(27,608)

CASH AND CASH EQUIVALENTS, beginning of period	130,141	84,400	112,008

CASH AND CASH EQUIVALENTS, end of period	$146,411	$130,141	$84,400

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Years Ended December 31,
	2006	2005	2004
	(Dollar amounts in thousands)

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$71,906	$70,618	$61,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	(1,057)	46	(5,219)
Gain on sale of premises and equipment	(436)	34	140
Impairment charge on investment securities	—	2,270	6,300
Increase in cash value of life insurance	(3,051)	(2,253)	(2,432)
Net amortization of premiums on investment securities	7,061	13,195	14,302
Provisions for credit losses	3,000	—	—
Stock-based compensation	953	—	—
Tax benefit from exercise of stock options	(331)	—	—
Depreciation and amortization	8,036	8,435	7,125
Change in accrued interest receivable	(7,712)	(5,471)	(2,667)
Change in accrued interest payable	1,109	6,147	3,550
Deferred tax provision	4,813	(585)	(3,537)
Change in other assets and liabilities	(13,405)	(3,352)	(3,398)

Total adjustments	(1,020)	18,466	14,164

NET CASH PROVIDED BY OPERATING ACTIVITIES	$70,886	$89,084	$75,650

Supplemental Schedule of Noncash Investing and Financing Activities Purchase of Granite State Bank:
Assets acquired	$826	$85,898
Goodwill	(826)	12,777
Intangible assets	—	8,399
Liabilities assumed	—	(105,879)
Stock issued	—	(13,427)

Purchase price of acquisition, net of cash received	$—	$(12,232)

Securities purchased and not settled	$—	$25,854	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2006

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

Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Golden West Financial Division and trust services to customers through its Financial Advisory Services Group and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Madera County, Fresno County, Tulare County, Kern County, and the eastern portion of Los Angeles County in Southern California. The Bank operates 39 Business Financial Centers with its headquarters located in the city of Ontario.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The Company completed its annual impairment test as of June 30, 2006; there was no impairment of goodwill.

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

Stock Compensation Plans — At December 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 15.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, unvested stock awards as of December 31, 2005 are recognized over the remaining service period with no change in historical reported earnings. Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The Company has $331,000 of excess tax benefit resulting from disqualified dispositions classified as financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the years ended December 31:

	2005	2004
	(Dollars in thousands)

Net income, as reported	$70,618	$61,486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,114	1,150

Pro forma net income	$69,504	$60,336

Earnings per share:
Basic — as reported	$0.84	$0.74
Basic — pro forma	$0.83	$0.73
Diluted — as reported	$0.83	$0.73
Diluted — pro forma	$0.82	$0.72

Financial Advisory Services Group — The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value disclosures, impairment of investments and goodwill, and valuation of deferred tax assets and other intangibles.

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” Under the

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of the adoption of EITF 06-4 on its consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” (“EITF 06-05”). EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-5 to have a material effect on the Company’s consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact this Statement will have on our financial statements.

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

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Total
	Cost	Gain	Loss	Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
U.S. Treasury Obligations	$971	$—	$(1)	$970	0.04%
Government agency & government-sponsored enterprises	68,679	124	(503)	68,300	2.64%
Mortgage-backed securities	1,103,664	1,793	(27,606)	1,077,851	41.73%
CMO’s / REMICs	791,265	2,589	(6,584)	787,270	30.48%
Municipal bonds	638,391	12,249	(4,855)	645,785	25.00%
Other securities	2,726	—	—	2,726	0.11%

Total Investment Securities	$2,605,696	$16,755	$(39,549)	$2,582,902	100.00%

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Total
	Cost	Gain	Loss	Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
U.S. Treasury securities	$498	$—	$(1)	$497	0.02%
Government agency & government-sponsored enterprises	54,608	69	(588)	54,089	2.28%
Mortgage-backed securities	1,211,869	1,974	(29,235)	1,184,608	49.99%
CMO’s / REMICs	617,031	237	(7,356)	609,912	25.74%
Municipal bonds	452,080	15,818	(3,998)	463,900	19.57%
FHLMC preferred stock	56,070	—	—	56,070	2.37%
Other securities	816	—	—	816	0.03%

Total Investment Securities	$2,392,972	$18,098	$(41,178)	$2,369,892	100.00%

At December 31, 2006, approximately 97% of the mortgage-backed securities and CMO/REMICs (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government agencies that guarantee payment of principal and interest of the underlying mortgages.

Gross realized gains were $1.73 million, $1.38 million, and $5.59 million for years ended December 31, 2006, 2005, and 2004, respectively. Gross realized losses were $670,000, $1.42 million, and $374,000 for years ended December 31, 2006, 2005, and 2004, respectively.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMICs issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of December 31, 2006.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding	Fair	Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Value	Losses
			(Amounts in thousands)

U.S. Treasury Obligations	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855

	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding	Fair	Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$497	$1	$—	$—	$497	$1
Government agency & government- sponsored enterprises	2,972	28	18,463	560	21,435	588
Mortgage-backed securities	459,242	8,385	634,731	20,850	1,093,973	29,235
CMO/REMICs	444,431	5,198	119,603	2,158	564,034	7,356
Municipal bonds	162,193	3,624	8,737	374	170,930	3,998

	$1,069,335	$17,236	$781,534	$23,942	$1,850,869	$41,178

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government-Sponsored Enterprises (GSE) — The U.S. Treasury Obligations and Government-Agency securities are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. All GSE debt is sponsored by the federal government. Debt

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities issued by GSEs are considered to be of high credit quality. The senior debt of the GSEs is rated AAA/Aaa. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $457,000 is comprised of ten issues: three Fannie Mae, four Freddie Mac and three Federal Home Loan Bank securities. These securities have maturities from 1.5 months to 3.9 years. The agency securities are rated A’s. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank considers these securities only temporarily impaired, the Bank does not consider these investments to be classified other-than-temporarily impaired (as defined by EITF 03-1) at December 31, 2006.

Mortgage-Backed Securities and CMO/REMICs — The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprise such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life from 0.61 years to 6.61 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater then 12 months on these securities at December 31, 2006 is $33.6 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $17.2 million, Freddie Mac with a loss of $14.7 million, Ginnie Mae with a loss of $184,000 and non government sponsored enterprises such a financial institution with a loss of $1.4 million. This loss is caused by the increase in interest rates over the last 2.5 years. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank considers these securities only temporarily impaired, the Bank does not consider these investments to be classified other-than-temporarily impaired (as defined by EITF 03-1) at December 31, 2006.

Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities from 1 month to 19 years. The unrealized loss greater than 12 months on these securities at December 31, 2006 is $1.4 million. As with the other securities in the portfolio, this loss is due to the rising rate environment not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank considers these securities only temporarily impaired, the Bank does not consider these investments to be classified other-than-temporarily impaired (as defined by EITF 03-1) at December 31, 2006.

At December 31, 2006 and 2005, investment securities having an amortized cost of approximately $2.44 billion and $2.04 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2027, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Available-for-sale
			Weighted-
	Amortized		Average
	Cost	Fair Value	Yield
	(Amounts in thousands)

Due in one year or less	$33,609	$33,509	3.22%
Due after one year through five years	1,917,314	1,896,550	4.66%
Due after five years through ten years	407,910	407,926	4.74%
Due after ten years	244,137	242,191	4.13%

	$2,602,970	$2,580,176	4.61%

The above table excludes securities without stated maturities.

3.	Loan and Lease Finance Receivables

The following is a summary of the components of loan and lease finance receivables at December 31:

	2006	2005
	(Amounts in thousands)

Commercial and Industrial	$1,050,189	$980,602
Real Estate:
Construction	299,112	270,436
Mortgage	1,141,322	877,481
Consumer	54,125	59,801
Municipal lease finance receivables	126,393	108,832
Auto and equipment leases	51,420	39,442
Dairy and Livestock	358,259	338,035

Gross Loans	3,080,820	2,674,629
Less:
Allowance for credit losses	(27,737)	(23,204)
Deferred net loan fees	(10,624)	(10,765)

Net Loans	$3,042,459	$2,640,660

At December 31, 2006, the Company held approximately $1.2 billion of fixed rate loans. These fixed rate loans bear interest at rates ranging from 3 to 12 percent and have contractual maturities between 1 and 30 years. Substantially all of the Company’s real estate loans are secured by real properties located in California. Declines in the California economy and in real estate values could have a significant effect on the collectibility of the Company’s loans and on the level of allowance for loan losses required.

4.	Transactions Involving Directors and Shareholders

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2006 and 2005.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the activity of all such loans:

	As of December 31,
	2006	2005
	(Amounts in thousands)

Outstanding balance, beginning of year	$7,303	$5,251
Credit granted, including renewals	3,128	3,930
Repayments	(1,552)	(1,878)

Outstanding balance, end of year	$8,879	$7,303

5.	Allowance for Credit Losses and Other Real Estate Owned

Activity in the allowance for credit losses was as follows:

	2006	2005	2004
	(Amounts in thousands)

Balance, beginning of year	$23,204	$22,494	$21,282
Provision charged to operations	3,000	—	—
Acquisition of Granite State Bank	—	756	—
Loans charged off	(200)	(1,380)	(2,320)
Recoveries on loans previously charged off	1,733	1,334	3,532

Balance, end of year	$27,737	$23,204	$22,494

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

At December 31, 2006 and 2005, the Bank had no loans classified as impaired. The average recorded investment in impaired loans during the years ended December 31, 2006, 2005, and 2004 was approximately $177,000, $3,000, and $744,000, respectively. No interest income was recognized, based on cash receipts, on impaired loans during the years ended December 31, 2006 and 2005. Interest income of $1,000 was recognized during the year ended December 31, 2004.

The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2006 and 2005, there were no non-performing or non-accrual loans.

The Company has no other real estate owned or allowance for other real estate owned losses at December 31, 2006 or 2005. There were no expenses incurred in 2006, 2005, and 2004 related to holding and disposition of OREO.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment

Premises and equipment consist of:

	As of December 31,
	2006	2005
	(Amounts in thousands)

Land	$7,231	$8,263
Bank premises	38,371	29,084
Furniture and equipment	39,636	42,169
Leased property under capital lease	649	649

	85,887	80,165
Accumulated depreciation and amortization	(40,924)	(40,145)

	$44,963	$40,020

In 2006, the Bank sold its old data center building and recorded a gain of $494,000. The cost of the new data center was $7.05 million

7.	Income Taxes

Income tax expense consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Current provision:
Federal	$17,402	$25,874	$21,707
State	9,509	11,057	9,714

	26,911	36,931	31,421

Deferred provision(benefit):
Federal	3,701	(585)	(2,759)
State	1,112	—	(778)

	4,813	(585)	(3,537)

	$31,724	$36,346	$27,884

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax asset (liability) consists of the following:

	December 31,
	2006	2005
	(Amounts in thousands)

Current:
Federal	$9,408	$2,722
State	(2,432)	(1,850)

	6,976	872

Deferred:
Federal	10,771	14,572
State	2,716	3,848

	13,487	18,420

	$20,463	$19,292

The components of the net deferred tax (liability) asset are as follows:

	December 31,
	2006	2005
	(Amounts in thousands)

Federal
Deferred tax liabilities:
Depreciation	$5,243	$2,704
Other Intangibles	158	199
Intangible — Western Security Bank	596	875
Intangible — Kaweah National Bank	1,122	1,339
Intangible — Granite State Bank	2,322	2,381
Leases	56	38
Deferred income	7,242	5,222
Other, net	197	284

Gross deferred tax liability	16,936	13,042

Deferred tax assets:
California franchise tax	2,928	3,103
Bad debt and credit loss deduction	10,288	8,684
Net operating loss carryforward	1,470	1,587
Deferred compensation	2,756	3,162
Other-than-temporary impaired securities	—	3,000
Unrealized loss on investment securities, net	7,978	8,078
Capital loss carryforward	2,287	—

Gross deferred tax asset	27,707	27,614

Net deferred tax (liability) asset — federal	$10,771	$14,572

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(Amounts in thousands)

State
Deferred tax liabilities:
Depreciation	$736	$—
Other Intangibles	49	61
Intangibles — Western Security Bank	184	271
Intangibles — Kaweah National Bank	347	415
Intangibles — Granite State Bank	719	780
Leases	16	6
Deferred income	2,244	1,618
Other, net	56	88

Gross deferred tax liability	4,351	3,239

Deferred tax assets:
Depreciation	—	5
Bad debt and credit loss deduction	3,195	2,707
Net operating loss carryforward	793	793
Deferred compensation	775	1,037
Other-than-temporary impaired securities	—	929
Unrealized loss on investment securities, net	1,596	1,616
Capital loss carryforward	708	—

Gross deferred tax asset	7,067	7,087

Net deferred tax (liability) asset — state	$2,716	$3,848

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in thousands)

Federal income tax at statutory rate	$36,271	35.0%	$37,437	35.0%	$31,280	35.0%
State franchise taxes, net of federal benefit	7,358	7.1%	7,595	7.1%	6,345	7.1%
Tax-exempt income	(10,470)	(10.1)%	(7,251)	(6.8)%	(6,339)	(7.1)%
Tax credits	(1,435)	(1.4)%	(1,435)	(1.3)%	(1,435)	(1.6)%
Resolution of tax contingencies	—	0.0%	—	0.0%	(1,967)	(2.2)%
Other, net	—	0.0%	—	0.0%	—	0.0%

	$31,724	30.6%	$36,346	34.0%	$27,884	31.2%

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deposits

The composition of deposits is as follows:

	December 31, 2006		December 31, 2005
	(Amounts in thousands)

Non-interest bearing deposits
Demand deposits	$1,363,411	40.0%	$1,490,613	43.5%
Interest bearing deposits
Savings Deposits	1,215,419	35.7%	1,150,256	33.6%
Time deposits	827,978	24.3%	783,176	22.9%

Total deposits	$3,406,808	100.0%	$3,424,045	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $733.7 million and $591.0 million at December 31, 2006 and 2005, respectively. Interest expense on such deposits amounted to approximately $31.6 million (2006), $11.1 million (2005), and $4.8 million (2004).

At December 31, 2006, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2007	$796,569
2008	17,439
2009	972
2010	9,332
2011 and thereafter	3,666

$827,978

At December 31, 2006, the Company had a single depositor with certificates of deposit balances of approximately $140.9 million.

The Company has $0 and $95.4 million of brokered certificates of deposits with the individual balances of under $100,000 at December 31, 2006 and 2005, respectively.

9.	Borrowings

During 2006 and 2005, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $887.9 million and $830.0 million under these agreements at December 31, 2006 and 2005, respectively, with weighted-average interest rates of 4.28% and 3.35%, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2006 and 2005 was $1.3 billion and $778.1 million, respectively. The maximum outstanding at any month-end was $1.7 billion during 2006 and $830.0 million during 2005. On December 31, 2006 and 2005, the Bank entered into an overnight agreements with certain financial institutions and customers to borrow an aggregate of $301.4 million and $86.0 million, respectively, at a weighted average annual interest rate of 5.08% and 3.21%, respectively. The Bank maintained cash deposits with the financial institutions as collateral for these borrowings.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates. The amount of the repurchase agreement is carried in borrowed funds on the balance sheet. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2006, total funds borrowed

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these agreements were $94.4 million. These amounts are included in short-term borrowings on the Company’s consolidated balance sheet.

The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2006 and 2005, the amounts held by the Bank in the TT&L Note Option Program were $7.2 million and $6.4 million respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 75 and 43 basis points less than the average weekly federal funds rate, which was 5.08% and 3.21% at December 31, 2006 and 2005, respectively. The average amounts held in 2006 and 2005 were $3.9 million and $4.1 million, respectively.

During 2006 and 2005, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $950.0 million and $580.0 million under these agreements at December 31, 2006 and 2005, respectively, with weighted-average interest rates of 5.26% and 3.62% in 2006 and 2005 respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2006 are as follows: $850.0 million in 2008 and $100.0 million in 2011.

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

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represent the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 15, 2033, but become callable in part or in total on December 15, 2008 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,744,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represent the sole revenues of CVB Statutory Trust III and the sole source of dividend

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2006, the six-month LIBOR was 5.37%.

11.	Commitments and Contingencies

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, excluding property taxes and insurance, are as follows (000’s omitted):

2007	$4,580
2008	3,747
2009	2,556
2010	1,816
2011	1,169
Succeeding years	4,621

Total minimum payments required	$18,489

Total rental expense for the Company was approximately $4.2 million (2006), $4.0 million (2005), and $3.4 million (2004).

Commitments

At December 31, 2006, the Company had commitments to extend credit of approximately $680.6 million and obligations under letters of credit of $64.8 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The Bank has available lines of credit totaling $1.31 billion from certain financial institutions of which $978.0 million were secured by pledged securities and loans.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in 2006, $108,000 in 2005, and $109,000 in 2004.

The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $87,000 in 2006, $135,000 in 2005, and $170,000 in each of 2004.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2006, 2005, and 2004.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $498,000 in each of 2006, 2005 and 2004.

In 2003, the acquired Kaweah National Bank (“KNB”) had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. Amounts paid under these agreements totaled approximately $48,750 in 2006.

In February 2006, the acquired Granite State Bank (“GSB”) had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. No amount was paid under this agreement in 2006.

The total expense recorded under these deferred compensation agreements was $349,000 in 2006, $462,000 in 2005, and $873,000 in 2004.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which shall become effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers.

13.	401(k) and Profit-Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan after 12 months of consecutive service, provided they have completed 1,000 service hours in the plan year. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.7 million in 2006, $2.6 million in 2005 and $2.5 million in 2004.

14.	Earnings Per Share Reconciliation

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Amount and share in thousands,
	except per share amount)

2006
Basic EPS Income available to common stockholders	$71,906	84,154	$0.85
Effect of Dilutive Securities Incremental shares from assumed exercise of outstanding options		660	0.00

Diluted EPS Income available to common stockholders	$71,906	84,814	$0.85

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Amount and share in thousands,
	except per share amount)

2005
Basic EPS Income available to common stockholders	$70,618	84,139	$0.84
Effect of Dilutive Securities Incremental shares from assumed exercise of outstanding options		773	(0.01)

Diluted EPS Income available to common stockholders	$70,618	84,912	$0.83

2004
Basic EPS Income available to common stockholders	$61,486	83,221	$0.74
Effect of Dilutive Securities Incremental shares from assumed exercise of outstanding options		1,038	(0.01)

Diluted EPS Income available to common stockholders	$61,486	84,259	$0.73

15.	Stock Option Plans and Restricted Stock Grants

In May 2000, the Company approved a stock option plan that authorizes the issuance of up to 6,499,024 shares (all share amounts have been adjusted to reflect stock dividends and splits) of our stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 3,882,209 shares and expired in February 2001. The stock option plans were established to help the Company retain and motivate key employees and to compensate outside directors for their service to the Company. Under both plans option prices are determined at the fair market value of such shares on the date of grant; those options generally vest based on 5 years of continuous service, which is the requisite service period, and have 10-year contractual terms.

As a result of adopting SFAS 123R on January 1, 2006, the Company expensed $953,000 for the year ended December 31, 2006. This had the effect of reducing net income by $760,000 compared with the income that would have been recorded had the Company continued to account for stock-based compensation under APB Opinion No. 25. As a result, basic earnings per share decreased by one cent per share.

The estimated fair value of the options granted during 2006 and prior years was calculated using the Black-Scholes options pricing model. There were 604,946, 141,625, and 643,075 options granted during 2006, 2005, and 2004 respectively. The fair value of each stock option granted in 2006, 2005 and 2004 was estimated on the date of grant using the following weighted-average assumptions:

	2006	2005	2004

Dividend Yield	2.2%	1.8%	1.8%
Volatility	40.0%	40.4%	36.2%
Risk-free interest rate	5.1%	4.4%	3.6%
Expected life	7.4 years	6.9 years	7.3 years
Fair Value	$5.67	$5.54	$4.17

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant.

Option activity under the Company’s stock option plan as of December 31, 2006 and changes for the year ended December 31, 2006 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)

Outstanding at January 1, 2006	2,060	$8.50
Granted	605	$14.00
Exercised	(154)	$6.40
Forfeited or expired	(113)	$11.03

Outstanding at December 31, 2006	2,398	$9.91	6.14	$8,471

Vested or expected to vest at December 31, 2006	1,273	$7.25	4.23	$7,510

Exercisable at December 31, 2006	1,331	$7.25	4.23	$7,888

The weighted-average grant-date fair value of options granted was $5.67, $5.54 and $4.17 for 2006, 2005, and 2004, respectively. The total intrinsic value of options exercised during the year ended 2006, 2005 and 2004 was $1.2 million, $7.0 million and $6.49 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2006 was 4.37%.

As of December 31, 2006, there was $3.7 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4.2 years. The total fair value of options vested was $1.1 million during 2006 and 2005 and $567,000 during 2004.

As of December 31, 2006, 2005 and 2004, the Company had 3,970,618, 4,463,003, and 4,575,797 shares of common stock, respectively, available for granting of future options under the 2000 Stock Option Plan.

At December 31, 2006, options for the purchase of 2,398,359 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,331,104 shares were exercisable at prices ranging from $1.55 to $15.53; 3,970,618 shares of common stock were available for the granting of future options under the May 2000 plan.

On August 1, 2006, we granted 50,000 (55,000 after the 10% stock dividend) shares of restricted stock at $13.02 per share to our new President and Chief Executive Officer, Christopher D. Myers. The fair values of nonvested shares is determined based on the closing trading price of the Company’s stock on the grant date. The stock will vest, in equal installments, over a five-year period. As of December 31, 2006, no shares were vested. Compensation cost is recognized over the requisite service period, which is five years, and amounted to $60,000 during the year ended December 31, 2006. Total unrecognized compensation cost related to shares was $656,000 at December 31, 2006.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	2006
		Weighted
	Shares	Average
Nonvested Shares	(000)	Fair Value

Nonvested at January 1,	—	$—
Granted	55	$13.02
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31,	55	$13.02

All per share prices and number of shares have been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, and the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004.

The Company has a policy of issuing new shares to satisfy share option exercises.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2006 and 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has issued $108.3 million of trust-preferred securities, which are included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes:		Action Provisions:
	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2006:
Total Capital (to Risk- Weighted Assets) Company	$499,430	13.1%	$306,164	≥8.0%		N/A
Bank	$452,416	11.8%	$305,686	≥8.0%	$382,108	≥10.0%
Tier I Capital (to Risk-Weighted Assets) Company	$469,960	12.3%	$153,081	≥4.0%		N/A
Bank	$422,946	11.1%	$152,826	≥4.0%	$229,239	≥6.0%
Tier I Capital (to Average-Assets) Company	$469,960	7.8%	$240,389	≥4.0%		N/A
Bank	$422,946	7.1%	$239,969	≥4.0%	$299,962	≥5.0%
As of December 31, 2005:
Total Capital (to Risk- Weighted Assets) Company	$419,554	12.0%	$279,702	≥8.0%		N/A
Bank	$402,464	11.5%	$279,245	≥8.0%	$349,058	≥10.0%
Tier I Capital (to Risk-Weighted Assets) Company	$394,617	11.3%	$139,811	≥4.0%		N/A
Bank	$377,527	10.8%	$139,566	≥4.0%	$209,350	≥6.0%
Tier I Capital (to Average-Assets) Company	$394,617	7.7%	$206,066	≥4.0%		N/A
Bank	$377,527	7.3%	$205,737	≥4.0%	$257,171	≥5.0%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2006, declare and pay additional dividends of approximately $128,454,000.

Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2006, this reserve requirement was approximately $200,000.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Fair Value Information

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2006 and 2005. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(Amounts in thousands)

Assets
Cash and cash equivalents	$146,411	$146,411	$130,141	$130,141
Interest-bearing balances due from depository institutions	—	—	1,883	1,883
FHLB Stock	78,866	78,866	70,770	70,770
Investment securities available for sale	2,582,902	2,582,902	2,369,892	2,369,892
Loans and lease finance receivables, net	3,042,459	3,041,813	2,640,660	2,648,921
Accrued interest receivable	30,225	30,225	24,147	24,147
Liabilities
Deposits:
Noninterest-bearing	$1,363,411	$1,363,411	$1,490,613	$1,490,613
Interest-bearing	2,043,397	2,041,416	1,933,433	1,930,887
Demand note to U.S. Treasury	7,245	7,245	6,433	6,433
Short-term borrowings	1,189,250	1,189,250	916,000	916,000
Long-term borrowings	950,000	947,849	580,000	569,396
Junior subordinated debentures	108,250	132,293	82,476	74,593
Accrued interest payable	16,156	16,156	15,047	15,047
Funds due on security purchase	—	—	25,854	25,854

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

The fair value of loans on nonaccrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2006 and 2005 includes the carrying amount of nonaccrual loans at each respective date.

The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2006 or 2005, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

18.	Goodwill and Intangible Assets

In February 2005, the Bank acquired GSB. At the date of acquisition, GSB had $62.8 million in loans, $103.1 million in deposits, and $111.4 million in total assets. The Company issued 696,049 common shares and paid $13.3 million in cash in connection with the purchase of GSB. This transaction gave rise to $8.4 million in amortizable intangibles and $12.8 million in goodwill. The weighted average amortization period was 7 years. The initial allocation of the purchase price was based on preliminary data. Upon final valuation of certain assets the goodwill was adjusted to $12.0 million.

During 2003, the Company acquired KNB and recorded an intangible asset classified as core deposit intangible in the amount of $3.1 million. The weighted average amortization period was 8 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Amounts in thousands)

Amortizing intangible assets	$19,636	$(9,515)	$19,636	$(7,162)
Aggregate Amortization Expense:
For year ended December 31,	$2,353		$2,061
Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2007	$2,353
For the year ended 2008	$2,353
For the year ended 2009	$1,752
For the year ended 2010	$1,698
For the year ended 2011	$1,603

At December 31, 2006 the weighted average remaining life of intangible assets is approximately 4.6 years.

The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005
	(Amounts in thousands)

Balance as of January 1	$32,357	$19,580
Goodwill acquired during the year	—	12,777
Purchase price adjustment related to acquisition of Granite State Bank	(826)	—

Balance as of December 31	$31,531	$32,357

19.	Business Segments

The Company’s subsidiary bank has 39 Business Financial Centers (branches) which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Bank’s branches are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, and have similar economic characteristics. The Company has identified two principal operating segments for purposes of management reporting: Business Financial Centers and the Treasury Department. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions and eliminations of intersegment amounts have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting these numbers. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote included in the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the “Business Financial Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the year ended December 31, 2006, 2005 and 2004:

	Business
	Financial
	Centers	Treasury	Other	Total

2006
Interest income, including loan fees	$148,595	$122,007	$46,058	$316,660
Credit for funds provided(1)	71,068	—	6,821	77,889

Total interest income	219,663	122,007	52,879	394,549

Interest expense	50,762	87,821	8,881	147,464
Charge for funds used(1)	7,707	28,018	42,164	77,889

Total interest expense	58,469	115,839	51,045	225,353

Net interest income	161,194	6,168	1,834	169,196

Provision for credit losses	—	—	3,000	3,000

Net interest income after provision for credit losses	$161,194	$6,168	$(1,166)	$166,196

Non-interest income	15,136	1,058	17,064	33,258
Non-interest expense	41,258	1,123	53,443	95,824

Segment pretax profit (loss)	$135,072	$6,103	$(37,545)	$103,630

Segment assets as of December 31, 2006	$3,354,892	$2,271,341	$468,029	$6,094,262

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Business
	Financial
	Centers	Treasury	Other	Total

2005
Interest income, including loan fees	$115,102	$98,588	$33,258	$246,948
Credit for funds provided(1)	42,372	—	2,232	44,604

Total interest income	157,474	98,588	35,490	291,552

Interest expense	22,041	49,687	5,708	77,436
Charge for funds used(1)	4,191	26,059	14,354	44,604

Total interest expense	26,232	75,746	20,062	122,040

Net interest income	131,242	22,842	15,428	169,512
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	$131,242	$22,842	$15,428	$169,512

Non-interest income	12,256	2	15,247	27,505
Non-interest expense	38,064	3,538	48,451	90,053

Segment pretax profit (loss)	$105,434	$19,306	$(17,776)	$106,964

Segment assets as of December 31, 2005	$3,164,269	$1,856,453	$402,249	$5,422,971

2004
Interest income, including loan fees	$90,080	$83,228	$24,394	$197,702
Credit for funds provided(1)	15,274	—	1,806	17,080

Total interest income	105,354	83,228	26,200	214,782

Interest expense	11,800	29,205	5,512	46,517
Charge for funds used(1)	1,088	9,828	6,164	17,080

Total interest expense	12,888	39,033	11,676	63,597

Net interest income	92,466	44,195	14,524	151,185

Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	$92,466	$44,195	$14,524	$151,185

Non-interest income	15,630	(1,079)	13,356	27,907
Non-interest expense	34,531	1,426	53,765	89,722

Segment pretax profit (loss)	$73,565	$41,690	$(25,885)	89,370

Segment assets as of December 31, 2004	$2,733,645	$1,464,386	$312,979	$4,511,010

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Condensed Financial Information of Parent Company

BALANCE SHEETS

	2006	2005
	(Amounts in thousands)

Assets:
Investment in subsidiaries	$451,377	$409,033
Other assets, net	54,942	24,629

Total assets	$506,319	$433,662

Liabilities	$116,980	$90,786
Stockholders’ equity	389,339	342,876

Total liabilities and stockholders’ equity	$506,319	$433,662

STATEMENTS OF EARNINGS

	2006	2005	2004
	(Amounts in thousands)

Excess in net earnings of subsidiaries	$42,229	$38,483	$27,143
Dividends from the Bank	34,560	35,150	38,050
Other expense, net	(4,883)	(3,015)	(3,707)

Net earnings	$71,906	$70,618	$61,486

STATEMENTS OF CASH FLOWS

	2006	2005	2004
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,906	$70,618	$61,486

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Earnings of subsidiaries	(76,789)	(73,633)	(65,193)
Other operating activities, net	(2,182)	(984)	194

Total adjustments	(78,971)	(74,617)	(64,999)

Net cash (used in) operating activities	(7,065)	(3,999)	(3,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust III	(774)	—	—
Dividends received from the Bank	34,560	35,150	38,050

Net cash provided by investing activities	33,786	35,150	38,050

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(Amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(27,876)	(27,963)	(23,821)
Proceeds from exercise of stock options	983	1,789	1,281
Tax benefit from exercise of stock options	331	—	—
Repayment of advance from the Bank	—	(2,336)	—
Repurchase of common stock	—	(12,286)	(1,992)
Issuance of junior subordinated debentures	25,774	—	—

Net cash (used in) financing activities	(788)	(40,796)	(24,532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,933	(9,645)	10,005
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,026	18,671	8,666

CASH AND CASH EQUIVALENTS, END OF YEAR	34,959	$9,026	$18,671

21.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share amounts)

2006
Net interest income	$43,826	$43,161	$41,972	$40,237
Provision for credit losses	250	900	1,250	600
Net earnings	18,240	18,917	18,455	16,294
Basic earnings per common share	0.22	0.22	0.22	0.19
Diluted earning per common share	0.22	0.22	0.22	0.19
2005
Net interest income	$40,624	$41,886	$42,584	$44,418
Provision for credit losses	—	—	—	—
Net earnings	17,701	17,478	18,267	17,172
Basic earnings per common share	0.21	0.21	0.22	0.20
Diluted earning per common share	0.21	0.21	0.21	0.20

22.	Subsequent Event

On February 8, 2007, we announced the execution of a definitive merger agreement to acquire First Coastal Bancshares and First Coastal Bank (First Coastal”). First Coastal is headquartered in Manhattan Beach, California and has four offices. These offices will become offices of Citizens Business Bank following completion of the merger. As of December 31, 2006, First Coastal has $238 million in assets, $157 million in loans, and $190 million in deposits. The purchase price is $35 million. One half of the purchase price is payable in cash and the balance will be paid through the issuance of CVB common stock.

On February 21, 2007, the Board of Directors of the Company approved the repurchase of an additional 2.0 million shares of the Company common stock. The Company has 775,163 shares left to be repurchased from its October 2001 authorization. The total number of shares to be repurchased as of February 21, 2007 was 2,775,163 shares.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CVB Financial Corp.
Ontario, California

We have audited the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment in 2006 and changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of CVB Financial Corp.’s internal control over financial reporting and an unqualified opinion on the effectiveness of CVB Financial Corp.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Pasadena, California
February 28, 2007

INDEX TO EXHIBITS

Exhibit
No.		Page

3.1	Articles of Incorporation of the Company, as amended.(1)	*
3.2	Bylaws of Company, as amended.(2)	*
3.3	Reserved.	*
4.1	Form of Registrant’s Common Stock certificate.(3)	*
4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.(4)	*
4.3	Certificate of Determination of Participating Preferred Stock of Registrant(5)	*
4.4	Form of Rights Certificate(6)	*
4.5	Summary of Rights(7)	*
4.6	CVB Statutory Trust I Junior Subordinated Indenture dated December 17, 2003 entered into between CVB Financial Corp. and U.S. Bank National Association, as Trustee(8)	*
4.7	CVB Statutory Trust I Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.6)(8)	*
4.8	Amended and Restated Declaration of CVB Statutory Trust I(8)	*
4.9	CVB Statutory Trust I Form of Capital Security Certificate (included as an exhibit to Exhibit 4.8)(8)	*
4.10	CVB Statutory Trust I Form of Common Security Certificate (included as an exhibit to Exhibit 4.8)(8)	*
4.11	CVB Statutory Trust I Guarantee Agreement between CVB Financial Corp. and U.S. Bank National Association(8)	*
4.12	CVB Statutory Trust II Junior Subordinated Indenture dated December 15, 2003 entered into between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee(8)	*
4.13	CVB Statutory Trust II Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.12)(8)	*
4.14	Amended and Restated Declaration of CVB Statutory Trust II(8)	*
4.15	CVB Statutory Trust II Form of Capital Security Certificate (included as an exhibit to Exhibit 4.14)(8)	*
4.16	CVB Statutory Trust II Form of Common Security Certificate (included as an exhibit to Exhibit 4.14)(8)	*
4.17	CVB Statutory Trust II Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association(8)	*
4.18	CVB Statutory Trust III Junior Subordinated Indenture dated January 31, 2006 entered into between CVB Financial Corp. and U.S. Bank, National Association, as Trustee(9)	*
4.19	CVB Statutory Trust III Form of Junior Subordinated Deferrable Interest Debenture (included as an exhibit to Exhibit 4.20)(9)	*
4.20	Amended and Restated Declaration of CVB Statutory Trust III(9)	*
4.21	CVB Statutory Trust III Form of Capital Security Certificate (included as an exhibit to Exhibit 4.20)(9)	*
4.22	CVB Statutory Trust III Form of Common Security Certificate (included as an exhibit to Exhibit 4.20)(9)	*
4.23	CVB Statutory Trust III Guarantee Agreement between CVB Financial Corp. and Wells Fargo Bank, National Association(9)	*
10.1	Reserved
10.2	Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business and dated June 1, 2006. (10)	*
10.3	Chino Valley Bank Profit Sharing Plan, as amended. (11)	*
10.4	Form of Indemnification Agreement. (12)	*
10.5	1991 Stock Option Plan, as amended. (13)	*
10.6	2000 Stock Option Plan. (14)	*
10.7	Form of Option Agreement under 2000 Stock Option, as amended (15)	*

Exhibit
No.		Page

10.10	Severance Compensation Agreement dated April 1, 2004 with Jay Coleman (16)	*
10.11	Severance Compensation Agreement dated April 1, 2004 with Edward J. Biebrich (17)	*
10.12	Severance Compensation Agreement dated April 1, 2004 with D. Linn Wiley (18)	*
10.13	Severance Compensation Agreement dated June 14, 2005 with R. Scott Racusin (19)	*
10.14	Severance Compensation Agreement dated August 31, 2005 with Edward J. Mylett (20)	*
10.15	Schedule of Director Fees (21)	*
10.16	Salaries for Named Executive Officers (22)	*
10.17	Discretionary Performance Compensation Plan 2006 (23)	*
10.18	Amendment to Severance Compensation Agreement for D. Linn Wiley, dated March 15, 2006 (24)	*
10.19	Amendment to Severance Compensation Agreement for Edward J. Biebrich, dated March 15, 2006 (25)	*
10.20	Amendment to Severance Compensation Agreement for Jay W. Coleman, dated March 15, 2006 (26)	*
10.21	Amendment to Severance Compensation Agreement for Edward J. Mylett, dated March 15, 2006 (27)	*
10.22	Amendment to Severance Compensation Agreement for R. Scott Racusin, dated March 15, 2006 (28)	*
10.23	Deferred Compensation Plan dated December 22, 2006 for Christopher D. Myers
10.24	Restricted stock agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 (29)	*
10.25	Severance Compensation Agreement for Anthony Q. Evans, dated January 10, 2007, 2006
10.26	Deferred Compensation Plan dated February 21, 2007 for Directors and Executive Officers
12	Statement regarding computation of ratios (included in Form 10-K)
21	Subsidiaries of Company.
23.1	Consent of McGladrey & Pullen, LLP.
31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Definitive Merger Agreement between CVB Financial Corp. and First Coastal Bancshares dated February 8, 2007.

*	Not applicable.

(1)	Filed as Exhibit 3.1 to Registrant’s statement on Form 8-A12G on January 13, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(2)	Filed as Exhibit 3.1 to Registrant’s statement on Form 8-A12G on June 26, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(3)	Filed as Exhibit 4.1 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(4)	Filed as Exhibit 4.2 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(5)	Filed as Exhibit 4.3 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(6)	Filed as Exhibit 4.4 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which are incorporated herein by this reference.

(7)	Filed as Exhibit 4.5 to Registrant’s Statement on Form 8-A12G on June 11, 2001, Commission file number 0-10140, which is incorporated herein by this reference.

(8)	Filed as Exhibits 4.6 thru 4.17 to Registrant’s Statement on Form 10K on March 15, 2004, Commission file number 1-10140, which are incorporated herein by this reference.

(9)	Filed as Exhibits 4.1 thru 4.6 to Registrant’s Statement on Form 8-A12G on February 2, 2006, Commission file number 0-10140, which are incorporated herein by this reference.

(10)	Filed as Exhibit 10.1 to Registrant’s Statement on Form 8-A12G on June 7, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(11)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which is incorporated herein by this reference.

(12)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(13)	Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission file number 1-10394, which is incorporated herein by this reference.

(14)	Filed as Exhibit 10.18 and 10.19 respectively to Registrant’s Statement on Form S-8 on July 12, 2000, Commission file number 333-41198, which is incorporated herein by this reference.

(15)	Filed as Exhibit 10.1 to Registrant’s statement on Form 8-A12G on June 26, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(16)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(17)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(18)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004, Commission file number 1-10394, which is incorporated herein by reference.

(19)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-A12G on June 17, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(20)	Filed as Exhibit 10.1 to Registrant’s statement on Form 8-A12G on March 3, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(21)	Filed as Exhibit 10.15 to Registrant’s Statement on Form 10K on March 14, 2005, Commission file number 1-10140, which are incorporated herein by this reference.

(22)	Filed as Exhibit 10.1 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(23)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(24)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(25)	Filed as Exhibit 10.3 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(26)	Filed as Exhibit 10.4 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(27)	Filed as Exhibit 10.5 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(28)	Filed as Exhibit 10.6 to Registrant’s statement on Form 8-A12G on March 21, 2006, Commission file number 0-10140, which is incorporated herein by this reference.

(29)	Filed as Exhibit 10.2 to Registrant’s statement on Form 8-A12G on June 7, 2006, Commission file number 0-10140, which is incorporated herein by this reference.