Form 10-K/A
period 2006-12-31
CVB FINANCIAL CORP
filed 2007-03-08
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $899,009,320.

Number of shares of common stock of the registrant outstanding as of February 22, 2007: 84,283,333.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2006	Part III of Form 10-K

CVB FINANCIAL CORP.

TABLE OF CONTENTS

Explanatory Note	2
ITEM 6. SELECTED FINANCIAL DATA	3
SIGNATURES	5
EXHIBIT INDEX	6
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

Explanatory Note

This Amendment No. 1 on Form 10K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2007 (the “Original Filing”), is being filed to reflect changes to Item 6. Selected Financial Data of Part II of the Original Filing, as detailed below and solely to correct the errors described below, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Item 6. Selected Financial Data of Part II of the Original Filing has been amended to correct typographical errors in Borrowings, Junior Subordinated Debentures, Stockholder’s Equity, and the Equity-to-Assets Ratio for 2006.

Except for the foregoing amended information, this Form 10K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Item 6.	Selected Financial Data.

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At December 31,
	2006	2005	2004	2003	2002
	(Amounts and numbers in thousands except per share amounts)

Interest Income	$316,660	$246,948	$197,702	$166,346	$154,323
Interest Expense	147,464	77,436	46,517	37,053	40,439

Net Interest Income	169,196	169,512	151,185	129,293	113,884

Provision for Credit Losses	3,000	—	—	—	—
Other Operating Income	33,258	27,505	27,907	29,989	29,018
Other Operating Expenses	95,824	90,053	89,722	77,794	66,056

Earnings Before Income Taxes	103,630	106,964	89,370	81,488	76,846
Income Taxes	31,724	36,346	27,884	28,656	27,101

NET EARNINGS	$71,906	$70,618	$61,486	$52,832	$49,745

Basic Earnings Per Common Share(1)	$0.85	$0.84	$0.74	$0.64	$0.60

Diluted Earnings Per Common Share(1)	$0.85	$0.83	$0.73	$0.63	$0.59

Cash Dividends Declared Per Common Share	$0.355	$0.420	$0.480	$0.480	$0.540

Cash Dividends paid	27,876	27,963	23,821	21,638	20,800
Dividend Pay-Out Ratio(3)	38.77%	39.60%	38.74%	40.96%	41.81%
Weighted Average Common Shares(1):
Basic	84,154,216	84,139,254	83,221,496	82,813,541	82,475,422
Diluted	84,813,875	84,911,893	84,258,933	84,408,373	84,280,226
Common Stock Data:
Common shares outstanding at year end(1)	84,281,722	84,073,227	83,416,193	82,997,315	82,304,822
Book Value Per Share(1)	$4.62	$4.08	$3.81	$3.45	$3.16
Financial Position:
Assets	$6,094,262	$5,422,971	$4,511,011	$3,854,349	$3,123,411
Investment Securities available-for-sale	2,582,902	2,369,892	2,085,014	1,865,782	1,430,599
Net Loans	3,042,459	2,640,659	2,117,580	1,738,659	1,424,343
Deposits	3,406,808	3,424,046	2,875,039	2,660,510	2,309,964
Borrowings	2,139,250	1,496,000	1,186,000	786,500	468,000
Junior Subordinated debentures	108,250	82,476	82,746	82,476	—
Stockholders’ Equity	389,339	342,877	317,483	286,721	259,821
Equity-to-Assets Ratio(2)	6.38%	6.32%	7.04%	7.44%	8.32%
Financial Performance:
Return on:
Beginning Equity	20.97%	22.24%	21.44%	20.33%	22.53%
Average Equity	19.75%	20.87%	20.33%	19.17%	20.45%
Average Assets	1.25%	1.45%	1.47%	1.54%	1.83%
Net Interest Margin (TE)	3.31%	3.86%	3.99%	4.18%	4.66%
Efficiency Ratio	48.04%	45.71%	50.10%	48.84%	46.22%

	At December 31,
	2006	2005	2004	2003	2002
	(Amounts and numbers in thousands except per share amounts)

Credit Quality:
Allowance for Credit Losses	$27,737	$23,204	$22,494	$21,282	$21,666
Allowance/Total Loans	0.90%	0.87%	1.05%	1.21%	1.50%
Total Non Performing Loans	$—	$—	$2	$548	$824
Non Performing Loans/Total Loans	0.00%	0.00%	0.00%	0.03%	0.06%
Allowance/Non Performing Loans	—	—	1,124,698%	3,884%	2,629%
Net (Recoveries)/Charge-offs	$(1,533)	$46	$(1,212)	$1,418	$1,128
Net (Recoveries)/Charge-Offs/Average Loans	-0.05%	0.00%	−0.06%	0.09%	0.09%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	7.8%	7.7%	8.3%	8.6%	7.6%
Tier 1 Capital	12.3%	11.3%	12.6%	13.2%	10.2%
Total Capital	13.1%	12.0%	13.4%	14.5%	11.2%
For the Bank:
Leverage Ratio	7.1%	7.3%	7.8%	8.6%	7.6%
Tier 1 Capital	11.1%	10.8%	11.9%	13.2%	10.2%
Total Capital	11.8%	11.5%	12.7%	14.2%	11.3%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, and the 5-for-4 stock split declared December 18, 2002, which became effective January 3, 2003. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends divided by net earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2007.

Cvb Financial Corp.

By:	/s/ Christopher D. Myers
Christopher D. Myers
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.

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