Form 10-Q
period 2007-03-31
CVB FINANCIAL CORP
filed 2007-05-10
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

For Quarter Ended March 31, 2007                                         Commission File Number: 0-10140

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

Large accelerated filer        X                Accelerated filer                        Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No        X

Number of shares of common stock of the registrant: 83,214,575 outstanding as of May 4, 2007.

CVB FINANCIAL CORP.
2007 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

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
ITEM 1.LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31, 2007	December 31, 2006
ASSETS
Investment securities available-for-sale	$2,484,664	$2,582,902
Investment in stock of Federal Home Loan Bank (FHLB)	80,826	78,866
Loans and lease finance receivables	3,096,609	3,070,196
Allowance for credit losses	(27,632)	(27,737)
Total earning assets	5,634,467	5,704,227
Cash and due from banks	117,981	146,411
Premises and equipment, net	45,597	44,963
Intangibles	9,533	10,121
Goodwill	31,531	31,531
Cash value life insurance	100,758	99,861
Accrued interest receivable	31,034	30,225
Deferred tax asset	9,733	13,620
Other assets	12,794	13,303
TOTAL ASSETS	$5,993,428	$6,094,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,264,243	$1,363,411
Interest-bearing	2,125,369	2,043,397
Total deposits	3,389,612	3,406,808
Demand Note to U.S. Treasury	468	7,245
Repurchase agreements	458,023	344,350
Short-term borrowings	347,500	1,094,900
Long-term borrowings	1,250,000	700,000
Accrued interest payable	19,864	16,156
Deferred compensation	8,245	7,946
Junior subordinated debentures	108,250	108,250
Other liabilities	17,625	19,268
TOTAL LIABILITIES	5,599,587	5,704,923
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 83,537,214 (2007) and 84,281,722 (2006)	357,084	366,082
Retained earnings	44,547	36,478
Accumulated other comprehensive loss, net of tax	(7,790)	(13,221)
Total stockholders’ equity	393,841	389,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,993,428	$6,094,262

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$52,714	$44,292
Investment securities:
Taxable	23,093	20,736
Tax-preferred	7,231	6,246
Total investment income	30,324	26,982
Dividends from FHLB stock	1,200	800
Federal funds sold and Interest bearing deposits with other institutions	6	58
Total interest income	84,244	72,132
Interest expense:
Deposits	17,158	13,201
Short-term borrowings	10,130	10,369
Long-term borrowings	15,331	3,169
Junior subordinated debentures	1,799	1,568
Total interest expense	44,418	28,307
Net interest income before provision for credit losses	39,826	43,825
Provision for credit losses	—	250
Net interest income after provision for credit losses	39,826	43,575
Other operating income:
Service charges on deposit accounts	3,276	3,291
Financial Advisory services	1,951	1,845
Bankcard services	602	558
BOLI income	896	822
Other	1,173	1,214
Gain(loss) on sale of securities, net	—	—
Total other operating income	7,898	7,730
Other operating expenses:
Salaries and employee benefits	14,072	12,720
Occupancy and Equipment	4,140	3,774
Professional services	1,103	1,273
Amortization of intangibles	588	588
Other	5,997	5,116
Total other operating expenses	25,900	23,471
Earnings before income taxes	21,824	27,834
Income taxes	6,646	9,594
Net earnings	$15,178	$18,240
Comprehensive income	$20,609	$3,039
Basic earnings per common share	$0.18	$0.22
Diluted earnings per common share	$0.18	$0.22
Cash dividends per common share	$0.085	$0.09

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2006	76,430	$252,717	$103,546	$(13,386)		$342,877
Issuance of common stock	190	983				983
10% Stock Dividend	7,662	111,098	(111,098)
Tax benefit from exercise of stock options		331				331
Stock-based Compensation Expense		953				953
Cash dividends ($0.36 per share)			(27,876)			(27,876)
Comprehensive income:
Net earnings			71,906		$71,906	71,906
Other comprehensive income(loss):
Unrealized gain on securities available-for-sale, net				165	165	165
Comprehensive income					$72,071
Balance December 31, 2006	84,282	$366,082	$36,478	$(13,221)		$389,339
Issuance of common stock	69	386				386
Repurchase of common stock	(814)	(9,819)				(9,819)
Tax benefit from exercise of stock options		143				143
Stock-based Compensation Expense		292				292
Cash dividends ($0.085 per share)			(7,109)			(7,109)
Comprehensive income:
Net earnings			15,178		$15,178	15,178
Other comprehensive income(loss):
Unrealized gain on securities available-for-sale, net				5,431	5,431	5,431
Comprehensive income					$20,609
Balance March 31, 2007	83,537	$357,084	$44,547	$(7,790)		$393,841

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2006	76,430	$252,717	$103,546	$(13,386)		$342,877
Issuance of common stock	49	367				367
Tax benefit from exercise of stock options		82				82
Stock-based Compensation Expense		136				136
Cash dividends ($0.09 per share)			(6,936)			(6,936)
Comprehensive income:
Net earnings			18,240		$18,240	18,240
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(15,201)	(15,201)	(15,201)
Comprehensive income					$3,039
Balance March 31, 2006	76,479	$253,302	$114,850	$(28,587)		$339,565

	At March 31,
	2007	2006
	(amounts and shares in thousands)
Disclosure of reclassification amount
Unrealized gains/(losses) on securities arising during the period	$9,362	$(26,209)
Tax (expense) benefit	(3,931)	11,008
Net unrealized gain/(loss) on securities	$5,431	$(15,201)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$83,873	$71,825
Service charges and other fees received	8,331	7,724
Interest paid	(40,710)	(31,165)
Cash paid to suppliers and employees	(29,786)	(24,128)
Income taxes paid	—	(950)
Net cash provided by operating activities	21,708	23,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of MBS	—	82,866
Proceeds from repayment of MBS	119,476	—
Proceeds from maturity of investment securities	3,355	599
Purchases of investment securities available-for-sale	(16,073)	(98,858)
Purchases of MBS	(2,742)	(70,120)
Purchases of FHLB stock	(1,960)	(1,592)
Net decrease in loans	(25,947)	(51,208)
Proceeds from sales of premises and equipment	37	5
Purchase of premises and equipment	(2,184)	(2,738)
Investment in common stock of CVB Statutory Trust III	—	(774)
Net cash provided by/(used in) investing activities	73,962	(141,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(22,820)	(56,165)
Net increase in time deposits	5,624	108,202
Advances from Federal Home Loan Bank	600,000	—
Repayment of advances from Federal Home Loan Bank	(275,000)	(65,000)
Net (decrease) increase in short-term borrowings	(529,177)	113,502
Net increase in repurchase agreements	113,672	—
Cash dividends on common stock	(7,109)	(6,936)
Repurchase of common stock	(9,819)	—
Issuance of junior subordinated debentures	—	25,774
Proceeds from exercise of stock options	386	367
Tax benefit related to exercise of stock options	143	82
Net cash (used in)/provided by financing activities	(124,100)	119,826
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,430)	1,312
CASH AND CASH EQUIVALENTS, beginning of period	146,411	130,141
CASH AND CASH EQUIVALENTS, end of period	$117,981	$131,453

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$15,178	$18,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of premises and equipment	(7)	45
Increase in cash value of life insurance	(896)	(822)
Net amortization of premiums on investment securities	893	2,549
Provisions for credit losses	—	250
Stock-based compensation	292	136
Depreciation and amortization	2,123	2,863
Change in accrued interest receivable	(1,215)	(1,679)
Change in accrued interest payable	3,708	(2,857)
Change in other assets and liabilities	1,632	4,581
Total adjustments	6,530	5,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,708	$23,306

Securities purchased and not settled	$—	$6,103

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

Investment Securities — The Company classifies as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At March 31, 2007, all of the Company’s investment securities are classified as available-for-sale.

Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2007, the Company entered into commitments with certain customers amounting to $727.6 million compared to $680.6 million at December 31, 2006. Letters of credit at March 31, 2007, and December 31, 2006, were $62.5 million and $64.8 million, respectively.

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

Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first three months of 2007, we did not record a provision for credit losses. The allowance for credit losses was $27.6 million as of March 31, 2007. This represents a decrease of $105,000 when compared with an allowance for credit losses of $27.7 million as of December 31, 2006. The decrease was due to loan recoveries of $24,000, offset by loans charged off of $129,000 during the first three months of 2007.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the three months of 2007, there were no provisions to this reserve. As of March 31, 2007, the balance in this reserve was $1.7 million.

A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

There were no loans classified as impaired at March 31, 2007 and December 31, 2006.

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

Other Real Estate Owned — Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was no other real estate owned at March 31, 2007 and December 31, 2006.

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

Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2006 and did not record any impairment of goodwill. At March 31, 2007 goodwill was $31.5 million (net of amortization of $5.4 million recorded prior to the adoption of SFAS No. 142). As of March 31, 2007, intangible assets that continue to be subject to amortization include core deposit premiums of $9.5 million (net of $10.1 million of accumulated amortization). Amortization expense for such intangible assets was $588,000 for the three months ended March 31, 2007. Estimated amortization expense, for the remainder of 2007 is expected to be $1.8 million. Estimated amortization expense, for the succeeding five fiscal years is $2.35 million for year one, $1.75 million for year two, $1.70 million for year three, $1.60 million for year four and $362,000 for year five. The weighted average remaining life of intangible assets is approximately 4.3 years.

Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: the U.S. Government and the State of California. As of January 1, 2007 and March 31, 2007, the Company did not have any significant liabilities associated with uncertain tax positions. The Company still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by both the Internal Revenue Service and the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties accessed by a taxing authority will be classified as other expense.

Earnings per Common Share — Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The actual number of shares outstanding at March 31, 2007 was 83,537,214. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended March 31,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$15,178	83,482	$0.18	$18,240	84,106	$0.22
EFFECT OF DILUTIVE
SECURITIES
Incremental shares from assumed exercise of outstanding options		693	0.00		683	0.00
DILUTED EPS
Income available to common stockholders	$15,178	84,175	$0.18	$18,240	84,789	$0.22

Stock-Based Compensation — At March 31, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements — In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” (“EITF 06-05”). EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of the adoption of EITF 06-4 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159, but does not expect the adoption to have a material effect on the Company’s consolidated financial condition or results of operations.

Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Shareholder Rights Plan — The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them.

Business Segments — The Company’s subsidiary bank has 39 Business Financial Centers (branches) which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Bank’s branches are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, and have similar economic characteristics. The Company has identified two principal operating segments for purposes of management reporting: Business Financial Centers and the Treasury Department. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Business Financial Centers	Treasury	Other	Total
Interest income, including loan fees	$39,761	$31,545	$12,938	$84,244
Credit for funds provided (1)	15,886	—	3,699	19,585
Total interest income	55,647	31,545	16,637	103,829
Interest expense	14,784	25,628	4,006	44,418
Charge for funds used (1)	3,243	7,918	8,424	19,585
Total interest expense	18,027	33,546	12,430	64,003
Net interest income	37,620	(2,001)	4,207	39,826
Provision for credit losses	—	—	—	-
Net interest income after provision for credit losses	$37,620	($2,001)	$4,207	$39,826
Non-interest income	4,045	—	3,853	7,898
Non-interest expense	10,675	254	14,971	25,900
Segment pretax profit (loss)	$30,990	($2,255)	($6,911)	$21,824
Segment assets as of March 31, 2007	$3,290,837	$1,999,046	$703,545	$5,993,428

	Three Months Ended March 31, 2006
Interest income, including loan fees	$33,552	$27,840	$10,740	$72,132
Credit for funds provided (1)	16,532	—	1,146	17,678
Total interest income	50,084	27,840	11,886	89,810
Interest expense	9,721	16,564	2,022	28,307
Charge for funds used (1)	1,590	7,065	9,023	17,678
Total interest expense	11,311	23,629	11,045	45,985
Net interest income	38,773	4,211	841	43,825
Provision for credit losses	—	—	250	250
Net interest income after provision for credit losses	$38,773	$4,211	$591	$43,575
Non-interest income	3,700	12	4,018	7,730
Non-interest expense	10,012	244	13,215	23,471
Segment pretax profit (loss)	$32,461	$3,979	($8,606)	$27,834
Segment assets as of March 31, 2006	$3,211,345	$1,822,703	$493,866	$5,527,914

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2006 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Madera (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, and salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. The flat interest rate environment has compressed our net interest margin. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them, as well as our net interest margin.

Economic conditions in our California service area impact our business. As a result of a slowdown in housing sales, we have experienced slower growth in construction loans and a decrease in deposit balances from escrow companies. Unemployment remains low, but job growth is slowing.

Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches; Glendale, Bakersfield, Fresno and Madera. In February 2007, we announced the acquisition of First Coastal Bank, N.A., which had $238 million in assets as of December 31, 2006 and four branches.

We anticipate the acquisition to close in June 2007. In April 2007, we obtained permission from the Federal Deposit Insurance Corporation and the Department of Financial Institutions of the State of California to open a branch in Stockton, California. We anticipate this branch opening in May 2007. While we have been active in acquisitions, our desire is also to grow organically.

Our growth in loans and investments for the first three months of 2007 compared with the first three months of 2006 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 2.05% for the first quarter of 2007. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 3.03% for the three months ended March 31, 2007 from 3.63% for the three months ended March 31, 2006.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $15.2 million for the three months ended March 31, 2007. This represented a decrease of $3.1 million or 16.79%, from net earnings of $18.2 million, for the three months ended March 31, 2006. Basic and diluted earnings per share for the three-month period decreased to $0.18 per share for 2007, compared to $0.22 per share for 2006. The annualized return on average assets was 1.02% for the first three months of 2007 compared to an annualized return on average assets of 1.35% for the first three months of 2006. The annualized return on average equity was 15.39% for the first three months of 2007, compared to an annualized return of 20.82% for the first three months of 2006.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is currently liability-sensitive; meaning interest-bearing liabilities will generally reprice more quickly than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income by affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Our net interest income, after the provision for credit losses, totaled $39.8 million for the three months ended March 31, 2007. This represented a decrease of $3.7 million, or 8.60%, from net interest income, after provision for credit losses, of $43.6 million for the same period in 2006. The decrease in net interest income of $3.7 million resulted from a $12.1 million increase in interest income, offset by a $16.1 million increase in interest expense. The $12.1 million increase in interest income resulted from the $533.4 million increase in average earning assets and an increase in average yield on earning assets to 6.19% for the three months of 2007 from 5.84% for the same period in 2006. The $16.1 million increase in interest expense resulted from a $629.0 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 4.15% for the three months of 2007 from 3.10% for the same period in 2006.

The major reason for the decrease in net interest income was the flattening of the yield curve and its affect on our liabilities. Our interest-bearing liabilities are comprised of customer deposits and borrowings from primarily the FHLB or other correspondent banks. The borrowings are at market rates and have reset upwards as rates have risen. As a result of increased competition, our rates on customer deposits have risen also, but slower than rates on borrowings. These increases in rates have continued even though the Federal Reserve Bank has not raised the Fed Funds Target Rate since June 2006.

Interest income totaled $84.2 million for the first three months of 2007. This represented an increase of $12.1 million, or 16.79%, compared to total interest income of $72.1 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $5.12 billion in the three months of 2006 to $5.65 billion in the same period in 2007. This represents a 10.42% increase for the three months of 2007 over the same period last year. In addition, average yield on earning assets increased by 35 basis points for the first three months of 2007 compared with the same period last year.

Interest expense totaled $44.4 million for the first three months of 2007. This represented an increase of $16.1 million, or 56.92%, over total interest expense of $28.3 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities from $3.67 billion to $4.30 billion, and an increase in the cost of these liabilities by 105 basis points.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month periods ended March 31, 2007 and 2006. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials

	Three Months Ended March 31,
	2007			2006
ASSETS	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(amounts in thousands)
Investment Securities
Taxable	$1,857,223	$23,093	4.97%	$1,822,602	$20,737	4.56%
Tax preferenced (1)	655,037	7,231	5.92%	567,438	6,245	5.95%
Investment in FHLB stock	80,039	1,200	6.00%	71,299	800	4.49%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	444	6	5.41%	4,667	58	4.97%
Loans (2) (3)	3,059,186	52,714	6.99%	2,652,493	44,292	6.77%
Total Earning Assets	5,651,929	84,244	6.19%	5,118,499	72,132	5.84%
Total Non Earning Assets	371,677			348,613
Total Assets	$6,023,606			$5,467,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits (4)	$1,282,875	$7,950	2.51%	$1,231,002	$5,376	1.77%
Time Deposits	831,267	9,208	4.49%	829,970	7,825	3.82%
Total Deposits	2,114,142	17,158	3.29%	2,060,972	13,201	2.60%
Other Borrowings	2,186,427	27,260	4.99%	1,610,620	15,106	3.75%
Interest Bearing Liabilities	4,300,569	44,418	4.15%	3,671,592	28,307	3.10%
Non-interest bearing deposits	1,283,749			1,386,972
Other Liabilities	39,264			53,177
Stockholders’ Equity	400,024			355,371
Total Liabilities and Stockholders’ Equity	$6,023,606			$5,467,112

Net interest income		$39,826			$43,825
Net interest spread — tax equivalent			2.04%			2.74%
Net interest margin			2.98%			3.59%
Net interest margin — tax equivalent			3.03%			3.63%
Net interest margin excluding loan fees			2.90%			3.47%
Net interest margin excluding loan fees — tax equivalent			2.94%			3.51%

(1)	Non tax equivalent rate was 4.43% for 2007 and 4.49% for 2006.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $1,170; 2006, $1,517

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $0; 2006, $0

(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.03% for the three months of 2007, compared to 3.63% for three months of 2006. The decrease in the net interest margin as compared with the first three months of 2006 is the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.

It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ. In addition, the general increase in interest rates had an impact on interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities. Even though the Federal Reserve has not increased rates, rates on deposits have increased due to competition. Our cost of borrowings has increased due to the maturity of lower cost borrowings and being replaced by higher cost borrowings.

Our average non-interest-bearing deposits for the three-month period ended March 31, 2007 declined as compared with our average non-interest-bearing deposits for the three-month period ended March 31, 2006. This was due primarily to the competition for these types of deposits. As a result, we needed to borrow more funds, increasing our costs and decreasing our net interest income.

The decline in net interest margin is due to the cost of interest-bearing liabilities rising faster than the increase in yields on earning assets. This decline in net interest margin has been mitigated by the growth in the balance sheet. Average earning assets increased from $5.12 billion for the three months ended March 31, 2006 to $5.65 billion for the three months ended March 31, 2007. This represents an increase of 10.42%.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.04% for the three months of 2007 and 2.74% for the same period last year. The decrease in the net interest spread for the three months ended March 31, 2007 resulted from a 35 basis point increase in the yield on earning assets offset by a 105 basis point increase in the cost of interest-bearing liabilities, thus generating a 70 basis point decrease in the net interest spread from the same period last year.

The yield (TE) on earning assets increased to 6.19% for the three months of 2007, from 5.84% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 54.13% in the three months of 2007 from 51.82% for the same period in 2006. Average investments as a percent of earning assets decreased to 44.45% in the three months of 2007 from 46.69% for the same period in 2006. Average federal funds sold as a percent of earning assets was 1.42% for the three months in 2007. The yield on loans for the first three months of 2007 increased to 6.99% as compared to 5.77 % for the same period in 2006 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first three months of 2007 increased to 5.22% compared to 4.89% for the same period in 2006 as a result of an increase in average investment balances and an increase in interest rates.

The cost of average interest-bearing liabilities increased to 4.15% for the first three months of 2007 as compared to 3.10% for the same period in 2006, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 50.84% during the first three months of 2007 as compared to 43.87% for the same period in 2006. The cost of borrowings for the first three months of 2007 increased to 4.99% as compared to 3.75% for the same period in 2006, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2007 increased to 3.29% as compared to 2.60% for the same period in 2006, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the years indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to both interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of quarters ended March 31, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$398	$1,868	$90	$2,356
Tax-advantaged securities	1,265	(43)	(236)	986
Fed funds sold & interest-bearing deposits with other institutions	(52)	5	(5)	(52)
Investment in FHLB stock	98	269	33	400
Loans	6,789	1,439	194	8,422
Total interest on earning assets	8,498	3,538	76	12,112

Interest Expense:
Savings deposits	226	2,246	100	2,572
Time deposits	12	1,371	2	1,385
Other borrowings	5,398	4,993	1,763	12,154
Total interest on interest-bearing liabilities	5,636	8,610	1,865	16,111
Net Interest Income	$2,862	$(5,072)	$(1,789)	$(3,999)

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $52.7 million for the first three months of 2007. This represented an increase of $8.4 million, or 19.01%, over interest and fees on loans of $44.3 million for the same period in 2006. The increase in interest and fees on loans for the first three months of 2007 reflects increases in the average balance of loans and the increase in interest rates between periods. The yield on loans increased to 6.19% for the first three months of 2007, compared to 5.84 % for the same period in 2006. Average loans increased 10.42% from $2.65 billion for the first three months of 2006 to $3.06 billion for the first three months of 2007.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2007 and 2006.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $1.2 million for the first three months of 2007, as compared to $1.5 million for the same period in 2006, a decrease of $347,000, or 22.85%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $30.3 million for the first three months of 2007. This represented an increase of $3.3 million, or 12.39%, over interest on investments of $27.0 million for the same period in 2006. The increase in interest on investments for the three months of 2007 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 5.22% for the three months of 2007, compared to 4.89% for the same period in 2006 as a result of the increase in interest rates.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deduced to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We did not make a provision for credit losses during the first three months of 2007. We made a provision for credit losses of $250,000 during the first three months of 2006. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of March 31, 2007 and 2006 was 0.89% and 0.87%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. The net charge-offs totaled $105,000 for the first three months of 2007 and net recoveries totaled $130,000 during the same period of 2006. See “Risk Management — Credit Risk” herein.

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

Other operating income totaled $7.9 million for the first three months of 2007. This represents an increase of $168,000, or 2.17%, over other operating income of $7.7 million for the same period in 2006. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.55% for first the three months of 2007, as compared to 14.99% for the same period in 2006.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $25.9 million for the first three months of 2007. This represents an increase of $2.4 million, or 10.35% over other operating expenses of $23.5 million for the same period in 2006. The increase is primarily due to the increase in salary and employee benefit expense.

At March 31, 2007, we employed 674 full time equivalent employees, compared to 646 full time equivalent employees at March 31, 2006.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets remained stable at 1.74% for the first three months of 2007 and 2006.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2007, the efficiency ratio was 54.27%, compared to a ratio of 45.75% for the same period in 2006. The increase was primarily due to the decrease in net interest income while our operating expenses increased 10.35% over the same period.

Income Taxes

The Company’s effective tax rate for the three months of 2007 was 30.45%, compared to 34.47% for the same period in 2006. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax preferenced income from certain investments and municipal loans/leases for each period. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $5.99 billion at March 31, 2007. This represented a decrease of $100.8 million, or 1.65%, from total assets of $6.09 billion at December 31, 2006. Earning assets totaled $5.63 billion at March 31, 2007, a decrease of $69.8 million, or 1.22%, from earning assets of $5.70 billion at December 31, 2006. Total liabilities were $5.60 billion at March 31, 2007, down $105.3 million, or 1.85%, from total liabilities of $5.70 billion at December 31, 2006. Total equity increased $4.5 million, or 1.16%, to $393.8 million at March 31, 2007, compared with total equity of $389.3 million at December 31, 2006.

Investment Securities

The Company reported total investment securities of $2.48 billion at March 31, 2007. This represented a decrease of $98.2 million, or 3.80%, from total investment securities of $2.58 billion at December 31, 2006. Investment securities comprise 44.10% of the Company’s total earning assets at March 31, 2007.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2007, securities held as available-for-sale had a fair market value of $2.48 billion, representing 100% of total investment securities, with an amortized cost of $2.50 billion. At March 31, 2007, the net unrealized holding loss on securities available-for-sale was $13.4 million and that resulted in accumulated other comprehensive loss of $7.8 million (net of $5.6 million in deferred taxes). At December 31, 2006, the Company reported net unrealized loss on investment securities available-for-sale of $22.8 million and accumulated other comprehensive income of $13.2 million (net of deferred taxes of $9.6 million).

Table 3 sets forth investment securities at March 31, 2007 and December 31, 2006.

	March 31, 2007
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$976	$—	$—	$976	0.04%
Government agency & government-sponsored enterprises	68,686	166	(309)	68,543	2.76%
Mortgage-backed securities	1,049,730	2,247	(22,450)	1,029,527	41.44%
CMO’s / REMIC’s	726,618	2,354	(4,029)	724,943	29.18%
Municipal bonds	652,059	12,431	(3,840)	660,650	26.58%
Other securities	25	—	—	25	0.00%
Total Investment Securities	$2,498,094	$17,198	$(30,628)	$2,484,664	100.00%

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$971	$—	$(1)	$970	0.04%
Government agency & government-sponsored enterprises	68,679	124	(503)	68,300	2.64%
Mortgage-backed securities	1,103,664	1,793	(27,606)	1,077,851	41.73%
CMO’s / REMIC’s	791,265	2,589	(6,584)	787,270	30.48%
Municipal bonds	638,391	12,249	(4,855)	645,785	25.00%
Other securities	2,726	—	—	2,726	0.11%
Total Investment Securities	$2,605,696	$16,755	$(39,549)	$2,582,902	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2007 was 4.61% with a weighted-average life of 4.8 years. This compares to a yield of 4.61% at December 31, 2006 with a weighted-average life of 4.7 years and a yield of 4.98% at March 31, 2006 with a weighted-average life of 4.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 97% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of March 31, 2007 and December 31, 2006.

	March 31, 2007
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Government agency & government- sponsored enterprises	12,070	15	40,274	294	52,344	309
Mortgage-backed securities	23,492	74	848,343	22,376	871,835	22,450
CMO/REMICs	22,878	32	411,814	3,997	434,692	4,029
Municipal bonds	253,537	2,319	75,452	1,521	328,989	3,840
	$311,977	$2,440	$1,375,883	$28,188	$1,687,860	$30,628

	December 31, 2006
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855
	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises — The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $294,000 is comprised of primarily two issues: one Fannie Mae and one Freddie Mac. These securities mature within 3.0 years. The agencies are rated in the A’s and, although they have had some accounting difficulties in the past few years, this has not impacted their credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2007.

Mortgaged-Backed Securities and CMO/REMICs — The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.5 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at March 31, 2007 is $26.4 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $13.8 million, Freddie Mac with a loss of $11.4 million and non government sponsored enterprises such as financial institutions with a loss of $1.1 million. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2007.

Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.7 years. The unrealized loss greater than 12 months on these securities at March 31, 2007 is $1.5 million. As with the other securities in the portfolio, we believe this loss is due to the rising rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2007.

At March 31, 2007 and December 31, 2006, investment securities having an amortized cost of approximately $2.26 billion and $2.44 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

At March 31, 2006, we reported total loans, net of deferred loan fees, of $3.10 billion. This represents an increase of $26.4 million, or 0.86%, over total loans, net of deferred loan fees, of $3.07 billion at December 31, 2006. Total loans, net of deferred loan fees, comprise 54.96% of our total earning assets.

	March 31, 2007		December 31, 2006
Commercial and Industrial	$294,265	9.5%	$264,416	8.6%
Real Estate:
Construction	289,013	9.3%	299,112	9.7%
Commercial Real Estate	1,675,964	53.9%	1,642,370	53.3%
SFR Mortgage	316,661	10.2%	284,725	9.2%
Consumer, net of unearned discount	54,379	1.7%	54,125	1.8%
Municipal lease finance receivables	131,073	4.2%	126,393	4.1%
Auto and equipment leases	52,321	1.7%	51,420	1.7%
Dairy and Livestock	293,781	9.5%	358,259	11.6%
Gross Loans	3,107,457	100.0%	3,080,820	100.0%
Less:
Allowance for credit losses	(27,632)		(27,737)
Deferred net loan fees	(10,848)		(10,624)
Net Loans	$3,068,977		$3,042,459

Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy and livestock loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Non-performing Assets

We had no non-performing assets at March 31, 2007 and December 31, 2006. Non-performing assets, include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no loans classified as impaired at March 31, 2007 and December 31, 2006.

We are not aware of any loans as of March 31, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

At March 31, 2007 and December 31, 2006, the Company held no properties as other real estate owned.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At March 31, 2007, total deposits were $3.39 billion, representing a decrease of $17.2 million, or 0.50%, from total deposits of $3.41 billion at December 31, 2006. The decrease is due to seasonal decreases in demand deposits for the first three months of the year offset by increases in interest-bearing deposits and time deposits. Average total deposits for the three months of 2007 were $3.40 billion. The comparison of average balances for the three months of 2007 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	March 31, 2007		December 31, 2006
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,264,243	37.3%	$1,363,411	40.0%
Interest bearing deposits
Savings Deposits	1,291,767	38.1%	1,215,419	35.7%
Time deposits	833,602	24.6%	827,978	24.3%
Total deposits	$3,389,612	100.0%	$3,406,808	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.26 billion at March 31, 2007, representing a decrease of $99.2 million, or 7.27%, from total demand deposits of $1.36 billion at December 31, 2006. Non-interest-bearing demand deposits represented 37.30% of total deposits as of March 31, 2007 and 40.02% of total deposits as of December 31, 2006.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.29 billion at March 31, 2007, representing an increase of $76.3 million, or 6.28%, over savings deposits of $1.22 billion at December 31, 2006.

Time deposits totaled $833.6 million at March 31, 2007. This represented an increase of $5.6 million, or 0.68%, over total time deposits of $828.0 million at December 31, 2006.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 37.95% as of March 31, 2007, as compared to 38.65% as of December 31, 2006.

During 2007 and 2006, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $347.5 million and $1.09 billion under these agreements at March 31, 2007 and December 31, 2006, respectively. The decrease is due to borrowings maturing during the first three months of 2007. The weighted average annual interest rate was 4.43% and 4.47% at March 31, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. Total funds borrowed under both of these repurchase agreements were $458.0 million as of March 31, 2007 and $344.4 million as of December 31, 2006, respectively. The weighted average annual interest rate was 5.51% and 5.81% at March 31, 2007 and December 31, 2006, respectively.

We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $1.25 billion and $700.0 million under these agreements at March 31, 2007 and December 31, 2006, respectively. The weighted average annual interest rate was 4.88% and 4.90% at March 31, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2007 and December 31, 2006 the amounts held by the Bank in the TT&L Note Option Program were $468,000 and $7.2 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 53 and 75 basis points less than the average weekly federal funds rate, which was 4.72% and 5.08% at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, borrowed funds totaled $2.06 billion, representing a decrease of $90.5 million, or 4.22%, over total borrowed funds of $2.15 billion at December 31, 2006.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments to extend credit as of March 31, 2007:

	Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Deposits	$3,389,612	$3,359,052	$26,577	$648	$3,335
FHLB and Other Borrowings	2,055,991	555,991	1,400,000	100,000	—
Junior Subordinated Debentures	108,250	—	—	—	108,250
Deferred Compensation	8,245	751	1,502	1,424	4,568
Operating Leases	16,696	4,269	6,992	1,963	3,472
Total	$5,578,794	$3,920,063	$1,435,071	$104,035	$119,625

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.

FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements and TT&L.

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

Off-Balance Sheet Arrangements

At March 31, 2007, we had commitments to extend credit of approximately $727.6 million and obligations under letters of credit of $62.5 million and available lines of credit totaling $841.6 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The following table summarizes the off-balance sheet arrangements at March 31, 2007:

		Maturity by Period
2007	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Commitment to extend credit	727,636	248,451	42,707	55,378	381,100
Obligations under letters of credit	62,492	46,827	15,665	—	—
Total	$790,128	$295,278	$58,372	$55,378	$381,100

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2007, the Bank’s loan to deposit ratio averaged 90.03%, compared to an average ratio of 76.93% for the same period in 2006. We have been attempting to grow our loan portfolio while de-emphasizing growth in our investment portfolio. The slowdown in deposit growth has caused this ratio to increase.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2007, approximately $96.9 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $21.7 million for the three months of 2007, compared to $23.3 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to suppliers and employees.

Net cash provided by investing activities totaled $74.0 million for the first three months of 2007, compared to ($141.8) million used by investing activities for the same period in 2006. The increase in cash received was primarily the result of proceeds received from repayment of mortgage-backed securities and decrease in purchases of investment securities during the first three months of 2007.

Net cash used by financing activities totaled ($124.1) million for the first three months of 2007, compared to funds provided by financing activities of $119.8 million for the same period last year. The increase in net cash used by financing activities was primarily the result of a decrease in short-term borrowings offset by advances and repayments from Federal Home Loan Bank.

At March 31, 2007, cash and cash equivalents totaled $118.0 million. This represented a decrease of $13.5 million, or 10.25%, from a total of $131.5 million at March 31, 2006 and a decrease of $28.4 million, or 19.42%, from a total of $146.4 million at December 31, 2006.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2007, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

The Company’s equity capital was $393.8 million at March 31, 2007. This represented an increase of $4.5 million or 1.16% from equity capital of $389.3 million at December 31, 2006. The increase was due primarily to the net earnings for the first three months of 2007 in the amount of $15.2 million and the decrease in net unrealized loss on securities available-for-sale by $5.4 million. This increase was partially offset by the payment of dividends in the amount of $7.1 million and repurchase of common shares in the amount of $9.0 million. The Company’s 2006 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2007, and December 31, 2006.

Table 6 — Regulatory Capital Ratios

		March 31, 2007		December 31, 2006
Capital Ratios	Required Minimum Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.81%	10.64%	12.28%	11.07%
Total	8.00%	12.55%	11.37%	13.05%	11.84%
Leverage ratio	4.00%	7.82%	7.18%	7.82%	7.05%

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

The Bank began a credit review function engaging an outside party to review our loans. This was done in the last quarter of 2006 and will be performed quarterly in 2007. The purpose of this review, among others, is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.

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

In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectibility, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

-	then-existing general economic and business conditions affecting the key lending areas of the Company,

-	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

-	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

-	collateral values

-	loan volumes and concentrations,

-	seasoning of the loan portfolio,

-	specific industry conditions within portfolio segments,

-	recent loss experience in particular segments of the portfolio,

-	duration of the current business cycle,

-	bank regulatory examination results and

-	findings of the Company’s external credit examiners.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first three months of 2007. We recorded $250,000 provision for credit losses during the first three months of 2006.

At March 31, 2007, we reported an allowance for credit losses of $27.6 million. This represented a decrease of $105,000, or 0.38%, over the allowance for credit losses of $27.7 million at December 31, 2006. The increase is due to charge-offs exceeding recoveries for the first three months of 2007.

At March 31, 2007 and December 31, 2006, we had no loans classified as impaired.

Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no non-accrual loans at March 31, 2007 and December 31, 2006.

TABLE 7 — Summary of Credit Loss Experience

	Three months ended March 31,
	2007	2006
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,096,609	$2,717,127
Average Total Loans Outstanding (1)	$3,059,186	$2,652,493
Allowance for Credit Losses:
Beginning of Period	$27,737	$23,204
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	41	13
Lease Financing Receivables	58	—
Consumer Loans	30	7
Total Loans Charged-Off	129	20

Recoveries:
Real Estate Loans	—	24
Commercial and Industrial	17	107
Lease Financing Receivables	—	5
Consumer Loans	7	14

Total Loans Recovered	24	150
Net Loans (Recovered)	105	(130)
Provision Charged to Operating Expense	—	250
Allowance for Credit Losses at End of period	$27,632	$23,584

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	0.00%	–0.00%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.00%	–0.00%
Allowance for Credit Losses to Average Total Loans	0.90%	0.89%
Allowance for Credit Losses to Total Loans at End of Period	0.89%	0.87%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	0.38%	–0.55%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	–52.00%

While we believe that the allowance at March 31, 2007, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of our business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential of loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk include securities, loans, deposits, debts and derivative financial instruments.

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

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rates paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. In general, whether we report a positive gap in the short-term period or negative gap in the long-term period does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $1.8 billion, or 70.61%, of the total investment portfolio at March 31, 2007 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2007:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(0.78%)
– 200 basis points	3.62%

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

The Bank recognizes that customer complaints can often identify weaknesses in our compliance program which could expose the Bank to risk. Therefore, all complaints are given prompt attention. Our Compliance Management Policy and Program includes provisions on how customer complaints are to be addressed. The Compliance Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to Senior Management.

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

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2006, during the three months ended March 31, 2007. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a monthly summary of our repurchases of common stock for the quarter ended March 31, 2007.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/07–1/31/07	—	—	—	—
2/1/07–2/28/07	—	—	—	—
3/1/07–3/31/07	814,100	$12.03	814,100	1,961,063
Total	814,100	$12.03	814,100	1,961,063

On February 21, 2007, our Board of Directors approved a new program to repurchase up to 2,000,000 shares of our common stock. This program is being combined with the 775,163 shares that remain from our previous stock repurchase program, approved in October 2001. Accordingly, commencing as of February 21, 2007, we have the authority to repurchase up to 2,775,163 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1	2007 CVB Financial Corporation Discretionary Performance Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 24, 2007)
10.2	Schedule of Named Executive Officer Base Salary (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 3, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: May 8, 2007	/s/ Edward J. Biebrich Jr. Edward J. Biebrich Jr. Chief Financial Officer