Form 10-Q
period 2007-06-30
CVB FINANCIAL CORP
filed 2007-08-08
CIK 354647

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

For Quarter Ended June 30, 2007         Commission File Number: 0-10140

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

Large accelerated filer   X                               Accelerated filer ____                  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Number of shares of common stock of the registrant: 84,334,880 outstanding as of August 6, 2007.

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

          RESULTS BY BUSINESS SEGMENTS

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

     ITEM 5. OTHER INFORMATION

     ITEM 6. EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30, 2007	December 31, 2006
ASSETS
Investment securities available-for-sale	$2,344,537	$2,582,902
Interest-bearing balances due from depository institutions	3,070	—
Investment in stock of Federal Home Loan Bank (FHLB)	83,392	78,866
Loans and lease finance receivables, net	3,303,273	3,070,196
Allowance for credit losses	(30,244)	(27,737)
Total earning assets	5,704,028	5,704,227
Cash and due from banks	142,699	146,411
Premises and equipment, net	46,391	44,963
Intangibles	8,944	10,121
Goodwill	60,357	31,531
Cash value life insurance	101,222	99,861
Accrued interest receivable	29,808	30,225
Deferred tax asset	22,896	13,620
Other assets	20,698	13,303
TOTAL ASSETS	$6,137,043	$6,094,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,340,495	$1,363,411
Interest-bearing	2,167,986	2,043,397
Total deposits	3,508,481	3,406,808
Demand Note to U.S. Treasury	4,754	7,245
Repurchase agreements	507,475	344,350
Short-term borrowings	306,000	1,094,900
Long-term borrowings	1,255,000	700,000
Accrued interest payable	15,625	16,156
Deferred compensation	8,342	7,946
Junior subordinated debentures	115,859	108,250
Other liabilities	18,673	19,268
TOTAL LIABILITIES	5,740,209	5,704,923

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 84,603,880 (2007) and 84,281,722 (2006)	368,990	366,082
Retained earnings	53,177	36,478
Accumulated other comprehensive loss, net of tax	(25,333)	(13,221)
Total stockholders’ equity	396,834	389,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,137,043	$6,094,262

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$53,726	$47,913	$106,440	$92,205
Investment securities:
Taxable	21,717	21,163	44,810	41,900
Tax-preferred	7,305	6,807	14,536	13,052
Total investment income	29,022	27,970	59,346	54,952
Dividends from FHLB stock	795	990	1,995	1,790
Federal funds sold and Interest bearing deposits with other institutions	14	28	20	86
Total interest income	83,557	76,901	167,801	149,033
Interest expense:
Deposits	17,928	16,294	35,086	29,495
Short-term borrowings	6,490	13,960	16,619	24,329
Long-term borrowings	19,252	1,767	34,584	4,936
Junior subordinated debentures	1,776	1,719	3,575	3,287
Total interest expense	45,446	33,740	89,864	62,047
Net interest income before provision for credit losses	38,111	43,161	77,937	86,986
Provision for credit losses	—	900	—	1,150
Net interest income after provision for credit losses	38,111	42,261	77,937	85,836
Other operating income:
Service charges on deposit accounts	3,211	3,288	6,487	6,579
Financial Advisory services	1,747	1,815	3,698	3,660
Bankcard services	639	602	1,241	1,160
BOLI income	1,019	649	1,915	1,471
Other	980	1,704	2,153	2,917
Gain on sale of securities, net	—	33	—	33
Total other operating income	7,596	8,091	15,494	15,820
Other operating expenses:
Salaries and employee benefits	13,583	12,771	27,655	25,491
Occupancy and Equipment	4,160	3,831	8,300	7,605
Professional services	1,587	1,485	2,691	2,758
Amortization of intangibles	588	589	1,177	1,177
Other	4,927	5,583	10,922	10,698
Total other operating expenses	24,845	24,259	50,745	47,729
Earnings before income taxes	20,862	26,093	42,686	53,927
Income taxes	5,008	7,176	11,654	16,770
Net earnings	$15,854	$18,917	$31,032	$37,157
Comprehensive income (loss)	$(1,689)	$5,194	$18,920	$8,233
Basic earnings per common share	$0.19	$0.22	$0.37	$0.44
Diluted earnings per common share	$0.19	$0.22	$0.37	$0.44
Cash dividends per common share	$0.085	$0.09	$0.17	$0.18

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2007	84,282	$366,082	$36,478	$(13,221)		$389,339
Issuance of common stock	70	394				394
Repurchase of common stock	(1,354)	(16,330)				(16,330)
Shares issued for the acquisition of First Coastal Bank	1,606	18,046				18,046
Tax benefit from exercise of stock options		143				143
Stock-based Compensation Expense		655				655
Cash dividends ($0.085 per share)			(14,333)			(14,333)
Comprehensive income:
Net earnings			31,032		$31,032	31,032
Other comprehensive income(loss):
Unrealized gain on securities available-for-sale, net				(12,112)	(12,112)	(12,112)
Comprehensive income					$18,920
Balance June 30, 2007	84,604	$368,990	$53,177	$(25,333)		$396,834

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2006	76,430	$252,717	$103,546	$(13,386)		$342,877
Issuance of common stock	71	578				578
Tax benefit from exercise of stock options		86				86
Stock-based Compensation Expense		300				300
Cash dividends ($0.18 per share)			(13,820)			(13,820)
Comprehensive income:
Net earnings			37,157		$37,157	37,157
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(28,924)	(28,924)	(28,924)
Comprehensive income					$8,233
Balance June 30, 2006	76,501	$253,681	$126,883	$(42,310)		$338,254

	At June 30,
	2007	2006
	(amounts and shares in thousands)
Disclosure of reclassification amount
Unrealized gains/(losses) on securities arising during the period	$(20,882)	$(49,869)
Tax (expense) benefit	8,770	20,945
Net unrealized gain/(loss) on securities	$(12,112)	$(28,924)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$170,063	$146,678
Service charges and other fees received	15,955	15,255
Interest paid	(90,395)	(59,378)
Cash paid to suppliers and employees	(58,878)	(53,900)
Income taxes paid	(2,450)	(12,550)
Net cash provided by operating activities	34,295	36,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of MBS	—	9,084
Proceeds from repayment of MBS	242,393	174,914
Proceeds from repayment of Fed Funds Sold	52,000	—
Proceeds from maturity of investment securities	11,455	4,269
Purchases of investment securities available-for-sale	(34,360)	(305,198)
Purchases of MBS	(8,826)	(154,101)
Purchases of FHLB stock	(2,927)	(3,670)
Net decrease in loans	(93,243)	(170,278)
Proceeds from sales of premises and equipment	90	755
Purchase of premises and equipment	(3,590)	(7,490)
Cash paid for purchase of First Coastal Bank, net of cash acquired	(743)	—
Investment in common stock of CVB Statutory Trust III	—	(774)
Net cash provided by/(used in) investing activities	162,249	(452,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(130,071)	(64,377)
Net increase in time deposits	38,207	233,186
Advances from Federal Home Loan Bank	600,000	250,000
Repayment of advances from Federal Home Loan Bank	(360,000)	(100,000)
Net (decrease) increase in short-term borrowings	(481,391)	98,028
Net increase in repurchase agreements	163,125	—
Cash dividends on common stock	(14,333)	(13,820)
Repurchase of common stock	(16,330)	—
Issuance of junior subordinated debentures	—	25,774
Proceeds from exercise of stock options	394	578
Tax benefit related to exercise of stock options	143	86
Net cash (used in)/provided by financing activities	(200,256)	429,455
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,712)	13,071
CASH AND CASH EQUIVALENTS, beginning of period	146,411	130,141
CASH AND CASH EQUIVALENTS, end of period	$142,699	$143,212

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$31,032	$37,157
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	—	(33)
(Gain)/loss on sale of premises and equipment	(3)	(297)
Increase in cash value of life insurance	(1,915)	(1,471)
Net amortization of premiums on investment securities	1,627	4,712
Provisions for credit losses	—	1,150
Stock-based compensation	655	300
Depreciation and amortization	4,286	4,039
Change in accrued interest receivable	249	(4,669)
Change in accrued interest payable	(531)	2,669
Change in other assets and liabilities	(1,105)	(7,452)
Total adjustments	3,263	(1,052)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,295	$36,105

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of First Coastal Bancshares:
Assets acquired	$194,304
Goodwill & Intangibles	28,826
Liabilities assumed	(204,341)
Stock issued	(18,046)
Purchase price of acquisition, net of cash received	$743

Securities purchased and not settled	$—	$112,959

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the six months ended June 30, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”); CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp after elimination of all intercompany transactions and balances. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company also acquired trust preferred securities through the acquisition of First Coastal Bancshares. In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.

Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Golden West Financial Division and trust services to customers through its Financial Advisory Services Group and Business Financial Centers (branch offices). The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County. The Bank operates 44 Business Financial Centers with its headquarters located in the city of Ontario.

The Company’s operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) comprise the loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

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

Investment Securities – The Company classifies as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At June 30, 2007, all of the Company’s investment securities are classified as available-for-sale.

Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2007, the Company entered into commitments with certain customers amounting to $718.2 million compared to $680.6 million at December 31, 2006. Letters of credit at June 30, 2007, and December 31, 2006, were $57.7 million and $64.8 million, respectively.

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

Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first six months of 2007, we did not record a provision for credit losses. The allowance for credit losses was $30.2 million as of June 30, 2007. This represents an increase of $2.5 million when compared with an allowance for credit losses of $27.7 million as of December 31, 2006. The increase was primarily due to the $2.7 million allowance for credit losses acquired through First Coastal Bank, offset by net charge-offs of $164,000 during the first six months of 2007.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the six months of 2007, there were no provisions to this reserve. As of June 30, 2007, the balance in this reserve was $1.8 million.

A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

There were no loans classified as impaired at June 30, 2007 and December 31, 2006.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference between the fair value of acquired assets and liabilities, and its carrying value. The impairment loss, if any, would be recorded in noninterest expense.

Other Real Estate Owned - Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was no other real estate owned at June 30, 2007 and December 31, 2006.

Business Combinations and Intangible Assets – On June 22, 2007, the Company acquired First Coastal Bancshares, (“FCB”). This transaction resulted in $28.8 million in excess purchase price, which has been recorded in goodwill as of June 30, 2007. The Company is in the process of obtaining valuations of certain assets acquired in this transaction. As a result of these valuations, the allocation of the purchase price will be made to goodwill and intangible assets, reducing the goodwill amount and increasing the intangible amount. The acquisition is not considered significant to the financial position of the company.

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

Additionally, as required by SFAS No. 142, the Company completed its annual impairment test as of June 30, 2006 and did not record any impairment of goodwill. At June 30, 2007 goodwill was $60.4 million, of which $28.8 million was a result of the First Coastal Bancshares acquisition. As of June 30, 2007, intangible assets that continue to be subject to amortization include core deposit premiums of $8.9 million (net of $10.7 million of accumulated amortization). Amortization expense for such intangible assets was $1.2 million for the six months ended June 30, 2007. Estimated amortization expense, for the remainder of 2007 is expected to be $1.2 million. Estimated amortization expense, for the succeeding five fiscal years is $2.35 million for year one, $1.75 million for year two, $1.70 million for year three, $1.60 million for year four and $362,000 for year five. The weighted average remaining life of intangible assets is approximately 4.0 years.

Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: the U.S. Government and the State of California. As of January 1, 2007 and June 30, 2007, the Company did not have any significant liabilities associated with uncertain tax positions. The Company still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by both the Internal Revenue Service and the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties accessed by a taxing authority will be classified as other expense.

Earnings per Common Share - Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2007 was 84,603,880. The table below presents the reconciliation of earnings per share for the periods indicated.

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Six Months Ended June 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$31,032	83,692	$0.37	$37,157	84,125	$0.44
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	521	(0.00)	—	769	(0.00)
DILUTED EPS
Income available to common stockholders	$31,032	84,213	$0.37	$37,157	84,894	$0.44

	Earnings Per Share Reconciliation (Dollars and shares in thousands, except per share amounts) For the Three Months Ended June 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$15,854	83,490	$0.19	$18,917	84,143	$0.22
EFFECT OF DILUTIVE
SECURITIES
Incremental shares from assumed exercise of outstanding options	—	654	0.00	—	760	0.00
DILUTED EPS
Income available to common stockholders	$15,854	84,144	$0.19	$18,917	84,903	$0.22

Stock-Based Compensation - At June 30, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.

Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.

Financial Advisory Services Group – This department provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Recent Accounting Pronouncements - In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” (“EITF 06-05”). EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 157.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159.

Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Shareholder Rights Plan - The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable unfavorable outcome of all cases brought against them. At June 30, 2007, we are not aware of any material pending legal action or complaints asserted against us.

Business Segments - The Company has identified two principal operating segments for purposes of management reporting: Business Financial Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers (branches) which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Bank’s branches are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, and have similar economic characteristics. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management's internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the “Business Financial Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Business Financial Centers	Treasury	Other	Total
Interest income, including loan fees	$42,068	$29,848	$11,641	$83,557
Credit for funds provided (1)	15,100	—	3,413	18,513
Total interest income	57,168	29,848	15,054	102,070
Interest expense	15,846	24,996	4,604	45,446
Charge for funds used (1)	3,572	7,915	7,026	18,513
Total interest expense	19,418	32,911	11,630	63,959
Net interest income	37,750	(3,063)	3,424	38,111
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	$37,750	($3,063)	$3,424	$38,111
Non-interest income	4,913	—	2,683	7,596
Non-interest expense	10,505	291	14,049	24,845
Segment pretax profit (loss)	$32,158	($3,354)	($7,942)	$20,862

	Three Months Ended June 30, 2006
	Business Financial Centers	Treasury	Other	Total
Interest income, including loan fees	$36,906	$29,012	$10,983	$76,901
Credit for funds provided (1)	16,678	—	3,181	19,859
Total interest income	53,584	29,012	14,164	96,760
Interest expense	12,181	19,421	2,138	33,740
Charge for funds used (1)	1,886	6,787	11,186	19,859
Total interest expense	14,067	26,208	13,324	53,599
Net interest income	39,517	2,804	840	43,161
Provision for credit losses	—	—	900	900
Net interest income after provision for credit losses	$39,517	$2,804	($60)	$42,261
Non-interest income	3,691	22	4,378	8,091
Non-interest expense	9,619	265	14,375	24,259
Segment pretax profit (loss)	$33,589	$2,561	($10,057)	$26,093

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	Six Months Ended June 30, 2007
	Business Financial Centers	Treasury	Other	Total
Interest income, including loan fees	$81,829	$61,393	$24,579	$167,801
Credit for funds provided (1)	30,986	—	7,112	38,098
Total interest income	112,815	61,393	31,691	205,899
Interest expense	30,630	50,624	8,610	89,864
Charge for funds used (1)	6,815	15,833	15,450	38,098
Total interest expense	37,445	66,457	24,060	127,962
Net interest income	75,370	(5,064)	7,631	77,937
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	$75,370	($5,064)	$7,631	$77,937
Non-interest income	8,958	—	6,536	15,494
Non-interest expense	21,180	545	29,020	50,745
Segment pretax profit (loss)	$63,148	($5,609)	($14,853)	$42,686
Segment assets as of June 30, 2007	$3,390,132	$1,959,730	$787,181	$6,137,043

	Six Months Ended June 30, 2006
	Business Financial Centers	Treasury	Other	Total
Interest income, including loan fees	$70,458	$56,852	$21,723	$149,033
Credit for funds provided (1)	33,210	—	4,327	37,537
Total interest income	103,668	56,852	26,050	186,570
Interest expense	21,902	35,985	4,160	62,047
Charge for funds used (1)	3,476	13,852	20,209	37,537
Total interest expense	25,378	49,837	24,369	99,584
Net interest income	78,290	7,015	1,681	86,986
Provision for credit losses	—	—	1,150	1,150
Net interest income after provision for credit losses	$78,290	$7,015	$531	$85,836
Non-interest income	7,391	34	8,395	15,820
Non-interest expense	19,631	509	27,589	47,729
Segment pretax profit (loss)	$66,050	$6,540	($18,663)	$53,927
Segment assets as of June 30, 2006	$3,275,676	$2,201,247	$475,496	$5,952,419

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, "Company" refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. "CVB" refers to CVB Financial Corp. as the unconsolidated parent company and "Bank" refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2006 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. In March 2006, we merged two of our operating subsidiaries, Community Trust Deed Services and Golden West Enterprises, Inc. into the Bank to increase the lending limit of Golden West’s leasing operations and to improve efficiency. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB, we acquired FCB Capital Trust I and II. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Through our acquisition of FCB our geographic market has expanded to include the South Bay region of Los Angeles County. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

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

Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches; Glendale, Bakersfield, Fresno, and Madera. In May 2007, we opened another de novo branch in Stockton, California.

On June 22, 2007, we acquired First Coastal Bancshares (“FCB”). The Company issued 1,605,523 common shares and $18.0 million in cash to FCB shareholders in connection with the acquisition. FCB had total assets of $194.3 million, total loans of $140.0 million and total deposits of $193.5 million as of the acquisition date, June 22, 2007. FCB had four offices, in Manhattan Beach, El Segundo, Marina Del Rey, and Gardena. These four offices are operating as business financial centers of the Bank.

Our growth in loans and investments for the first six months of 2007 compared with the first six months of 2006 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 2.1% for the six months of 2007. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 2.97% for the six months ended June 30, 2007 from 3.55% for the six months ended June 30, 2006.

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

Income Taxes: We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for any of our deferred tax assets, there is no guarantee that these assets are recoverable.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $31.0 million for the six months ended June 30, 2007. This represented a decrease of $6.1 million or 16.48%, from net earnings of $37.2 million, for the six months ended June 30, 2006. Basic and diluted earnings per share for the six-month period decreased to $0.37 per share for 2007, compared to $0.44 per share for 2006. The annualized return on average assets was 1.04% for the six months ended of 2007 compared to an annualized return on average assets of 1.35% for the six months of 2006. The annualized return on average equity was 15.62% for the six months ended June 30, 2007, compared to an annualized return of 21.20% for the six months ended June 30, 2006.

For the quarter ended June 30, 2007, our net earnings were $15.9 million. This represented a decrease of $3.06 million or 16.19%, from net earnings of $18.9 million, for the second quarter of 2006. Basic and diluted earnings per share decreased to $0.19 per share for the second quarter of 2007 compared to $0.22 per share for the second quarter of 2006. The annualized return on average assets was 1.06% for the second quarter of 2007 compared to an annualized return on average assets of 1.35% for the same period last year. The annualized return on average equity was 15.86% for the second quarter of 2007 compared to an annualized return on average equity of 21.58% for the second quarter of 2006.

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

Our net interest income, after the provision for credit losses, totaled $77.9 million for the six months ended June 30, 2007. This represented a decrease of $7.9 million, or 9.20%, from net interest income, after provision for credit losses, of $85.8 million for the same period in 2006. The decrease in net interest income of $7.9 million resulted from an $18.8 million increase in interest income, offset by a $27.8 million increase in interest expense and $1.2 million provision of credit losses recorded in the first six months of 2006. The $18.8 million increase in interest income resulted from the $451.2 million increase in average earning assets and an increase in average yield on earning assets to 6.15% for the six months of 2007 from 5.94% for the same period in 2006. The $27.8 million increase in interest expense resulted from a $522.0 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 4.18% for the six months of 2007 from 3.29% for the same period in 2006.

The major reason for the decrease in net interest income was the flattening of the yield curve and its effect on our liabilities. Our interest-bearing liabilities are comprised of customer deposits and borrowings from primarily the FHLB or other correspondent banks. The borrowings are at market rates and have reset upwards as rates have risen. As a result of increased competition, our rates on customer deposits have risen also, but slower than rates on borrowings. These increases in rates have continued even though the Federal Reserve Bank has not raised the Fed Funds Target Rate since June 2006.

Interest income totaled $167.8 million for the first six months of 2007. This represented an increase of $18.8 million, or 12.59%, compared to total interest income of $149.0 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $5.19 billion in the six months of 2006 to $5.64 billion in the same period in 2007. This represents an 8.69% increase for the six months of 2007 over the same period last year. In addition, average yield on earning assets increased by 21 basis points for the first six months of 2007 compared with the same period last year.

Interest expense totaled $89.9 million for the first six months of 2007. This represented an increase of $27.8 million, or 44.83%, over total interest expense of $62.0 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities from $3.77 billion to $4.30 billion, and an increase in the cost of these liabilities by 89 basis points.

For the second quarter ended June 30, 2007, the Company’s net interest income, after provision for credit losses, totaled $38.1 million. This represented a decrease of $4.1 million, or 9.82%, from net interest income of $42.3 million for the same period in 2006. The decrease in net interest income of $4.1 million for the second quarter of 2007 resulted from an increase of $6.7 million in interest income, offset by an $11.7 million increase in interest expense and $900,000 provision of credit losses recorded in the second quarter of 2006. The increase in interest income of $6.7 million resulted from the increase in average earning assets of $369.9 million and an increase in the average yield on earning assets to 6.12% for the second quarter of 2007 from 6.02% the same period in 2006. The increase of $11.7 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 4.21% for the second quarter of 2007 from 3.47% the same period in 2006 and a $416.2 million increase in average interest-bearing liabilities.

Interest income totaled $83.6 million for the second quarter of 2007. This represented an increase of $6.7 million, or 8.66%, compared to total interest income of $76.9 million for the same period last year. The increase in interest income for the second quarter ending June 30, 2007 as compared to the second quarter ending June 30, 2006 was primarily the result of the increase in average earning assets of $369.9 million and an increase in the average yield on earning assets of 10 basis points between the second quarter of 2007 and the second quarter of 2006.

Interest expense totaled $45.4 million for the second quarter of 2007. This represented an increase of $11.7 million or 34.69%, over total interest expense of $33.7 million for the same period last year. The increase in interest expense for the second quarter ending June 30, 2007 as compared to the second quarter ending June 30, 2006 was primarily the result of the increase in average interest bearing liabilities of $416.2 million and an increase of 74 basis points in the average yield paid on interest-bearing liabilities.

Table 1 shows the average balances of assets, liabilities, and stockholders' equity and the related interest income, expense, and yields/rates for the six-month and three-month periods ended June 30, 2007 and 2006. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

	Six-month period ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,798,455	$44,810	4.98%	$1,818,335	$41,900	4.62%
Tax preferenced (1)	659,512	14,536	5.90%	585,755	13,052	5.98%
Investment in FHLB stock	80,845	1,995	4.94%	72,426	1,790	4.94%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	299	20	13.38%	3,701	86	4.65%
Loans (2) (3)	3,102,396	106,440	6.92%	2,710,070	92,205	6.86%
Total Earning Assets	5,641,507	167,801	6.15%	5,190,287	149,033	5.94%
Total Non Earning Assets	371,806			351,798
Total Assets	$6,013,313			$5,542,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,286,816	$16,314	2.56%	$1,215,785	$11,632	1.93%
Time Deposits	830,283	18,772	4.56%	892,517	17,863	4.04%
Total Deposits	2,117,099	35,086	3.34%	2,108,302	29,495	2.82%
Other Borrowings	2,178,676	54,778	5.00%	1,665,458	32,552	3.89%
Interest Bearing Liabilities	4,295,775	89,864	4.18%	3,773,760	62,047	3.29%
Non-interest bearing deposits	1,275,906			1,365,198
Other Liabilities	41,084			49,625
Stockholders’ Equity	400,548			353,502
Total Liabilities and Stockholders’ Equity	$6,013,313			$5,542,085
Net interest income		$77,937			$86,986
Net interest spread—tax equivalent			1.97%			2.65%
Net interest margin			2.88%			3.47%
Net interest margin—tax equivalent			2.97%			3.55%
Net interest margin excluding loan fees			2.80%			3.35%
Net interest margin excluding loan fees—tax equivalent			2.88%			3.43%

(1)	Non tax equivalent rate was 4.42% for 2007 and 4.52% for 2000
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $2,379; 2006, $3,033
(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $806; 2006, $855
(4)	Includes interest bearing demand and money market accounts

	Three-month period ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,740,333	$21,718	4.99%	$1,814,115	$21,163	4.67%
Tax preferenced (1)	663,938	7,304	5.88%	603,870	6,807	6.02%
Investment in FHLB stock	81,643	795	3.90%	73,541	990	5.38%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	155	14	36.13%	2,745	28	4.08%
Loans (2) (3)	3,145,131	53,726	6.85%	2,767,014	47,913	6.95%
Total Earning Assets	5,631,200	83,557	6.12%	5,261,285	76,901	6.02%
Total Non Earning Assets	371,932			354,948
Total Assets	$6,003,132			$5,616,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,290,713	$8,365	2.60%	$1,200,736	$6,256	2.09%
Time Deposits	829,309	9,563	4.63%	954,377	10,038	4.22%
Total Deposits	2,120,022	17,928	3.39%	2,155,113	16,294	3.03%
Other Borrowings	2,171,010	27,518	5.01%	1,719,694	17,446	4.01%
Interest Bearing Liabilities	4,291,032	45,446	4.21%	3,874,807	33,740	3.47%
Non-interest bearing deposits	1,268,150			1,343,664
Other Liabilities	42,883			46,108
Stockholders’ Equity	401,067			351,654
Total Liabilities and Stockholders’ Equity	$6,003,132			$5,616,233
Net interest income		$38,111			$43,161
Net interest spread—tax equivalent			1.91%			2.55%
Net interest margin			2.82%			3.39%
Net interest margin—tax equivalent			2.91%			3.48%
Net interest margin excluding loan fees			2.74%			3.28%
Net interest margin excluding loan fees—tax equivalent			2.82%			3.36%

(1)	Non tax equivalent rate was 4.40% for 2007 and 4.55% for 2006.
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $1,209; 2006, $1,516
(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $806; 2006, $885
(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 2.97% for the six months of 2007, compared to 3.55% for the six months of 2006. The decrease in the net interest margin as compared with the first six months of 2006 is the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.

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

Our average non-interest-bearing deposits for the six-month period ended June 30, 2007 declined as compared with our average non-interest-bearing deposits for the six-month period ended June 30, 2006. This was due primarily to the competition for these types of deposits. As a result, we needed to borrow more funds, increasing our costs and decreasing our net interest income.

The decline in net interest margin is due to the cost of interest-bearing liabilities rising faster than the increase in yields on earning assets. This decline in net interest margin has been mitigated by the growth in the balance sheet. Average earning assets increased from $5.19 billion for the six months ended June 30, 2006 to $5.64 billion for the six months ended June 30, 2007. This represents an increase of 8.69%.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 1.97% for the six months of 2007 and 2.65% for the same period last year. The decrease in the net interest spread for the six months ended June 30, 2007 resulted from a 21 basis point increase in the yield on earning assets offset by a 89 basis point increase in the cost of interest-bearing liabilities, thus generating a 68 basis point decrease in the net interest spread from the same period last year.

For the second quarter of 2007 the Company's net interest spread (TE) was 1.91% as compared to 2.55% for the same period last year. The decrease in the net interest spread for the second quarter ended June 30, 2007 resulted from a 74 basis point increase in the cost of interest-bearing liabilities offset by a 10 basis point increase in the yield on earning assets, thus generating a 64 basis point decrease in the net interest spread over the same period last year.

The yield (TE) on earning assets increased to 6.15% for the six months of 2007, from 5.94% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 54.99% in the six months of 2007 from 52.21% for the same period in 2006. Average investments as a percent of earning assets decreased to 43.57% in the six months of 2007 from 46.32% for the same period in 2006. The yield on loans for the first six months of 2007 increased to 6.92% as compared to 6.86 % for the same period in 2006 as a result of the growth in average loans, the increasing interest rate environment and competition for quality loans. The yield (TE) on investments for the first six months of 2007 increased to 5.23% compared to 4.95% for the same period in 2006 as a result of an increase in average investment balances and an increase in interest rates.

The cost of average interest-bearing liabilities increased to 4.18% for the first six months of 2007 as compared to 3.29% for the same period in 2006, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 48.19% during the first six months of 2007 as compared to 41.38% for the same period in 2006. The cost of borrowings for the first six months of 2007 increased to 5.00% as compared to 3.89% for the same period in 2006, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2007 increased to 3.34% as compared to 2.82% for the same period in 2006, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

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

TABLE 2 —	Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(456)	$3,273	$93	$2,910
Tax-advantaged securities	2,162	(234)	(444)	1,484
Fed funds sold & interest-bearing deposits with other institutions	(79)	162	(149)	(66)
Investment in FHLB stock	208	—	(3)	205
Loans	13,346	806	83	14,235
Total interest on earning assets	15,181	4,007	(420)	18,768

Interest Expense:
Savings deposits	680	3,798	219	4,697
Time deposits	(1,247)	2,301	(160)	894
Other borrowings	10,038	9,295	2,893	22,226
Total interest on interest-bearing liabilities	9,471	15,394	2,952	27,817
Net Interest Income	$5,710	$(11,387)	$(3,372)	$(9,049)

	Comparison of quarters ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(861)	$1,451	$(37)	$553
Tax-advantaged securities	898	(211)	(189)	498
Fed funds sold & interest-bearing deposits with other institutions	(26)	220	(207)	(13)
Investment in FHLB stock	109	(272)	(32)	(195)
Loans	6,552	(690)	(49)	5,813
Total interest on earning assets	6,672	498	(514)	6,656

Interest Expense:
Savings deposits	469	1,527	106	2,102
Time deposits	(1,316)	976	(128)	(468)
Other borrowings	4,575	4,347	1,150	10,072
Total interest on interest-bearing liabilities	3,728	6,850	1,128	11,706
Net Interest Income	$2,944	$(6,352)	$(1,642)	$(5,050)

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $106.4 million for the first six months of 2007. This represented an increase of $14.2 million, or 15.44%, over interest and fees on loans of $92.2 million for the same period in 2006. The increase in interest and fees on loans for the first six months of 2007 reflects increases in the average balance of loans and the increase in interest rates between periods. The yield on loans increased to 6.92% for the first six months of 2007, compared to 6.86% for the same period in 2006. Average loans increased 14.48% from $2.71 billion for the first six months of 2006 to $3.10 billion for the first six months of 2007.

Interest and fees on loans totaled $53.7 million for the second quarter of 2007. This represented an increase of $5.8 million, or 12.13%, over interest and fees on loans of $47.9 million for the same period in 2006. The increase was primarily due to increases in the average balance of loans and an increase in interest rates during 2007.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2007 and 2006.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan in a manner that approximates the level-yield method. We recognized loan fee income of $2.4 million for the first six months of 2007, as compared to $3.0 million for the same period in 2006, a decrease of $654,000 or 21.55%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $59.3 million for the first six months of 2007. This represented an increase of $4.4 million, or 8.00%, over interest on investments of $55.0 million for the same period in 2006. The increase in interest on investments for the six months of 2007 over the same period last year reflected increases in the average balance of investments and the increase in interest rates. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 5.23% for the six months of 2007, compared to 4.95% for the same period in 2006 as a result of the increase in interest rates.

For the second quarter of 2007, interest income on investments totaled $29.0 million. This represented an increase of $1.1 million, or 3.76%, over interest on investments of $28.0 million for the same period in 2005. The increase in interest on investments for the second quarter of 2007 over the same period last year reflected increases in the average balance of investments and increases in the interest rate environment. The weighted-average yield (TE) on investments increased to 5.24% for the second quarter of 2007, compared to 5.01% for the same period in 2006 as a result of the increasing interest rate environment.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We did not make a provision for credit losses during the first six months of 2007. We acquired loans with $2.7 million of loan loss reserve from the FCB acquisition in June 2007. We made a provision for credit losses of $1.2 million and $900,000 during the first six-months and three-months ended June 30, 2006. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of June 30, 2007 and 2006 was 0.92% and 0.90%, respectively. No assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. The net charge-offs totaled $164,000 for the first six months of 2007 and net recoveries totaled $1.3 million during the same period of 2006. See “Risk Management – Credit Risk” herein.

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

Other operating income totaled $15.5 million for the first six months of 2007. This represents a decrease of $326,000, or 2.06%, from other operating income of $15.8 million for the same period in 2006. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.58% for first the six months of 2007, as compared to 15.39% for the same period in 2006.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $50.7 million for the first six months of 2007. This represents an increase of $3.0 million, or 6.32% over other operating expenses of $47.7 million for the same period in 2006. The increase is primarily due to the increase in salary and employee benefit expense.

For the second quarter of 2007, other operating expenses totaled $24.8 million. This represents a slight increase of $586,000, or 2.42% over other operating expenses of $24.3 million for the same period last year.

At June 30, 2007, we employed 712 full time equivalent employees, compared to 675 full time equivalent employees at June 30, 2006.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.70% and 1.74% for the first six months of 2007 and 2006, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2007, the efficiency ratio was 54.31%, compared to a ratio of 46.95% for the same period in 2006. The increase was primarily due to the decrease in net interest income while our operating expenses increased 6.32% over the same period last year.

For the second quarter of 2007, the efficiency ratio increased to 54.35% as compared to 48.18% for the same period last year.

Income Taxes

The Company's effective tax rate for the six months of 2007 was 27.30%, compared to 31.10% for the same period in 2006. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. In 2007, the percentage of tax-preferenced income to total income increased, resulting in lower tax rate compared to prior year. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.14 billion at June 30, 2007. This represented an increase of $42.8 million, or 0.70%, from total assets of $6.09 billion at December 31, 2006. Earning assets totaled $5.70 billion at June 30, 2007 and December 31, 2006. Total liabilities were $5.74 billion at June 30, 2007, up $35.3 million, or 0.62%, from total liabilities of $5.70 billion at December 31, 2006. Total equity increased $7.5 million, or 1.93%, to $396.8 million at June 30, 2007, compared with total equity of $389.3 million at December 31, 2006.

Investment Securities

The Company reported total investment securities of $2.34 billion at June 30, 2007. This represented a decrease of $238.4 million, or 9.23%, from total investment securities of $2.58 billion at December 31, 2006. This is consistent with our plan of allowing the securities portfolio to roll off by not reinvesting the cash flows. Investment securities comprise 41.10% of the Company’s total earning assets at June 30, 2007.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities held as "available-for-sale" are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders' equity. At June 30, 2007, securities held as available-for-sale had a fair market value of $2.34 billion, representing 100% of total investment securities, with an amortized cost of $2.39 billion. At June 30, 2007, the net unrealized holding loss on securities available-for-sale was $43.7 million and that resulted in accumulated other comprehensive loss of $25.3 million (net of $18.4 million in deferred taxes). At December 31, 2006, the Company reported net unrealized loss on investment securities available-for-sale of $22.8 million and accumulated other comprehensive income of $13.2 million (net of deferred taxes of $9.6 million).

Table 3 sets forth investment securities at June 30, 2007 and December 31, 2006.

	June 30, 2007
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$981	$—	$(1)	$980	0.04%
Government agency & government-sponsored enterprises	66,683	26	(438)	66,271	2.83%
Mortgage-backed securities	992,777	852	(34,992)	958,637	40.89%
CMO’s / REMIC’s	659,953	533	(8,128)	652,358	27.82%
Municipal bonds	667,796	9,510	(11,040)	666,266	28.42%
Other securities	25	—	—	25	0.00%
Total Investment Securities	$2,388,215	$10,921	$(54,599)	$2,344,537	100.00%

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$971	$—	$(1)	$970	0.04%
Government agency & government-sponsored enterprises	68,679	124	(503)	68,300	2.64%
Mortgage-backed securities	1,103,664	1,793	(27,606)	1,077,851	41.73%
CMO’s / REMIC’s	791,265	2,589	(6,584)	787,270	30.48%
Municipal bonds	638,391	12,249	(4,855)	645,785	25.00%
Other securities	2,726	—	—	2,726	0.11%
Total Investment Securities	$2,605,696	$16,755	$(39,549)	$2,582,902	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2007 was 4.62% with a weighted-average life of 4.8 years. This compares to a yield of 4.61% at December 31, 2006 with a weighted-average life of 4.7 years and a yield of 4.95% at June 30, 2006 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 97% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “A” or better by either Standard & Poor’s or Moody’s, as of June 30, 2007 and December 31, 2006.

	June 30, 2007
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
U.S. Treasury Obligation	$980	$(1)	$—	$—	$980	$(1)
Government agency & government- sponsored enterprises	19,030	153	32,190	285	51,220	438
Mortgage-backed securities	141,199	2,116	787,533	32,876	928,732	34,992
CMO/REMICs	112,037	1,045	379,373	7,083	491,410	8,128
Municipal bonds	365,210	8,269	72,522	2,771	437,732	11,040
	$638,456	$11,582	$1,271,618	$43,015	$1,910,074	$54,597

	December 31, 2006
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855
	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises – The U.S. Treasury Obligations and government agency and government sponsored enterprises are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. The unrealized loss greater than 12 months of $285,000 is comprised of primarily two FNMA issues. These securities mature within 5.0 years. The agencies are rated in the A’s and, although FNMA has had some accounting difficulties in the past few years, this has not impacted its credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these investments until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at June 30, 2007.

Mortgaged-Backed Securities and CMO/REMICs – The mortgage-backed and CMO/REMICs securities are issued and guaranteed by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 6.3 years. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government or private insurance companies. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at June 30, 2007 is $40.0 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $20.5 million, Freddie Mac with a loss of $17.9 million and non government sponsored enterprises such as financial institutions with a loss of $1.3 million. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2007.

Municipal Bonds – The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.7 years. The unrealized loss greater than 12 months on these securities at June 30, 2007 is $2.8 million. As with the other securities in the portfolio, we believe this loss is due to the rising rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at June 30, 2007.

Although we do not feel these securities are other-than-temporarily impaired, we will continue to monitor the available-for-sale portfolio in the light of economic, credit and market factors. In addition, we will look at the potential for improving the overall performance of the portfolio and the income of the Company. Accordingly, subsequent changes in some of these factors may indicate that we should sell some of these securities even though we have disclosed that we currently intend to hold these securities to maturity.

At June 30, 2007 and December 31, 2006, investment securities having an amortized cost of approximately $2.25 billion and $2.44 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

At June 30, 2006, we reported total loans, net of deferred loan fees, of $3.30 billion. This represents an increase of $233.1 million, or 7.59%, over total loans, net of deferred loan fees, of $3.07 billion at December 31, 2006. Total loans, net of deferred loan fees, comprise 57.91% of our total earning assets.

	June 30, 2007		December 31, 2006
Commercial and Industrial	$334,968	10.1%	$264,416	8.6%
Real Estate:
Construction	310,390	9.4%	299,112	9.7%
Commercial Real Estate	1,768,539	53.3%	1,642,370	53.3%
SFR Mortgage	358,347	10.8%	284,725	9.2%
Consumer	64,083	1.9%	54,125	1.8%
Municipal lease finance receivables	143,316	4.3%	126,393	4.1%
Auto and equipment leases, net of unearned discount	55,151	1.7%	51,420	1.7%
Dairy and Livestock	280,114	8.5%	358,259	11.6%
Gross Loans	3,314,908	100.0%	3,080,820	100.0%
Less:
Allowance for credit losses	(30,244)		(27,737)
Deferred net loan fees	(11,635)		(10,624)
Net Loans	$3,273,029		$3,042,459

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

Non-performing Assets

We had one non-performing asset of $806,000 at June 30, 2007. This asset was a loan acquired through the FCB acquisition; subsequent to quarter-end, this loan paid-off. We had no non-performing assets at December 31, 2006. Non-performing assets include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. There were no loans classified as impaired at June 30, 2007 and December 31, 2006.

We are not aware of any loans as of June 30, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.

At June 30, 2007 and December 31, 2006, the Company held no properties as other real estate owned.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At June 30, 2007, total deposits were $3.51 billion, representing an increase of $101.7 million, or 2.98%, from total deposits of $3.41 billion at December 31, 2006. Average total deposits for the six months of 2007 were $3.39 billion. The comparison of average balances for the six months of 2007 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	June 30, 2007		December 31, 2006
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,340,495	38.2%	$1,363,411	40.0%
Interest bearing deposits
Savings Deposits	1,246,230	35.5%	1,215,419	35.7%
Time deposits	921,756	26.3%	827,978	24.3%
Total deposits	$3,508,481	100.0%	$3,406,808	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.34 billion at June 30, 2007, representing a decrease of $22.9 million, or 1.68%, from total demand deposits of $1.36 billion at December 31, 2006. Non-interest-bearing demand deposits represented 38.21% of total deposits as of June 30, 2007 and 40.02% of total deposits as of December 31, 2006.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.25 billion at June 30, 2007, representing an increase of $30.8 million, or 2.53%, over savings deposits of $1.22 billion at December 31, 2006.

Time deposits totaled $921.8 million at June 30, 2007. This represented an increase of $93.8 million, or 11.33%, over total time deposits of $828.0 million at December 31, 2006.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 37.89% as of June 30, 2007, as compared to 38.65% as of December 31, 2006.

During 2007 and 2006, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $306.0 million and $1.09 billion under these agreements at June 30, 2007 and December 31, 2006, respectively. The decrease is due to borrowings maturing during the first six months of 2007. The weighted average annual interest rate was 4.82% and 4.47% at June 30, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. Total funds borrowed under both of these repurchase agreements were $507.5 million as of June 30, 2007 and $344.4 million as of December 31, 2006, respectively. The weighted average annual interest rate was 5.36% and 5.81% at June 30, 2007 and December 31, 2006, respectively.

We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $1.25 billion and $700.0 million under these agreements at June 30, 2007 and December 31, 2006, respectively. The weighted average annual interest rate was 4.88% and 4.90% at June 30, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 1 – Financial Statements. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2007 and December 31, 2006 the amounts held by the Bank in the TT&L Note Option Program were $4.8 million and $7.2 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 90 and 75 basis points less than the average weekly federal funds rate, which was 5.27% and 5.08% at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, borrowed funds totaled $2.07 billion, representing a decrease of $73.3 million, or 3.41%, over total borrowed funds of $2.15 billion at December 31, 2006.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2007:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
		(amounts in thousands)
Deposits	$3,508,481	$3,485,922	$18,311	$927	$3,321
FHLB and Other Borrowings	2,073,229	568,229	1,400,000	100,000	5,000
Junior Subordinated Debentures	115,859	—	—	—	115,859
Deferred Compensation	8,342	751	1,502	1,402	4,687
Operating Leases	19,003	5,374	6,841	2,418	4,370
Total	$5,724,914	$4,060,276	$1,426,654	$104,747	$133,237

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.

FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements and TT&L.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I and II, which mature in 2033 and become callable in whole or in part in 2008. CVB Statutory Trust III which matures in 2036 and becomes callable in whole or in part in 2011. It also represents two Trust Preferred Securities acquired through the FCB acquisition in June 2007. FCB Capital Trust I matures in 2028 and is currently callable. FCB Capital Trust II matures in 2033 and becomes callable in 2008.

Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.

Operating leases represent the total minimum lease payments under noncancelable operating leases.

Off-Balance Sheet Arrangements

At June 30, 2007, we had commitments to extend credit of approximately $718.2 million and obligations under letters of credit of $57.7 million and available lines of credit totaling $811.7 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The following table summarizes the off-balance sheet arrangements at June 30, 2007:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
2007		(amounts in thousands)
Commitment to extend credit	718,156	244,010	44,175	54,756	375,215
Obligations under letters of credit	57,659	42,984	14,675	—	—
Total	$775,815	$286,994	$58,850	$54,756	$375,215

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank's assets. For the first six months of 2007, the Bank's loan to deposit ratio averaged 91.44%, compared to an average ratio of 78.02% for the same period in 2006. We have been attempting to grow our loan portfolio while de-emphasizing growth in our investment portfolio. The slowdown in deposit growth has caused this ratio to increase.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB's revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2007, approximately $114.0 million of the Bank's equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $34.3 million for the six months of 2007, compared to $36.1 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to suppliers and employees.

Net cash provided by investing activities totaled $162.2 million for the first six months of 2007, compared to ($452.5) million used by investing activities for the same period in 2006. The increase in cash received was primarily the result of proceeds received from repayment of mortgage-backed securities and decrease in purchases of investment securities during the first six months of 2007.

Net cash used by financing activities totaled ($200.3) million for the first six months of 2007, compared to funds provided by financing activities of $429.5 million for the same period last year. The increase in net cash used by financing activities was primarily the result of a decrease in short-term borrowings offset by advances and repayments from Federal Home Loan Bank.

At June 30, 2007, cash and cash equivalents totaled $142.7 million. This represented a decrease of $513,000, or 0.36%, from a total of $143.2 million at June 30, 2006 and a decrease of $3.7 million, or 2.54%, from a total of $146.4 million at December 31, 2006.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2007, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered "Well Capitalized".

The Company's equity capital was $396.8 million at June 30, 2007. This represented an increase of $7.5 million or 1.92% from equity capital of $389.3 million at December 31, 2006. The increase was due primarily to the net earnings for the first six months of 2007 in the amount of $31.0 million and the issuance of stock in connection with the FCB acquisition of $18.0 million. This increase was partially offset by the payment of dividends in the amount of $14.3 million, repurchase of common shares in the amount of $16.3 million and an increase in unrealized loss on securities available-for-sale of $12.1 million. The Company's 2006 Annual Report on Form 10-K (Management's Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

Table 6 below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 2007, and December 31, 2006.

		June 30, 2007		December 31, 2006
Capital Ratios	Required Minimum Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.49%	10.76%	12.28%	11.07%
Total	8.00%	12.41%	11.55%	13.05%	11.84%
Leverage ratio	4.00%	7.83%	7.83%	7.82%	7.05%

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

The Bank began a credit review function engaging an outside party to review our loans. This was done in the last quarter of 2006 and will be performed quarterly in 2007. The purpose of this review is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first six months of 2007. We recorded a $1.2 million provision for credit losses during the first six months of 2006.

At June 30, 2007, we reported an allowance for credit losses of $30.2 million. This represented an increase of $2.5 million, or 9.04%, over the allowance for credit losses of $27.7 million at December 31, 2006. The increase is primarily due to the acquisition of FCB.

At June 30, 2007 and December 31, 2006, we had no loans classified as impaired.

Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. We had non-accruals loans of $806,000 at June 30, 2007 and 885,000 at June 30, 2006. There were no non-accrual loans at December 31, 2006.

TABLE 7 — Summary of Credit Loss Experience

	Six months ended June 30,
	2007	2006
	(amounts in thousands)

Amount of Total Loans at End of Period (1)	$3,303,272	$2,839,145
Average Total Loans Outstanding (1)	$3,102,396	$2,710,070
Allowance for Credit Losses:
Beginning of Period	$27,737	$23,204
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	111	30
Lease Financing Receivables	72	4
Consumer Loans	33	30
Total Loans Charged-Off	216	64

Recoveries:
Real Estate Loans	—	1,010
Commercial and Industrial	34	295
Lease Financing Receivables	4	7
Consumer Loans	14	18
Total Loans Recovered	52	1,330
Net Loans (Recovered)	164	(1,266)
Provision Charged to Operating Expense	—	(1,150)
Acquisition of First Coastal Bank	2,671
Allowance for Credit Losses at End of period	$30,244	$23,320
(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	0.01%	–0.05%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.00%	–0.04%
Allowance for Credit Losses to Average Total Loans	0.97%	0.86%
Allowance for Credit Losses to Total Loans at End of Period	0.92%	0.82%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	0.54%	–5.43%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	110.09%

While we believe that the allowance at June 30, 2007, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

RESULTS BY BUSINESS SEGMENTS

We have two reporting business segments, which are Business Financial Centers and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.

Business Financial Centers

Key measures we use to evaluate the Business Financial Center’s performance are included in the following table for the three and six months ended June 30, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$112,815	$103,668	$57,168	$53,584
Interest expense	37,445	25,378	19,418	14,067
Non-interest income	8,958	7,391	4,913	3,691
Non-interest expense	21,180	19,631	10,505	9,619
Segment pretax profit (loss)	$63,148	$66,050	$32,158	$33,589
Balance Sheet
Average loans	$3,102,396	$2,710,070	$3,145,131	$2,767,014
Average interest-bearing deposits	$2,117,099	$2,108,302	$2,120,022	$2,155,113
Yield on loans	6.92%	6.86%	6.85%	6.95%
Rate paid on deposits	3.34%	2.82%	3.39%	3.03%

For the six months ended June 30, 2007, total interest income increased $9.2 million or 8.82%. This is due to the increase in interest rates and the balances outstanding on loans. Average loan balances increased $392.3 million, or 14.48%. Interest expense increased $12.1 million or 47.55%. The rapid increase in interest expense is due to the continued increase in interest rates offered on deposit products. Pricing pressures on deposits continue to take place in the market place. Deposit costs increased by 52 basis points while loan yields increased only 6 basis points.

Non-interest income and non-interest expense also had increases when compared to the prior period. Non-interest income increased $1.6 million or 21.20%. Non-interest expense increased $1.5 million or 7.89%.

For the three months ended June 30, 2007, the total interest income for this segment increased $3.6 million or 6.69% when compared with the same period last year. This was due to the increase in interest income from loans. Interest on deposits increased $3.7 million or 30.09%. This is due to the increase in rates on deposits as market rates increased over the past year. Deposit costs increased 36 basis points and loan yields increased 10 basis points.

Non-interest income increased $1.2 million or 33.11% and non-interest expense increased $886,000, or 9.21%.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$61,393	$56,852	$29,848	$29,012
Interest expense	66,457	49,837	32,911	26,208
Non-interest income	—	34	—	22
Non-interest expense	545	509	291	265
Segment pretax profit (loss)	$(5,609)	$6,540	$(3,354)	$2,561
Balance Sheet
Average investments	$2,539,111	$2,480,217	$2,486,069	$2,494,271
Average borrowings	$2,178,676	$1,665,458	$2,171,010	$1,719,694
Yield on investments-TE	5.23%	4.95%	5.24%	5.01%
Non-tax equivalent yield	4.42%	4.52%	4.40%	4.55%
Rate paid on borrowings	5.00%	3.89%	5.01%	4.01%

Interest income for the three months ended June 30, 2007 increased $836,000, or 2.88% over the same period last year. Interest income increased $4.5 million or 7.99% for the six months ended June 30, 2007 compared with the same six month period last year. This is partially due to the planned reduction of the investment portfolio. Since June 2006, we have allowed $330 million in investment balances to roll off the balance sheet, allowing us to de-leverage our balance sheet. Therefore, we will allow the cash flow from our investment portfolio to either pay down borrowings or fund loans. It is anticipated that we will have an additional $600 million in reduction of the portfolio.

Interest expense increased $6.7 million or 25.58% for the three months ended June 30, 2007, and $16.7 million or 33.35% for the six months ended June 30, 2007. This is due to the re-pricing of FHLB Advances which fund the investment portfolio. Short-term funding rates have remained higher than the longer term rates; and since most of our advances had a maturity date of one year or less, they re-priced to a higher interest rate while our investment portfolio did not re-price as quickly. The cost of funding increased from 3.89% to 5.00% for the six months ended June 30, 2007 and 2006, respectively.

The result of increases in cost of funds reduced the net income from the Treasury segment from $6.5 million for the first six months of 2006 to a loss of $5.6 million for the first six months of 2007.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

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

Approximately $1.6 billion, or 68.71%, of the total investment portfolio at June 30, 2007 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2007:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+200 basis points	(2.05%)
–200 basis points	5.24%

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of the Company's FORM 10-K for the year ended December 31, 2006, during the six months ended June 30, 2007. Please refer to that section of the Company's 10-K for disclosure regarding the risks and uncertainties related to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a monthly summary of our repurchases of common stock for the six months ended June 30, 2007.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/07 – 1/31/07	—	—	—	—
2/1/07 – 2/28/07	—	—	—	—
3/1/07 – 3/31/07	814,100	$12.00	814,100	1,961,063
4/1/07 – 4/30/07	393,124	$12.04	393,124	1,567,939
5/1/07 – 5/31/07	146,550	$11.92	146,550	1,421,389
6/1/07 – 6/30/07	—	—	—	—
Total	1,353,774	$11.99	1,353,774	1,421,389

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, the Company held its 2007 annual meeting of shareholders. The following directors were elected to serve until our next annual meeting. The table below summarizes the votes received.

Election of Directors:
	For	Withheld
George A. Borba	71,499,072	905,319
John A. Borba	71,630,557	773,834
Ronald O. Kruse	72,072,771	331,620
Robert M. Jacoby	72,083,872	320,519
Christopher D. Myers	72,063,584	340,807
James C. Seley	72,073,469	330,922
San Vaccaro	72,025,044	379,347
D. Linn Wiley	72,018,264	386,127

The appointment of McGladrey & Pullen, LLP as independent public accountants of the Company for the year ended December 31, 2007 was ratified at the 2007 Annual Meeting of Shareholders by the following:

For	Against	Abstain	Broker Non-Votes
72,123,333	185,589	95,469	—

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

10.1	2007 CVB Financial Corporation Discretionary Performance Compensation Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 24, 2007)

10.2	Schedule of Named Executive Officer Base Salary (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 3, 2007)

10.3	Offer letter for Christopher A. Walters, dated June 13, 2007

10.4	Severance Compensation Agreement for Christopher A. Walters, dated July 27, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date:	August 7, 2007	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer