Form 10-Q
period 2007-09-30
CVB FINANCIAL CORP
filed 2007-11-09
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

For Quarter Ended September 30, 2007	Commission File Number: 0-10140

CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 North Haven Ave, Suite 350, Ontario, California	91764
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(909) 980-4030

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
Yes              No     X

Number of shares of common stock of the registrant: 83,434,643 outstanding as of November 6, 2007.

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
SIGNATURES

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$125,997	$146,411

Investment securities available-for-sale	2,390,306	2,582,902
Interest-bearing balances due from depository institutions	570	—
Investment in stock of Federal Home Loan Bank (FHLB)	80,743	78,866
Loans and lease finance receivables, net	3,311,749	3,070,196
Allowance for credit losses	(30,428)	(27,737)
Total earning assets	5,752,940	5,704,227
Premises and equipment, net	47,048	44,963
Intangibles	21,858	10,121
Goodwill	46,582	31,531
Cash value life insurance	102,434	99,861
Accrued interest receivable	30,091	29,146
Deferred tax asset	11,627	13,620
Other assets	18,816	12,368
TOTAL ASSETS	$6,157,393	$6,092,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,292,825	$1,363,411
Interest-bearing	2,142,262	2,043,397
Total deposits	3,435,087	3,406,808
Demand Note to U.S. Treasury	180	7,245
Repurchase agreements	580,666	344,350
Short-term borrowings	340,500	1,094,900
Long-term borrowings	1,205,000	700,000
Accrued interest payable	19,146	16,156
Deferred compensation	8,228	7,946
Junior subordinated debentures	115,859	108,250
Other liabilities	45,910	19,268
TOTAL LIABILITIES	5,750,576	5,704,923

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,353,404 (2007) and 84,281,722 (2006)	356,220	366,082
Retained earnings	60,271	34,464
Accumulated other comprehensive loss, net of tax	(9,674)	(13,221)
Total stockholders’ equity	406,817	387,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,157,393	$6,092,248

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$58,677	$50,564	$165,117	$142,769
Investment securities:
Taxable	20,591	24,725	65,401	66,625
Tax-preferred	7,493	6,510	22,029	19,563
Total investment income	28,084	31,235	87,430	86,188
Dividends from FHLB stock	1,047	958	3,152	2,672
Federal funds sold and Interest bearing deposits with other institutions	72	6	92	92
Total interest income	87,880	82,763	255,791	231,721
Interest expense:
Deposits	18,445	18,903	53,531	48,398
Short-term borrowings	19,886	14,503	36,505	24,934
Long-term borrowings	5,853	5,890	40,437	24,724
Junior subordinated debentures	1,988	1,737	5,563	5,024
Total interest expense	46,172	41,033	136,036	103,080
Net interest income before provision for credit losses	41,708	41,730	119,755	128,641
Provision for credit losses	—	1,250	—	2,400
Net interest income after provision for credit losses	41,708	40,480	119,755	126,241
Other operating income:
Service charges on deposit accounts	3,340	3,253	9,827	9,833
CitizensTrust	1,657	1,807	5,355	5,467
Bankcard services	678	697	1,918	1,857
BOLI income	981	624	2,896	2,095
Other	1,207	1,461	3,361	4,377
Gain on sale of securities, net	—	1,029	—	1,062
Total other operating income	7,863	8,871	23,357	24,691
Other operating expenses:
Salaries and employee benefits	13,794	11,541	41,449	37,031
Occupancy and Equipment	4,605	3,986	12,905	11,591
Professional services	1,844	1,237	4,535	3,995
Amortization of intangibles	1,086	588	2,263	1,765
Other	5,889	5,278	16,811	15,977
Total other operating expenses	27,218	22,630	77,963	70,359
Earnings before income taxes	22,353	26,721	65,149	80,573
Income taxes	6,232	8,655	17,932	25,892
Net earnings	$16,121	$18,066	$47,217	$54,681

Comprehensive income	$31,779	$50,664	$50,764	$58,357

Basic earnings per common share	$0.19	$0.21	$0.56	$0.65
Diluted earnings per common share	$0.19	$0.21	$0.56	$0.64

Cash dividends per common share	$0.085	$0.09	$0.255	$0.27

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2007	84,282	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	185	1,053				1,053
Repurchase of common stock	(2,720)	(30,030)				(30,030)
Shares issued for the acquisition of
First Coastal Bancshares	1,606	18,046				18,046
Tax benefit from exercise of stock options		317				317
Stock-based Compensation Expense		752				752
Cash dividends ($0.255 per share)			(21,410)			(21,410)
Comprehensive income:
Net earnings			47,217		$47,217	47,217
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				3,547	3,547	3,547
Comprehensive income					$50,764
Balance September 30, 2007	83,353	$356,220	$60,271	$(9,674)		$406,817

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
	(amounts and shares in thousands)
Balance January 1, 2006	76,430	$252,717	$102,858	$(13,386)		$342,189
Issuance of common stock	140	698				698
Tax benefit from exercise of stock options		141				141
Stock-based Compensation Expense		596				596
Cash dividends ($0.27 per share)			(20,710)			(20,710)
Comprehensive income:
Net earnings			54,681		$54,681	54,681
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				3,676	3,676	3,676
Comprehensive income					$58,357
Balance September 30, 2006	76,570	$254,152	$136,829	$(9,710)		$381,271

	At September 30,
	2007	2006
	(amounts and shares in thousands)
Disclosure of reclassification amount
Unrealized gains on securities arising during the period	$6,115	$6,335
Tax expense	(2,568)	(2,659)
Net unrealized gain on securities	$3,547	$3,676

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$255,894	$228,030
Service charges and other fees received	23,810	22,854
Interest paid	(133,047)	(101,873)
Cash paid to vendors and employees	(76,484)	(62,208)
Income taxes paid	(11,250)	(20,750)
Net cash provided by operating activities	58,923	66,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	3,712	—
Proceeds from sales of MBS	—	57,132
Proceeds from repayment of MBS	338,605	297,193
Proceeds from repayment of Fed Funds Sold	52,000	—
Proceeds from maturity of investment securities	35,955	4,368
Purchases of investment securities available-for-sale	(72,608)	(193,887)
Purchases of MBS	(85,907)	(456,648)
Purchases of FHLB stock	(2,927)	(4,629)
Net increase in loans and lease finance receivables	(101,124)	(246,985)
Proceeds from sales of premises and equipment	111	766
Purchase of premises and equipment	(5,935)	(9,425)
Cash paid for purchase of First Coastal Bancshares, net of cash acquired	(743)	—
Purchase of Bank Owned Life Insurance	—	(25,000)
Investment in common stock of CVB Statutory Trust III	—	(774)
Net cash provided by/(used in) investing activities	161,139	(577,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(145,032)	(135,619)
Net (decrease)/increase in time deposits	(20,226)	235,051
Advances from Federal Home Loan Bank	600,000	350,000
Repayment of advances from Federal Home Loan Bank	(480,000)	(445,000)
Net (decrease) increase in short-term borrowings	(381,464)	498,577
Net increase in repurchase agreements	236,316	—
Cash dividends on common stock	(21,410)	(20,710)
Repurchase of common stock	(30,030)	—
Issuance of junior subordinated debentures	—	25,774
Proceeds from exercise of stock options	1,053	698
Tax benefit related to exercise of stock options	317	141
Net cash (used in)/provided by financing activities	(240,476)	508,912

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,414)	(2,924)
CASH AND CASH EQUIVALENTS, beginning of period	146,411	130,141
CASH AND CASH EQUIVALENTS, end of period	$125,997	$127,217

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(Dollar amounts in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$47,217	$54,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(1,062)
Gain on sale of premises and equipment	(15)	(441)
Increase in cash value of life insurance	(3,127)	(2,095)
Net amortization of premiums on investment securities	2,454	5,983
Provisions for credit losses	—	2,400
Stock-based compensation	752	596
Depreciation and amortization	7,097	6,020
Change in accrued interest receivable	(2,583)	(6,844)
Change in accrued interest payable	2,990	1,207
Change in other assets and liabilities	4,138	5,608
Total adjustments	11,706	11,372
NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,923	$66,053

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of First Coastal Bancshares:
Assets acquired	$194,125	$—
Goodwill & Intangibles	29,051	—
Liabilities assumed	(204,387)	—
Stock issued	(18,046)	—
Purchase price of acquisition, net of cash received	$743	$—

Securities purchased and not settled	$22,515	$4,029

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company also acquired trust preferred securities through the acquisition of First Coastal Bancshares (“FCB”). In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.

Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing and brokers mortgage loans to customers through its Citizens Financial Services Division (formerly known as Golden West Financial Division) and offers trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County. The Bank operates 44 Business Financial Centers with its headquarters located in the city of Ontario.

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

Correction of Immaterial Error — The Company revised it’s consolidated financial statements for the year ended December 31, 2006, including the quarters therein, due to corrections of immaterial prior years’ errors identified in the current year. The Company understated tax expense for 2006 and 2005 primarily related to the accounting treatment of tax credits associated with Qualified Zone Academy Bonds and also over-accrued FHLB Stock dividend income. The result was a decrease of previously reported net income by approximately $1.3 million for the year ended December 31, 2006 and $688,000 for the years prior to 2006. For the three and nine months ended September 30, 2006, previously reported net income decreased by $389,000 and $931,000, respectively. Basic and diluted earnings per common share decreased by $.01 per share from previously reported amounts as of the three and nine months ended September 30, 2006.

Investment Securities — The Company classifies as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the life of the security. For mortgage-related securities (i.e., securities that are collateralized and payments received from underlying mortgage) the amortization or accretion is based on the estimated average lives of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. At September 30, 2007, all of the Company’s investment securities are classified as available-for-sale.

Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2007, the Company entered into commitments with certain customers amounting to $857.1 million compared to $680.6 million at December 31, 2006. Letters of credit at September 30, 2007, and December 31, 2006, were $57.6 million and $64.8 million, respectively.

The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the effective yield method.

Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by management and periodically various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first nine months of 2007, we did not record a provision for credit losses. The allowance for credit losses was $30.4 million as of September 30, 2007. This represents an increase of $2.7 million when compared with an allowance for credit losses of $27.7 million as of December 31, 2006. The increase was primarily due to the $2.7 million allowance for credit losses acquired through FCB, supplemented by net recoveries of $20,000 during the first nine months of 2007.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the nine months of 2007, the Company recorded an increase of $741,000 in the reserve for undisbursed commitments. As of September 30, 2007, the balance in this reserve was $2.5 million.

A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

At September 30, 2007, impaired loans totaled $2.9 million. These loans were supported by collateral with a fair market value, net of prior liens, of $2.0 million. The amount of reserve for these loans was $900,000 as of September 30, 2007. There were no loans classified as impaired at December 31, 2006.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in noninterest expense.

Other Real Estate Owned — Other real estate owned represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. There was no other real estate owned at September 30, 2007 and December 31, 2006.

Business Combinations and Intangible Assets — On June 22, 2007, we acquired First Coastal Bancshares (“FCB”). The Company issued 1,605,523 common shares and $18.0 million in cash to FCB shareholders in connection with the acquisition. FCB had total assets of $194.4 million, total loans of $140.0 million and total deposits of $193.5 million as of the acquisition date, June 22, 2007. FCB had four offices, in Manhattan Beach, El Segundo, Marina Del Rey, and Gardena. These four offices are operating as business financial centers of the Bank. The acquisition was not considered significant to the overall financial position of the Company.

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

The Company completed its annual impairment test as of July 1, 2007, and did not record any impairment of goodwill. At September 30, 2007 goodwill was $46.6 million, of which $15.1 million was a result of the FCB acquisition. As of September 30, 2007, intangible assets that continue to be subject to amortization include core deposit premiums of $21.9 million (net of $11.8 million of accumulated amortization), of which $14.0 million was a result of the FCB acquisition. The Company is in the process of obtaining valuations of certain assets and liabilities acquired from FCB; thus, the allocation of the purchase price and the intangible assets is subject to adjustment. Amortization expense for such intangible assets was $2.3 million for the nine months ended September 30, 2007. Estimated amortization expense, for the remainder of 2007 is expected to be $1.1 million. Estimated amortization expense, for the succeeding five fiscal years is $4.3 million for year one, $3.7 million for year two, $3.7 million for year three, $3.6 million for year four and $2.4 million for year five. The weighted average remaining life of intangible assets is approximately 5.25 years.

Income Taxes — Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. The Company has two tax jurisdictions: the U.S. Government and the State of California. As of January 1, 2007 and September 30, 2007, the Company did not have any significant liabilities associated with uncertain tax positions. The Company still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by both the Internal Revenue Service and the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties accessed by a taxing authority will be classified as other expense.

Earnings per Common Share — Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2007 was 84,353,404. The table below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Nine Months
Ended September 30,

	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$47,217	83,716	$0.56	$54,681	84,136	$0.65
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	657	(0.00)	—	795	(0.01)
DILUTED EPS
Income available to common stockholders	$47,217	84,373	$0.56	$54,681	84,931	$0.64

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Three Months Ended
September 30,

	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$16,121	84,373	$0.19	$18,066	84,160	$0.21
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	357	0.00	—	910	0.00
DILUTED EPS
Income available to common stockholders	$16,121	84,730	$0.19	$18,066	85,070	$0.21

Stock-Based Compensation — At September 30, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.

Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.

CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 157.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of EITF 06-4 to have a material effect on the Company’s consolidated financial position or results of operations.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable unfavorable outcome of all cases brought against them. At September 30, 2007, we are not aware of any material pending legal action or complaints asserted against us.

Business Segments — The Company has identified two principal reportable segments : Business Financial Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers (branches), organized in 5 geographic regions, which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Bank’s geographic regions are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual reportable segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$45,362	$29,224	$13,294	$—	$87,880
Credit for funds provided (1)	16,266	—	3,764	(20,030)	—
Total interest income	61,628	29,224	17,058	(20,030)	87,880

Interest expense	17,025	24,113	5,034	—	46,172
Charge for funds used (1)	4,477	8,365	7,188	(20,030)	—
Total interest expense	21,502	32,478	12,222	(20,030)	46,172
Net interest income	40,126	(3,254)	4,836	—	41,708
Provision for credit losses	—	—	—	—	—
Net interest income after provision for credit losses	$40,126	($3,254)	$4,836	$—	$41,708
Non-interest income	4,628	1	3,234	—	7,863
Non-interest expense	11,515	312	15,391	—	27,218
Segment pretax profit (loss)	$33,239	($3,565)	($7,321)	$—	$22,353

	Three Months Ended September 30, 2006
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$32,518	$32,213	$18,032	$—	$82,763
Credit for funds provided (1)	16,809	—	1,466	(18,275)	—
Total interest income	49,327	32,213	19,498	(18,275)	82,763

Interest expense	14,100	24,725	2,208	—	41,033
Charge for funds used (1)	2,020	4,761	11,494	(18,275)	—
Total interest expense	16,120	29,486	13,702	(18,275)	41,033
Net interest income	33,207	2,727	5,796	—	41,730
Provision for credit losses	—	—	1,250	—	1,250
Net interest income after provision for credit losses	$33,207	$2,727	$4,546	$—	$40,480
Non-interest income	3,993	1,029	3,849	—	8,871
Non-interest expense	10,246	291	12,093	—	22,630
Segment pretax profit (loss)	$26,954	$3,465	($3,698)	$—	$26,721

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	Nine Months Ended September 30, 2007
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$127,191	$90,727	$37,873	$—	$255,791
Credit for funds provided (1)	47,252	—	10,876	(58,128)	—
Total interest income	174,443	90,727	48,749	(58,128)	255,791

Interest expense	47,655	74,737	13,644	—	136,036
Charge for funds used (1)	11,292	24,198	22,638	(58,128)	—
Total interest expense	58,947	98,935	36,282	(58,128)	136,036
Net interest income	115,496	(8,208)	12,467	—	119,755
Provision for credit losses	—	—	—		—
Net interest income after provision for credit losses	$115,496	($8,208)	$12,467	$—	$119,755
Non-interest income	13,586	1	9,770	—	23,357
Non-interest expense	32,695	857	44,411	—	77,963
Segment pretax profit (loss)	$96,387	($9,064)	($22,174)	$—	$65,149
Segment assets as of September 30, 2007	$3,479,527	$1,993,898	$685,927	$—	$6,159,352

	Nine Months Ended September 30, 2006
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$102,976	$88,989	$39,756	$—	$231,721
Credit for funds provided (1)	50,019	—	5,793	(55,812)	—
Total interest income	152,995	88,989	45,549	(55,812)	231,721

Interest expense	36,002	60,710	6,368	—	103,080
Charge for funds used (1)	5,496	18,613	31,703	(55,812)	—
Total interest expense	41,498	79,323	38,071	(55,812)	103,080
Net interest income	111,497	9,666	7,478	—	128,641
Provision for credit losses	—	—	2,400		2,400
Net interest income after provision for credit losses	$111,497	$9,666	$5,078	$—	$126,241
Non-interest income	11,384	1,063	12,244	—	24,691
Non-interest expense	29,877	800	39,682	—	70,359
Segment pretax profit (loss)	$93,004	$9,929	($22,360)	$—	$80,573
Segment assets as of September 30, 2006	$3,221,611	$2,284,708	$468,329	$—	$5,974,648

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2006 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust I and II. We are based in Ontario, California in what is known as the ”Inland Empire“. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Through our acquisition of FCB our geographic market has expanded to include the South Bay region of Los Angeles County. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

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

Our growth in loans and investments for the first nine months of 2007 compared with the first nine months of 2006 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 2.1% for the nine months of 2007. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin (tax-equivalent) to decline to 3.02% for the nine months ended September 30, 2007 from 3.42% for the nine months ended September 30, 2006.

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

Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the ”Risk Management“ section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We classify securities as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, except for mortgage-related securities as discussed in the previous paragraph. Our investment in Federal Home Loan Bank (”FHLB“) stock is carried at cost.

Income Taxes: We account for income taxes using the asset and liability method by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in our balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for any of our deferred tax assets, there is no guarantee that these assets are recoverable.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $47.2 million for the nine months ended September 30, 2007. This represented a decrease of $7.5 million or 13.65%, from net earnings of $54.7 million, for the nine months ended September 30, 2006. Basic and diluted earnings per share for the nine-month period decreased to $0.56 per share for 2007, compared to $0.65 basic earnings per share for 2006 and $0.64 diluted earnings per share for 2006. The annualized return on average assets was 1.04% for the nine months ended of 2007 compared to an annualized return on average assets of 1.29% for the nine months of 2006. The annualized return on average equity was 15.82% for the nine months ended September 30, 2007, compared to an annualized return of 20.74% for the nine months ended September 30, 2006.

For the quarter ended September 30, 2007, our net earnings were $16.1 million. This represented a decrease of $1.9 million or 10.77%, from net earnings of $18.1 million, for the third quarter of 2006. Basic and diluted earnings per share decreased to $0.19 per share for the third quarter of 2007 compared to $0.21 per share for the second quarter of 2006. The annualized return on average assets was 1.04% for the third quarter of 2007 compared to an annualized return on average assets of 1.21% for the same period last year. The annualized return on average equity was 15.99% for the third quarter of 2007 compared to an annualized return on average equity of 20.35 % for the third quarter of 2006.

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

Our net interest income, after the provision for credit losses, totaled $119.8 million for the nine months ended September 30, 2007. This represented a decrease of $6.5 million, or 5.14%, from net interest income, after provision for credit losses, of $126.2 million for the same period in 2006. The decrease in net interest income of $6.5 million resulted from a $24.1 million increase in interest income, offset by a $33.0 million increase in interest expense and $2.4 million provision of credit losses recorded in the first nine months of 2006. The $24.1 million increase in interest income resulted from the $358.5 million increase in average earning assets and an increase in average yield on earning assets to 6.20% for the nine months of 2007 from 6.00% for the same period in 2006. The $33.0 million increase in interest expense resulted from a $419.7 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 4.18% for the nine months of 2007 from 3.51% for the same period in 2006.

The major reason for the decrease in net interest income was the flattening of the yield curve and its effect on our liabilities. Our interest-bearing liabilities are comprised of customer deposits and borrowings from primarily the FHLB or other correspondent banks. The borrowings are at market rates and have reset upwards as rates have risen. As a result of increased competition, our rates on customer deposits have risen also, but slower than rates on borrowings. In September 2007, the Federal Reserve reduced the target Fed Funds Rate to 4.75% from 5.25%. This change slightly increased our net interest margin for September 2007 due to our ability to reprice our deposits and over-night borrowings downward. This allowed us to compensate for the more than $850 million in variable rate loans which also began to reprice at lower rates.

Interest income totaled $255.8 million for the first nine months of 2007. This represented an increase of $24.1 million, or 10.39%, compared to total interest income of $231.7 million for the same period last year. The increase in interest income was primarily the result of the increase in average earning assets from $5.31 billion in the nine months of 2006 to $5.67 billion in the same period in 2007. This represents a 6.75% increase for the nine months of 2007 over the same period last year. In addition, average yield on earning assets increased by 20 basis points for the first nine months of 2007 compared with the same period last year.

Interest expense totaled $136.0 million for the first nine months of 2007. This represented an increase of $33.0 million, or 31.97%, over total interest expense of $103.1 million for the same period last year. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities from $3.90 billion to $4.32 billion, and an increase in the cost of these liabilities by 67 basis points.

For the third quarter ended September 30, 2007, the Company’s net interest income, after provision for credit losses, totaled $41.7 million. This represented an increase of $1.2 million, or 3.03%, over net interest income of $40.5 million for the same period in 2006. The increase in net interest income of $1.2 million for the third quarter of 2007 resulted from an increase of $5.1 million in interest income, offset by a $5.1 million increase in interest expense and $1.2 million provision of credit losses recorded in the third quarter of 2006. The increase in interest income of $5.1 million resulted from the increase in average earning assets of $176.0 million and an increase in the average yield on earning assets to 6.28% for the third quarter of 2007 from 6.13% the same period in 2006. The increase of $5.1 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 4.16% for the third quarter of 2007 from 3.90% the same period in 2006 and a $218.5 million increase in average interest-bearing liabilities.

Interest income totaled $87.9 million for the third quarter of 2007. This represented an increase of $5.1 million, or 6.18%, compared to total interest income of $82.8 million for the same period last year. The increase in interest income for the third quarter ending September 30, 2007 as compared to the third quarter ending September 30, 2006 was primarily the result of the increase in average earning assets of $176.0 million and an increase in the average yield on earning assets of 15 basis points between the third quarter of 2007 and the third quarter of 2006.

Interest expense totaled $46.2 million for the third quarter of 2007. This represented an increase of $5.1 million or 12.53%, over total interest expense of $41.0 million for the same period last year. The increase in interest expense for the third quarter ending September 30, 2007 as compared to the third quarter ending September 30, 2006 was primarily the result of the increase in average interest bearing liabilities of $218.5 million and an increase of 26 basis points in the average yield paid on interest-bearing liabilities.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the nine-month and three-month periods ended September 30, 2007 and 2006. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

	Nine-month period ended September 30,
	2007			2006
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(amounts in thousands)
Investment Securities
Taxable	$1,746,192	$65,401	5.00%	$1,885,771	$66,625	4.72%
Tax preferenced (1)	663,680	22,029	5.92%	591,343	19,563	5.94%
Investment in FHLB stock	81,041	3,152	5.19%	73,333	2,672	4.86%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	2,010	92	6.10%	2,464	92	4.98%
Loans (2) (3)	3,178,242	165,117	6.95%	2,759,778	142,769	6.92%
Total Earning Assets	5,671,165	255,791	6.20%	5,312,689	231,721	6.00%
Total Non Earning Assets	380,047			360,633
Total Assets	$6,051,212			$5,673,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits (4)	$1,290,946	$24,531	2.54%	$1,210,910	$18,769	2.07%
Time Deposits	854,353	29,000	4.54%	939,699	29,629	4.22%
Total Deposits	2,145,299	53,531	3.34%	2,150,609	48,398	3.01%
Other Borrowings	2,174,278	82,505	5.00%	1,749,222	54,682	4.12%
Interest Bearing Liabilities	4,319,577	136,036	4.18%	3,899,831	103,080	3.51%
Non-interest bearing deposits	1,289,429			1,358,135
Other Liabilities	43,210			62,800
Stockholders’ Equity	398,996			352,556
Total Liabilities and Stockholders’ Equity	$6,051,212			$5,673,322

Net interest income		$119,755			$128,641

Net interest spread — tax equivalent			2.02%			2.49%
Net interest margin			2.84%			3.26%
Net interest margin — tax equivalent			3.02%			3.42%
Net interest margin excluding loan fees			2.79%			3.18%
Net interest margin excluding loan fees — tax equivalent			2.92%			3.30%

(1)	Includes tax-exempt income of $7.4 million for 2007 and $6.4 million for 2006. Non tax equivalent rate was 4.43% for 2007 and 4.47% for 2006.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $4,106; 2006, $4,633

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $3,474; 2006, $0

(4)	Includes interest bearing demand and money market accounts

	Three-month period ended September 30,
	2007			2006
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(amounts in thousands)
Investment Securities
Taxable	$1,643,382	$20,591	5.02%	$2,018,439	$24,725	4.99%
Tax preferenced (1)	671,883	7,493	5.97%	602,341	6,510	5.81%
Investment in FHLB stock	81,410	1,047	5.03%	75,118	958	4.99%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	5,377	72	5.24%	32	6	73.37%
Loans (2) (3)	3,327,462	58,677	7.00%	2,857,573	50,564	7.02%
Total Earning Assets	5,729,514	87,880	6.28%	5,553,503	82,763	6.13%
Total Non Earning Assets	399,936			378,083
Total Assets	$6,129,450			$5,931,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits (4)	$1,299,069	$8,218	2.51%	$1,201,319	$7,137	2.36%
Time Deposits	901,710	10,227	4.50%	1,032,525	11,766	4.52%
Total Deposits	2,200,779	18,445	3.33%	2,233,844	18,903	3.36%
Other Borrowings	2,165,624	27,727	5.01%	1,914,016	22,130	4.52%
Interest Bearing Liabilities	4,366,403	46,172	4.16%	4,147,860	41,033	3.90%
Non-interest bearing deposits	1,316,035			1,344,239
Other Liabilities	47,069			87,216
Stockholders’ Equity	399,943			352,271
Total Liabilities and Stockholders’ Equity	$6,129,450			$5,931,586

Net interest income		$41,708			$41,730

Net interest spread — tax equivalent			2.12%			2.23%
Net interest margin			2.93%			3.04%
Net interest margin — tax equivalent			3.11%			3.20%
Net interest margin excluding loan fees			2.94%			3.05%
Net interest margin excluding loan fees — tax equivalent			2.99%			3.09%

(1)	Includes tax-exempt income of $2.5 million for 2007 and $2.2 million for 2006. Non tax equivalent rate was 4.46% for 2007 and 4.84% for 2006.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $1,726; 2006, $1,600

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $3,474; 2006, $0

(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.02% for the nine months of 2007, compared to 3.42% for the nine months of 2006. The decrease in the net interest margin as compared with the first nine months of 2006 is the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.

It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ. The general increase in interest rates had an impact on interest earned and interest paid as a percent of earning assets. Rates on deposits have risen due to increased competition. In addition, our cost of borrowings has increased due to lower cost borrowings maturing and being replaced with higher cost borrowings.

Our average non-interest-bearing deposits for the nine-month period ended September 30, 2007 declined as compared with our average non-interest-bearing deposits for the nine-month period ended September 30, 2006. This was due primarily to the competition for these types of deposits. As a result, we needed to borrow more funds, increasing our costs and decreasing our net interest income.

The decline in net interest margin is due to the cost of interest-bearing liabilities rising faster than the increase in yields on earning assets. This decline in net interest margin has been mitigated by the growth in the balance sheet. Average earning assets increased from $5.31 billion for the nine months ended September 30, 2006 to $5.67 billion for the nine months ended September 30, 2007. This represents an increase of 6.75%.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.02% for the nine months of 2007 and 2.49% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2007 resulted from a 20 basis point increase in the yield on earning assets offset by a 67 basis point increase in the cost of interest-bearing liabilities, thus generating a 47 basis point decrease in the net interest spread from the same period last year.

For the third quarter of 2007 the Company’s net interest spread (TE) was 2.12% as compared to 2.23% for the same period last year. The decrease in the net interest spread for the third quarter ended September 30, 2007 resulted from a 26 basis point increase in the cost of interest-bearing liabilities offset by a 15 basis point increase in the yield on earning assets, thus generating a 11 basis point decrease in the net interest spread over the same period last year.

The yield (TE) on earning assets increased to 6.20% for the nine months of 2007, from 6.00% for the same period last year, and reflects an increasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 56.04% in the nine months of 2007 from 51.95% for the same period in 2006. Average investments as a percent of earning assets decreased to 42.49% in the nine months of 2007 from 46.63% for the same period in 2006. The yield on loans for the first nine months of 2007 increased to 6.95% as compared to 6.92% for the same period in 2006 as a result of the growth in average loans and the increasing interest rate environment during that period. The yield (TE) on investments for the first nine months of 2007 increased to 5.25% compared to 5.01% for the same period in 2006 as a result of an increase in interest rates.

The cost of average interest-bearing liabilities increased to 4.18% for the first nine months of 2007 as compared to 3.51% for the same period in 2006, reflecting the continued increase in interest rates and a change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities increased to 50.34% during the first nine months of 2007 as compared to 44.85% for the same period in 2006. The cost of borrowings for the first nine months of 2007 increased to 5.00% as compared to 4.12% for the same period in 2006, reflecting the continued increase in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2007 increased to 3.34% as compared to 3.01% for the same period in 2006, also reflecting the continued increase in interest rates and the competition for interest-bearing deposits. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

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

	Comparison of nine months ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(4,919)	$3,959	$(264)	$(1,224)
Tax-advantaged securities	3,172	(89)	(617)	2,466
Fed funds sold & interest-bearing deposits with other institutions	(17)	21	(4)	—
Investment in FHLB stock	281	181	18	480
Loans	21,659	619	70	22,348
Total interest on earning assets	20,176	4,691	(797)	24,070

Interest Expense:
Savings deposits	1,239	4,257	286	5,782
Time deposits	(2,694)	2,249	(204)	(649)
Other borrowings	13,280	11,673	2,870	27,823
Total interest on interest-bearing liabilities	11,825	18,179	2,952	32,956

Net Interest Income	$8,351	$(13,488)	$(3,749)	$(8,886)

	Comparison of quarters ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(4,659)	$151	$374	$(4,134)
Tax-advantaged securities	1,003	241	(261)	983
Fed funds sold & interest-bearing deposits with other institutions	980	(5)	(909)	66
Investment in FHLB stock	78	8	3	89
Loans	8,314	(144)	(57)	8,113
Total interest on earning assets	5,716	251	(850)	5,117

Interest Expense:
Savings deposits	581	454	46	1,081
Time deposits	(1,490)	(52)	3	(1,539)
Other borrowings	2,906	2,397	294	5,597
Total interest on interest-bearing liabilities	1,997	2,799	343	5,139

Net Interest Income	$3,719	$(2,548)	$(1,193)	$(22)

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $165.1 million for the first nine months of 2007. This represented an increase of $22.3 million, or 15.65%, over interest and fees on loans of $142.8 million for the same period in 2006. The increase in interest and fees on loans for the first nine months of 2007 reflects increases in the average balance of loans and the increase in interest rates between periods. The yield on loans increased to 6.95% for the first nine months of 2007, compared to 6.92% for the same period in 2006. Average loans increased 15.16% from $2.76 billion for the first nine months of 2006 to $3.18 billion for the first nine months of 2007.

Interest and fees on loans totaled $58.7 million for the third quarter of 2007. This represented an increase of $8.1 million, or 16.04%, over interest and fees on loans of $50.6 million for the same period in 2006. The increase was primarily due to increases in the average balance of loans and an increase in interest rates during 2007.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2007 and 2006.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective yield method. We recognized loan fee income of $4.1 million for the first nine months of 2007, as compared to $4.6 million for the same period in 2006, a decrease of $527,000 or 11.38%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $90.7 million for the first nine months of 2007. This represented an increase of $1.7 million, or 1.94%, over interest on investments of $89.0 million for the same period in 2006. The increase in interest on investments for the nine months of 2007 over the same period last year reflected the increase in interest rates partially offset by decreases in average balances. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments increased to 5.25% for the nine months of 2007, compared to 5.01% for the same period in 2006 as a result of the increase in interest rates.

For the third quarter of 2007, interest income on investments totaled $29.2 million. This represented a decrease of $3.0 million, or 9.30%, from interest on investments of $32.2 million for the same period in 2006. The decrease in interest on investments for the third quarter of 2007 from the same period last year reflected decreases in the average balance of investments by $293.9 million, or 10.90%. This was offset by an increase in interest rates. The weighted-average yield (TE) on investments increased to 5.29% for the third quarter of 2007, compared to 5.18% for the same period in 2006.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We did not make a provision for credit losses during the first nine months of 2007. We acquired loans with $2.7 million of loan loss reserve from the FCB acquisition in June 2007. We made a provision for credit losses of $2.4 million and $1.2 million during the first nine-months and three-months ended September 30, 2006. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of September 30, 2007 and 2006 was 0.92%. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. The net recoveries totaled $20,000 for the first nine months of 2007 and $1.3 million during the same period of 2006. See “Risk Management — Credit Risk” herein.

Other Operating Income

Other operating income for the Company includes income derived from special services offered by the Bank, such as CitizensTrust, merchant card, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.

Other operating income totaled $23.4 million for the first nine months of 2007. This represents a decrease of $1.3 million, or 5.40%, from other operating income of $24.7 million for the same period in 2006. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.32% for the first nine months of 2007, as compared to 16.10% for the same period in 2006.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $78.0 million for the first nine months of 2007. This represents an increase of $7.6 million, or 10.81% over other operating expenses of $70.4 million for the same period in 2006.

For the third quarter of 2007, other operating expenses totaled $27.2 million. This represents an increase of $4.6 million, or 20.27% over other operating expenses of $22.6 million for the same period last year.

The increases in other operating expenses for the third quarter and for the nine months ending September 30, 2007 were primarily due to the increases in salary and occupancy expenses related to the acquisition of FCB. In addition, intangible expense increased by $498,000 for the estimated amortization of intangibles acquired from FCB. The Company also made a $741,000 provision to the reserve for undisbursed credit commitments in the third quarter of 2007.

At September 30, 2007, we employed 692 full time equivalent employees, compared to 653 full time equivalent employees at September 30, 2006.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.72% and 1.66% for the first nine months of 2007 and 2006, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2007, the efficiency ratio was 54.48%, compared to a ratio of 46.62% for the same period in 2006. The increase was primarily due to the decrease in net interest income while our operating expenses increased 10.81% over the same period last year.

For the third quarter of 2007, the efficiency ratio increased to 54.91% as compared to 45.86% for the same period last year. The increase is primarily attributed to an increase in operating expenses of 20.27% over the same period last year due to the FCB acquisition and the provision to the reserve for undisbursed credit commitments in the third quarter of 2007.

Income Taxes

The Company’s effective tax rate for the nine months of 2007 was 27.52%, compared to 32.13% for the same period in 2006. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. In 2007, the percentage of tax-preferenced income to total income increased, resulting in lower tax rate compared to prior year. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.16 billion at September 30, 2007. This represented an increase of $65.1 million, or 1.07%, from total assets of $6.09 billion at December 31, 2006. Earning assets totaled $5.75 billion at September 30, 2007. This represented an increase of $48.7 million, or 0.85%, from total earning assets of $5.70 billion at December 31, 2006. Total liabilities were $5.75 billion at September 30, 2007, up $45.7 million, or 0.80%, from total liabilities of $5.70 billion at December 31, 2006. Total equity increased $19.5 million, or 5.03%, to $406.8 million at September 30, 2007, compared with total equity of $387.3 million at December 31, 2006.

Investment Securities

The Company reported total investment securities of $2.39 billion at September 30, 2007. This represented a decrease of $192.6 million, or 7.46%, from total investment securities of $2.58 billion at December 31, 2006. This is consistent with our plan of allowing the securities portfolio to roll off by not reinvesting the cash flows. Investment securities comprise 41.55% of the Company’s total earning assets at September 30, 2007.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2007, securities held as available-for-sale had a fair market value of $2.39 billion, representing 100% of total investment securities, with an amortized cost of $2.41 billion. At September 30, 2007, the net unrealized holding loss on securities available-for-sale was $16.7 million and that resulted in accumulated other comprehensive loss of $9.7 million (net of $7.0 million in deferred taxes). At December 31, 2006, the Company reported net unrealized loss on investment securities available-for-sale of $22.8 million and accumulated other comprehensive income of $13.2 million (net of deferred taxes of $9.6 million).

Table 3 sets forth investment securities at September 30, 2007 and December 31, 2006.

	September 30, 2007
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$987	$4	$—	$991	0.04%
Government agency & government-sponsored enterprises	66,188	437	(106)	66,519	2.78%
Mortgage-backed securities	1,037,604	1,764	(21,380)	1,017,988	42.59%
CMO’s / REMIC’s	616,264	1,762	(3,459)	614,567	25.71%
Municipal bonds	685,944	10,787	(6,490)	690,241	28.88%
Other securities	—	—	—	—	0.00%
Total Investment Securities	$2,406,987	$14,754	$(31,435)	$2,390,306	100.00%

	December 31, 2006
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$971	$—	$(1)	$970	0.04%
Government agency & government-sponsored enterprises	68,679	124	(503)	68,300	2.64%
Mortgage-backed securities	1,103,664	1,793	(27,606)	1,077,851	41.73%
CMO’s / REMIC’s	791,265	2,589	(6,584)	787,270	30.48%
Municipal bonds	638,391	12,249	(4,855)	645,785	25.00%
Other securities	2,726	—	—	2,726	0.11%
Total Investment Securities	$2,605,696	$16,755	$(39,549)	$2,582,902	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2007 was 4.91% with a weighted-average life of 4.7 years. This compares to a yield of 4.61% at December 31, 2006 with a weighted-average life of 4.7 years and a yield of 5.01% at September 30, 2006 with a weighted-average life of 4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 68% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated ”AAA“ by either Standard & Poor’s or Moody’s, as of September 30, 2007 and December 31, 2006.

	September 30, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Description of Securities	(amounts in thousands)
U.S. Treasury Obligation	$—	$—	$—	$—	$—	$—
Government agency & government- sponsored enterprises	—	—	10,375	106	10,375	106
Mortgage-backed securities	97,333	841	757,768	20,539	855,101	21,380
CMO/REMICs	91,235	487	315,918	2,972	407,153	3,459
Municipal bonds	319,309	4,632	75,509	1,858	394,818	6,490
	$507,877	$5,960	$1,159,570	$25,475	$1,667,447	$31,435

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Description of Securities	(amounts in thousands)
U.S. Treasury & Government Securities	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855
	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government Sponsored Enterprises — The U.S. Treasury Obligations and government agency are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At September 30, 2007, the unrealized loss greater than 12 months of $106,000 is comprised of one FNMA issue. This security matures within 1 year. The agencies are rated AAA and, although FNMA has had some accounting difficulties in the past few years, this has not impacted its credit worthiness. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold this security until recovery of fair value, which may be at maturity, the Bank does not consider this investment to be other than temporarily impaired at September 30, 2007.

Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government sponsored enterprises such as Ginnie Mae, Fannie Mac and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.3 years. The contractual cash flows of 96.3% of these investments are guaranteed by agencies of the U.S. government. The remaining 3.7% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at September 30, 2007 is $23.5 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $12.0 million, Freddie Mac with a loss of $10.6 million and non-government sponsored enterprises such as financial institutions with a loss of $854,000. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2007.

Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 8.4 years. The unrealized loss greater than 12 months on these securities at September 30, 2007 is $1.9 million. As with the other securities in the portfolio, we believe this loss is due to the rising rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at September 30, 2007.

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

At September 30, 2007 and December 31, 2006, investment securities having an amortized cost of approximately $2.31 billion and $2.44 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

At September 30, 2007, we reported total loans, net of deferred loan fees, of $3.31 billion. This represents an increase of $241.6 million, or 7.87%, over total loans, net of deferred loan fees, of $3.07 billion at December 31, 2006. Total loans, net of deferred loan fees, comprise 57.57% of our total earning assets.

	September 30, 2007		December 31, 2006
Commercial and Industrial	$345,697	10.4%	$264,416	8.6%
Real Estate:
Construction	307,506	9.3%	299,112	9.7%
Commercial Real Estate	1,775,812	53.4%	1,642,370	53.3%
SFR Mortgage	363,765	10.9%	284,725	9.2%
Consumer	62,979	1.9%	54,125	1.8%
Municipal lease finance receivables	143,399	4.3%	126,393	4.1%
Auto and equipment leases, net of unearned discount	58,958	1.8%	51,420	1.7%
Dairy and Livestock	265,806	8.0%	358,259	11.6%
Gross Loans	3,323,922	100.0%	3,080,820	100.0%
Less:
Allowance for credit losses	(30,428)		(27,737)
Deferred net loan fees	(12,173)		(10,624)
Net Loans	$3,281,321		$3,042,459

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

Non-performing Assets

We had non-performing assets of $3.5 million at September 30, 2007. Non-performing assets represent 0.10% of total loans and 0.06% of total assets at September 30, 2007. We had no non-performing assets at December 31, 2006. Non-performing assets include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing interest, and restructured loans. We had $2.9 million loans classified as impaired at September 30, 2007. There were no loans classified as impaired at December 31, 2006. Impaired loans measured 0.09% of gross loans as of September 30, 2007.

With the exception of assets discussed above, we are not aware of any other loans as of September 30, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

At September 30, 2007 and December 31, 2006, the Company held no properties as other real estate owned.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At September 30, 2007, total deposits were $3.43 billion, representing an increase of $28.3 million, or 0.83%, from total deposits of $3.41 billion at December 31, 2006. Average total deposits for the nine months of 2007 were $3.43 billion. The comparison of average balances for the nine months of 2007 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	September 30, 2007		December 31, 2006
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,292,825	37.6%	$1,363,411	40.0%
Interest bearing deposits
Savings Deposits	1,278,939	37.3%	1,215,419	35.7%
Time deposits	863,323	25.1%	827,978	24.3%
Total deposits	$3,435,087	100.0%	$3,406,808	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.29 billion at September 30, 2007, representing a decrease of $70.6 million, or 5.18%, from total demand deposits of $1.36 billion at December 31, 2006. Non-interest-bearing demand deposits represented 37.64% of total deposits as of September 30, 2007 and 40.02% of total deposits as of December 31, 2006.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.28 billion at September 30, 2007, representing an increase of $63.5 million, or 5.23%, over savings deposits of $1.22 billion at December 31, 2006.

Time deposits totaled $863.3 million at September 30, 2007. This represented an increase of $35.3 million, or 4.27%, over total time deposits of $828.0 million at December 31, 2006.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 37.53% as of September 30, 2007, as compared to 38.65% as of December 31, 2006.

During 2007 and 2006, we entered into short-term borrowing agreements (borrowings with maturities of less than one year) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $340.5 million and $1.09 billion under these agreements at September 30, 2007 and December 31, 2006, respectively. The decrease is due to borrowings maturing during the first nine months of 2007. The weighted average annual interest rate was 5.10% and 4.47% at September 30, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. Total funds borrowed under both of these repurchase agreements were $580.7 million as of September 30, 2007 and $344.4 million as of December 31, 2006, respectively. The weighted average annual interest rate was 4.38% and 5.81% at September 30, 2007 and December 31, 2006, respectively.

We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $1.20 billion and $700.0 million under these agreements at September 30, 2007 and December 31, 2006, respectively. The weighted average annual interest rate was 4.87% and 4.90% at September 30, 2007 and December 31, 2006, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 1 — Financial Statements. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2007 and December 31, 2006 the amounts held by the Bank in the TT&L Note Option Program were $180,000 and $7.2 million, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 98 and 75 basis points less than the average weekly federal funds rate, which was 5.18% and 5.08% at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, borrowed funds totaled $2.13 billion, representing a decrease of $20.1 million, or 0.94%, over total borrowed funds of $2.15 billion at December 31, 2006.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2007:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
		(amounts in thousands)
Deposits	$3,435,087	$3,413,631	$17,293	$824	$3,339
FHLB and Other Borrowings	2,126,346	671,346	1,100,000	350,000	5,000
Junior Subordinated Debentures	115,859	—	—	—	115,859
Deferred Compensation	8,228	751	1,502	1,380	4,595
Operating Leases	21,433	4,615	8,435	3,211	5,172
Total	$5,706,953	$4,090,343	$1,127,230	$355,415	$133,965

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

Off-Balance Sheet Arrangements

At September 30, 2007, we had commitments to extend credit of approximately $857.1 million and obligations under letters of credit of $57.6 million and available lines of credit totaling $1.03 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $2.5 million as of September 30, 2007.

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

The following table summarizes the off-balance sheet arrangements at September 30, 2007:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
2007		(amounts in thousands)
Commitment to extend credit	857,095	278,311	58,842	66,936	453,006
Obligations under letters of credit	57,618	43,302	14,316	—	—
Total	$914,713	$321,613	$73,158	$66,936	$453,006

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2007, the Bank’s loan to deposit ratio averaged 92.53%, compared to an average ratio of 78.65% for the same period in 2006. We have been attempting to grow our loan portfolio while de-emphasizing growth in our investment portfolio. The slowdown in deposit growth has caused this ratio to increase.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2007, approximately $110.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $58.9 million for the nine months of 2007, compared to $66.1 million for the same period last year. The decrease was primarily the result of the increases in interest paid and cash paid to vendors and employees.

Net cash provided by investing activities totaled $161.1 million for the first nine months of 2007, compared to ($557.9) million used by investing activities for the same period in 2006. The increase in cash received was primarily the result of proceeds received from repayment of mortgage-backed securities and decrease in purchases of investment securities during the first nine months of 2007.

Net cash used by financing activities totaled ($240.5) million for the first nine months of 2007, compared to funds provided by financing activities of $508.9 million for the same period last year. The increase in net cash used by financing activities was primarily the result of decreases in short-term borrowings and transaction deposits, offset by advances and repayments from Federal Home Loan Bank.

At September 30, 2007, cash and cash equivalents totaled $126.0 million. This represented a decrease of $1.2 million, or 0.96%, from a total of $127.2 million at September 30, 2006 and a decrease of $20.4 million, or 13.94%, from a total of $146.4 million at December 31, 2006.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2007, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

The Company’s equity capital was $406.8 million at September 30, 2007. This represented an increase of $19.5 million or 5.03% from equity capital of $387.3 million at December 31, 2006. The increase was due primarily to the net earnings for the first nine months of 2007 in the amount of $47.2 million and the issuance of stock in connection with the FCB acquisition of $18.0 million. This increase was partially offset by the payment of dividends in the amount of $21.4 million, repurchase of common shares in the amount of $30.0 million and an unrealized gain on securities available-for-sale of $3.5 million. The Company’s 2006 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2007, and December 31, 2006.

		September 30, 2007		December 31, 2006
Capital Ratios	Required Minimum Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.41%	10.98%	12.23%	11.02%
Total	8.00%	12.35%	11.80%	13.00%	11.79%
Leverage ratio	4.00%	7.57%	7.24%	7.79%	7.01%

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

The second major element in our methodology for assessing the appropriateness of the allowance consists of our considerations of all known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

–	then-existing general economic and business conditions affecting the key lending areas of the Company,
–	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,
–	credit quality trends (including trends in non-performing loans expected to result from existing conditions),
–	collateral values
–	loan volumes and concentrations,
–	seasoning of the loan portfolio,
–	specific industry conditions within portfolio segments,
–	recent loss experience in particular segments of the portfolio,
–	duration of the current business cycle,
–	bank regulatory examination results and
–	findings of the Company’s external credit examiners.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. There was no provision for credit losses during the first nine months of 2007. We recorded a $2.4 million provision for credit losses during the first nine months of 2006.

At September 30, 2007, we reported an allowance for credit losses of $30.4 million. This represented an increase of $2.7 million, or 9.70%, over the allowance for credit losses of $27.7 million at December 31, 2006. The increase is primarily due to the acquisition of FCB.

At September 30, 2007, we had $2.9 million loans classified as impaired at September 30, 2007. There were no loans classified as impaired at September 30, 2006 and December 31, 2006. Impaired loans measured 0.09% of gross loans as of September 30, 2007.

Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. We had non-accruals loans of $3.5 million at September 30, 2007. There were no non-accrual loans at September 30, 2006 and December 31, 2006.

TABLE 7 – Summary of Credit Loss Experience

	Nine months ended September 30,
	2007	2006
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,311,749	$2,917,027
Average Total Loans Outstanding (1)	$3,178,242	$2,759,778
Allowance for Credit Losses:
Beginning of Period	$27,737	$23,204
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	123	36
Lease Financing Receivables	182	79
Consumer Loans	40	30
Total Loans Charged-Off	345	145

Recoveries:
Real Estate Loans	3	1,020
Commercial and Industrial	338	327
Lease Financing Receivables	4	61
Consumer Loans	20	45
Total Loans Recovered	365	1,453
Net Loans (Recovered)	(20)	(1,308)
Provision Charged to Operating Expense	—	2,400
Acquisition of First Coastal Bank	2,671
Allowance for Credit Losses at End of period	$30,428	$26,912
(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	–0.00%	–0.05%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	–0.00%	–0.04%
Allowance for Credit Losses to Average Total Loans	0.96%	0.98%
Allowance for Credit Losses to Total Loans at End of Period	0.92%	0.92%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	–0.07%	–4.86%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	—	–54.50%

While we believe that the allowance at September 30, 2007, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments, which are Business Financial Centers and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.

Business Financial Centers

Key measures we use to evaluate the Business Financial Center’s performance are included in the following table for the three and nine months ended September 30, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$174,443	$152,995	$61,628	$49,327
Interest expense	58,947	41,498	21,502	16,120
Non-interest income	13,586	11,384	4,628	3,993
Non-interest expense	32,695	29,877	11,515	10,246
Segment pretax profit	$96,387	$93,004	$33,239	$26,954
Balance Sheet
Average loans	$3,178,242	$2,759,778	$3,327,462	$2,857,573
Average interest-bearing deposits	$2,145,299	$2,150,609	$2,200,779	$2,233,844
Yield on loans	6.95%	6.92%	7.00%	7.02%
Rate paid on deposits	3.34%	3.01%	3.33%	3.36%

For the nine months ended September 30, 2007, total interest income increased $21.4 million or 14.02%. This is due to the increase in balances outstanding on loans. Average loan balances increased $418.5 million, or 15.16%. Interest expense increased $17.4 million or 42.05%. The rapid increase in interest expense is due to the continued increase in interest rates offered on deposit products. Pricing pressures on deposits continue to take place in the market place. Deposit costs increased by 33 basis points while loan yields increased only 3 basis points.

Non-interest income and non-interest expense also had increases when compared to the prior period. Non-interest income increased $2.2 million or 19.34%. Non-interest expense increased $2.8 million or 9.43%.

For the three months ended September 30, 2007, the total interest income for this segment increased $12.3 million or 24.94% when compared with the same period last year. This was due to the increase in interest income from loans. Interest on deposits increased $5.4 million or 33.39%. The increase in segment pretax profit of $6.3 million, or 23.32% for the third quarter of 2007, is primarily attributed to the growth in average loans.

Non-interest income increased $635,000 or 15.90% and non-interest expense increased $1.3 million, or 12.39%.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$90,727	$88,989	$29,224	$32,213
Interest expense	98,935	79,323	32,478	29,486
Non-interest income	1	1,063	1	1,029
Non-interest expense	857	800	312	291
Segment pretax profit (loss)	$(9,064)	$9,929	$(3,565)	$3,465
Balance Sheet
Average investments	$2,492,923	$2,552,911	$2,402,052	$2,695,930
Average borrowings	$2,174,278	$1,749,222	$2,165,624	$1,914,016
Yield on investments-TE	5.25%	5.01%	5.29%	5.18%
Non-tax equivalent yield	4.43%	4.47%	4.46%	4.84%
Rate paid on borrowings	5.00%	4.12%	5.01%	4.52%

Interest income for the three months ended September 30, 2007 decreased $3.0 million, or 9.28% over the same period last year. Interest income increased slightly by $1.7 million or 1.95% for the nine months ended September 30, 2007 compared with the same nine month period last year. This is partially due to the planned reduction of the investment portfolio. Since September 2006, we have allowed $253.0 million in investment balances to roll off the balance sheet, allowing us to de-leverage our balance sheet. Our current strategy is to allow a portion of the cash flow from our investment portfolio to either pay down borrowings or fund loans.

Interest expense increased $3.0 million or 10.15% for the three months ended September 30, 2007, and $19.6 million or 24.72% for the nine months ended September 30, 2007. This is due to the re-pricing of FHLB Advances which fund the investment portfolio. Short-term funding rates have remained higher than the longer term rates; and since most of our advances had a maturity date of one year or less, they re-priced to a higher interest rate while our investment portfolio did not re-price as quickly. The cost of funding increased to 5.00% from 4.12% for the nine months ended September 30, 2007 and 2006, respectively.

The result of increases in cost of funds reduced the net income from the Treasury segment from $9.9 million for the first nine months of 2006 to a loss of $9.1 million for the first nine months of 2007.

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

Approximately $1.6 billion, or 68.30%, of the total investment portfolio at September 30, 2007 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2007:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+200 basis points	(1.83%)
–200 basis points	3.20%

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

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2006, during the nine months ended September 30, 2007. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a monthly summary of our repurchases of common stock for the nine months ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/07–1/31/07	—	—	—	—
2/1/07–2/28/07	—	—	—	—
3/1/07–3/31/07	814,100	$12.00	814,100	1,961,063
4/1/07–4/30/07	393,124	$12.04	393,124	1,567,939
5/1/07–5/31/07	146,550	$11.92	146,550	1,421,389
6/1/07–6/30/07	—	—	—	—
7/1/07–7/31/07	757,000	$9.92	757,000	664,389
8/1/07–8/31/07	609,000	$10.01	609,000	5,055,389
9/1/07–9/30/07	—	$—	—	—
Total	2,719,774	$11.18	2,719,774	5,055,389

On February 21, 2007, our Board of Directors approved a new program to repurchase up to 2,000,000 shares of our common stock. This program was combined with the 775,163 shares that remained from our previous stock repurchase program, approved in October 2001. Accordingly, commencing as of February 21, 2007, we had the authority to repurchase up to 2,775,163 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. All but 55,389 of the 2,775,163 shares were repurchased through September 30, 2007.

On August 15, 2007, our Board of Directors approved a new program to repurchase up to 5,000,000 shares of our common stock. This program was combined with the 55,389 shares remaining from our previous stock repurchase program, approved in February 2007. Accordingly, commencing as of August 15, 2007, we have the authority to repurchase up to 5,055,389 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program.

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

CVB FINANCIAL CORP.
(Registrant)

Date: November 9, 2007	/s/ Edward J. Biebrich Jr. Edward J. Biebrich Jr. Chief Financial Officer