Form 10-K
period 2007-12-31
CVB FINANCIAL CORP
filed 2008-02-29
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from N/A to N/A

Commission file number 1-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 N. Haven Avenue, Suite 350 Ontario, California	91764 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, no par value Preferred Stock Purchase Rights	NASDAQ Stock Market, LLC NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $933,180,796.

Number of shares of common stock of the registrant outstanding as of February 15, 2008: 84,164,906.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2007	Part III of Form 10-K

CVB FINANCIAL CORP.

2007 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or Exchange Act, and as such involve risk and uncertainties. These forward-looking statements relate to, among other things, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates, credit quality, ability to access funding resources, and government regulation. For additional information concerning these factors, see “Item 1A. Risk Factors” and any additional information we set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statement except as required by law.

PART I

Item 1.	Business

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. The Company has three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust I and II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust I and II (which were also created to raise capital) through the acquisition of First Coastal Bancshares (“FCB”) in June 2007.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2007, the Company had $6.29 billion in total consolidated assets, $3.50 billion in net loans and $3.36 billion in deposits.

On June 22, 2007, we acquired First Coastal Bancshares (“FCB”). The Company issued 1,605,523 common shares and $18.0 million in cash to FCB shareholders in connection with the acquisition. FCB had total assets of $190.7 million, total loans of $140.0 million and total deposits of $193.5 million as of the acquisition date, June 22, 2007. FCB had four offices, in Manhattan Beach, El Segundo, Marina Del Rey, and Gardena. These four offices are operating as business financial centers of the Bank. The acquisition was not considered significant to the overall financial position of the Company.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2007, the Bank had $6.28 billion in assets, $3.50 billion in net loans and $3.36 billion in deposits.

As of December 31, 2007, we had 44 Business Financial Centers located in the San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County areas of California. Of the 44 offices, we opened thirteen as de novo branches and acquired the other thirty-one in acquisition transactions. In 2007, we acquired four offices through the acquisition of FCB and opened one de novo branch in Stockton, California.

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

We offer a wide range of financial services and trust services through CitizensTrust (formerly known as Financial Advisory Services Group). These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.

Business Segments

We are a community bank with two reportable operating segments: Business Financial Centers (branches) and Treasury Department. Our Business Financial Centers are the focal points for customer sales and services. As such, these Business Financial Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury Department manages all of the investments for the Company. All administrative and other smaller operating departments are combined into “Other” category for reporting purposes. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Business Segments in the notes to consolidated financial statements.

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

The Bank

As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Deposit Insurance Corporation (“FDIC”), as well as certain regulations promulgated by the FRB. If, as a result of an examination, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our banking operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC, including the power to enjoin “unsafe or unsound” practices; restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth; assess civil monetary penalties; remove officers and directors; and ultimately to terminate deposit insurance, which would result in a revocation of the Bank’s charter. See “Safety and Soundness Standards.”

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

Changes such as the following in federal or state banking laws or the regulations, policies or guidance of the federal or state banking agencies could have an adverse cost or competitive impact on our bank operations:

(i) In December, 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (CRE) loans which establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration.” The Bank’s CRE portfolio as of December 31, 2007 would meet the definition of CRE concentration as set forth in the guidelines. The Bank analyzes this concentration on a quarterly basis and monitors same through various reports it prepares. The Bank believes that it complies with the analytical and monitoring expectations as set forth in the aforementioned guidance. Furthermore, this concentration is considered in the methodology for the Allowance for Credit Losses.

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

(iii) Pursuant to the Financial Services Regulatory Relief Act of 2006, the Securities and Exchange Commission (“SEC”) and the FRB have released, as Regulation R, joint rules to implement exceptions provided for in the Gramm-Leach-Bliley Act (“GLBA”) for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules which will not be effective until 2009 and are not expected to have a material effect on the current securities activities which the Bank currently conducts for customers.

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

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $98.6 million at December 31, 2007. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital . “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock and trust-preferred securities that do not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

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

The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank as of December 31, 2007 are set forth below and confirm that both the Bank and the Company capital ratios exceed the minimum percentage of the federal bank regulatory agencies for being deemed “well capitalized.”

The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2007:

	As of December 31, 2007
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands)

Leverage ratio	$461,864	7.6%	$244,372	4.0%	$217,492	3.6%
Tier 1 risk-based ratio	$461,864	11.0%	$168,410	4.0%	$293,454	7.0%
Total risk-based ratio	$502,770	11.9%	$336,864	8.0%	$165,906	3.9%

The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2007:

	As of December 31, 2007
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in thousands )

Leverage ratio	$435,857	7.1%	$244,520	4.0%	$191,337	3.1%
Tier 1 risk-based ratio	$435,857	10.4%	$167,799	4.0%	$268,058	6.4%
Total risk-based ratio	$471,762	11.2%	$335,774	8.0%	$135,988	3.2%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, and is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final by the federal regulatory agencies in 2008 to offer U.S. banks that will not adopt Basel II an alternative “standardized approach under Basel II” option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

The Federal Deposit Insurance Act (“FDI Act”) gives the federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

FDIC Insurance

Through the Deposit Insurance Fund (“DIF), the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006, or FDIRA, and implementing regulations provide for changes in the formula and factors to be considered by the

FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFI.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders’ equity, allowance for loan losses, capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

•	must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.

California has laws and the DFI has regulations which adopt and also apply Regulation O to the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies whereby the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10.0% of the Bank’s capital and surplus;

•	limit such loans and investments to or in any affiliate in the aggregate to 20.0% of the Bank’s capital and surplus; and

•	requires such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

Consumer Laws

The Bank and the Company are subject to many federal and state consumer protection statutes and regulations and laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•	The Home Ownership and Equity Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•	Privacy policies are required by federal and state banking laws regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.

•	The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•	The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act, or TILA, requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•	The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•	The Community Reinvestment Act, or CRA, requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of February 2005, the Bank was rated “satisfactory.”

•	The Home Mortgage Disclosure Act, or HMDA, includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•	The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2007, we were in compliance with these requirements.

Non-bank Subsidiaries

The Company’s non-bank subsidiaries also are subject to regulation by the FRB and other applicable federal and state agencies. Other non-bank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Employees

At February 15, 2008, we employed 773 persons, 545 on a full-time and 228 on a part-time basis. We believe that our employee relations are satisfactory.

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

Item 1A.	Risk Factors

Risk Factors That May Affect Future Results — Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Changes in economic conditions could materially hurt our business — Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences:

•	problem assets and foreclosures may increase and we may be required to increase our provision for loan losses,

•	demand for our products and services may decline,

•	low cost or non-interest bearing deposits may decrease, and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California and in counties in Central and Southern California where our business is concentrated.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance — A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2007 our balance sheet was liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

We face strong competition from financial services companies and other companies that offer banking services — We conduct our operations almost exclusively in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets. — A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California or acts of terrorism. If real estate prices decline, particularly in California, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2007, approximately 75% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security.

If we cannot attract deposits, our growth may be inhibited. — Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot assure you that these efforts will be successful.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects — Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees.

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

We are subject to extensive government regulation. These regulations may hamper our ability to increase our assets and earnings — Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain — As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

Like all financial institutions, we maintain an allowance for credit losses to provide for loan and lease defaults and non-performance — Our allowance for credit losses may not be adequate to cover actual loan and lease losses, and future provisions for credit losses could materially and adversely affect our business, financial condition, and results of operations. The allowance for credit losses reflects our estimate of the probable losses in our loan and lease portfolio at the relevant balance sheet date. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of the allowance for credit losses is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect on our business, financial condition, results of operations and prospects.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems — We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

Changes in stock market prices could reduce fee income from our brokerage, asset management and investment advisory businesses — We earn substantial wealth management fee income for managing assets for others and providing brokerage and investment advisory services. Because investment management and advisory fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business.

Our stock price can be volatile due to many factors — Our stock price can fluctuate widely in response to a variety of factors, in addition to those described above, including:

•	general business and economic conditions

•	changes in laws or government regulations

•	recommendations by securities analysts

•	new technology used, or services offered, by our competitors

•	operating and stock price performance of other companies that investors deem comparable to us

•	news reports relating to trends, concerns and other issues in the financial services industry

•	natural disasters, such as earthquakes

•	geopolitical conditions such as acts or threats of terrorism or military conflicts

Negative publicity could damage our reputation — Reputation risk, or the risk to our earnings and capital from negative publicity or public opinion, is inherent in our business. Negative publicity or public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Recent negative developments in the financial industry and U.S. and global credit markets may impact our operations and results — Negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn beginning in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, result in an decline in the value of collateral securing our loans and a corresponding increase in our allowance for loan losses, and adversely impact our financial performance.

We may face other risks.  From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Commission.

For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Risk Management.”

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

At December 31, 2007, the Bank occupied the premises for thirty-eight of its offices under leases expiring at various dates from 2008 through 2020, at which time we can exercise options that could extend certain leases through 2026. We own the premises for twelve of our offices, including our operations center, located in Ontario, California.

Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2007, was $10.5 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Company

The following tables set forth certain information regarding our executive officers as of February 28, 2008:

Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	45
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	64
Jay W. Coleman	Executive Vice President/Sales Division of the Bank	65
Edward J. Mylett, Jr.	Executive Vice President/Credit Management Division of the Bank	59
Christopher A. Walters	Executive Vice President/CitizensTrust Division of the Bank	44

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

Mr. Walters assumed the position of Executive Vice President of the Bank on June 27, 2007. From 2005 to 2006, he served as Senior Vice President for Atlantic Trust. From 2002 to 2004, he was Director of Private Banking for Citigroup. From 1994 to 2002, he served as a member of the Executive Committee and held a variety of management positions for Mellon Private Wealth Management.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “CVBF.” The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,938 shareholders of record as of February 15, 2008.

Two Year Summary of Common Stock Prices

Quarter
Ended	High	Low	Dividends

3/31/2006	$15.60	$14.71	$0.09 Cash Dividend
6/30/2006	$15.59	$13.25	$0.09 Cash Dividend
9/30/2006	$14.24	$12.83	$0.09 Cash Dividend
12/31/2006	$14.13	$12.83	$0.085 Cash Dividend
			10% Stock Dividend
3/31/2007	$13.38	$11.42	$0.085 Cash Dividend
6/30/2007	$12.40	$10.63	$0.085 Cash Dividend
9/30/2007	$12.71	$9.51	$0.085 Cash Dividend
12/31/2007	$11.97	$9.98	$0.085 Cash Dividend

For information on the ability of the Bank to pay dividends and make loans to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow”.

Issuer Purchases of Equity Securities

On February 21, 2007, the Company’s Board of Directors approved a program to repurchase up to 2,000,000 shares of our common stock. This program was combined with the 775,163 shares that remained from our previous stock repurchase program, approved in October 2001. All but 55,389 of the 2,775,163 shares were repurchased through September 30, 2007 for a total price of $30.0 million.

On August 15, 2007, the Company’s Board of Directors approved a new program to repurchase up to 5,000,000 shares of our common stock. This program was combined with the 55,389 shares remaining from our previous stock repurchase program, approved in February 2007. During the fourth quarter of 2007, 375,143 shares were repurchased for a total price of $3.9 million. There is no expiration date for our current stock repurchase program. As of December 31, 2007, 4,680,246 shares are available to be repurchased in the future under this repurchase plan.

Issuer Purchases of Equity Securities

Maximum
Number of
			Total Number of	Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Program

10/1/07 - 10/31/07
11/1/07 - 11/30/07	375,143	$10.32	375,143	4,680,246
12/1/07 - 12/31/07

Total	375,143	$10.32	375,143	4,680,246

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq National Market; and (ii) a published index comprised by Hemscott, Inc. of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2003, and reinvestment of dividends through December 31, 2007. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance. On June 11, 2001, CVB Financial Corp’s common stock ceased trading on the American Stock Exchange and began trading on the Nasdaq National Market System on the following business day.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CVB FINANCIAL CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

	2002	2003	2004	2005	2006	2007
CVB FINANCIAL CORP	100.00	107.41	151.07	146.96	133.81	108.29
HEMSCOTT GROUP INDEX	100.00	151.45	184.88	193.62	202.01	144.94
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

ITEM 6.	Selected Financial Data.

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At December 31,
	2007	2006	2005	2004	2003
	(Amounts and numbers in thousands except per share amounts)

Interest Income	$341,277	$316,091	$246,884	$197,257	$166,346
Interest Expense	180,135	147,464	77,436	46,517	37,053

Net Interest Income	161,142	168,627	169,448	150,740	129,293

Provision for Credit Losses	4,000	3,000	—	—	—
Other Operating Income	31,325	33,258	27,505	27,907	29,989
Other Operating Expenses	105,404	95,824	90,053	89,722	77,794

Earnings Before Income Taxes	83,063	103,061	106,900	88,925	81,488
Income Taxes	22,479	32,481	36,710	27,698	28,656

NET EARNINGS	$60,584	$70,580	$70,190	$61,227	$52,832

Basic Earnings Per Common Share(1)	$0.72	$0.84	$0.83	$0.74	$0.64

Diluted Earnings Per Common Share(1)	$0.72	$0.83	$0.83	$0.73	$0.63

Cash Dividends Declared Per Common Share	$0.340	$0.355	$0.420	$0.480	$0.480

Cash Dividends paid	28,479	27,876	27,963	23,821	21,638
Dividend Pay-Out Ratio(3)	47.01%	39.50%	39.60%	38.74%	40.96%
Weighted Average Common Shares(1):
Basic	83,600,316	84,154,216	84,139,254	83,221,496	82,813,541
Diluted	84,005,941	84,813,875	84,911,893	84,258,933	84,408,373
Common Stock Data:
Common shares outstanding at year end(1)	83,164,906	84,281,722	84,073,227	83,416,193	82,997,315
Book Value Per Share(1)	$5.11	$4.60	$4.07	$3.81	$3.45
Financial Position:
Assets	$6,293,963	$6,092,248	$5,422,283	$4,510,752	$3,854,349
Investment Securities available-for-sale	2,390,566	2,582,902	2,369,892	2,085,014	1,865,782
Net Loans	3,462,095	3,042,459	2,640,660	2,117,580	1,738,659
Deposits	3,364,349	3,406,808	3,424,045	2,875,039	2,660,510
Borrowings	2,339,809	2,139,250	1,496,000	1,186,000	786,500
Junior Subordinated debentures	115,055	108,250	82,476	82,746	82,476
Stockholders’ Equity	424,948	387,325	342,189	317,224	286,721
Equity-to-Assets Ratio(2)	6.75%	6.36%	6.31%	7.03%	7.44%
Financial Performance:
Return on:
Beginning Equity	15.64%	20.63%	22.13%	21.44%	20.33%
Average Equity	15.00%	19.45%	20.77%	20.33%	19.17%
Average Assets	1.00%	1.22%	1.44%	1.47%	1.54%
Net Interest Margin (TE)	3.03%	3.30%	3.86%	3.99%	4.18%
Efficiency Ratio	55.93%	48.18%	45.72%	50.10%	48.84%

	At December 31,
	2007	2006	2005	2004	2003
	(Amounts and numbers in thousands except per share amounts)

Credit Quality:
Allowance for Credit Losses	$33,049	$27,737	$23,204	$22,494	$21,282
Allowance/Total Loans	0.95%	0.90%	0.87%	1.05%	1.21%
Total Non Performing Loans	$1,435	$—	$—	$2	$548
Non Performing Loans/Total Loans	0.04%	0.00%	0.00%	0.00%	0.03%
Allowance/Non Performing Loans	2,303%	—	—	1,124,698%	3,884%
Net (Recoveries)/Charge-offs	$1,358	$(1,533)	$46	$(1,212)	$1,418
Net (Recoveries)/Charge-Offs/Average Loans	0.04%	−0.05%	0.00%	−0.06%	0.09%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	7.6%	7.8%	7.7%	8.3%	8.6%
Tier 1 Capital	11.0%	12.2%	11.3%	12.6%	13.2%
Total Capital	11.9%	13.0%	12.0%	13.4%	14.5%
For the Bank:
Leverage Ratio	7.1%	7.0%	7.3%	7.8%	8.6%
Tier 1 Capital	10.4%	11.0%	10.8%	11.9%	13.2%
Total Capital	11.2%	11.8%	11.5%	12.7%	14.2%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004, the 10% stock dividend declared December 17, 2003 and paid January 2, 2004, and the 5-for- 4 stock split declared December 18, 2002, which became effective January 3, 2003. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends divided by net earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

GENERAL

Management’s discussion and analysis is written to provide greater detail of the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of First Coastal Bancshares (“FCB”) in June 2007, we acquired FCB Capital Trust I and II. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Through our acquisition of FCB our geographic market has expanded to include the South Bay region of Los Angeles County. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.

Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits, borrowings, salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. Our net interest margin has been compressed over the last 2 years as a result of the interest rate environment. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.

Economic conditions in our California service area impact our business. We have seen housing slow down and this has had an impact on us by means of the slower growth in construction loans and the decrease in deposit balances from escrow companies. Unemployment remains low, but job growth is slowing. The inland empire has been hit hardest in this downturn thus far. Approximately 29% of the total loan portfolio of $3.5 billion is located in the Inland Empire region of California. The rest of the portfolio is from outside of this region. Weaknesses in the local economy could adversely affect us through diminished loan demand and credit quality deterioration.

Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets and engage in de novo branch activities to enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches in; Glendale, Bakersfield, Fresno, and Madera. In May 2007, we opened another de novo branch in Stockton, California. In February 2008, we opened our first Commercial Banking Group in Encino, California. This group will operate primarily as a sales office and focus on business clients and their principals, professionals, and high net-worth individuals.

Our growth in loans during 2007 compared with 2006 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 2.03% for the year ended December 31, 2007. However, the rise in interest expense resulting primarily from an increase in average interest-bearing liabilities and an increase in the cost of these liabilities has caused our net interest margin to decline to 3.03% for 2007, compared to 3.30% for 2006.

Our net income decreased to $60.6 million in 2007 compared with $70.6 million in 2006, a decrease of $10.0 million or 14.16%. Diluted earnings per share decreased $0.11, from $0.83 in 2006 to $0.72 in 2007. The decrease of $10.0 million is primarily the result of a decrease of $7.5 million in net interest income and an increase in non-interest expense of $9.6 million, offset by a $10.0 million reduction in our tax provision.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Allowance for Credit Losses:  Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Risk Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Net earnings	$60,584	$70,580	$70,190
Earnings per common share:
Basic(1)	$0.72	$0.84	$0.83
Diluted(1)	$0.72	$0.83	$0.83
Return on average assets	1.00%	1.22%	1.44%
Return on average shareholders’ equity	15.00%	19.45%	20.77%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007 and the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006.

Earnings

We reported net earnings of $60.6 million for the year ended December 31, 2007. This represented a decrease of $10.0 million, or 14.16%, from net earnings of $70.6 million for the year ended December 31, 2006. Net earnings for 2006 increased $392,000 to $70.6 million, or 0.56%, over net earnings of $70.2 million for the year ended December 31, 2005. Diluted earnings per share were $0.72 in 2007, as compared to $0.83 in 2006, and $0.83 in 2005. Basic earnings per share were $0.72 in 2007, as compared to $0.84 in 2006, and $0.83 in 2005. Diluted and basic earnings per share have been adjusted for the effects of a ten percent stock dividend declared December 20, 2006 and paid on January 19, 2007 and a 5-for-4 stock split declared December 21, 2005, which became effective January 10, 2006.

The decrease in net earnings for 2007 compared to 2006 was primarily the result of a decrease in net interest margin and increase in other operating expenses. Our financial results and operations have been affected by competition which has manifested itself with increased pricing pressures for loans and deposits, thus compressing our net interest margin. In addition, as interest rates have risen, the costs of our borrowings have increased at a faster rate than the increase in the yield on our investments. Because of the pressure on the net interest margin, other operating income has become a more important element in the total revenue of the Company. The increase in net earnings for 2006 compared to 2005 was primarily the result of an increase in other operating income, offset by a decrease in net interest margin and an increase in other operating expenses.

For 2007, our return on average assets was 1.00%, compared to 1.22% for 2006, and 1.44% for 2005. Our return on average stockholders’ equity was 15.00% for 2007, compared to a return of 19.45% for 2006, and 20.77% for 2005.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is currently liability-

sensitive; meaning interest-bearing liabilities will generally reprice more quickly than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Our net interest income, after provision for credit losses totaled $157.1 million for 2007. This represented a decrease of $8.5 million, or 5.12%, from net interest income of $165.6 million for 2006. Net interest income for 2006 decreased $3.8 million, or 2.25%, from net interest income of $169.4 million for 2005. The decrease in net interest income of $8.5 million for 2007 resulted from an increase of $25.2 million in interest income offset by an increase of $32.7 million in interest expense and a $1.0 million increase in provision for credit losses. The increase in interest income of $25.2 million resulted from the $297.7 million increase in average earning assets and the increase in yield on earning assets to 6.17% in 2007 from 6.04% in 2006. The increase of $32.7 million in interest expense resulted from the increase in the average rate paid on interest-bearing liabilities to 4.11% in 2007 from 3.70% in 2006, and an increase of $359.9 million in average interest-bearing liabilities.

The major reason for the decrease in net interest income was the flattening of the yield curve and its affect on our liabilities. Our interest-bearing liabilities are comprised of customer deposits and borrowings from primarily the FHLB or other correspondent banks. The borrowings are at market rates and have reset upwards as average rates rose in 2007. As a result of increased competition, our rates on customer deposits have risen also, but slower than rates on borrowings.

The decrease in net interest income of $3.8 million for 2006 as compared to 2005 resulted from an increase of $69.2 million in interest income offset by a $70.0 million increase in interest expense and a $3.0 million increase in provision for credit losses. This increase in interest income of $69.2 million resulted from the $848.9 million increase in average earning assets and the increase in yield on earning assets to 6.04% in 2006 from 5.57% in 2005. The increase of $70.0 million in interest expense was the result of an increase in the average rate paid on interest-bearing liabilities to 3.70% in 2006 from 2.49% in 2005, and an increase of $877.8 million in average interest-bearing liabilities.

Interest income totaled $341.3 million for 2007. This represented an increase of $25.2 million, or 7.97%, compared to total interest income of $316.1 million for 2006. For 2006, total interest income increased $69.2 million, or 28.03%, over total interest income of $246.9 million for 2005. The increase in total interest income was primarily due to an increase in volume of interest earning assets and increase in interest rates in 2007, 2006, and 2005 on total earning assets.

Interest expense totaled $180.1 million for 2007. This represented an increase of $32.7 million, or 22.15%, over total interest expense of $147.5 million for 2006. For 2006, total interest expense increased $70.0 million, or 90.43%, over total interest expense of $77.4 million for 2005. The increase in total interest expense was primarily due to an increase in average interest-bearing liabilities and increases in average rates in 2007, 2006, and 2005 on total interest-bearing liabilities.

Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity;
Interest Rates and Interest Differentials

	Twelve-Month Period Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Amounts in thousands)

ASSETS
Investment Securities Taxable	$1,722,605	$85,899	4.99%	$1,907,713	$91,029	4.80%	$1,774,842	$76,573	4.31%
Tax preferenced(1)	666,278	29,231	5.88%	604,222	26,545	5.90%	425,877	19,078	5.99%
Investment in FHLB stock	80,789	4,229	5.23%	74,368	3,721	5.00%	64,144	2,559	3.99%
Federal Funds Sold & Interest Bearing Deposits with other institutions	1,876	109	5.81%	1,843	92	4.99%	8,908	253	2.84%
Loans(2)(3)	3,226,086	221,809	6.88%	2,811,782	194,704	6.92%	2,277,304	148,421	6.52%

Total Earning Assets	5,697,634	341,277	6.17%	5,399,928	316,091	6.04%	4,551,075	246,884	5.57%
Total Non Earning Assets	382,869			363,892			317,676

Total Assets	$6,080,503			$5,763,820			$4,868,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits(4)	$1,288,745	$31,764	2.46%	$1,220,441	$26,637	2.18%	$1,140,703	$13,907	1.22%
Time Deposits	844,667	37,533	4.44%	940,634	40,543	4.31%	539,433	15,001	2.78%

Total Deposits	2,133,412	69,297	3.25%	2,161,075	67,180	3.11%	1,680,136	28,908	1.72%
Other Borrowings	2,214,108	110,838	4.94%	1,826,532	80,284	4.40%	1,429,632	48,528	3.39%

Interest Bearing Liabilities	4,347,520	180,135	4.11%	3,987,607	147,464	3.70%	3,109,768	77,436	2.49%

Non-interest bearing deposits	1,285,857			1,354,014			1,382,968
Other Liabilities	43,285			59,296			38,057
Stockholders’ Equity	403,841			362,903			337,958

Total Liabilities and Stockholders’ Equity	$6,080,503			$5,763,820			$4,868,751

Net interest income		$161,142			$168,627			$169,448

Net interest spread — tax equivalent			2.06%			2.34%			3.08%
Net interest margin			2.86%			3.13%			3.73%
Net interest margin — tax equivalent			3.03%			3.30%			3.86%
Net interest margin excluding loan fees			2.76%			3.02%			3.52%
Net interest margin excluding loan fees — tax equivalent			2.93%			3.19%			3.65%

(1)	Includes tax-exempt income of $9.9 million for 2007, $8.7 million for 2006 and $6.1 million for 2005. Non tax equivalent rate was 4.39% for 2007, 4.44% for 2006, and 4.64% for 2005.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2007, $5,584; 2006, $5,818; 2005, $8,003

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2007, $1,435; 2006, $0; 2005, $0

(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.03% for 2007, compared to 3.30% for 2006, and 3.86% for 2005. The decreases in the net interest margin over the last three years are the result of the increasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities.

It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ. In addition, the general increase in interest rates had an impact on interest earned and interest paid as a percent of earning assets. Although the yield on earning assets increased, this was offset by higher interest paid on interest-bearing liabilities. During the fourth quarter of 2007, the decline in interest rates have helped improve our margins. We expect that the decline in interest rates will continue into 2008.

Our non-interest-bearing deposits declined in 2007. This was due primarily to the competition for these types of deposits. As a result, we needed to borrow more funds through advances from FHLB, increasing our costs and decreasing our net interest income.

The decline in net interest margin is due to the cost of interest-bearing liabilities rising faster than the increase in yields on earning assets. This decline in net interest margin has been mitigated by the strong growth in the balance sheet. Average earning assets increased from $4.6 billion in 2005, to $5.4 billion in 2006, and to $5.7 billion in 2007. This represents a 5.51% increase in 2007 from 2006 and an 18.65% increase in 2006 from 2005. In addition, the Company has approximately $1.30 billion, or 38.52%, of its deposits in interest free demand deposits as of December 31, 2007.

The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.06% for 2007, 2.34% for 2006, and 3.08% for 2005. The decrease in the net interest spread for 2007 as compared to 2006 resulted from a 13 basis point increase in the yield on earning assets offset by a 41 basis point increase in the cost of interest-bearing liabilities, thus generating a 28 basis point decrease in the net interest spread. The decrease in the net interest spread for 2006 resulted from a 47 basis point increase in the yield on earning assets and a 121 basis point increase in the cost of interest-bearing liabilities, thus generating a 74 basis point decrease in the net interest spread.

The yield (TE) on earning assets increased to 6.17% for 2007, from 6.04% for 2006, and reflects an increasing average interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 41.93% in 2007 from 46.52% in 2006. The yield on loans for 2007 decreased slightly to 6.88% as compared to 6.92% for 2005. The yield on investments for 2007 increased to 5.24% as compared to 5.06% in 2006. The yield on loans for 2006 increased to 6.92% as compared to 6.52% for 2005. The yield on investments increased to 5.06% in 2006 as compared to 4.64% in 2005.

The cost of average interest-bearing liabilities increased to 4.11% for 2007 as compared to 3.70% for 2006 and 2.49% for 2005. These variations reflected a change in the mix of interest-bearing liabilities and an increasing interest rate environment in 2007 and 2006. Borrowings as a percent of interest-bearing liabilities increased to 50.93% for 2007 as compared to 45.81% for 2006 and 45.97% for 2005. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2007 increased to 3.25% as compared to 3.11% for 2006 and 1.72% for 2005, reflecting an increasing interest rate environment in 2006 and 2007. The cost of borrowings for 2007 increased to 4.94% as compared to 4.40% for 2006, and 3.39% for 2005, also reflecting the same increasing interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW, Money Market and TCD Accounts.

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

	Comparison of Years Ended December 31,
	2007 Compared to 2006				2006 Compared to 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Amounts in thousands)

Interest Income:
Taxable investment securities	$(8,822)	$3,622	$70	$(5,130)	$6,211	$8,467	$(222)	$14,456
Tax-advantaged securities	3,606	(121)	(799)	2,686	10,299	(383)	(2,449)	7,467
Fed funds sold & interest-bearing deposits with other institutions	2	15	—	17	(201)	192	(152)	(161)
Investment in FHLB stock	321	171	17	509	408	648	106	1,162
Loans	28,670	(1,125)	(440)	27,105	34,848	9,109	2,326	46,283

Total interest on earning assets	23,777	2,562	(1,152)	25,187	51,565	18,033	(391)	69,207

Interest Expense:
Savings deposits	1,489	3,417	249	5,155	973	10,951	821	12,745
Time deposits	(4,136)	1,223	(125)	(3,038)	11,153	8,253	6,121	25,527
Other borrowings	17,290	10,000	3,265	30,555	13,642	14,640	3,474	31,756

Total interest on interest-bearing liabilities	14,643	14,640	3,389	32,672	25,768	33,844	10,416	70,028

Net Interest Income	$9,134	$(12,078)	$(4,541)	$(7,485)	$25,797	$(15,811)	$(10,807)	$(821)

Interest and Fees on Loans

Our major source of revenue is interest and fees on loans, which totaled $221.8 million for 2007. This represented an increase of $27.1 million, or 13.92%, over interest and fees on loans of $194.7 million for 2006. For 2006, interest and fees on loans increased $46.3 million, or 31.18%, over interest and fees on loans of $148.4 million for 2005. The increase in interest and fees on loans for 2007 reflects the increase in average loan balances offset by a slight decrease in loan yield. For 2006, interest and fees on loans reflects increases in the average balance of loans and increases in interest rates. The yield on loans decreased to 6.88% for 2007, compared to 6.92% for 2006 and 6.52% 2005. Deferred loan origination fees, net of costs, totaled $11.9 million at December 31, 2007. This represented an increase of $1.2 million, or 11.61%, from deferred loan origination fees, net of costs, of $10.6 million at December 31, 2006.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at December 31, 2007, 2006, and 2005. For 2007, we had $1.4 million of non-performing loans. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $90,000 greater for 2007. For 2006 and 2005 we had no non-performing loans.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $5.6 million for 2007, $5.8 million for 2006 and $8.0 million for 2005.

Table 3 summarizes loan fee activity for the Bank for the years indicated.

	2007	2006	2005
	(Amounts in thousands)

Fees Collected	$6,818	$5,261	$10,634
Fees and costs deferred	(2,734)	(2,376)	(7,342)
Accretion of deferred fees and costs	1,501	2,933	4,711

Total fee income reported	$5,585	$5,818	$8,003

Deferred net loan origination fees at end of year	$11,857	$10,624	$10,766

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $119.5 million for 2007. This represented a decrease of $1.9 million, or 1.58%, from interest on investments of $121.4 million for 2006. For 2006, interest on investments increased $22.9 million, or 23.28%, over interest on investments of $98.5 million for 2005. The decrease in interest on investments for 2007 as compared to 2006 reflected the increase in interest rates partially offset by decreases in average balances. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 5.24% for 2007, compared to 5.06% for 2006 and 4.64% for 2005.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. As such, we made a provision for credit losses of $4.0 million in 2007 and $3.0 million in 2006. We did not make a provision for credit losses during 2005. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of December 31, 2007 and 2006 was 0.95% and 0.90%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. The net charge-offs totaled $1.4 million in 2007, net recoveries totaled $1.5 million in 2006, and net charge-offs totaled $46,000 in 2005. See “Risk Management — Credit Risk” herein.

Other Operating Income

The components of other operating income were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Service charges on deposit accounts	$13,381	$13,080	$13,251
CitizensTrust	7,226	7,385	6,652
Bankcard services	2,530	2,486	2,453
BOLI Income	3,839	3,051	2,797
Other	4,349	6,199	4,668
Gain/(Loss) on sale of securities, net	—	1,057	(46)
Impairment charge on investment securities	—	—	(2,270)

Total other operating income	$31,325	$33,258	$27,505

Other operating income, totaled $31.3 million for 2007. This represents a decrease of $1.9 million, or 5.81%, from other operating income, including realized gains on the sales of investment securities, of $33.3 million for 2006. During 2006, other operating income, including realized gains on the sales of investment securities, increased $5.8 million or 20.91%, over other operating income, including realized losses on the sales of investment securities, of $27.5 million for 2005.

Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 16.28% for 2007, as compared to 16.47% for 2006 and 13.97% for 2005.

Service charges on deposit accounts totaled $13.4 million in 2007. This represented an increase of $301,000 or 2.30% over service charges on deposit accounts of $13.1 million in 2006. Service charges for demand deposit (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Service charges on deposit accounts in 2006 decreased $171,000 or 1.29% from service charges on deposit accounts of $13.3 million in 2005. Service charges on deposit accounts represented 42.72% of other operating income in 2007, as compared to 39.33% in 2006 and 48.18% in 2005.

CitizensTrust consists of Trust Services and Investment Services. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. CitizensTrust generated fees of $7.2 million in 2007. This represents a decrease of $159,000, or 2.15% from fees generated of $7.4 million in 2006. Fees generated by CitizensTrust represented 23.07% of other operating income in 2007, as compared to 22.20% in 2006 and 24.19% in 2005.

Bankcard Services, which provides merchant bankcard services, generated fees totaling $2.5 million in each of the three years 2007, 2006 and 2005. Fees generated by Bankcard represented 8.08% of other operating income in 2007, as compared to 7.48% in 2006 and 8.92% in 2005.

Bank Owned Life Insurance (“BOLI”) income totaled $3.8 million in 2007. This represents an increase of $788,000, or 25.84%, over BOLI income generated of $3.1 million for 2006. BOLI income in 2006 increased $254,000, or 9.08% over BOLI income generated of $2.8 million for 2005. The increase in BOLI income was due to the purchase of $25.0 million in BOLI in September 2006.

Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $4.3 million in 2007. This represented a decrease of $1.8 million, or 29.83% from other fees and income generated of $6.2 million in 2006. The increase in 2006 is primarily due to the gain on sale of the Arcadia and former Operations Center buildings of $726,000 and a legal settlement of $750,000.

We recorded an impairment charge on investment securities of $2.3 million in 2005. This charge was due to two issues of Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock which were determined to be other-than-temporarily impaired. Although these securities reset with LIBOR (one issue resets to the 3-month LIBOR rate every three months and the other resets to the 12-month LIBOR every twelve months), the market value of the Freddie Mac preferred stock had not recovered accordingly. Since there was a loss of value that was deemed to be other-than-temporary, we charged $2.3 million against the earnings in 2005 to adjust for the impairment of the two issues of preferred stock. During the third quarter of 2006, we sold all of our shares of Freddie Mac Preferred Stock at a net gain of $1.1 million based on our book values after write downs of $8.6 million in prior periods.

The sales of securities generated a realized gain of $1.1 million in 2006 and a realized loss of $46,000 in 2005. The gains/losses on sales of securities in prior years were primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.

Other Operating Expenses

The components of other operating expenses were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per
	share amounts)

Salaries and employee benefits	$55,303	$50,509	$51,535
Occupancy	10,540	8,572	8,327
Equipment	7,026	7,025	7,578
Stationery and supplies	6,712	6,492	5,569
Professional services	6,274	5,896	4,268
Promotion	5,953	6,251	5,835
Amortization of Intangibles	2,969	2,353	2,061
Other	10,627	8,726	4,880

Total other operating expenses	$105,404	$95,824	$90,053

Other operating expenses totaled $105.4 million for 2007. This represents an increase of $9.6 million, or 10.0%, over other operating expenses of $95.8 million for 2006. During 2006, other operating expenses increased $5.8 million, or 6.41%, over other operating expenses of $90.1 million for 2005.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets decreased to 1.73% for 2007, compared to 1.97% for 2006, and 1.85% for 2005. The decrease in the ratio in 2007 indicates that management is controlling greater levels of assets with proportionately smaller operating expenses, an indication of operating efficiency.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2007, the efficiency ratio was 55.93%, compared to 48.18% for 2006 and 45.72% for 2005. The increase in 2007 is due to increases in salaries and related expenses and other expenses as discussed below.

Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $55.3 million for 2007. This represented an increase of $4.8 million, or 9.49%, over salaries and related expenses of $50.5 million for 2006. Salary and related expenses decreased $1.0 million, or 1.99%, from salaries and related expenses of $51.5 million for 2005. At December 31, 2007, we employed 766 persons, 541 on a full-time and 225 on a part-time basis, this compares to 752 persons, 522 on a full-time and 230 on a part-time basis at December 31, 2006, and 719 persons, 493 on a full-time and 226 on a part-time basis at December 31, 2005. The increases primarily resulted from increased staffing levels as a result of the overall growth of the Company and the addition of new business financial centers through the FCB acquisition. Salaries and related expenses as a percent of average assets decreased to 0.91% for 2007, compared to 1.04% for 2006, and 1.06% for 2005.

Stationery and supplies expense totaled $6.7 million for 2007, compared to $6.5 million in 2006 and $5.6 million in 2005. The increase was primarily due to the overall internal growth of the business and the addition of new business financial centers through the FCB acquisition.

Professional services totaled $6.3 million for 2007. This represented an increase of $378,000 or 6.41%, over expense of $5.9 million for 2006. For 2006, professional services increased $1.6 million, or 38.13%, over expense of $4.3 million for 2005. The increases were primarily due to professional expenses incurred for recruitment of new associates and legal fees due to outstanding litigation.

Promotion expense totaled $6.0 million for 2007. This represented a decrease of $298,000, or 4.77%, from expense of $6.3 million for 2006. Promotion expense increased in 2006 by $417,000, or 7.14%, over expense of $5.8 million for 2005. The increase in 2006 of promotional expenses was primarily associated with increases in advertising expense as we expand our market area.

Other operating expenses totaled $10.6 million for 2007. This represented an increase of $1.9 million, or 21.79%, over expense of $8.7 million for 2006. The increase in 2007 was primarily due to $1.2 million increase in the provision for unfunded commitments during 2007 and $675,000 related to the Bank’s share of allocable losses from certain tax-preferenced investments. The increase in provision for unfunded commitments in 2007 compared to 2006 was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments. Other operating expenses increased for 2006 by $3.8 million, or 78.81%, over an expense of $4.9 million for 2005. The increase in 2006 was primarily due to the reversal of our prior accrual for the settlement of a robbery loss of $2.6 million in the first quarter of 2005 and increases in third-party data processing and loan expenses during 2006.

Results of Segment Operations

We have two reportable business segments, which are Business Financial Centers and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.

Business Financial Centers

Key measures we use to evaluate the Business Financial Center’s performance are included in the following table for years ended December 31, 2007, 2006 and 2005. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$234,142	$219,663	$157,474
Interest expense	77,848	58,469	26,232
Non-interest income	18,148	15,136	12,256
Non-interest expense	44,558	41,258	38,064

Segment pretax profit	$129,884	$135,072	$105,434

Balance Sheet
Average loans	$3,226,086	$2,811,782	$2,277,304
Average interest-bearing deposits	$2,133,412	$2,161,075	$1,680,136
Yield on loans	6.88%	6.92%	6.52%
Rate paid on deposits	3.25%	3.11%	1.72%

For 2007, interest income increased $14.5 million, or 6.59%, when compared with interest income during 2006. For 2006, interest income increased $62.2 million, or 39.49%, when compared with interest income during 2005. This is due to the increase in balances outstanding on loans and increases in interest rates. Average loan balances increased year over year by $414.3 million, or 14.73% in 2007 and $534.5 million, or 23.47% in 2006.

For 2007, interest expense increased $19.4 million, or 33.14%, when compared with interest expense during 2006. For 2006, interest expense increased $32.2 million, or 122.89%, when compared with interest income during 2005. The rapid increase in interest expense is due to the continued increase in interest rates offered on deposit products. Pricing pressures on deposits continue to take place in the market place. Deposit costs increased by 14 basis points while loan yields decreased by 4 basis points.

Non-interest income and non-interest expense also had increases when compared to the prior periods. The increases have been consistent year over year, primarily due to the growth of the Company. Non-interest income increased $3.0 million or 19.90% during 2007 over 2006 and increased $2.9 million, or 23.50% during 2006 over 2005. Non-interest expense also increased $3.3 million, or 8.00% for 2007 and $3.2 million, or 8.39% for 2006.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the years ended December 31, 2007, 2006, and 2005. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$119,544	$121,438	$98,524
Interest expense	129,698	115,839	75,746
Non-interest income	1	1,058	2
Non-interest expense	1,148	1,123	3,538

Segment pretax profit (loss)	$(11,301)	$5,534	$19,242

Balance Sheet
Average investments	$2,471,548	$2,588,146	$2,273,771
Average borrowings	$2,214,108	$1,826,532	$1,429,632
Yield on investments-TE	5.24%	5.06%	4.64%
Non-tax equivalent yield	4.39%	4.44%	4.54%
Rate paid on borrowings	4.94%	4.40%	3.39%

For 2007, interest income decreased $1.9 million, or 1.56% from 2006. The decrease is due to the planned reduction of the investment portfolio. Average investment balances decreased $116.6 million during 2007. Since September 2006, we have allowed $253.0 million in investment balances to roll off the balance sheet, allowing us to de-leverage our balance sheet. Our current strategy is to allow a portion of the cash flow from our investment portfolio to either pay down borrowings or fund loans. For 2006, interest income increased $22.9 million, or 23.26% over 2005. The increase in 2006 is attributed to higher average investment balances and an increase in investment yields.

For 2007, interest expense increased $13.9 million or 11.96%, when compared with 2006. For 2006, interest expense increased $40.1 million, or 52.93%, when compared with 2005. This is due to the re-pricing of FHLB Advances which fund the investment portfolio. Short-term funding rates have remained higher than the longer term rates; and since most of our advances had a maturity date of one year or less, they re-priced to a higher interest rate while our investment portfolio did not re-price as quickly. The cost of funding increased to 4.94% in 2007 from 4.40% in 2006 and 3.39% in 2005.

The result of increases in cost of funds reduced the Treasury segment pretax income from $19.2 million in 2005 to $5.5 million in 2006 and to a net loss of $11.3 million in 2007.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	For The Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$61,360	$52,879	$35,490
Interest expense	46,358	51,045	20,062

Net interest income	$15,002	$1,834	$15,428

Provision for Credit Losses	4,000	3,000	—
Non-interest income	13,176	17,064	15,247
Non-interest expense	59,698	53,443	48,451

Pre-tax loss	$(35,520)	$(37,545)	$(17,776)

The Company’s administration and other operating departments reported pre-tax loss of $35.5 million for the year ended December 31, 2007. This represented a decrease of $2.0 million, or 5.39%, from pre-tax loss of $37.5 million for the year ended December 31, 2006. Pre-tax loss for 2006 increased $19.8 million to $37.5 million, or 111.2%, over pre-tax loss of $17.8 million for 2005. The increase in 2006 is attributed to increased interest expense due to an increasing interest rate environment resulting in higher charge for funds used and an increase in non-interest expense and provision for credit losses.

Income Taxes

Our effective tax rate for 2007 was 27.06%, compared to 31.52% for 2006, and 34.34% for 2005. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. In 2007, the percentage of tax-preferenced income to total income increased, resulting in lower tax rate compared to prior year. The majority of tax preferenced income is derived from municipal securities.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.3 billion at December 31, 2007. This represented an increase of $201.7 million, or 3.31%, over total assets of $6.1 billion at December 31, 2006.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2007, 2006, and 2005, and the maturity distribution of the investment securities portfolio at December 31, 2007. At December 31, 2007, we reported total investment securities of $2.39 billion. This represents a decrease of $192.3 million, or 7.45%, from total investment securities of $2.58 billion at December 31, 2006. During 2007, it has been the intent of the Company to reduce the investment portfolio, using the cash flows to fund the growth in the loan portfolio.

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2007, securities held as available-for-sale had a fair market value of $2.37 billion, representing 100.00% of total investment securities with an amortized cost of $2.36 billion. At December 31, 2007, the net unrealized holding gain on securities available-for-sale was $7.1 million that resulted in accumulated other comprehensive gain of $4.1 million (net of $3.0 million in deferred taxes).

The composition of the investment portfolio at December 31, 2007 consists of the following:

	Maturing
		Weighted	After One Year	Weighted	After Five	Weighted		Weighted	Balance as of	Weighted
	One Year	Average	through Five	Average	Years through	Average	After Ten	Average	December 31,	Average	% to
	or Less	Yield	Years	Yield	Ten Years	Yield	Years	Yield	2007	Yield	Total

U.S. Treasury Obligations	$998	4.83%	$—	0.00%	$—	0.00%	$—	0.00%	$998	4.83%	0.04%
Government agency and government-sponsored enterprises	23,129	4.21%	27,706	5.23%	—	0.00%	—	0.00%	$50,835	4.76%	2.13%
Mortgage-backed securities	1,172	4.49%	883,481	4.57%	137,933	5.42%	475	5.81%	$1,023,061	4.68%	42.80%
CMO/REMICs	18,052	5.17%	554,545	4.88%	50,209	5.23%	—	0.00%	$622,806	4.92%	26.05%
Municipal bonds(1)	34,943	5.35%	201,776	4.96%	264,973	4.28%	191,174	4.00%	$692,866	4.45%	28.98%

TOTAL	$78,294	4.95%	$1,667,508	4.73%	$453,115	4.73%	$191,649	4.00%	$2,390,566	4.68%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 5.90%.

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

The weighted-average yield (TE) on the investment portfolio at December 31, 2007 was 4.68% with a weighted-average life of 4.7 years. This compares to a weighted-average yield of 4.61% at December 31, 2006 with a weighted-average life of 4.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in thousands)

U.S. Treasury Obligations	$998	0.04%	$970	0.04%	$497	0.02%
Government agency and government- sponsored enterprises	50,835	2.13%	68,300	2.64%	54,089	2.28%
Mortgage-backed securities	1,023,061	42.80%	1,077,851	41.73%	1,184,608	49.99%
CMO/REMICs	622,806	26.05%	787,270	30.48%	609,912	25.74%
Municipal bonds	692,866	28.98%	645,785	25.00%	463,900	19.57%
FHLMC Preferred Stock	—	—	—	—	56,070	2.37%
Other securities	—	—	2,726	0.11%	816	0.03%

TOTAL	$2,390,566	100.00%	$2,582,902	100.00%	$2,369,892	100.00%

Approximately 70% of securities issued by the U.S. government or U.S. government-sponsored agencies guarantee payment of principal and interest.

Composition of the Fair Value and Gross Unrealized Losses of Securities
Available-for-Sale:

	December 31, 2007
	Less than 12 months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Government agency & government- sponsored enterprises	—	—	10,434	55	10,434	55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

	December 31, 2006
	Less than 12 months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Amounts in thousands)

U.S. Treasury Obligations	$970	$1	$—	$—	$970	$1
Government agency & government- sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855

	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. We have reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down would be accounted for as a realized loss. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements.

Loans

At December 31, 2007, the Company reported total loans, net of deferred loan fees, of $3.50 billion. This represents an increase of $424.9 million, or 13.84%, over total loans of $3.07 billion at December 31, 2006.

Table 4 presents the distribution of our loan portfolio at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Commercial and Industrial	$365,214	$264,416	$223,330	$284,795	$289,597
Real Estate
Construction	308,354	299,112	270,436	235,849	156,287
Commercial Real Estate	1,805,946	1,642,370	1,363,516	1,057,140	904,705
SFR Mortgage	365,849	284,725	271,237	116,282	50,697
Consumer, net of unearned discount	58,999	54,125	59,801	51,187	44,645
Municipal Lease Finance Receivables	156,646	126,393	108,832	71,675	37,866
Auto and equipment leases	58,505	51,420	39,442	34,753	28,497
Dairy and Livestock	387,488	358,259	338,035	297,659	255,039

Gross Loans	3,507,001	3,080,820	2,674,629	2,149,340	1,767,333

Less:
Allowance for Credit Losses	33,049	27,737	23,204	22,494	21,282
Deferred Loan Fees	11,857	10,624	10,765	9,266	7,392

Total Net Loans	$3,462,095	$3,042,459	$2,640,660	$2,117,580	$1,738,659

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

As of December 31, 2007, the Company had $308.4 million in construction loans. This represents 8.8% of the total loans outstanding of $3.5 billion. Of this $308.4 million in construction loans, approximately 52%, or $159.2 million, were for single-family residences and land loans. The remaining construction loans, totaling $149.2 million, were related to commercial construction. The Company does not make “subprime” mortgage loans.

Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2007. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2007

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total
	(Amounts in thousands)

Types of Loans:
Commercial and industrial	$153,768	$91,508	$119,938	$365,214
Commercial Real Estate	98,504	277,798	1,429,644	1,805,946
Construction	268,793	26,487	13,074	308,354
Dairy and Livestock	308,090	79,136	262	387,488
Other	15,430	99,739	524,830	639,999

	$844,585	$574,668	$2,087,748	$3,507,001

Amount of Loans based upon:
Fixed Rates	$36,165	$192,540	$1,239,143	$1,467,848
Floating or adjustable rates	808,420	382,128	848,605	2,039,153

	$844,585	$574,668	$2,087,748	$3,507,001

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, real property as collateral is not the primary source of repayment but has been taken as an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2007, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Non-performing Assets

Non-performing assets include non-performing loans, non-accrual loans, loans 90 days or more past due and still accruing interest, and restructured loans (see “Risk Management — Credit Risk” herein). At December 31, 2007, we had $1.4 million in non-performing loans. Of this amount, one loan of $1.1 million was classified as impaired. We had no non-performing loans and no loans classified as impaired at December 31, 2006. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement.

At December 31, 2007, we had $1.4 million of non-accrual loans. At December 31, 2006, we had no loans on which interest was no longer accruing (non-accrual). Loans are put on non-accrual after 90 days of non-performance. They can also be put on non-accrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed out. The Bank allocates specific reserves which are included in the allowance for credit losses for potential losses on non-accrual loans.

A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. At December 31, 2007, and 2006 we had no loans that were classified as restructured.

Table 6 provides information on non-performing loans and other real estate owned at the dates indicated.

TABLE 6 — Non-Performing Assets

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Nonaccrual loans	$1,435	$—	$—	$2	$548
Loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	—	—	—	—	—

Total nonperforming assets	$1,435	$—	$—	$2	$548

Percentage of nonperforming assets to total loans outstanding & OREO	0.04%	0.00%	0.00%	0.00%	0.03%

Percentage of nonperforming assets to total assets	0.02%	0.00%	0.00%	0.00%	0.01%

Except for non-performing loans as set forth in Table 6 and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.

At December 31, 2007, and 2006 the Company held no properties as other real estate owned.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.

We reported total deposits of $3.36 billion at December 31, 2007. This represented a decrease of $42.5 million, or 1.25%, from total deposits of $3.41 billion at December 31, 2006. The decrease in deposits is primarily the result of increased competition for deposits.

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 38.52% of total deposits as of December 31, 2007 and 40.02% of total deposits as of December 31, 2006. Non-interest-bearing demand deposits totaled $1.30 billion at December 31, 2007. This represented a decrease of $67.5 million, or 4.95%, from total non-interest-bearing demand deposits of $1.36 billion at December 31, 2006.

Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2007.

Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)

3 months or less	$513,054
Over 3 months through 6 months	153,960
Over 6 months through 12 months	2,652
Over 12 months	15,835

Total	$685,501

Other Borrowed Funds

To achieve the desired growth in earning assets we fund that growth through the sourcing of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 41.02% at December 31, 2007, as compared to 38.65% at December 31, 2006.

During 2007 and 2006, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $954.0 million and $887.9 million under these agreements at December 31, 2007 and 2006, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2007 and 2006, we entered into an overnight agreement with certain financial institutions and our customers to borrow an aggregate of $430.8 million and $301.4 million, respectively. The increase was primarily due to funding for the growth of earning assets.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2007, total funds borrowed under these agreements were $586.3 million.

The following table summarizes the short-term borrowings:

	Federal Funds
	Purchased and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)

At December 31, 2007
Amount outstanding	$430,809	$954,000	$1,384,809
Weighted-average interest rate	3.85%	4.67%	4.42%
For the year ended December 31, 2007
Highest amount at month-end	$510,112	$1,554,000	$2,064,112
Daily-average amount outstanding	$373,746	$1,100,858	$1,474,604
Weighted-average interest rate	4.45%	3.71%	3.90%
At December 31, 2006
Amount outstanding	$301,350	$887,900	$1,189,250
Weighted-average interest rate	5.08%	4.28%	4.49%
For the year ended December 31, 2006
Highest amount at month-end	$301,350	$1,677,000	$1,978,350
Daily-average amount outstanding	$101,756	$1,295,704	$1,397,460
Weighted-average interest rate	5.06%	3.90%	3.99%

During 2007 and 2006, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $700.0 million under these agreements at both December 31, 2007 and 2006, with weighted-average interest rate of 4.9% in 2007 and 2006. We had an average outstanding balance of $622.2 million and $319.0 million as of December 31, 2007 and 2006, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 15 — Exhibits and Financial Statement Schedules. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

At December 31, 2007, borrowed funds totaled $2.30 billion. This represented an increase of $193.9 million, or 9.03%, over total borrowed funds of $2.10 billion at December 31, 2006. For 2006, total borrowed funds increased $644.1 million, or 42.87%, over a balance of $1.50 billion at December 31, 2005. The maximum outstanding at any month-end was $2.76 billion during 2007, $2.08 billion during 2006, and $1.50 billion during 2005.

At December 31, 2007, junior subordinated debentures totaled $115.1 million, an increase of $6.8 million, or 6.29%, over junior subordinated debentures of $108.3 million at December 31, 2006. The increase was due to the trust preferred securities acquired through the FCB acquisition in June 2007. During the fourth quarter of 2007, we paid-off the principal and interest of $804,000 on FCB Capital Trust I, which was callable.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2007:

	Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Amounts in thousands)

2007
Deposits	$3,364,349	$3,343,388	$16,791	$734	$3,436
FHLB and Other Borrowings	2,340,349	1,390,349	700,000	250,000	—
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,166	709	1,417	1,337	4,703
Operating Leases	26,434	5,468	8,155	5,553	7,258

Total	$5,854,353	$4,739,914	$726,363	$257,624	$130,452

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

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I matures in 2033 and becomes callable in whole or in part in 2008. CVB Statutory Trust II matures in 2034 and becomes callable in whole or in part in 2009. CVB Statutory Trust III which matures in 2036 and becomes callable in whole or in part in 2011. It also represents one Trust Preferred Security acquired through the FCB acquisition in June 2007. FCB Capital Trust II matures in 2033 and becomes callable in 2008.

Deferred compensation represents the amounts that are due to former employees’ based on salary continuation agreements as a result of acquisitions.

Operating leases represent the total minimum lease payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At December 31, 2007, we had commitments to extend credit of approximately $747.5 million, obligations under letters of credit of $60.9 million and available lines of credit totaling $621.1 million from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The following table summarizes the off-balance sheet items:

	Maturity by Period
			One Year	Four Year
		Less Than	to Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(Amounts in thousands)

2007
Commitment to extend credit	$747,504	$257,878	$49,755	$54,032	$385,839
Obligations under letters of credit	60,934	49,105	11,829	—	—

Total	$808,438	$306,983	$61,584	$54,032	$385,839

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2007, the Bank’s loan to deposit ratio averaged 94.35%, compared to an average ratio of 79.99% for 2006 and 74.35% for 2005.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rent paid by a third party on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At December 31, 2007, approximately $108.9 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations. See “Item 1. Business — Dividends and Other Transfers of Funds.” As of December 31, 2007, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $71.1 million for 2007, $70.9 million for 2006, and $89.1 million for 2005. The increase in 2007 compared to 2006 was primarily the result of an increase in interest and dividends received on loans and investments and a decrease in income taxes paid during 2007 offset by interest paid on deposits and borrowings. The decrease in income taxes paid during 2007 which was attributed to a lower effective tax rate.

Cash used in investing activities totaled $21.1 million for 2007, compared to $680.7 million for 2006 and $761.4 million for 2005. The decrease in 2007 compared to 2006 is due to decreases in the purchase of investments securities during 2007.

Net cash used by financing activities totaled $106.9 million for 2007, compared to funds provided by financing activities of $626.0 million for 2006 and $718.0 million for 2005. The increase in net cash used by financing activities was primarily the result of decreases in short-term borrowings and transaction deposits, offset by advances and repayments from Federal Home Loan Bank.

At December 31, 2007, cash and cash equivalents totaled $89.5 million. This represented a decrease of $56.9 million, or 38.88%, from a total of $146.4 million at December 31, 2006.

Capital Resources

Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

Total stockholders’ equity was $424.9 million at December 31, 2007. This represented an increase of $37.6 million, or 9.71%, over total stockholders’ equity of $387.3 million at December 31, 2006. For 2006, total stockholders’ equity increased $45.1 million, or 13.19%, over total stockholders’ equity of $342.2 million at December 31, 2005.

For further information about our capital ratios, see Item 1. Business — Capital Standards.

During 2007, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.34 per share for the full year. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.

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

The allowance for credit losses is based upon estimates of probable losses inherent in the loan and lease portfolio. The nature of the process by which we determine the appropriate allowance for credit losses requires the exercise of considerable judgment. The amount actually realized in respect of these losses can vary significantly from the estimated amounts. We employ a systematic methodology that is intended to reduce the differences between estimated and actual losses.

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

Central to the first phase and our credit risk management is our loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The Bank began a credit review function engaging an outside party to review our loans. This was done in the last quarter of 2006 and was performed quarterly in 2007. The purpose of this review is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.

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

The second major element in our methodology for assessing the appropriateness of the allowance consists of our considerations of all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values

•	loan volumes and concentrations,

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s external credit examiners.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We recorded a $4.0 million and $3.0 million provision for credit losses for 2007 and 2006, respectively. We did not record a provision for credit losses for 2005.

At December 31, 2007, we reported an allowance for credit losses of $33.0 million. This represents an increase of $5.3 million, or 19.15%, over the allowance for credit losses of $27.7 million at December 31, 2006. During 2007, we recorded a provision for credit losses of $4.0 million and net charge-offs of $1.4 million. We acquired $2.7 million in allowance for credit losses as a result of the FCB acquisition. At December 31, 2006, we reported an allowance for credit losses of $27.7 million. This represented an increase of $4.5 million, or 19.54%, over the allowance for credit losses of $23.2 million at December 31, 2005. During the year 2006, we recorded a provision for credit losses of $3.0 million and net recoveries of $1.5 million. (See Table 8 — Summary of Credit Loss Experience.)

At December 31, 2007, we had $1.4 million in non-performing loans. Of this amount, $1.1 million consisted of one loan classified as impaired. We had no non-performing loans and no loans classified as impaired at December 31, 2006.

For 2007, total loans charged-off were $2.1 million, offset by the recoveries of loans previously charged-off of $739,000 resulting in net charge-offs of $1.4 million. For 2006, total loans charged-off were $200,000, offset by the recoveries of loans previously charged-off of $1.7 million resulting in net recoveries of $1.5 million.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For 2007, the Company recorded an increase of $1.2 million in the reserve for undisbursed commitments. As of December 31, 2007, the balance in this reserve was $2.9 million. The increase in provision for unfunded commitments was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments.

Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

TABLE 8 — Summary of Credit Loss Experience

	As of and For Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Amount of Total Loans at End of Period(1)	$3,495,144	$3,070,196	$2,663,863	$2,140,074	$1,759,941

Average Total Loans Outstanding(1)	$3,226,086	$2,811,782	$2,277,304	$1,905,145	$1,529,944

Allowance for Credit Losses at Beginning of Period	$27,737	$23,204	$22,494	$21,282	$21,666

Loans Charged-Off:
Real Estate	1,748	—	780	1,002	982
Commercial and Industrial	127	90	243	943	1,507
Lease Finance Receivables	182	79	91	110	396
Consumer Loans	41	31	266	265	132

Total Loans Charged-Off	2,098	200	1,380	2,320	3,017

Recoveries:
Real Estate Loans	82	1,140	572	775	336
Commercial and Industrial	465	400	543	2,558	889
Lease Finance Receivables	148	82	101	86	262
Consumer Loans	44	111	118	113	112

Total Loans Recovered	739	1,733	1,334	3,532	1,599

Net Loans Charged-Off (Recovered)	1,359	(1,533)	46	(1,212)	1,418

Provision Charged to Operating Expense	4,000	3,000	—	—	—

Adjustments Incident to Mergers and reclassifications	2,671	—	756	—	1,034

Allowance for Credit Losses at End of period	$33,049	$27,737	$23,204	$22,494	$21,282

Net Loans Charged-Off (Recovered) to Average Total Loans	0.04%	—0.05%	0.00%	—0.06%	0.09%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.04%	—0.05%	0.00%	—0.06%	0.08%
Allowance for Credit Losses to Average Total Loans	1.02%	0.99%	1.02%	1.18%	1.39%
Allowance for Credit Losses to Total Loans at End of Period	0.95%	0.90%	0.87%	1.05%	1.21%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	4.11%	—5.53%	0.20%	—5.39%	6.66%
Net Loans Recovered to Provision for Credit Losses	33.98%	—51.10%	—	—	—

(1)	Net of deferred loan origination fees.

While we believe that the allowance at December 31, 2007, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.

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

	December 31,
	2007		2006		2005		2004		2003
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in	Allowance	Loans in
	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each	for Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category
	(Amounts in thousands)

Real Estate	$12,724	46.8%	$9,905	46.8%	$10,536	42.7%	$7,214	36.6%	$3,892	30.8%
Commercial and Industrial	19,398	51.5%	17,215	51.5%	15,408	49.2%	16,232	55.8%	15,508	62.9%
Consumer	506	1.7%	297	1.7%	224	8.1%	126	7.6%	149	6.3%
Unallocated	421		320		(2,964)		(1,078)		1,733

Total	$33,049	100.0%	$27,737	100.0%	$23,204	100.0%	$22,494	100.0%	$21,282	100.0%

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

The table below provides the actual balances as of December 31, 2007 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2007, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	Balance	Average					Five Years	Estimated
	December 31,	Rate	One Year	Two Years	Three Years	Four Years	and Beyond	Fair Value
	(Amounts in thousands)

2007
Interest-Earning Assets
Investment securities available for sale	$2,390,566	4.68%	$15,311	$9,225	$19,265	$27,563	$2,319,202	$2,390,566
Loans and lease finance receivables, net	3,462,095	6.88%	844,585	211,227	117,568	110,341	2,178,374	3,489,626

Total interest earning assets	$5,852,661		$859,896	$220,452	$136,833	$137,904	$4,497,576	$5,880,192

Interest-Bearing Liabilities
Interest-bearing deposits	$2,068,390	3.25%	$2,047,432	$8,449	$8,339	$458	$3,712	2,068,785
Demand note to U.S. Treasury	540	4.17%	540	—	—	—	—	540
Borrowings	2,339,809	4.85%	1,389,809	200,000	400,000	100,000	250,000	2,373,954
Junior subordinated debentures	115,055	6.62%	—	—	—	—	115,055	106,385

Total interest-bearing liabilities	$4,523,794		$3,437,781	$208,449	$408,339	$100,458	$368,767	$4,549,664

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

TABLE 10 — Asset and Liability Maturity/Repricing Gap

		Over	Over
	90 Days	90 Days to	180 Days to	Over
	or Less	180 Days	365 Days	365 Days	Total
	(Amounts in thousands)

2007
Earning Assets:
Investment Securities at carrying value	$122,700	$126,059	$218,086	$1,923,721	$2,390,566
Total Loans	1,130,451	$173,951	$298,425	$1,859,268	3,462,095

Total	$1,253,151	$300,010	$516,511	$3,782,989	$5,852,661
Interest Bearing Liabilities
Savings Deposits	$745,571	$—	$—	$532,465	$1,278,036
Time Deposits	558,410	$142,184	$68,685	$21,075	790,354
Demand Note to U.S. Treasury	540				540
Other Borrowings	1,089,809	$—	$550,000	$700,000	2,339,809
Junior subordinated debentures	32,579	—	41,238	41,238	115,055

Total	2,426,909	142,184	659,923	1,294,778	4,523,794

Period GAP	$(1,173,758)	$157,826	$(143,412)	$2,488,211	$1,328,867

Cumulative GAP	$(1,173,758)	$(1,015,932)	$(1,159,344)	$1,328,867

2006
Earning Assets:
Investment Securities at carrying value	$140,153	$152,523	$214,686	$2,075,540	$2,582,902
Total Loans	1,003,580	$157,742	$281,823	$1,599,314	3,042,459

Total	$1,143,733	$310,265	$496,509	$3,674,854	$5,625,361
Interest Bearing Liabilities
Savings Deposits	$780,720	$—	$—	$434,699	$1,215,419
Time Deposits	596,882	$128,776	$71,080	$31,240	827,978
Demand Note to U.S. Treasury	7,245				7,245
Other Borrowings	1,234,250	$85,000	$120,000	$700,000	2,139,250
Junior subordinated debentures	—	—	—	108,250	108,250

Total	2,619,097	213,776	191,080	1,274,189	4,298,142

Period GAP	$(1,475,364)	$96,489	$305,429	$2,400,665	$1,327,219

Cumulative GAP	$(1,475,364)	$(1,378,875)	$(1,073,446)	$1,327,219

Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2007, and 2006. We had a negative cumulative 180-day gap of $1.02 billion and a negative cumulative 365-days gap of $1.16 billion at December 31, 2007. This represented a decrease of $362.9 million, over the 180-day cumulative negative gap of $1.38 billion at December 31, 2006. In theory, this would indicate that at December 31, 2007, $1.02 billion more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2007 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $1.65 billion, or 69.58%, of the total investment portfolio at December 31, 2007 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following reflects our net interest income sensitivity analysis as of December 31, 2007:

Simulated	Estimated Net Interest
Rate Changes	Income Sensitivity

+ 200 basis points	(3.51%)
− 200 basis points	2.23%

The Company is currently more liability sensitive. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash-flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See NOTE 17 — of the Notes to the Consolidated Financial Statements.

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

For information about the location of management’s annual reports on internal control, our financial reporting and the audit report of KPMG, LLP thereon. See “Item 9A. Controls and Procedures.”

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On June 1, 2007, the Company elected KPMG, LLP as the Company’s independent auditors. During the 2006 and 2007 fiscal years and through the interim period ended June 30, 2007, there were no disagreements between the Company and McGladrey & Pullen, LLP, our predecessor auditors, on any matter of accounting principles or practices, internal controls, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective. KPMG, LLP, independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2007.

2) Auditor attestation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CVB Financial Corp. and subsidiaries as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG, LLP
KPMG, LLP

Costa Mesa, California
February 28, 2008

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764.

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

The following table summarizes information as of February 15, 2008 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	( excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )

Equity compensation plans approved by security holders	1,853,193	$11.19	3,951,439
Equity compensation plans not approved by security holders	—	—	—

Total	1,853,193	$11.19	3,951,439

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions with management and others and information regarding director independence is incorporated by reference from the section entitled “Executive Compensation — Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Financial Statements

Reference is made to the Index to Financial Statements at page 56 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 101 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2008.

Cvb Financial Corp.

By:	/s/ Christopher D. Myers
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Borba George A. Borba	Chairman of the Board	February 28, 2008

/s/ John A. Borba John A. Borba	Director	February 28, 2008

/s/ Ronald O. Kruse Ronald O. Kruse	Vice Chairman	February 28, 2008

/s/ Robert M. Jacoby Robert M. Jacoby	Director	February 28, 2008

/s/ James C. Seley James C. Seley	Director	February 28, 2008

/s/ San E. Vaccaro San E. Vaccaro	Director	February 28, 2008

/s/ D. Linn Wiley D. Linn Wiley	Vice Chairman	February 28, 2008

/s/ Christopher D. Myers Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Edward J. Biebrich, Jr. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Amounts in thousands)

ASSETS
Cash and due from banks	$89,486	$146,411
Investment securities available-for-sale	2,390,566	2,582,902
Interest-bearing balances due from depository institutions	475	—
Investment in stock of Federal Home Loan Bank (FHLB)	79,983	78,866
Loans and lease finance receivables	3,495,144	3,070,196
Allowance for credit losses	(33,049)	(27,737)

Total earning assets	5,933,119	5,704,227
Premises and equipment, net	46,855	44,963
Cash value life insurance	103,400	99,861
Accrued interest receivable	29,734	29,146
Deferred tax asset	—	13,487
Intangibles	14,611	10,121
Goodwill	55,167	31,531
Other assets	21,591	12,501

TOTAL ASSETS	$6,293,963	$6,092,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,295,959	$1,363,411
Interest-bearing	2,068,390	2,043,397

Total deposits	3,364,349	3,406,808
Demand Note to U.S. Treasury	540	7,245
Repurchase agreements	586,309	344,350
Short-term borrowings	1,048,500	1,094,900
Long-term borrowings	705,000	700,000
Deferred tax liabilities	1,307	—
Accrued interest payable	13,312	16,156
Deferred compensation	8,166	7,946
Junior subordinated debentures	115,055	108,250
Other liabilities	26,477	19,268

TOTAL LIABILITIES	5,869,015	5,704,923

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock (authorized, 20,000,000 shares without par; none issued or outstanding)	—	—
Common stock (authorized, 122,070,312 shares without par; issued and outstanding 83,164,906 (2007) and 84,281,722 (2006)	354,249	366,082
Retained earnings	66,569	34,464
Accumulated other comprehensive income (loss), net of tax	4,130	(13,221)

TOTAL STOCKHOLDERS’ EQUITY	424,948	387,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,293,963	$6,092,248

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2007

	2007	2006	2005
	(Amounts in thousands,
	except earnings per share)

INTEREST INCOME:
Loans, including fees	$221,809	$194,704	$148,421

Investment securities:
Taxable	85,899	91,029	76,573
Tax-advantaged	29,231	26,545	19,078

	115,130	117,574	95,651

Dividends from FHLB	4,229	3,721	2,559
Federal funds sold	9	32	2
Interest-bearing deposits with other institutions	100	60	251

Total interest income	341,277	316,091	246,884

INTEREST EXPENSE:
Deposits	69,297	67,180	28,908
Short-term borrowings	57,847	55,859	25,487
Long-term borrowings	45,469	17,520	17,701
Junior subordinated debentures	7,522	6,905	5,340

Total interest expense	180,135	147,464	77,436

NET INTEREST INCOME BEFORE PROVISION FOR
CREDIT LOSSES	161,142	168,627	169,448
PROVISION FOR CREDIT LOSSES	4,000	3,000	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	157,142	165,627	169,448

OTHER OPERATING INCOME:
Service charges on deposit accounts	13,381	13,080	13,251
Financial Advisory services	7,226	7,385	6,652
Bankcard services	2,530	2,486	2,453
BOLI Income	3,839	3,051	2,797
Other	4,349	6,199	4,668
Gain/(Loss) on sale of securities, net	—	1,057	(46)
Impairment charge on investment securities	—	—	(2,270)

Total other operating income	31,325	33,258	27,505

OTHER OPERATING EXPENSES:
Salaries and employee benefits	55,303	50,509	51,535
Occupancy	10,540	8,572	8,327
Equipment	7,026	7,025	7,578
Stationery and supplies	6,712	6,492	5,569
Professional services	6,274	5,896	4,268
Promotion	5,953	6,251	5,835
Amortization of Intangibles	2,969	2,353	2,061
Other	10,627	8,726	4,880

Total other operating expenses	105,404	95,824	90,053

EARNINGS BEFORE INCOME TAXES	83,063	103,061	106,900
INCOME TAXES	22,479	32,481	36,710

NET EARNINGS	$60,584	$70,580	$70,190

COMPREHENSIVE INCOME	$77,935	$70,745	$47,912

BASIC EARNINGS PER COMMON SHARE	$0.72	$0.84	$0.83

DILUTED EARNINGS PER COMMON SHARE	$0.72	$0.83	$0.83

CASH DIVIDENDS PER COMMON SHARE	$0.340	$0.355	$0.420

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2007

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income/(Loss)	Income	Total
	(Amounts and shares in thousands)

Balance January 1, 2005	60,666	236,277	72,054	8,892		317,223
Issuance of common stock	460	1,789				1,789
5-for-4 stock split	15,284
Repurchase of common stock	(676)	(863)	(11,423)			(12,286)
Shares issued for acquisition of
Granite State Bank	696	13,427				13,427
Tax benefit from exercise of stock options		2,087				2,087
Cash dividends ($0.42 per share)			(27,963)			(27,963)
Comprehensive income:
Net earnings			70,190		$70,190	70,190
Other comprehensive income:
Unrealized loss on securities available-for-sale, net				(22,278)	(22,278)	(22,278)

Comprehensive income					$47,912

Balance December 31, 2005	76,430	$252,717	$102,858	$(13,386)		$342,189
Issuance of common stock	190	983				983
10% Stock Dividend	7,662	111,098	(111,098)
Tax benefit from exercise of stock options		331				331
Stock-based Compensation Expense		953				953
Cash dividends ($0.36 per share)			(27,876)			(27,876)
Comprehensive income:
Net earnings			70,580		$70,580	70,580
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				165	165	165

Comprehensive income					$70,745

Balance December 31, 2006	84,282	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	372	2,082				2,082
Repurchase of common stock	(3,095)	(33,918)				(33,918)
Shares issued for acquisition of
First Coastal Bancshares	1,606	18,046				18,046
Tax benefit from exercise of stock options		544				544
Stock-based Compensation Expense		1,413				1,413
Cash dividends ($0.34 per share)			(28,479)			(28,479)
Comprehensive income:
Net earnings			60,584		$60,584	60,584
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				17,351	17,351	17,351

Comprehensive income					$77,935

Balance December 31, 2007	83,165	$354,249	$66,569	$4,130		$424,948

	At December 31,
	2007	2006	2005
	(Amounts in thousands)

Disclosure of reclassification amount
Unrealized holding (losses)/gains on securities arising during the period	29,915	1,341	(40,679)
Tax benefit (expense)	(12,564)	(563)	17,058
Less:
Reclassification adjustment for (gain)/loss on securities included in net income	0	(1,057)	2,316
Add:
Tax (benefit)/expense on reclassification adjustments	0	444	(973)

Net unrealized (loss) gain on securities	$17,351	165	$(22,278)

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Years Ended December 31,
	2007	2006	2005
	(Dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$342,090	$310,651	$250,202
Service charges and other fees received	31,777	31,426	29,779
Interest paid	(182,979)	(146,355)	(71,290)
Cash paid to vendors and employees	(99,978)	(93,786)	(88,507)
Income taxes paid	(19,795)	(31,050)	(31,100)

Net cash provided by operating activities	71,115	70,886	89,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	5,550	—	—
Proceeds from sales of MBS, available-for-sale	—	57,127	126,598
Proceeds from repayment of MBS, available-for-sale	417,098	416,723	414,804
Proceeds from repayment of investment securities available-for-sale	—	55	122
Proceeds from repayment of Fed Funds Sold	52,000	—
Proceeds from maturity of investment securities	62,485	7,608	18,598
Purchases of investment securities available-for-sale	(96,610)	(234,841)	(177,415)
Purchases of MBS	(167,013)	(489,488)	(677,451)
Purchases of FHLB stock	(2,927)	(8,096)	(17,205)
Net increase in loans and lease finance receivables	(284,798)	(394,603)	(449,842)
Proceeds from sales of premises and equipment	113	2,253	73
Purchase of premises and equipment	(7,514)	(11,617)	(11,881)
Cash paid for acquisitions, net of cash acquired	743	—	12,232
Purchase of Bank Owned Life Insurance	(254)	(25,000)	—
Investment in common stock of CVB Statutory Trust III	—	(774)	—

Net cash provided by/(used in) investing activities	(21,127)	(680,653)	(761,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in transaction deposits	(142,802)	(62,038)	163,718
Net (decrease)/increase in time deposits	(93,194)	44,802	282,786
Advances from Federal Home Loan Bank	600,000	850,000	370,000
Repayment of advances from Federal Home Loan Bank	(480,000)	(620,000)	(106,000)
Net (decrease) increase in short-term borrowings	(173,105)	319,711	45,980
Net increase in repurchase agreements	241,959	94,350	—
Cash dividends on common stock	(28,479)	(27,876)	(27,963)
Repurchase of common stock	(33,918)	—	(12,286)
Issuance of junior subordinated debentures	—	25,774	—
Proceeds from exercise of stock options	2,082	983	1,789
Tax benefit related to exercise of stock options	544	331	—

Net cash (used in)/provided by financing activities	(106,913)	626,037	718,024

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,925)	16,270	45,741
CASH AND CASH EQUIVALENTS, beginning of period	146,411	130,141	84,400

CASH AND CASH EQUIVALENTS, end of period	$89,486	$146,411	$130,141

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Years Ended December 31,
	2007	2006	2005

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$60,584	$70,580	$70,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/loss on sale of investment securities	—	(1,057)	46
(Gain)/loss on sale of premises and equipment	(14)	(436)	34
Impairment charge on investment securities	—	—	2,270
Increase in cash value of life insurance	(3,839)	(3,051)	(2,253)
Net amortization of premiums on investment securities	3,665	7,061	13,195
Provisions for credit losses	4,000	3,000	—
Stock-based compensation	1,413	953	—
Depreciation and amortization	9,571	8,036	8,435
Change in accrued interest receivable	(2,310)	(6,717)	(5,043)
Change in accrued interest payable	(2,844)	1,109	6,147
Deferred tax provision	99	4,813	(585)
Change in other assets and liabilities	790	(13,405)	(3,352)

Total adjustments	10,531	306	18,894

NET CASH PROVIDED BY OPERATING ACTIVITIES	$71,115	$70,886	$89,084

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of First Coastal Bancshares(2007) & Granite State Bank (2005):
Assets acquired	$190,711	$826	$85,898
Goodwill & Intangibles	30,978	(826)	21,176
Liabilities assumed	(204,387)	—	(105,879)
Stock issued	(18,046)	—	(13,427)

Purchase price of acquisition, net of cash received	$(743)	$—	$(12,232)

Securities purchased and not settled	—	4,029	25,854

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007

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

Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust I and II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired trust preferred securities through the acquisition of First Coastal Bancshares (“FCB”). In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.

Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Citizens Financial Services Division (formerly known as Golden West Financial Division) and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Madera County, Fresno County, Tulare County, Kern County, and Los Angeles County. The Bank operates 44 Business Financial Centers with its headquarters located in the city of Ontario.

The Company’s operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) comprise the loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury Department, which manages the investment portfolio of the Company. The Company’s remaining centralized functions have been aggregated and included in “Other.”

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

Correction of Immaterial Error — The Company revised its consolidated financial statements for the year ended December 31, 2006, 2005, and 2004, due to corrections of immaterial prior years errors identified in the current year. The Company understated tax expense for 2006 and 2005 primarily related to the accounting treatment of tax credits associated with Qualified Zone Academy Bonds and also over-accrued FHLB Stock dividend income. The result of the correction was a decrease of previously reported net income by approximately $1.3 million for the year ended December 31, 2006; $428,000 for the year ended December 31, 2005 and $260,000 for the year ended December 31, 2004. As a result retained earnings at January 1, 2005 decreased by $260,000. Basic earnings per share decreased by $.01 per share from previously reported amounts for 2006 and 2005. Diluted earnings per share

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

decreased by $.02 per share for 2006 and $.01 per share for 2005. The following tables present the consolidated balance sheet and statement of earnings and the effect of the change from the correction of error.

	Consolidated Balance Sheet
	December 31, 2006
	As Originally	As	Effect of
	Reported	Adjusted	Change

Cash & due from banks	$146,411	$146,411	$—
Total earning assets	5,704,227	5,704,227	—
Accrued interest receivable	30,225	29,146	(1,079)
Other Assets	213,399	212,464	(935)

Total Assets	$6,094,262	$6,092,248	$(2,014)

Total Liabilities	5,704,923	5,704,923	—
Common Stock	366,082	366,082	—
Retained Earnings	36,478	34,464	(2,014)
Accumulated OCI	(13,221)	(13,221)	—
Total Equity	389,339	387,325	(2,014)

Total Liabilities and Equity	$6,094,262	$6,092,248	$(2,014)

	Consolidated Statement of Earnings
	2006
	As Originally	As	Effect of
	Reported	Adjusted	Change

Total interest income	$316,660	$316,091	$(569)
Total interest expense	147,464	147,464	—
Provision for credit losses	3,000	3,000	—

Net interest income	166,196	165,627	(569)
Other income	33,258	33,258	—
Other expense	95,824	95,824	—

Earnings before taxes	103,630	103,061	(569)
Income Taxes	31,724	32,481	757

Net Earnings	$71,906	$70,580	$(1,326)

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

	Consolidated Statement of Earnings
	2005
	As Originally	As	Effect of
	Reported	Adjusted	Change

Total interest income	$246,948	$246,884	$(64)
Total interest expense	77,436	77,436	—

Net interest income	169,512	169,448	(64)
Other income	27,505	27,505	—
Other expense	90,053	90,053	—

Earnings before taxes	106,964	106,900	(64)
Income Taxes	36,346	36,710	364

Net Earnings	$70,618	$70,190	$(428)

Cash and Due from Banks — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks.

Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.

Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.

The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in agribusiness.

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the effective-yield method.

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
Three Years Ended December 31, 2007 — (Continued)

reviewed periodically by management and various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense.

A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral, if the loan is determined to be collateral dependent.

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

Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The Company completed its annual impairment test as of July 1, 2007; there was no impairment of goodwill.

Bank Owned Life Insurance — The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The Company adopted Fin 48, Accounting for Uncertainty in Income Taxes. Fin 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

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

Stock Compensation Plans — At December 31, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 15.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings. Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The Company has $544,000 and $331,000 of excess tax benefit resulting from disqualified dispositions classified as financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2007 and 2006, respectively.

The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the years ended December 31, 2005:

2005
(Dollars in thousands)

Net income, as reported	$70,190
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,114

Pro forma net income	$69,076

Earnings per share:
Basic — as reported	$0.83
Basic — pro forma	$0.82
Diluted — as reported	$0.83
Diluted — pro forma	$0.81

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

CitizensTrust — The Company maintains funds in trust for customers. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Recent Accounting Pronouncements — In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the Company’s consolidated financial position or results of operations.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods, within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications — Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation with no impact on previously reported net income or stockholders’ equity.

2.	Investment Securities

The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Total
	Cost	Gain	Loss	Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
U.S. Treasury Obligations	$992	$6	$—	$998	0.04%
Government agency & government-sponsored enterprises	50,192	698	(55)	50,835	2.13%
Mortgage-backed securities	1,028,272	4,542	(9,753)	1,023,061	42.80%
CMO’s / REMICs	620,526	3,154	(874)	622,806	26.05%
Municipal bonds	683,464	12,629	(3,227)	692,866	28.98%

Total Investment Securities	$2,383,446	$21,029	$(13,909)	$2,390,566	100.00%

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Total
	Cost	Gain	Loss	Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
U.S. Treasury securities	$971	$—	$(1)	$970	0.04%
Government agency & government-sponsored enterprises	68,679	124	(503)	68,300	2.64%
Mortgage-backed securities	1,103,664	1,793	(27,606)	1,077,851	41.73%
CMO’s / REMICs	791,265	2,589	(6,584)	787,270	30.48%
Municipal bonds	638,391	12,249	(4,855)	645,785	25.00%
Other securities	2,726	—	—	2,726	0.11%

Total Investment Securities	$2,605,696	$16,755	$(39,549)	$2,582,902	100.00%

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

At December 31, 2007, approximately 98% of the mortgage-backed securities and CMO/REMICs (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government-sponsored agencies that guarantee payment of principal and interest of the underlying mortgages.

There were no realized gains or losses during the year ended December 31, 2007. Gross realized gains were $1.73 million and $1.38 million for years ended December 31, 2006 and 2005, respectively. Gross realized losses were $670,000 and $1.42 million for years ended December 31, 2006 and 2005, respectively.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMICs issues held are rated “AAA” by either Standard & Poor’s or Moody’s, as of December 31, 2007.

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding	Fair	Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Government agency & government- sponsored enterprises	—	—	10,434	55	10,434	55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding	Fair	Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Treasury Obligations	$970	$1	$—	$—	$970	$1
Government agency & government-sponsored enterprises	12,040	45	41,101	458	53,141	503
Mortgage-backed securities	74,274	388	880,162	27,218	954,436	27,606
CMO/REMICs	53,681	241	454,693	6,343	508,374	6,584
Municipal bonds	276,512	3,474	60,065	1,381	336,577	4,855

	$417,477	$4,149	$1,436,021	$35,400	$1,853,498	$39,549

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government-Sponsored Enterprise — The U.S. Treasury Obligations and government agency are backed by the full faith and credit of the U.S. Treasury and government-sponsored agencies. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At December 31, 2007, the unrealized loss greater than 12 months of $55,000 is comprised of one FNMA issue. This security matures within 1.5 years. The agencies are rated AAA and, although FNMA has had some accounting difficulties in the past few years, this has not impacted its credit worthiness. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold this security until recovery of fair value, which may be at maturity, the Bank does not consider this investment to be other than temporarily impaired at December 31, 2007.

Mortgage-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.5 years. The contractual cash flows of 96.5% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 3.5% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at December 31, 2007 is $10.6 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $5.2 million, Freddie Mac with a loss of $4.9 million and non-government sponsored enterprises such as financial institutions with a loss of $481,000. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2007.

Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 7.7 years. The unrealized loss greater than 12 months on these securities at December 31, 2007 is $1.11 million. As with the other securities in the portfolio, we believe this loss is due to the rising rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2007.

At December 31, 2007 and 2006, investment securities having an amortized cost of approximately $2.29 billion and $2.44 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2036,

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized		Average
	Cost	Fair Value	Yield
	(Amounts in thousands)

Due in one year or less	$77,617	$78,294	4.95%
Due after one year through five years	1,663,627	1,667,509	4.73%
Due after five years through ten years	448,888	453,114	4.73%
Due after ten years	193,817	191,649	4.00%

	$2,383,949	$2,390,566	4.68%

3.	Loan and Lease Finance Receivables

The following is a summary of the components of loan and lease finance receivables at December 31:

	December 31,	December 31,
	2007	2006

Commercial and Industrial	$365,214	$264,416
Real Estate:
Construction	308,354	299,112
Commercial Real Estate	1,805,946	1,642,370
SFR Mortgage	365,849	284,725
Consumer	58,999	54,125
Municipal lease finance receivables	156,646	126,393
Auto and equipment leases, net of unearned discount	58,505	51,420
Dairy and Livestock	387,488	358,259

Gross Loans	3,507,001	3,080,820
Less:
Allowance for credit losses	(33,049)	(27,737)
Deferred net loan fees	(11,857)	(10,624)

Net Loans	$3,462,095	$3,042,459

At December 31, 2007, the Company held approximately $1.5 billion of fixed rate loans. As of December 31, 2007, 51.5% of the loan portfolio consisted of commercial real estate loans. Substantially all of the Company’s real estate loans are secured by real properties located in California.

4.	Transactions Involving Directors and Shareholders

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2007 and 2006.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

The following is an analysis of the activity of all such loans:

	As of December 31,
	2007	2006
	(Amounts in thousands)

Outstanding balance, beginning of year	$8,879	$7,303
Credit granted, including renewals	2,273	3,128
Repayments	(2,373)	(1,552)

Outstanding balance, end of year	$8,779	$8,879

5.	Allowance for Credit Losses and Other Real Estate Owned

Activity in the allowance for credit losses was as follows:

	2005	2006	2007
	(Amounts in thousands)

Balance, beginning of year	$27,737	$23,204	$22,494
Provision charged to operations	4,000	3,000	—
Acquisition of First Coastal Bancshares	2,671	—	756
Loans charged off	(2,098)	(200)	(1,380)
Recoveries on loans previously charged off	739	1,733	1,334

Balance, end of year	$33,049	$27,737	$23,204

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. For 2007, the Company recorded an increase of $1.2 million in the reserve for undisbursed commitments. As of December 31, 2007 and 2006, the balance in this reserve was $2.9 million and $1.7 million.

The Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, a portion of the Bank’s general reserve is allocated as an impairment reserve.

At December 31, 2007, the Bank had classified as impaired, one loan with a balance of $1.1 million. There were no loans classified as impaired at December 31, 2006. The average recorded investment in impaired loans during the years ended December 31, 2007, 2006, and 2005 was approximately $804,000, $177,000, and $3,000, respectively. Interest income of $161,000 was recognized, based on cash receipts, on impaired loans during the year ended December 31, 2007. No interest income was recognized, based on cash receipts, on impaired loans during the years ended December 31, 2006 and 2005.

The accrual of interest on impaired loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectibility of the asset. Non-accrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2007, non-performing loans were $1.4 million. Had non-performing loans for which interest was no longer accruing complied with the original terms and conditions of their

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

notes, interest income would have been $90,000 greater for 2007. For 2006, there were no non-performing or non-accrual loans.

The Company had no other real estate owned at December 31, 2007 or 2006. There were no expenses incurred in 2007, 2006, and 2005, related to holding and disposition of OREO.

6.	Premises and Equipment

Premises and equipment consist of:

	As of December 31,
	2007	2006
	(Amounts in thousands)

Land	$7,231	$7,231
Bank premises	41,618	38,371
Furniture and equipment	44,623	39,636
Leased property under capital lease	649	649

	94,121	85,887
Accumulated depreciation and amortization	(47,266)	(40,924)

	$46,855	$44,963

7.	Income Taxes

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit by state authorities.

We record interest and penalties related to uncertain tax positions as part of other operating expense. There was no penalty or interest expense recorded as of December 31, 2007. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Income tax expense consists of the following:

	For The Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Current provision:
Federal	$14,138	$18,588	$26,740
State	8,242	9,080	10,555

	22,380	27,668	37,295

Deferred provision (benefit):
Federal	173	3,701	(585)
State	(74)	1,112	—

	99	4,813	(585)

Total	$22,479	$32,481	$36,710

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

Income tax asset (liability) consists of the following:

	December 31,
	2007	2006
	(Amounts in thousands)

Current:
Federal	$9,060	$8,681
State	(2,572)	(1,883)

	6,488	6,798

Deferred:
Federal	(829)	10,771
State	(478)	2,716

	(1,307)	13,487

Total	$5,181	$20,285

The components of the net deferred tax (liability) asset are as follows:

	December 31,
	2007	2006
	(Amounts in thousands)

Federal
Deferred tax liabilities:
Depreciation	$6,159	$5,243
Intangibles — Acquisitions	6,142	4,198
Deferred income	8,168	7,242
Unrealized gain on investment securities, net	2,482	—
Other, net	89	253

Gross deferred tax liability	23,040	16,936

Deferred tax assets:
California franchise tax	2,874	2,928
Bad debt and credit loss deduction	12,551	10,288
Net operating loss carryforward	1,442	1,470
Deferred compensation	2,714	2,756
Unrealized loss on investment securities, net	—	7,978
Capital loss carryforward	2,630	2,287

Gross deferred tax asset	22,211	27,707

Net deferred tax (liability) asset — federal	$(829)	$10,771

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

	December 31,
	2007	2006
	(Amounts in thousands)

State
Deferred tax liabilities:
Depreciation	$1,598	$736
Intangibles — Acquisitions	1,902	1,299
Deferred income	2,530	2,244
Unrealized gain on investment securities, net	508	—
Other, net	15	72

Gross deferred tax liability	6,553	4,351

Deferred tax assets:
Bad debt and credit loss deduction	3,892	3,195
Net operating loss carryforward	484	793
Deferred compensation	885	775
Unrealized loss on investment securities, net	—	1,596
Capital loss carryforward	814	708

Gross deferred tax asset	6,075	7,067

Net deferred tax (liability) asset — state	$(478)	$2,716

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)

Federal income tax at statutory rate	$29,072	35.0%	$36,071	35.0%	$37,415	35.0%
State franchise taxes, net of federal benefit	5,691	6.9%	7,091	6.9%	7,229	6.8%
Tax-exempt income	(12,012)	(14.5)%	(10,694)	(10.4)%	(8,066)	(7.5)%
Other, net	(272)	(0.3)%	13	0.0%	132	0.1%
	$22,479	27.1%	$32,481	31.5%	$36,710	34.3%

8.	Deposits

The composition of deposits is as follows:

	December 31, 2007		December 31, 2006
	(Amounts in thousands)

Non-interest bearing deposits
Demand deposits	$1,295,959	38.5%	$1,363,411	40.0%
Interest bearing deposits
Savings Deposits	1,278,035	38.0%	1,215,419	35.7%
Time deposits	790,355	23.5%	827,978	24.3%

Total deposits	$3,364,349	100.0%	$3,406,808	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $685.5 million and $733.7 million at December 31, 2007 and 2006, respectively. Interest expense on such deposits amounted to approximately $33.7 million, $31.6 million, and $11.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

At December 31, 2007, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2008	$769,397
2009	8,449
2010	8,339
2011	458
2012 and thereafter	3,712

$790,355

At December 31, 2007, the Company had a single depositor with certificates of deposit balances of approximately $160.5 million.

9.	Borrowings

During 2007 and 2006, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $954.0 million and $887.9 million under these agreements at December 31, 2007 and 2006, respectively, with weighted-average interest rates of 4.67% and 4.28%, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2007 and 2006 was $1.1 billion and $1.3 billion, respectively. The maximum outstanding at any month-end was $1.8 billion during 2007 and $1.7 billion during 2006. On December 31, 2007 and 2006, the Bank entered into overnight agreements with certain financial institutions and customers with a balance outstanding of $430.8 million and $301.4 million, respectively, at a weighted average annual interest rate of 3.85% and 5.08%, respectively.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and resets quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2007 and 2006, total funds borrowed under these agreements were $336.3 million and $94.4 million, respectively, with weighted average interest rates of 4.23% and 4.63%.

The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2007 and 2006, the amounts held by the Bank in the TT&L Note Option Program were $540,000 and $7.2 million respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 86 and 75 basis points less than the average weekly federal funds rate, which was 5.03% and 5.08% at December 31, 2007 and 2006, respectively. The average amounts held in 2007 and 2006 were $3.1 million and $3.9 million, respectively.

During 2007 and 2006, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $700.0 million under these agreements at December 31, 2007 and 2006, with weighted-average interest rates of 4.88% and 4.90% in 2007 and 2006, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2007 are as follows: $200.0 million in 2009, $400.0 million in 2010 and $100.0 million in 2011.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

10.	Junior Subordinated Debentures

On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash, totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, but become callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities have a fixed interest rate of 6.51% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but become callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years, after which the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2007, the three-month LIBOR was 4.85%.

On June 22, 2007, we acquired FCB Statutory Trust I and II as a result of the FCB acquisition. Junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The Trust Preferred Securities under Trust I had a principal amount of $804,120 with a fixed interest rate of 11.875%. The maturity date was December 31, 2028 and was callable at par. We paid-off this trust during the fourth quarter of

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

2007. The Trust Preferred Securities under Trust II have a principal amount of $6.8 million and mature on October 7, 2033. These securities become callable on July 7, 2008 and have a variable per annum rate equal to LIBOR plus 3.25%.

11.	Commitments and Contingencies

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, excluding property taxes and insurance, are as follows (000’s omitted):

2008	$5,468
2009	4,606
2010	3,549
2011	2,985
2012	2,568
Succeeding years	7,258

Total minimum payments required	$26,434

Total rental expense for the Company was approximately $5.0 million, $4.2 million, and $4.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Commitments

At December 31, 2007, the Company had commitments to extend credit of approximately $747.5 million and obligations under letters of credit of $60.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $2.9 million as of December 31, 2007.

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

The Bank has available lines of credit totaling $621.1 million from certain financial institutions of which $221.7 million were secured by pledged securities and loans.

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
Three Years Ended December 31, 2007 — (Continued)

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

Other Contingencies

In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. As of December 31, 2007, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaint asserted against the Company.

12.	Deferred Compensation Plans

As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in 2007, $106,000 in 2006, and $108,000 in 2005.

The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in 2007, $62,000 in 2006, and $135,000 in 2005.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2007, 2006, and 2005.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $498,000 in each of 2007, 2006 and 2005.

In 2003, the acquired Kaweah National Bank (“KNB”) had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. Amounts paid under these agreements totaled approximately $118,950 in 2007, $48,750 in 2006 and $121,000 in 2005.

In February 2006, the acquired Granite State Bank (“GSB”) had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. No amount was paid under this agreement in 2007 and 2006.

The total expense recorded under these deferred compensation agreements was $326,000 in 2007, $349,000 in 2006, and $462,000 in 2005.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers.

On March 31, 2007, the Company approved the Executive Non-qualified Excess Plan, a deferred compensation plan for certain management employees to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The Plan is intended to be unfunded and primarily serve the purpose of providing deferred compensation benefits for a select group of employees.

13.  401(k) and Profit-Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $1.3 million in 2007, $2.7 million in 2006 and $2.6 million in 2005.

14.	Earnings Per Share Reconciliation

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Amount and share in thousands,
	except per share amount)

2007
Basic EPS
Income available to common stockholders	$60,584	83,600	$0.72
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	406	0.00

Diluted EPS
Income available to common stockholders	$60,584	84,006	$0.72

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

		Weighted
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Amount and share in thousands,
	except per share amount)

2006
Basic EPS
Income available to common stockholders	$70,580	84,154	$0.84
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	660	(0.01)

Diluted EPS
Income available to common stockholders	$70,580	84,814	$0.83

2005
Basic EPS
Income available to common stockholders	$70,190	84,139	$0.83
Effect of Dilutive Securities
Incremental shares from assumed exercise of outstanding options	—	773	0.00

Diluted EPS
Income available to common stockholders	$70,190	84,912	$0.83

15.	Stock Option Plans and Restricted Stock Grants

In May 2000, the Company approved a stock option plan that authorizes the issuance of up to 6,499,024 shares (all share amounts have been adjusted to reflect stock dividends and splits) of our stock, and expires in March 2010. The Company also has a stock option plan approved in 1991 that authorized the issuance of up to 3,882,209 shares and expired in February 2001. The stock option plans were established to help the Company retain and motivate key employees and to compensate outside directors for their service to the Company. The plans authorize the issuance of both incentive and non-qualified stock options. Under both plans option prices are determined at the fair market value of such shares on the date of grant; those options generally vest based on 5 years of continuous service, which is the requisite service period, and have 10-year contractual terms.

As a result of adopting SFAS 123R on January 1, 2006, the Company expensed $1.4 million and $953,000 for the years ended December 31, 2007 and 2006, respectively.

The estimated fair value of the options granted during 2007 and prior years was calculated using the Black-Scholes options pricing model. There were 72,500, 604,946 and 141,625 options granted during 2007, 2006, and 2005 respectively. The fair value of each stock option granted in 2007, 2006, and 2005 was estimated on the date of grant using the following weighted-average assumptions:

	2007	2006	2005

Dividend Yield	3.0%	2.2%	1.8%
Volatility	39.3%	40.0%	40.4%
Risk-free interest rate	4.1%	5.1%	4.4%
Expected life	7.2 years	7.4 years	6.9 years
Fair Value	$3.85	$5.67	$5.54

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

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

Option activity under the Company’s stock option plan as of December 31, 2007 and December 31, 2006 and changes for the years ended December 31, 2007 and 2006 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)

Outstanding at January 1, 2007	2,398	$9.91
Granted	73	$11.23
Exercised	(375)	$5.55
Forfeited or expired	(53)	$13.49

Outstanding at December 31, 2007	2,043	$10.66	5.81	$3,024

Vested or expected to vest at December 31, 2007	1,241	$8.97	4.47	$2,991

Exercisable at December 31, 2007	1,253	$8.97	4.47	$3,022

The weighted-average grant-date fair value of options granted was $3.85, $5.67 and $5.54 for 2007, 2006, and 2005, respectively. The total intrinsic value of options exercised during the year ended 2007, 2006 and 2005 was $1.9 million, $1.2 million and $7.0 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2007 was 1.02%.

As of December 31, 2007, there was $2.9 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The total fair value of options vested was $1.4 million during 2007 and $1.1 million during 2006 and 2005. Cash received from stock option exercises was $2.1 million, $1.0 million, and $1.8 million in 2007, 2006, and 2005, respectively.

As of December 31, 2007, 2006, and 2005, the Company had 3,973,499, 3,970,618, and 4,463,003 shares of common stock, respectively, available for granting of future options under the 2000 Stock Option Plan.

At December 31, 2007, options for the purchase of 2,042,911 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,253,458 shares were exercisable at prices ranging from $1.10 to $15.53; 3,973,499 shares of common stock were available for the granting of future options under the May 2000 plan.

On August 1, 2006, we granted 50,000 (55,000 after the 10% stock dividend) shares of restricted stock at $13.02 per share to our new President and Chief Executive Officer, Christopher D. Myers. The fair values of non-vested shares is determined based on the closing trading price of the Company’s stock on the grant date. The stock will vest, in equal installments, over a five-year period. As of December 31, 2007, there were 11,000 shares vested. Compensation cost is recognized over the requisite service period, which is five years, and amounted to $144,000 and $60,000 during the years ended December 31, 2007 and 2006, respectively. Total unrecognized compensation cost related to shares was $512,000 at December 31, 2007.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	2007
		Weighted
	Shares	Average
Nonvested Restricted Shares	(000)	Fair Value

Nonvested at January 1,	55	$13.02
Granted	—	$—
Vested	11	$13.02
Forfeited	—	$—

Nonvested at December 31,	44	$13.02

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2007 and 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

The Company has $115.1 million of trust-preferred securities, which are included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio

As of December 31, 2007:
Total Capital (to Risk- Weighted Assets) Company	$502,770	11.9%	$336,864	≥8.0%		N/A
Bank	$471,762	11.2%	$335,774	≥8.0%	$419,717	≥10.0%
Tier I Capital (to Risk- Weighted Assets) Company	$461,864	11.0%	$168,410	>4.0%		N/A
Bank	$435,857	10.4%	$167,799	>4.0%	$251,698	>6.0%
Tier I Capital (to Average- Assets) Company	$461,864	7.6%	$244,372	>4.0%		N/A
Bank	$435,857	7.1%	$244,520	>4.0%	$305,650	>5.0%
As of December 31, 2006:
Total Capital (to Risk- Weighted Assets) Company	$497,416	13.0%	$305,867	>8.0%		N/A
Bank	$450,402	11.8%	$305,616	≥8.0%	$382,020	≥10.0%
Tier I Capital (to Risk- Weighted Assets) Company	$467,946	12.2%	$152,924	≥4.0%		N/A
Bank	$420,932	11.0%	$152,788	≥4.0%	$229,183	≥6.0%
Tier I Capital (to Average- Assets) Company	$467,946	7.8%	$240,280	≥4.0%		N/A
Bank	$420,932	7.0%	$240,189	≥4.0%	$300,237	≥5.0%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2007, declare and pay additional dividends of approximately $98,606,000.

Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Board (“FRB”). On December 31, 2007, this reserve requirement was approximately $200,000.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

17.	Fair Value Information

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2007 and 2006. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$89,486	$89,486	$146,411	$146,411
Interest-bearing balances due from depository institutions	—	—	—	—
FHLB Stock	79,983	79,983	78,866	78,866
Investment securities available for sale	2,390,566	2,390,566	2,582,902	2,582,902
Loans and lease finance receivables, net	3,462,095	3,489,626	3,042,459	3,041,813
Accrued interest receivable	29,734	29,734	30,225	30,225
Liabilities
Deposits:
Noninterest-bearing	$1,295,959	$1,295,959	$1,363,411	$1,363,411
Interest-bearing	2,068,390	2,068,785	2,043,397	2,041,416
Demand note to U.S. Treasury	540	540	7,245	7,245
Short-term borrowings	1,389,809	1,389,809	1,189,250	1,189,250
Long-term borrowings	950,000	984,145	950,000	947,849
Junior subordinated debentures	115,055	106,385	108,250	132,293
Accrued interest payable	13,312	13,312	16,156	16,156

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

The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Variable rate loans are composed primarily of loans whose interest rates float with changes in the prime interest rate. The carrying amount of variable rate loans, other than such loans on non-accrual status, is considered to be their estimated fair value.

The fair value of fixed rate loans, other than such loans on non-accrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

The fair value of loans on non-accrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2007 and 2006 includes the carrying amount of non-accrual loans at each respective date.

The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2007 or 2006, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

18.	Goodwill and Intangible Assets

In June 2007, the Bank acquired FCB.  At the date of the acquisition, FCB had $190.7 million in total assets, $140.0 million in total loans, and $193.5 million in total deposits. The Company issued 1,605,523 common shares and paid $18.0 million in cash in connection with the purchase of FCB. This transaction gave rise to $7.3 million in amortizable intangibles and $23.6 million in goodwill. The weighted average amortization period for amortizable intangibles was 6 years.

During 2005, the Company acquired GSB and recorded an intangible asset classified as core deposit intangible in the amount of $8.4 million and $12.0 million in goodwill. The weighted average amortization period for amortizable intangibles was 7 years.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(amounts in thousands)

Amortizing intangible assets	$27,095	$(12,484)	$19,636	$(9,515)
Aggregate Amortization Expense:
For year ended December 31,	$2,969		$2,353
Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2008	$3,591
For the year ended 2009	$2,990
For the year ended 2010	$2,936
For the year ended 2011	$2,841
For the year ended 2012	$1,600
Thereafter	$653

At December 31, 2007 the weighted average remaining life of intangible assets is approximately 4.0 years.

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(Amounts in thousands)

Balance as of January 1	$31,531	$32,357
Goodwill acquired during the year	23,636	—
Purchase price adjustment related to acquisition of Granite State Bank	—	(826)

Balance as of December 31	$55,167	$31,531

19.	Business Segments

The Company has identified two principal reportable segments: Business Financial Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers (branches), organized in 5 geographic regions, which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s geographic regions are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

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

The following tables present the operating results and other key financial measures for the individual operating segments for the year ended December 31, 2007, 2006 and 2005:

	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

2007
Interest income, including loan fees	$169,955	$119,544	$51,778	$—	$341,277
Credit for funds provided(1)	64,187	—	9,582	(73,769)	—

Total interest income	234,142	119,544	61,360	(73,769)	341,277

Interest expense	63,120	99,230	17,785	—	180,135
Charge for funds used(1)	14,728	30,468	28,573	(73,769)	—

Total interest expense	77,848	129,698	46,358	(73,769)	180,135

Net interest income	156,294	(10,154)	15,002	—	161,142

Provision for credit losses	—	—	4,000		4,000

Net interest income after provision for credit losses	$156,294	$(10,154)	11,002	$—	$157,142

Non-interest income	18,148	1	13,176	—	31,325
Non-interest expense	44,558	1,148	59,698	—	105,404

Segment pretax profit (loss)	$129,884	$(11,301)	$(35,520)	$—	$83,063

Segment assets as of December 31, 2007	$3,486,922	$2,096,731	$710,310	$—	$6,293,963

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

2006
Interest income, including loan fees	$148,595	$121,438	$46,058	$—	$316,091
Credit for funds provided(1)	71,068	—	6,821	(77,889)	—

Total interest income	219,663	121,438	52,879	(77,889)	316,091

Interest expense	50,762	87,821	8,881	—	147,464
Charge for funds used(1)	7,707	28,018	42,164	(77,889)	—

Total interest expense	58,469	115,839	51,045	(77,889)	147,464

Net interest income	161,194	5,599	1,834	—	168,627

Provision for credit losses	—	—	3,000		3,000

Net interest income after provision for credit losses	$161,194	$5,599	$(1,166)	$—	$165,627

Non-interest income	15,136	1,058	17,064	—	33,258
Non-interest expense	41,258	1,123	53,443	—	95,824

Segment pretax profit (loss)	$135,072	$5,534	$(37,545)	$—	$103,061

Segment assets as of December 31, 2006	$3,354,892	$2,271,341	$466,015	$—	$6,092,248

2005
Interest income, including loan fees	$115,102	$98,524	$33,258	$—	$246,884
Credit for funds provided(1)	42,372	—	2,232	(44,604)	—

Total interest income	157,474	98,524	35,490	(44,604)	246,884

Interest expense	22,041	49,687	5,708	—	77,436
Charge for funds used(1)	4,191	26,059	14,354	(44,604)	—

Total interest expense	26,232	75,746	20,062	(44,604)	77,436

Net interest income	131,242	22,778	15,428	—	169,448

Provision for credit losses	—	—	—		—
Net interest income after provision for credit losses	$131,242	$22,778	$15,428	$—	$169,448
Non-interest income	12,256	2	15,247	—	27,505
Non-interest expense	38,064	3,538	48,451	—	90,053

Segment pretax profit (loss)	$105,434	$19,242	$(17,776)	$—	$106,900

Segment assets as of December 31, 2005	$3,164,269	$1,856,453	$401,561	$—	$5,422,283

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

20.	Condensed Financial Information of Parent Company

CONDENSED

BALANCE SHEETS

	2007	2006
	(Amounts in thousands)

Assets:
Investment in subsidiaries	$510,337	$449,363
Other assets, net	43,234	54,942

Total assets	$553,571	$504,305

Liabilities	$128,623	$116,980
Stockholders’ equity	424,948	387,325

Total liabilities and stockholders’ equity	$553,571	$504,305

CONDENSED

STATEMENTS OF EARNINGS

	2007	2006	2005
	(Amounts in thousands)

Excess in net earnings of subsidiaries	$19,632	$40,903	$38,055
Dividends from the Bank	46,800	34,560	35,150
Other expense, net	(5,848)	(4,883)	(3,015)

Net earnings	$60,584	$70,580	$70,190

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

CONDENSED

STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,584	$70,580	$70,190

Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(66,432)	(75,463)	(73,205)
Other operating activities, net	1,205	(2,182)	(984)

Total adjustments	(65,227)	(77,645)	(74,189)

Net cash used in operating activities	(4,643)	(7,065)	(3,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust III	—	(774)	—
Cash acquired from First Coastal Bancshares	601	—	—
Dividends received from the Bank	46,800	34,560	35,150

Net cash provided by investing activities	47,401	33,786	35,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(28,479)	(27,876)	(27,963)
Proceeds from exercise of stock options	2,082	983	1,789
Tax benefit from exercise of stock options	544	331	—
Repayment of advance from the Bank	—	—	(2,336)
Repurchase of common stock	(33,918)	—	(12,286)
Issuance of junior subordinated debentures	—	25,774	—

Net cash (used in) financing activities	(59,771)	(788)	(40,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,013)	25,933	(9,645)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,959	9,026	18,671

CASH AND CASH EQUIVALENTS, END OF YEAR	17,946	$34,959	$9,026

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2007 — (Continued)

21.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share amounts)

2007
Net interest income	$39,764	$38,282	$41,708	$41,388
Provision for credit losses	—	—	—	4,000
Net earnings	15,142	15,954	16,121	13,367
Basic earnings per common share	0.19	0.18	0.19	0.16
Diluted earning per common share	0.19	0.18	0.19	0.16
2006
Net interest income	$43,854	$43,057	$41,730	$39,986
Provision for credit losses	250	900	1,250	600
Net earnings	18,007	18,608	18,066	15,899
Basic earnings per common share	0.22	0.22	0.21	0.19
Diluted earning per common share	0.21	0.22	0.21	0.19

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVB Financial Corp.:

We have audited the accompanying consolidated balance sheet of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG, LLP
KPMG, LLP

Costa Mesa, California
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CVB Financial Corp.

We have audited the consolidated balance sheet of CVB Financial Corp. and subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, in 2006 and changed its method of accounting for stock-based compensation.

As discussed in Note 1 to the consolidated financial statements, the financial statements have been restated for the correction of an immaterial error related to accrual of FHLB stock dividend income and understated income tax expense.

/s/  McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Pasadena, California
February 28, 2007, except for (the seventh paragraph in) Note 1, as to which the date is February 28, 2008

INDEX TO EXHIBITS

Exhibit
No.

3.1		Articles of Incorporation of the Company, as amended
3.2		Bylaws of Company, as amended(1)
3.3		Certificate of Determination of Participating Preferred Stock of Registrant (See Exhibit 4.2 hereto)
4.1		Form of Registrant’s Common Stock certificate(2)
4.2		Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights(3)
4.3		Certificate of Determination of Participating Preferred Stock of Registrant (See Exhibit 4.2 hereto)
4.4		Form of Rights Certificate (See Exhibit 4.2 hereto)
4.5		Summary of Rights (See Exhibit 4.2 hereto)
10	.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated June 1, 2006†(4)
10	.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006†(4)
10	.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(14)
10.2		Chino Valley Bank Profit Sharing Plan, as amended†(5)
10.3		Form of Indemnification Agreement(6)
10.4		CVB Financial Corp. 1991 Stock Option Plan, as amended†(7)
10.5		CVB Financial Corp. 2000 Stock Option Plan†(8)
10.6		Form 2000 Stock Option Agreement for Employees and Directors†(1)
10.7		CVB Financial Corp. Discretionary Performance Compensation Plan 2007†(9)
10.8		The Executive NonQualified Excess Plansm Plan Document effective February 21, 2009†(14)
10.9		Severance Compensation Agreement for Jay W. Coleman, dated March 15, 2006†(10)
10.10		Severance Compensation Agreement for Edward J. Biebrich dated March 15, 2006†(10)
10.11		Severance Compensation Agreement for Edward J. Mylett, dated March 15, 2006†(10)
10.12		Outside Directors’ Compensation(11)
10.13		Base Salaries for Named Executive Officers of the Registrant(12)
10	.14(a)	Offer letter for Christopher A. Walters, dated June 13, 2007(13)
10	.14(b)	Severance Compensation Agreement for Christopher A. Walters, dated June 27, 2007(13)
12		Statement regarding computation of ratios (included in Form 10-K)
21		Subsidiaries of Company (included in Form 10-K)
23.1		Consent of McGladrey & Pullen, LLP
23.2		Consent of KPMG LLP
31.1		Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensation plan.

*	Except as noted below, Form 8-A12G, Form 8-K and Form 10-K identified in the exhibit index have SEC file number 000-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a) Indenture dated as of December 17,, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).

(b) Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).

(c) Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 26, 2006.

(2)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.

(3)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 22, 2000.

(4)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which is incorporated herein by this reference.

(6)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(7)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 13, 1998, Commission file number 1-10394.

(8)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.

(9)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 24, 2007.

(10)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 21, 2006.

(11)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 14, 2005.

(12)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 3, 2007.

(13)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007.

(14)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.