Form 10-K/A
period 2007-12-31
CVB FINANCIAL CORP
filed 2008-03-06
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from N/A to N/A

Commission file number 1-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
701 N. Haven Avenue, Suite 350 Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)

Registrant’s telephone number, including area code (909) 980-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value	NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	NASDAQ Stock Market, LLC

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $933,180,796.

Number of shares of common stock of the registrant outstanding as of February 15, 2008: 83,164,906.

Documents Incorporated By Reference	Part of

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2007	Part III of Form 10-K

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2007 (the “Original Filing”), is being filed to reflect a change to the cover page to correct the number of shares of CVB Financial Corp. outstanding at February 15, 2008, which was misstated in the Original Filing and to provide a new Exhibit 10.12 reflecting outside directors’ compensation.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to the Index to Financial Statements at page 56 of the Original Filing for a list of financial statements filed as part of the Annual Report on Form 10-K.

Exhibits

See Index to Exhibits of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2008.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
No.

3.1		Articles of Incorporation of the Company, as amended(15)
3.2		Bylaws of Company, as amended(1)
3.3		Certificate of Determination of Participating Preferred Stock of Registrant (See Exhibit 4.2 hereto)
4.1		Form of Registrant’s Common Stock certificate(2)
4.2		Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights(3)
4.3		Certificate of Determination of Participating Preferred Stock of Registrant (See Exhibit 4.2 hereto)
4.4		Form of Rights Certificate (See Exhibit 4.2 hereto)
4.5		Summary of Rights (See Exhibit 4.2 hereto)
10	.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated June 1, 2006†(4)
10	.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006†(4)
10	.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(14)
10.2		Chino Valley Bank Profit Sharing Plan, as amended†(5)
10.3		Form of Indemnification Agreement(6)
10.4		CVB Financial Corp. 1991 Stock Option Plan, as amended†(7)
10.5		CVB Financial Corp. 2000 Stock Option Plan†(8)
10.6		Form 2000 Stock Option Agreement for Employees and Directors†(1)
10.7		CVB Financial Corp. Discretionary Performance Compensation Plan 2007†(9)
10.8		The Executive NonQualified Excess Plansm Plan Document effective February 21, 2009†(14)
10.9		Severance Compensation Agreement for Jay W. Coleman, dated March 15, 2006†(10)
10.10		Severance Compensation Agreement for Edward J. Biebrich dated March 15, 2006†(10)
10.11		Severance Compensation Agreement for Edward J. Mylett, dated March 15, 2006†(10)
10.12		Outside Directors’ Compensation
10.13		Base Salaries for Named Executive Officers of the Registrant(12)
10	.14(a)	Offer letter for Christopher A. Walters, dated June 13, 2007(13)
10	.14(b)	Severance Compensation Agreement for Christopher A. Walters, dated June 27, 2007(13)
12		Statement regarding computation of ratios (included in Form 10-K)(15)
21		Subsidiaries of Company (included in Form 10-K)(15)
23.1		Consent of McGladrey & Pullen, LLP(15)
23.2		Consent of KPMG LLP(15)
31.1		Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
32.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

†	Indicates a management contract or compensation plan.

*	Except as noted below, Form 8-A12G, Form 8-K and Form 10-K identified in the exhibit index have SEC file number 000-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a)	Indenture dated as of December 17,, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).

(b)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).

(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 26, 2006.

(2)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.

(3)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 22, 2000.

(4)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.

(5)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-10394, which is incorporated herein by this reference.

(6)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission file number 1-10394, which is incorporated herein by this reference.

(7)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 13, 1998, Commission file number 1-10394.

(8)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.

(9)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 24, 2007.

(10)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 21, 2006.

(11)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 14, 2005.

(12)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 3, 2007.

(13)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007.

(14)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(15)	Previously filed with our Annual Report on Form 10-K filed with the SEC on February 29, 2008

4