Form 10-Q
period 2008-03-31
CVB FINANCIAL CORP
filed 2008-05-09
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X      Accelerated filer
Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No  X

Number of shares of common stock of the registrant: 83,095,678 outstanding as of May 5, 2008.

CVB FINANCIAL CORP.
2008 QUARTERLY REPORT ON FORM 10-Q

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
SIGNATURES

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$110,102	$89,486
Investment securities available-for-sale	2,546,367	2,390,566
Investment securities held-to-maturity	7,638	—
Interest-bearing balances due from depository institutions	475	475
Investment in stock of Federal Home Loan Bank (FHLB)	85,852	79,983
Loans and lease finance receivables, net	3,392,192	3,495,144
Allowance for credit losses	(34,711)	(33,049)
Total earning assets	5,997,813	5,933,119
Premises and equipment, net	46,585	46,855
Bank owned life insurance	104,499	103,400
Accrued interest receivable	29,452	29,734
Intangibles	13,713	14,611
Goodwill	55,097	55,167
Other assets	17,541	21,591
TOTAL ASSETS	$6,374,802	$6,293,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$1,218,660	$1,295,959
Interest-bearing	2,042,008	2,068,390
Total deposits	3,260,668	3,364,349
Demand Note to U.S. Treasury	3,622	540
Repurchase agreements	616,502	586,309
Short-term borrowings	1,140,851	1,048,500
Long-term borrowings	605,000	705,000
Deferred tax liabilities	14,808	1,307
Accrued interest payable	17,156	13,312
Deferred compensation	8,984	8,166
Junior subordinated debentures	115,055	115,055
Other liabilities	140,367	26,477
TOTAL LIABILITIES	5,923,013	5,869,015

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,095,678 (2008) and 83,164,906 (2007)	353,928	354,249
Retained earnings	75,089	66,569
Accumulated other comprehensive income, net of tax	22,772	4,130
Total stockholders’ equity	451,789	424,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,374,802	$6,293,963

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$54,046	$52,714
Investment securities:
Taxable	20,877	23,093
Tax-preferred	7,188	7,231
Total investment income	28,065	30,324
Dividends from FHLB stock	1,093	1,138
Federal funds sold and Interest bearing deposits with other institutions	15	6
Total interest income	83,219	84,182
Interest expense:
Deposits	12,278	17,158
Short-term borrowings	15,188	10,130
Long-term borrowings	9,764	15,331
Junior subordinated debentures	1,859	1,799
Total interest expense	39,089	44,418
Net interest income before provision for credit losses	44,130	39,764
Provision for credit losses	1,700	—
Net interest income after provision for credit losses	42,430	39,764
Other operating income:
Service charges on deposit accounts	3,745	3,276
Trust and Investment Services	1,913	1,951
Bankcard services	581	602
BOLI income	1,072	896
Other	829	1,173
Total other operating income	8,140	7,898
Other operating expenses:
Salaries and employee benefits	15,543	14,072
Occupancy and Equipment	4,520	4,140
Professional services	1,541	1,103
Amortization of intangibles	898	588
Other	5,897	5,997
Total other operating expenses	28,399	25,900
Earnings before income taxes	22,171	21,762
Income taxes	5,987	6,620
Net earnings	$16,184	$15,142

Comprehensive income	$34,826	$20,573

Basic earnings per common share	$0.19	$0.18

Diluted earnings per common share	$0.19	$0.18

Cash dividends per common share	$0.085	$0.085

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	2	7				7
Repurchase of common stock	(71)	(650)				(650)
Stock-based Compensation Expense		322				322
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.085 per share)			(7,093)			(7,093)
Comprehensive income:
Net earnings			16,184		$16,184	16,184
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				18,642	18,642	18,642
Comprehensive income					$34,826
Balance March 31, 2008	83,096	$353,928	$75,089	$22,772		$451,789

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance January 1, 2007	84,282	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	69	386				386
Repurchase of common stock	(814)	(9,819)				(9,819)
Tax benefit from exercise of stock options		143				143
Stock-based Compensation Expense		292				292
Cash dividends ($0.085 per share)			(7,109)			(7,109)
Comprehensive income:
Net earnings			15,142		$15,142	15,142
Other comprehensive income(loss):
Unrealized gain on securities available-for-sale, net				5,431	5,431	5,431
Comprehensive income					$20,573
Balance March 31, 2007	83,537	$357,084	$42,497	$(7,790)		$391,791

	At March 31,
	2008	2007
Disclosure of reclassification amount
Unrealized gains on securities arising during the period	$32,142	$9,362
Tax expense	(13,500)	(3,931)
Net unrealized gain on securities	$18,642	$5,431

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$82,743	$83,873
Service charges and other fees received	8,127	8,331
Interest paid	(35,245)	(40,710)
Cash paid to vendors and employees	(32,731)	(29,786)
Net cash provided by operating activities	22,894	21,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of MBS	85,161	119,476
Proceeds from repayment of investment securities	590	—
Proceeds from maturity of investment securities	4,240	3,355
Purchases of investment securities available-for-sale	—	(16,073)
Purchases of investment securities held-to-maturity	(7,716)	—
Purchases of MBS	(94,906)	(2,742)
Purchases of FHLB stock	(5,869)	(1,960)
Net decrease/(increase) in loans and lease finance receivables	103,497	(25,947)
Proceeds from sales of premises and equipment	44	37
Purchase of premises and equipment	(1,501)	(2,184)
Purchase of Bank Owned Life Insurance	(28)	—
Net cash provided by investing activities	83,512	73,962
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(51,041)	(22,820)
Net (decrease)/increase in time deposits	(52,640)	5,624
Advances from Federal Home Loan Bank	100,000	600,000
Repayment of advances from Federal Home Loan Bank	(50,000)	(275,000)
Net decrease in borrowings	(54,567)	(529,177)
Net increase in repurchase agreements	30,194	113,672
Cash dividends on common stock	(7,093)	(7,109)
Repurchase of common stock	(650)	(9,819)
Proceeds from exercise of stock options	7	386
Tax benefit related to exercise of stock options	—	143
Net cash used in financing activities	(85,790)	(124,100)
NET DECREASE IN CASH AND CASH EQUIVALENTS	20,616	(28,430)
CASH AND CASH EQUIVALENTS, beginning of period	89,486	146,411
CASH AND CASH EQUIVALENTS, end of period	$110,102	$117,981

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Three Months Ended March 31,
	2008	2007
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$16,184	$15,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/Loss on sale of premises and equipment	31	(7)
Increase in bank owned life insurance	(1,072)	(896)
Net amortization of premiums on investment securities	446	893
Provisions for credit losses	1,700	—
Stock-based compensation	322	292
Depreciation and amortization	2,661	2,123
Change in accrued interest receivable	282	(1,179)
Change in accrued interest payable	3,844	3,708
Change in other assets and liabilities	(1,504)	1,632
Total adjustments	6,710	6,566
NET CASH PROVIDED BY OPERATING ACTIVITIES	$22,894	$21,708

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

Securities purchased and not settled	$119,112	$—
Other Real Estate Owned (OREO)	$1,137	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing and brokers mortgage loans to customers through its Citizens Financial Services Division (formerly known as Golden West Financial Division) and offers trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County. The Bank operates 45 Business Financial Centers with its headquarters located in the city of Ontario.

The Company’s operating business units have been combined into two main segments: Business Financial Centers and Treasury. Business Financial Centers (branches) is comprised of loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

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

Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2008, the Company entered into commitments with certain customers amounting to $866.5 million compared to $747.5 million at December 31, 2007. Letters of credit at March 31, 2008, and December 31, 2007, were $62.2 million and $60.9 million, respectively.

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

Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first three months of 2008, we recorded a provision for credit losses of $1.7 million. The allowance for credit losses was $34.7 million as of March 31, 2008. This represents an increase of $1.7 million when compared with an allowance for credit losses of $33.0 million as of December 31, 2007.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the three months of 2008, the Company recorded an increase of $250,000 in the reserve for undisbursed commitments. As of March 31, 2008, the balance in this reserve was $3.1 million.

A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value. Fair value is usually based on the value of underlying collateral.

At March 31, 2008, the Company had classified as impaired, one loan with a balance of $460,000. This loan was supported by collateral with a fair market value, net of prior liens, of $393,000. The amount of reserve for this loan was $67,000 as of March 31, 2008. At December 31, 2007, the Bank had one impaired loan with a balance of $1.1 million.

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

Other Real Estate Owned — Other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. As of March 31, 2008, we had $1.1 million in Other Real Estate Owned (“OREO”), which comprised of one loan on a foreclosed condominium construction project. A portion of the loan was charged-off in the fourth quarter of 2007. This property is our portion of a participated loan with another financial institution. There was no OREO at December 31, 2007.

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

At March 31, 2008 goodwill was $55.1 million. As of March 31, 2008, intangible assets that continue to be subject to amortization include core deposit premiums of $13.7 million (net of $13.4 million of accumulated amortization). Amortization expense for such intangible assets was $898,000 for the three months ended March 31, 2008. Estimated amortization expense, for the remainder of 2008 is expected to be $2.7 million. Estimated amortization expense, for the succeeding five fiscal years is $3.0 million for year one, $2.9 million for year two, $2.8 million for year three, $1.6 million for year four and $653,000 for year five. The weighted average remaining life of intangible assets is approximately 3.8 years.

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

As of January 1, 2008, the Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The adoption did not have a material effect on the Company’s consolidated financial position or results of operations. The cumulative effect of the adoption was recorded in equity.

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

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Earnings per Common Share — Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at March 31, 2008 was 83,095,678. The table below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Three Months
Ended March 31,

	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
BASIC EPS
Income available to common stockholders	$16,184	83,151	$0.19	$15,142	83,482	$0.18
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	371	—	—	693	—
DILUTED EPS
Income available to common stockholders	$16,184	83,522	$0.19	$15,142	84,175	$0.18

Stock-Based Compensation — At March 31, 2008, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.

Derivative Financial Instruments — The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of March 31, 2008, the Bank entered into one interest-rate swap agreement with a customer and one with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.

The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the market value of the swaps primarily offset each other and therefore do not have a significant impact on the Company’s results of operations.

Each of the swaps mentioned above have a notional amount of $1.4 million. The following tables presents the location of the asset and liability and the amount of gain recognized as of and for the quarter ended March 31, 2008.

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2008		March 31, 2008
	(amounts in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps	Other Assets	$72	Other Liabilities	$72

Total Derivatives		$72		$72

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
the three months ended March 31, 2008
(amounts in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
March 31, 2008
Interest Rate Swaps	Other Income	$ 17
Total		$ 17

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

Recent Accounting Pronouncements — In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the Company’s consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands SFAS No. 131, requiring enhanced disclosures that would enable financial-statement users to understand how and why a company uses derivative instruments and better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods, within those fiscal years, beginning on or after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial position or results of operations.

Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Shareholder Rights Plan — The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At March 31, 2008, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Business Segments — The Company has identified two principal reportable segments: Business Financial Centers and the Treasury Department. The Company’s subsidiary bank has 45 Business Financial Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s geographic regions are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual reportable segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$34,778	$29,171	$19,270	$—	$83,219
Credit for funds provided (1)	12,501	—	1,198	(13,699)	—
Total interest income	47,279	29,171	20,468	(13,699)	83,219

Interest expense	12,323	23,551	3,215	—	39,089
Charge for funds used (1)	4,061	4,161	5,477	(13,699)	—
Total interest expense	16,384	27,712	8,692	(13,699)	39,089
Net interest income	30,895	1,459	11,776	—	44,130

Provision for credit losses	—	—	1,700		1,700
Net interest income after provision for credit losses	$30,895	$1,459	$10,076	$—	$42,430
Non-interest income	4,211	—	3,929	—	8,140
Non-interest expense	12,809	296	15,294	—	28,399

Segment pretax profit (loss)	$22,297	$1,163	($1,289)	$—	$22,171

Segment assets as of March 31, 2008	$3,339,521	$2,312,054	$723,227	$—	$6,374,802

	Three Months Ended March 31, 2007
	Business Financial Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$39,761	$31,483	$12,938	$—	$84,182
Credit for funds provided (1)	15,886	—	3,699	(19,585)	—
Total interest income	55,647	31,483	16,637	(19,585)	84,182

Interest expense	14,784	25,628	4,006	—	44,418
Charge for funds used (1)	3,243	7,918	8,424	(19,585)	—
Total interest expense	18,027	33,546	12,430	(19,585)	44,418

Net interest income	37,620	(2,063)	4,207	—	39,764
Provision for credit losses	—	—	—		—
Net interest income after provision for credit losses	$37,620	($2,063)	$4,207	$—	$39,764

Non-interest income	4,045	—	3,853	—	7,898
Non-interest expense	10,675	254	14,971	—	25,900

Segment pretax profit (loss)	$30,990	($2,317)	($6,911)	$—	$21,762

Segment assets as of March 31, 2007	$3,290,837	$1,997,905	$703,545	$—	$5,992,287

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

Fair Value Information — Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. In accordance with FASB Statement of Position, FSP No. 157-2, the Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities, such as, fixed assets, goodwill, intangibles, and OREO. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows and similar techniques.

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the period.

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Description of Assets
Investment Securities-AFS	$2,546,367	$—	$2,546,367	$—
Interest Rate Swaps	72	—	72	—
Total Assets	$2,546,439	$—	$2,546,439	$—
Description of Liability
Interest Rate Swaps	$72	$—	$72	$—

Investment securities available-for-sale are valued based upon quotes obtained from a reputable third-party pricing service. The service uses evaluated pricing applications and model processes. Market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation.

The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.

There were no valuations categorized as Level 3 fair value measurements as of March 31, 2008. There were no financial assets or liabilities which were fair-valued on a non-recurring basis as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, credit quality, and government regulations. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

Economic conditions in our California service area impact our business. We have seen housing slow down and this has had an impact on us by means of the slower growth in construction loans and the decrease in deposit balances from escrow companies. Unemployment is increasing. Job growth is slowing and the inland empire has been significantly impacted in this downturn thus far. Approximately 22% of the total loan portfolio of $3.4 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Weaknesses in the local economy could adversely affect us through diminished loan demand and credit quality deterioration.

Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value.

Since 2000, we have acquired four banks and a leasing company, and we have opened five de novo branches; Glendale, Bakersfield, Fresno, Madera, and Stockton. In February 2008, we opened our first Commercial Banking Group in Encino, California. This group will operate primarily as a sales office and focus on business clients and their principals, professionals, and high net-worth individuals.

Our net income increased to $16.2 million for the first quarter of 2008 compared with $15.1 million for the first quarter of 2007, an increase of $1.0 million or 6.88%. Diluted earnings per share increased to $0.19 per share for 2008, from $0.18 per share in 2007. The increase of $1.0 million is primarily the result of the decrease in interest expense by $5.3 million offset by increases in other operating expenses of $2.5 million and an increase of $1.7 million in provision for credit losses.

Our growth in loans and investments for the first three months of 2008 compared with the first three months of 2007 has allowed our interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.51% for the three months of 2008.

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

Goodwill and Intangible Assets:    We have acquired entire banks and branches of banks. Those acquisitions accounted for under the purchase method of accounting have given rise to goodwill and intangible assets. We record the assets acquired and liabilities assumed at their fair value. These fair values are determined through the use of internal and external valuation techniques. The purchase price is allocated to assets and liabilities, including identified intangibles. The identified intangibles are amortized over the estimated lives of the assets or liabilities. Any excess purchase price after this allocation results in goodwill. Goodwill is tested on an annual basis for impairment.

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $16.2 million for the three months ended March 31, 2008. This represented an increase of $1.0 million or 6.88%, from net earnings of $15.1 million, for the three months ended March 31, 2007. Basic and diluted earnings per share for the three-month period increased to $0.19 per share for 2008, compared to $0.18 per share for 2007. The annualized return on average assets was 1.05% for the three months ended of 2008 compared to an annualized return on average assets of 1.02% for the three months of 2007. The annualized return on average equity was 14.91% for the three months ended March 31, 2008, compared to an annualized return of 15.43% for the three months ended March 31, 2007.

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

Our net interest income, after the provision for credit losses, totaled $42.4 million for the three months ended March 31, 2008. This represented an increase of $2.7 million, or 6.70%, from net interest income, after provision for credit losses, of $39.8 million for the same period in 2007. The increase in net interest income of $2.7 million resulted from a $5.3 million decrease in interest expense, offset by a $1.0 million decrease in interest income and $1.7 million provision of credit losses recorded in the first three months of 2008.

Interest income totaled $83.2 million for the first three months of 2008. This represented a decrease of $1.0 million, or 1.14%, compared to total interest income of $84.2 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.91% for the three months of 2008 from 6.18% for the same period of 2007, or 27 basis points. Average earning assets increased by $210.9 million, or 3.73%, from $5.65 billion to $5.86 billion.

Interest expense totaled $39.1 million for the first three months of 2008. This represented a decrease of $5.3 million, or 12.00%, from total interest expense of $44.4 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 3.45% for the first three months of 2008 from 4.15% for the same period in 2007, or 70 basis points. The decrease in yields was offset by an increase in average interest-bearing liabilities of $204.3 million, or 4.75%, from $4.30 billion to $4.50 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period ended March 31, 2008 and 2007. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,702,123	$20,877	4.96%	$1,857,223	$23,093	4.97%
Tax preferenced (1)	690,912	7,188	5.85%	655,037	7,231	5.92%
Investment in FHLB stock	84,719	1,093	5.16%	80,039	1,138	5.69%
Federal Funds Sold & Interest Bearing Deposits with other institutions	1,296	15	4.63%	444	6	5.41%
Loans (2) (3)	3,383,772	54,046	6.42%	3,059,186	52,714	6.99%
Total Earning Assets	5,862,822	83,219	5.91%	5,651,929	84,182	6.18%
Total Non Earning Assets	363,691			369,663
Total Assets	$6,226,513			$6,021,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,294,097	$5,805	1.80%	$1,282,875	$7,950	2.51%
Time Deposits	756,531	6,473	3.44%	831,267	9,208	4.49%
Total Deposits	2,050,628	12,278	2.41%	2,114,142	17,158	3.29%
Other Borrowings	2,454,215	26,811	4.32%	2,186,427	27,260	4.99%
Interest Bearing Liabilities	4,504,843	39,089	3.45%	4,300,569	44,418	4.15%
Non-interest bearing deposits	1,225,327			1,283,749
Other Liabilities	59,743			39,264
Stockholders’ Equity	436,600			398,010
Total Liabilities and Stockholders’ Equity	$6,226,513			$6,021,592

Net interest income		$44,130			$39,764

Net interest spread — tax equivalent			2.46%			2.03%
Net interest margin			3.21%			2.98%
Net interest margin — tax equivalent			3.25%			3.02%
Net interest margin excluding loan fees			3.11%			2.90%
Net interest margin excluding loan fees — tax equivalent			3.16%			2.94%

(1)	Non tax equivalent rate was 4.16% for 2008 and 4.43% for 2007.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008, $1,448; 2007, $1,170

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $2.7 million; 2007, $0

(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.25% for the three months of 2008, compared to 3.02% for the three months of 2007. The increase in the net interest margin as compared with the first three months of 2007 is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs.

It is difficult to attribute the net interest margin changes to any one factor. However, the banking and financial services businesses in our market areas are highly competitive. This competition has an influence on the strategies we employ.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.46% for the three months of 2008 and 2.03% for the same period last year. The increase in the net interest spread for the three months ended March 31, 2008 resulted from a 70 basis point decrease in the cost of interest-bearing liabilities, offset by a 27 basis point decrease in the yield on earning assets, thus generating a 43 basis point increase in the net interest spread from the same period last year.

The yield (TE) on earning assets decreased to 5.91% for the three months of 2008, from 6.18% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 57.72% in the three months of 2008 from 54.13% for the same period in 2007. Average investments as a percent of earning assets decreased to 40.82% in the three months of 2008 from 44.45% for the same period in 2007. This is in accordance with our plan to reduce our dependence on the investment portfolio. The yield on loans for the first three months of 2008 decreased to 6.42% as compared to 6.99% for the same period in 2007 as a result of the growth in average loans and the decreasing interest rate environment during that period. The yield (TE) on investments for the first three months of 2008 and 2007 was 5.22%. The decrease in average investment balances, while rates remained unchanged, resulted in a decrease in our interest income.

The cost of average interest-bearing liabilities increased to 3.45% for the first three months of 2008 as compared to 4.15% for the same period in 2007, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities increased to 54.48% during the first three months of 2008 as compared to 50.84% for the same period in 2007. The cost of borrowings for the first three months of 2008 decreased to 4.32% as compared to 4.99% for the same period in 2007, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2008 decreased to 2.41% as compared to 3.29% for the same period in 2007, also reflecting the decrease in interest rates. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts.

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

TABLE 2 —	Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of quarters ended March 31, 2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(2,136)	$(46)	$(34)	$(2,216)
Tax-advantaged securities	569	(114)	(498)	(43)
Fed funds sold & interest-bearing deposits with other institutions	12	(1)	(2)	9
Investment in FHLB stock	67	(106)	(6)	(45)
Loans	5,641	(4,336)	27	1,332
Total interest on earning assets	4,153	(4,603)	(513)	(963)

Interest Expense:
Savings deposits	70	(2,271)	135	(2,066)
Time deposits	(834)	(2,176)	196	(2,814)
Other borrowings	3,378	(3,703)	(124)	(449)
Total interest on interest-bearing liabilities	2,614	(8,150)	207	(5,329)
Net Interest Income	$1,539	$3,547	$(720)	$4,366

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $54.0 million for the first three months of 2008. This represented an increase of $1.3 million, or 2.53%, over interest and fees on loans of $52.7 million for the same period in 2007. The increase in interest and fees on loans for the first three months of 2008 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 5.91% for the first three months of 2008, compared to 6.18% for the same period in 2007. Average loans increased 10.61% from $3.06 billion for the first three months of 2007 to $3.38 billion for the first three months of 2008.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2008 and 2007.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.4 million for the first three months of 2008, as compared to $1.2 million for the same period in 2007, an increase of $278,000 or 23.73%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $29.2 million for the first three months of 2008. This represented a decrease of $2.3 million, or 7.29%, from interest on investments of $31.5 million for the same period in 2007. The decrease in interest on investments for the three months of 2008 from the same period last year was primarily the result of decreases in average balances. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments remained unchanged at 5.22% for the three months of 2008 and 2007.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We made a provision for credit losses of $1.7 million during the first three months of 2008. We did not make a provision for credit losses during the same period in 2007. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of March 31, 2008 and 2007 was 1.02% and 0.89%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $38,000 for the first three months of 2008 and $105,000 during the same period of 2007. See “Risk Management — Credit Risk” herein.

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

Other operating income totaled $8.1 million for the first three months of 2008. This represents an increase of $242,000, or 3.06%, over other operating income of $7.9 million for the same period in 2007. Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.57% for the first three months of 2008, as compared to 16.57% for the same period in 2007.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $28.4 million for the first three months of 2008. This represents an increase of $2.5 million, or 9.64% over other operating expenses of $25.9 million for the same period in 2007. These increases in operating expenses were primarily due to the 4 additional offices acquired through the FCB acquisition in June of 2007, in addition to the overall growth of the Company.

At March 31, 2008, we employed 698 full time equivalent employees, compared to 674 full time equivalent employees at March 31, 2007.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.83% and 1.74% for the first three months of 2008 and 2007, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2008, the efficiency ratio was 56.16%, compared to a ratio of 54.34% for the same period in 2007.

Income Taxes

The Company’s effective tax rate for the three months of 2008 was 27.00%, compared to 30.45% for the same period in 2007. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. In 2008, the percentage of tax-preferenced income to total income increased, resulting in lower tax rate compared to prior year. The majority of tax preferenced income is derived from municipal securities.

RESULTS BY BUSINESS SEGMENTS

We have two reportable business segments, which are Business Financial Centers and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.

Business Financial Centers

Key measures we use to evaluate the Business Financial Center’s performance are included in the following table for the three months ended March 31, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$47,279	$55,647
Interest expense	16,384	18,027
Non-interest income	4,211	4,045
Non-interest expense	12,809	10,675
Segment pretax profit	$22,297	$30,990

Balance Sheet
Average loans	$3,383,772	$3,059,186
Average interest-bearing deposits	$2,050,628	$2,114,142
Yield on loans	6.42%	6.99%
Rate paid on deposits	2.41%	3.29%

For the three months ended March 31, 2008, total interest income decreased $8.4 million or 15.04%. This is due to the decrease in yield on loans of 57 basis points offset by an increase in average loan balances by $324.6 million, or 10.61%. Interest expense decreased $1.6 million or 9.11%. The decrease is due to the decrease in rates paid on deposits by 88 basis points and decrease in average interest-bearing deposits by $63.5 million, or 3.00%.

Non-interest income and non-interest expense increased when compared to the prior period. Non-interest income increased $166,000 or 4.10%. Non-interest expense increased $2.1 million or 19.99%. The increase in non-interest expense is primarily due to increased operating costs as a result of the de novo Business Financial Centers and the centers acquired through the FCB acquisition.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and three months ended March 31, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$29,171	$31,483
Interest expense	27,712	33,546
Non-interest income	—	—
Non-interest expense	296	254
Segment pretax profit (loss)	$1,163	$(2,317)

Balance Sheet
Average investments	$2,479,050	$2,592,743
Average borrowings	$2,454,215	$2,186,427
Yield on investments-TE	5.22%	5.22%
Non-tax equivalent yield	4.16%	4.43%
Rate paid on borrowings	4.32%	4.99%

Interest income for the three months ended March 31, 2008 decreased $2.3 million, or 7.34% over the same period last year. The decrease is primarily due to a decrease in average investment balances of $113.7 million, or 4.39% as compared to the same period last year.

Interest expense decreased $5.8 million or 17.39% for the three months ended March 31, 2008. This is due to the decrease in cost of funds from 4.99% in the first three months of 2007 compared to 4.32% for the same period in 2008, offset by increases in average borrowings.

The result of the decrease in cost of funds increased the net income from the Treasury segment by $3.5 million for the first three months of 2008 to $1.2 million compared to a loss of $2.3 million for the first three months of 2007.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	Three months ended March 31,
	2008	2007
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$20,468	$16,637
Interest expense	8,692	12,430
Net interest income	$11,776	$4,207
Provision for Credit Losses	1,700	—
Non-interest income	3,929	3,853
Non-interest expense	15,294	14,971
Pre-tax loss	$(1,289)	$(6,911)

The Company’s administration and other operating departments reported pre-tax loss of $1.3 million for the first three months of 2008. This represents a decrease of $5.6 million or 81.35%, from a pre-tax loss of $6.9 million for the same period in 2007. The decrease in pre-tax loss is primarily attributed to a decreased interest expense as a result of the decreasing interest rate environment resulting in lower charge for funds used, as well as, the increase in interest income. This was offset by the increase in the provision for credit losses and non-interest expenses.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.37 billion at March 31, 2008. This represented an increase of $80.8 million, or 1.28%, from total assets of $6.29 billion at December 31, 2007. Earning assets totaled $6.00 billion at March 31, 2008. This represented an increase of $64.7 million, or 1.09%, from total earning assets of $5.93 billion at December 31, 2007. Total liabilities were $5.92 billion at March 31, 2008, up $54.0 million, or 0.92%, from total liabilities of $5.87 billion at December 31, 2007. Total equity increased $26.8 million, or 6.32%, to $451.8 million at March 31, 2008, compared with total equity of $424.9 million at December 31, 2007.

Investment Securities

The Company reported total investment securities of $2.55 billion at March 31, 2008. This represented an increase of $163.4 million, or 6.84%, from total investment securities of $2.39 billion at December 31, 2007. Investment securities comprise 42.58% of the Company’s total earning assets at March 31, 2008.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2008, securities held as available-for-sale had a fair market value of $2.55 billion, representing 99.7% of total investment securities, with an amortized cost of $2.51 billion. At March 31, 2008, the net unrealized holding gain on securities available-for-sale was $39.3 million and that resulted in accumulated other comprehensive income of $22.8 million (net of $16.5 million in deferred taxes). At December 31, 2007, the Company reported net unrealized gain on investment securities available-for-sale of $7.1 million and accumulated other comprehensive income of $4.1 million (net of deferred taxes of $3.0 million).

Table 3 sets forth investment securities at March 31, 2008 and December 31, 2007.

	March 31, 2008
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$998	$4	$—	$1,002	0.04%
Government agency & government-sponsored enterprises	49,696	1,282	—	50,978	2.00%
Mortgage-backed securities	1,172,931	12,678	(1,996)	1,183,613	46.48%
CMO’s / REMIC’s	604,284	12,148	(965)	615,467	24.17%
Municipal bonds	679,197	18,133	(2,023)	695,307	27.31%
Total Investment Securities	$2,507,106	$44,245	$(4,984)	$2,546,367	100.00%

	December 31, 2007
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Market Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$992	$6	$—	$998	0.04%
Government agency & government-sponsored enterprises	50,192	698	(55)	50,835	2.13%
Mortgage-backed securities	1,028,272	4,542	(9,753)	1,023,061	42.80%
CMO’s / REMIC’s	620,526	3,154	(874)	622,806	26.05%
Municipal bonds	683,464	12,629	(3,227)	692,866	28.98%
Total Investment Securities	$2,383,446	$21,029	$(13,909)	$2,390,566	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2008 was 4.86% with a weighted-average life of 4.5 years. This compares to a yield of 4.68% at December 31, 2007 with a weighted-average life of 4.7 years and a yield of 4.61% at March 31, 2007 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 66% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “AAA” by either Standard & Poor’s or Moody’s, as of March 31, 2008 and December 31, 2007.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	March 31, 2008
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
U.S. Treasury Obligation	$—	$—	$—	$—	$—	$—
Government agency & government-sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities	111,202	431	220,416	1,565	331,618	1,996
CMO/REMICs	73,646	891	2,577	74	76,223	965
Municipal bonds	67,034	1,225	53,531	798	120,565	2,023
	$251,882	$2,547	$276,524	$2,437	$528,406	$4,984

	December 31, 2007
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
U.S. Treasury & Government Securities	$—	$—	$—	$—	$—	$—
Government agency & government- sponsored enterprises	—	—	10,434	55	10,434	55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227
	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.

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

U.S. Treasury Obligations and Government Agency & Government-Sponsored Enterprises — The U.S. Treasury Obligations and government agency are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At March 31, 2008, there was no unrealized loss greater than 12 months.

Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.6 years. The contractual cash flows of 97.5% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.5% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at March 31, 2008 is $1.6 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $577,000, Freddie Mac with a loss of $989,000 and non-government sponsored enterprises such as financial institutions with a loss of $74,000. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2008.

Municipal Bonds — The municipal bonds in the Bank’s portfolio are all rated AAA and they are insured by the largest bond insurance companies with maturities of approximately 6.7 years. The unrealized loss greater than 12 months on these securities at March 31, 2008 is $798,000. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2008.

We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. While some of our securities are insured by these companies, we feel that there is minimal risk of loss due to the problems these insurers are having. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe there is a loss in any given security.

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

At March 31, 2008 and December 31, 2007, investment securities having an amortized cost of approximately $2.24 billion and $2.29 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

Loans

At March 31, 2008, we reported total loans, net of deferred loan fees, of $3.39 billion. This represents a decrease of $103.0 million, or 2.95%, from total loans, net of deferred loan fees, of $3.50 billion at December 31, 2007. Total loans, net of deferred loan fees, comprise 56.56% of our total earning assets.

	March 31, 2008		December 31, 2007
Commercial and Industrial	$349,099	10.2%	$365,214
Real Estate:
Construction	318,549	9.4%	308,354
Commercial Real Estate	1,859,785	54.6%	1,805,946
SFR Mortgage	356,415	10.5%	365,849
Consumer	57,554	1.7%	58,999
Municipal lease finance receivables	153,270	4.5%	156,646
Auto and equipment leases, net of unearned discount	54,795	1.6%	58,505
Dairy and Livestock	254,156	7.5%	387,488
Gross Loans	3,403,623	100.0%	3,507,001

Less: Deferred net loan fees	(11,431)		(11,857)
Gross loans, net of deferred loan fees	$3,392,192		$3,495,144
Less: Allowance for credit losses	(34,711)		(33,049)
Net Loans	$3,357,481		$3,462,095

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our loans by region.

	March 31, 2008
Loans by County	(amounts in thousands)	Percent
Los Angeles County	$1,140,545	33.5%
Inland Empire	748,804	22.0%
Central Valley	518,932	15.2%
Orange County	518,540	15.2%
Other Areas	476,802	14.1%
	$3,403,623	100.0%

Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value of 65-70%. This table breaks down our real estate portfolio, with the exception of construction loans.

	March 31, 2008
Real Estate Loans	(amounts in thousands)	Percent
Single Family-Direct	$55,688	2.5%
Single Family-Mortgage Pools	300,727	13.6%
Multifamily	124,275	5.6%
Industrial	637,246	28.8%
Office	505,687	22.8%
Retail	200,979	9.1%
Other	391,598	17.6%
	$2,216,200	100.0%

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $55.7 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $300.7 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans.

As of March 31, 2008, the Company had $318.5 million in construction loans. This represents 9.4% of total loans outstanding of $3.4 billion. Of this $318.5 million in construction loans, approximately 45%, or $142.4 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $176.1 million, were related to commercial construction, which have continued to perform well. All of our construction loans are located throughout our marketplace as can be seen in the following table.

	March 31, 2008 (amounts in thousands)
Construction Loans	SFR & Multifamily		Commercial
Inland Empire	$29,124	20.4%	$71,984	40.9%
Orange County	13,072	9.2%	15,710	8.9%
Los Angeles County	32,947	23.1%	38,418	21.8%
Central Valley	26,397	18.5%	48,918	27.8%
San Diego County	40,888	28.8%	—	—
Ventura County	—	—	1,090	0.6%
	$142,428	100.0%	$176,120	100.0%

Of the total SFR and multifamily loans, $27.0 million are for multifamily and the remainder represents single-family loans.

We continue to monitor our construction loans. While the interest reserves on some of the loans are depleted, our borrowers continue to have the financial strength to make payments in accordance with loan terms. As of March 31, 2008, the only non-performing construction loan is $1.5 million, which represents one non-accrual loan.

Non-performing Assets

We had non-performing assets of $3.8 million at March 31, 2008. Non-performing assets represent 0.11% of total loans and OREO and 0.06% of total assets at March 31, 2008. We had non-performing assets of $1.4 million at December 31, 2007. Non-performing assets include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing interest, and restructured loans. We had one loan with a balance of $460,000 classified as impaired at March 31, 2008. At December 31, 2007, we had one impaired loan with a balance of $1.1 million. Impaired loans measured 0.01% of gross loans as of March 31, 2008.

	March 31,	December 31,
	2008	2007
	(amounts in thousands)
Non-accrual loans	$2,707	$1,435
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	1,137	—
Total nonperforming assets	$3,844	$1,435
Percentage of nonperforming assets to total loans outstanding & OREO	0.11%	0.04%
Percentage of nonperforming assets to total assets	0.06%	0.02%

At March 31, 2008, we held $1.1 million as OREO, which comprised of one loan on a foreclosed condominium construction project. A portion of the loan was charged-off in the fourth quarter of 2007. This property is our portion of a participated loan with another financial institution. We have been actively seeking offers on this property. To date, we have received several offers and we are currently negotiating the sale of the property. At the offered amount, we should be able to eliminate our OREO and recognize a slight recovery on the amount previously charged-off. There was no OREO at December 31, 2007.

It is well known that the economy is slowing and economists argue whether or not we are in a recession. The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of March 31, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At March 31, 2008, total deposits were $3.26 billion, representing a decrease of $103.7 million, or 3.08%, from total deposits of $3.36 billion at December 31, 2007. Average total deposits for the three months of 2008 were $3.28 billion. The comparison of average balances for the three months of 2008 has historically been more representative of our Company’s growth in deposits as it excludes the historical seasonal peak in deposits at year-end. The composition of deposits is as follows:

	March 31, 2008		December 31, 2007
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,218,660	37.4%	$1,295,959	38.5%
Interest bearing deposits
Savings Deposits	1,304,293	40.0%	1,278,035	38.0%
Time deposits	737,715	22.6%	790,355	23.5%
Total deposits	$3,260,668	100.0%	$3,364,349	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.22 billion at March 31, 2008, representing a decrease of $77.3 million, or 5.96%, from total demand deposits of $1.30 billion at December 31, 2007. Non-interest-bearing demand deposits represented 37.4% of total deposits as of March 31, 2008 and 38.5% of total deposits as of December 31, 2007.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.30 billion at March 31, 2008, representing an increase of $26.3 million, or 2.05%, over savings deposits of $1.28 billion at December 31, 2007.

Time deposits totaled $737.7 million at March 31, 2008. This represented a decrease of $52.6 million, or 6.66%, from total time deposits of $790.4 million at December 31, 2007.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 41.66% as of March 31, 2008, as compared to 41.02% as of December 31, 2007.

During 2008 and 2007, we entered into short-term borrowing agreements (borrowings with maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.14 billion and $1.05 billion under these agreements at March 31, 2008 and December 31, 2007, respectively. The weighted average annual interest rate was 4.08% and 4.48% at March 31, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of March 31, 2008 and December 31, 2007, total customer repurchases were $366.5 million and $336.3 million, respectively, with weighted average annual interest rates of 1.96% and 3.51%. As of March 31, 2008 and December 31, 2007, total funds borrowed under these agreements were $616.5 million and $586.3 million, respectively.

We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $600.0 million and $700.0 million under these agreements at March 31, 2008 and December 31, 2007, respectively. The weighted average annual interest rate was 4.46% and 4.88% at March 31, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities of the Bank as collateral for these borrowings.

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 1 — Financial Statements. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2008 and December 31, 2007 the amounts held by the Bank in the TT&L Note Option Program were $3.6 million and $540,000, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 50 and 86 basis points less than the average weekly federal funds rate, which was 3.40% and 5.03% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, borrowed funds totaled $2.37 billion, representing an increase of $25.6 million, or 1.09%, over total borrowed funds of $2.34 billion at December 31, 2007.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of March 31, 2008:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Deposits	$3,260,668	$3,241,490	$15,775	$561	$2,842
FHLB and Other Borrowings	2,365,975	1,510,975	500,000	250,000	105,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,413	708	1,408	1,334	4,963
Operating Leases	24,535	5,170	7,395	5,128	6,842
Total	$5,774,646	$4,758,343	$524,578	$257,023	$234,702

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.

FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements and TT&L.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I and II, which mature in 2033 and become callable in whole or in part in 2008. CVB Statutory Trust III which matures in 2036 and becomes callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and becomes callable in 2008.

Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.

Operating leases represent the total minimum lease payments under noncancelable operating leases.

Off-Balance Sheet Arrangements

At March 31, 2008, we had commitments to extend credit of approximately $866.5 million and obligations under letters of credit of $62.2 million and available lines of credit totaling $641.7 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $3.1 million as of March 31, 2008 and $2.9 million as of December 31, 2007.

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

The following table summarizes the off-balance sheet arrangements at March 31, 2008:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
2008	(Amounts in thousands)
Commitment to extend credit	866,546	276,382	59,963	63,306	466,895
Obligations under letters of credit	62,152	51,427	10,725	—	—
Total	$928,698	$327,809	$70,688	$63,306	$466,895

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2008, the Bank’s loan to deposit ratio averaged 103.29%, compared to an average ratio of 90.03% for the same period in 2007. The slowdown in deposit growth has caused this ratio to increase.

CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2008, approximately $104.2 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $22.9 million for the three months of 2008, compared to $21.7 million for the same period last year.

Net cash provided by investing activities totaled $83.5 million for the first three months of 2008, compared to $74.0 million for the same period in 2007. The increase in cash received was primarily the result of the decrease in loans and lease receivables during the first quarter of 2008.

Net cash used by financing activities totaled $85.8 million for the first three months of 2008, compared to $124.1 million for the same period last year.

At March 31, 2008, cash and cash equivalents totaled $110.1 million. This represented a decrease of $7.9 million, or 6.68%, from a total of $118.0 million at March 31, 2007 and an increase of $20.6 million, or 23.04%, from a total of $89.5 million at December 31, 2007.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At March 31, 2008, the Bank and the Company exceeded the minimum risk-based capital ratio and leverage ratio required to be considered “Well Capitalized”.

The Company’s equity capital was $451.8 million at March 31, 2008. This represented an increase of $26.8 million or 6.32% from equity capital of $424.9 million at December 31, 2007. The increase was due primarily to the net earnings for the first three months of 2008 in the amount of $16.2 million and the increase in net unrealized gain on securities available-for-sale of $18.6 million. This increase was partially offset by the payment of dividends in the amount of $7.1 million and repurchase of common shares in the amount of $650,000. The Company’s 2007 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2008, and December 31, 2007.

		March 31, 2008		December 31, 2007
Capital Ratios	Required Minimum Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.38%	10.98%	10.97%	10.39%
Total	8.00%	12.41%	11.89%	11.94%	11.24%
Leverage ratio	4.00%	7.66%	7.40%	7.56%	7.13%

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

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be adequate to provide for estimated probable losses inherent in the existing portfolio.

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

The Bank obtains an independent credit review by engaging an outside party to review our loans. This will be performed quarterly in 2008. The purpose of this review is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.

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

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We recorded a $1.7 million provision for credit losses during the first three months of 2008. There was no provision for credit losses during the first three months of 2007.

At March 31, 2008, we reported an allowance for credit losses of $34.7 million. This represented an increase of $1.7 million, or 5.03%, over the allowance for credit losses of $33.0 million at December 31, 2007. The increase is due to the $1.7 million provision for credit losses.

At March 31, 2008 and December 31, 2007, we had loans classified as impaired of $460,000 and $1.1 million, respectively. There were no loans classified as impaired at March 31, 2007.

Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing, and restructured loans. We had non-accruals loans of $2.7 million at March 31, 2008 and $1.4 million at December 31, 2007. There were no non-accrual loans at March 31, 2007.

TABLE 7 — Summary of Credit Loss Experience

	Three months ended March 31,
	2008	2007
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,392,192	$3,096,609
Average Total Loans Outstanding (1)	$3,383,772	$3,059,186
Allowance for Credit Losses:
Beginning of Period	$33,049	$27,737
Loans Charged-Off:
Real Estate Loans	—	—
Commercial and Industrial	62	41
Lease Financing Receivables	65	58
Consumer Loans	119	30
Total Loans Charged-Off	246	129

Recoveries:
Real Estate Loans	191	—
Commercial and Industrial	2	17
Lease Financing Receivables	10	—
Consumer Loans	5	7
Total Loans Recovered	208	24

Net Loans Charged-Off	38	105
Provision Charged to Operating Expense	1,700	—
Allowance for Credit Losses at End of period	$34,711	$27,632

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	0.00%	0.00%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.00%	0.00%
Allowance for Credit Losses to Average Total Loans	1.03%	0.90%
Allowance for Credit Losses to Total Loans at End of Period	1.02%	0.89%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	0.11%	0.38%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	2.24%	—

While we believe that the allowance at March 31, 2008, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

Approximately $1.8 billion, or 70.65%, of the total investment portfolio at March 31, 2008 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2008:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(3.88%	)
– 200 basis points	1.72%

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

Not Applicable

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2007, during the three months ended March 31, 2008. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a monthly summary of our repurchases of common stock for the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/08–1/31/08	—	—	—	—
2/1/08–2/28/08	—	—	—	—
3/1/08–3/31/08	70,728	$9.13	70,728	4,609,518
Total	70,728	$9.13	70,728	4,609,518

On August 15, 2007, our Board of Directors approved a new program to repurchase up to 5,000,000 shares of our common stock. This program was combined with the 55,389 shares remaining from our previous stock repurchase program, approved in February 2007. Accordingly, commencing as of August 15, 2007, we have the authority to repurchase up to 5,055,389 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program. As of March 31, 2008, 4,609,518 shares are available to be repurchased in the future under this repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1	Consulting Agreement by and between D. Linn Wiley and Citizens Business Bank, dated April 16, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 18, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)

Date: May 9, 2008	/s/ Edward J. Biebrich Jr. Edward J. Biebrich Jr. Chief Financial Officer