Form 10-Q
period 2008-06-30
CVB FINANCIAL CORP
filed 2008-08-07
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
Number of shares of common stock of the registrant: 83,252,010 outstanding as of August 5, 2008.

CVB FINANCIAL CORP.
2008 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

CRITICAL ACCOUNTING POLICIES

ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS BY BUSINESS SEGMENTS

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
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$110,966	$89,486

Investment securities available-for-sale	2,490,677	2,390,566
Investment securities held-to-maturity	7,380	—
Interest-bearing balances due from depository institutions	475	475
Investment in stock of Federal Home Loan Bank (FHLB)	90,987	79,983
Loans and lease finance receivables, net	3,516,243	3,495,144
Allowance for credit losses	(37,310)	(33,049)

Total earning assets	6,068,452	5,933,119
Premises and equipment, net	45,206	46,855
Bank owned life insurance	105,644	103,400
Accrued interest receivable	28,650	29,734
Deferred tax asset	5,981	—
Intangibles	12,815	14,611
Goodwill	55,097	55,167
Other assets	21,035	21,591

TOTAL ASSETS	$6,453,846	$6,293,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,281,838	$1,295,959
Interest-bearing	1,931,795	2,068,390

Total deposits	3,213,633	3,364,349
Demand Note to U.S. Treasury	77	540
Repurchase agreements	650,306	586,309
Short-term borrowings	1,189,850	1,048,500
Long-term borrowings	805,000	705,000
Deferred tax liabilities	—	1,307
Accrued interest payable	11,897	13,312
Deferred compensation	8,658	8,166
Junior subordinated debentures	115,055	115,055
Other liabilities	25,176	26,477

TOTAL LIABILITIES	6,019,652	5,869,015

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,221,358 (2008) and 83,164,906 (2007)	354,729	354,249
Retained earnings	85,183	66,569
Accumulated other comprehensive (loss)/income, net of tax	(5,718)	4,130

Total stockholders’ equity	434,194	424,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,453,846	$6,293,963

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$52,211	$53,726	$106,257	$106,440
Investment securities:
Taxable	22,430	21,717	43,306	44,810
Tax-preferred	7,111	7,305	14,299	14,536

Total investment income	29,541	29,022	57,605	59,346
Dividends from FHLB stock	1,205	967	2,299	2,105
Federal funds sold and Interest bearing deposits with other institutions	12	14	27	20

Total interest income	82,969	83,729	166,188	167,911
Interest expense:
Deposits	8,537	17,928	20,816	35,086
Short-term borrowings	13,210	6,490	28,398	16,619
Long-term borrowings	11,025	19,252	20,789	34,584
Junior subordinated debentures	1,714	1,776	3,573	3,575

Total interest expense	34,486	45,446	73,576	89,864

Net interest income before provision for credit losses	48,483	38,283	92,612	78,047
Provision for credit losses	3,000	—	4,700	—

Net interest income after provision for credit losses	45,483	38,283	87,912	78,047

Other operating income:
Service charges on deposit accounts	3,807	3,211	7,552	6,487
Trust and Investment Services	1,975	1,747	3,888	3,698
Bankcard services	618	639	1,199	1,241
BOLI income	1,146	1,019	2,218	1,915
Other	1,156	980	1,986	2,153

Total other operating income	8,702	7,596	16,843	15,494

Other operating expenses:
Salaries and employee benefits	15,501	13,583	31,044	27,655
Occupancy and Equipment	5,099	4,160	9,619	8,300
Professional services	1,874	1,587	3,415	2,691
Amortization of intangibles	898	588	1,796	1,177
Other	7,006	4,927	12,903	10,922

Total other operating expenses	30,378	24,845	58,777	50,745

Earnings before income taxes	23,807	21,034	45,978	42,796
Income taxes	6,655	5,080	12,642	11,700

Net earnings	$17,152	$15,954	$33,336	$31,096

Comprehensive (loss)/income	$(11,338)	$(1,589)	$23,488	$18,984

Basic earnings per common share	$0.21	$0.19	$0.40	$0.37

Diluted earnings per common share	$0.21	$0.19	$0.40	$0.37

Cash dividends per common share	$0.085	$0.085	$0.17	$0.17

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total
Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	127	328				328
Repurchase of common stock	(71)	(650)				(650)
Tax benefit from exercise of stock options		101				101
Stock-based Compensation Expense		701				701
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.17 per share)			(14,151)			(14,151)
Comprehensive income:
Net earnings			33,336		$33,336	33,336
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(9,848)	(9,848)	(9,848)

Comprehensive income					$23,488

Balance June 30, 2008	83,221	$354,729	$85,183	$(5,718)		$434,194

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Loss	Income	Total
Balance January 1, 2007	84,282	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	70	394				394
Repurchase of common stock	(1,354)	(16,330)				(16,330)
Shares issued for the acquisition of First Coastal Bank	1,606	18,046				18,046
Tax benefit from exercise of stock options		143				143
Stock-based Compensation Expense		655				655
Cash dividends ($0.17 per share)			(14,333)			(14,333)
Comprehensive income:
Net earnings			31,096		$31,096	31,096
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(12,112)	(12,112)	(12,112)

Comprehensive income					$18,984

Balance June 30, 2007	84,604	$368,990	$51,227	$(25,333)		$394,884

	At June 30,
	2008	2007
Disclosure of reclassification amount
Unrealized losses on securities arising during the period	$(16,980)	$(20,882)
Tax benefit	7,132	8,770

Net unrealized loss on securities	$(9,848)	$(12,112)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) Dollar amounts in thousands
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$165,547	$170,063
Service charges and other fees received	16,834	15,955
Interest paid	(74,990)	(90,395)
Cash paid to vendors and employees	(59,221)	(58,878)
Income taxes paid	(8,846)	(2,450)

Net cash provided by operating activities	39,324	34,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of MBS	182,420	242,393
Proceeds from repayment of Fed Funds Sold	—	52,000
Proceeds from maturity of investment securities	21,320	11,455
Purchases of investment securities available-for-sale	—	(34,360)
Purchases of investment securities held-to-maturity	(7,712)	—
Purchases of MBS	(320,402)	(8,826)
Purchases of FHLB stock	(11,944)	(2,927)
Net decrease in loans and lease finance receivables	(19,196)	(93,243)
Proceeds from sales of premises and equipment	67	90
Purchase of premises and equipment	(2,165)	(3,590)
Cash paid for purchase of First Coastal Bancshares, net of cash acquired	—	(743)
Purchase of Bank Owned Life Insurance	(28)	—

Net cash (used in)/provided by investing activities	(157,640)	162,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(83,903)	(130,071)
Net (decrease)/increase in time deposits	(66,813)	38,207
Advances from Federal Home Loan Bank	300,000	600,000
Repayment of advances from Federal Home Loan Bank	(50,000)	(360,000)
Net decrease in other borrowings	(9,113)	(481,391)
Net increase in repurchase agreements	63,997	163,125
Cash dividends on common stock	(14,151)	(14,333)
Repurchase of common stock	(650)	(16,330)
Proceeds from exercise of stock options	328	394
Tax benefit related to exercise of stock options	101	143

Net cash provided by/(used in) financing activities	139,796	(200,256)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	21,480	(3,712)
CASH AND CASH EQUIVALENTS, beginning of period	89,486	146,411

CASH AND CASH EQUIVALENTS, end of period	$110,966	$142,699

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2008	2007
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$33,336	$31,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/Loss on sale of premises and equipment	46	(3)
Increase in bank owned life insurance	(2,218)	(1,915)
Net amortization of premiums on investment securities	845	1,627
Provisions for credit losses	4,700	—
Stock-based compensation	701	655
Depreciation and amortization	5,568	4,286
Decrease in accrued interest receivable	1,084	185
Decrease in accrued interest payable	(1,415)	(531)
Change in other assets and liabilities	(3,323)	(1,105)

Total adjustments	5,988	3,199

NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,324	$34,295

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Other Real Estate Owned (OREO)	$1,137	$—

Purchase of First Coastal Bancshares:
Assets acquired	$—	$194,304
Goodwill & Intangibles	—	28,826
Liabilities assumed	—	(204,341)
Stock issued	—	(18,046)

Purchase price of acquisition, net of cash received	$—	$743

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing and brokers mortgage loans to customers through its Citizens Financial Services Division (formerly known as Golden West Financial Division) and offers trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County. The Bank operates 44 Business Financial Centers and three Commercial Banking Groups with its headquarters located in the city of Ontario.
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
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2008, the Company entered into commitments with certain customers amounting to $797.4 million compared to $747.5 million at December 31, 2007. Letters of credit at June 30, 2008, and December 31, 2007, were $64.3 million and $60.9 million, respectively.
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
     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first six months of 2008, we recorded a provision for credit losses of $4.7 million. The allowance for credit losses was $37.3 million as of June 30, 2008. This represents an increase of $4.3 million when compared with an allowance for credit losses of $33.0 million as of December 31, 2007.

     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the six months of 2008, the Company recorded an increase of $1.3 million in the reserve for undisbursed commitments. As of June 30, 2008, the balance in this reserve was $4.1 million.
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
     At June 30, 2008, the Company had classified as impaired, four loans with a balance of $4.2 million. The loans are supported by collateral with a fair value less selling costs, net of prior liens, of $2.3 million. The amount of specific reserve for these loans was $1.9 million as of June 30, 2008. Of the four loans, one loan represents $3.1 million of the total impaired loan balance. At December 31, 2007, the Bank had one impaired loan with a balance of $1.1 million.
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
     Other Real Estate Owned - Other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. As of June 30, 2008, we had $1.1 million in Other Real Estate Owned (“OREO”), which represents one foreclosed condominium construction project. A majority of the loan was charged-off in the fourth quarter of 2007. The subject loan was participated with another financial institution and the resulting OREO asset is owned jointly with that financial institution. There was no OREO at December 31, 2007.
     Business Combinations and Intangible Assets - The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment. The Company has not yet completed its annual impairment test as of July 1, 2008, but does not expect to record any impairment of goodwill.
     At June 30, 2008 goodwill was $55.1 million. As of June 30, 2008, intangible assets that continue to be subject to amortization include core deposit premiums of $12.8 million (net of $14.3 million of accumulated amortization). Amortization expense for such intangible assets was

$1.8 million for the six months ended June 30, 2008. Estimated amortization expense, for the remainder of 2008 is expected to be $1.8 million. Estimated amortization expense, for the succeeding five fiscal years is $3.0 million for year one, $2.9 million for year two, $2.8 million for year three, $1.6 million for year four and $653,000 for year five. The weighted average remaining life of intangible assets is approximately 3.5 years.
     Bank Owned Life Insurance - The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.
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
     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.
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
     Earnings per Common Share - Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2008 was 83,221,358. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Six Months
Ended June 30,

	2008			2007
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$33,336	83,128	$0.40	$31,096	83,692	$0.37
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	328	—	—	521	—

DILUTED EPS
Income available to common stockholders	$33,336	83,456	$0.40	$31,096	84,213	$0.37

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Three Months
Ended June 30,

	2008			2007
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$17,152	83,105	$0.21	$15,954	83,490	$0.19
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	373	—	—	654	—

DILUTED EPS
Income available to common stockholders	$17,152	83,478	$0.21	$15,954	84,144	$0.19

     Stock-Based Compensation - At June 30, 2008, the Company has three stock-based employee compensation plans, two of which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
     At the annual shareholders meeting in May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made.
     There were 371,500 options and 66,500 restricted stock awards granted under the new plan in June 2008. The options and stock awards will vest, in equal installments, over a five-year period. The options and restricted stock awards were issued at the stock price on the date of grant at $9.46. The fair value of each stock option granted was estimated on the date of grant using the following weighted-average assumptions:

	2008
Dividend Yield		3.5%
Volatility		41.0%
Risk-free interest rate		3.6%
Expected life	7.5	years
Fair Value		$3.07
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
     Option activity under the Company’s stock compensation plans as of June 30, 2008 and changes for the six months ended June 30, 2008 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2008	2,040	$10.66
Granted	377	$9.46
Exercised	(61)	$5.41
Forfeited or expired	(31)	$14.55

Outstanding at June 30, 2008	2,325	$10.55	6.10	$2,148

Vested or expected to vest at June 30, 2008	1,377	$9.71	4.41	$2,137

Exercisable at June 30, 2008	1,384	$9.71	4.41	$2,148

     As of June 30, 2008, there was $3.3 million of total unrecognized compensation costs related to non-vested options granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The expense recognized for stock options was $339,000 and $625,000 for the three and six months ended June 30, 2008.
     A summary of the activity of the Company’s non-vested restricted shares as of June 30, 2008 and changes during the six months ended June 30, 2008, is presented below:

	2008
		Weighted
	Shares	Average
Nonvested Restricted Shares	(000)	Fair Value
Nonvested at January 1,	44	$13.02
Granted	67	$9.46
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30,	111	$10.88

     As of June 30, 2008, there was $625,000 of total unrecognized compensation costs related to non-vested shares granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 5.0 years. The expense recognized for restricted stock was $40,000 and $76,000 for the three and six months ended June 30, 2008.
     Derivative Financial Instruments - The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.

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
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of June 30, 2008, the Bank entered into eleven interest-rate swap agreement with a customer and eleven with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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
     As of June 30, 2008, the total notional amount of the Bank’s swaps with customers was $30.1 million and the notional amount of the Bank’s swaps with the counterparty bank was $30.1 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the quarter ended June 30, 2008.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	June 30, 2008		June 30, 2008
	(amounts in thousands)

	Balance Sheet		Balance Sheet
Derivatives Not Designated as Hedging Instruments	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$150	Other Liabilities	$150

Total Derivatives		$150		$150

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
the six months ended June 30, 2008
(amounts in thousands)

		Amount of Gain
Derivatives Not Designated as	Location of Gain Recognized in	Recognized in Income
Hedging Instruments	Income on Derivative	on Derivative
		June 30, 2008
Interest Rate Swaps	Other Income	$298

Total		$298

     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.

     CitizensTrust - This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $2.5 billion in assets under administration and $807 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
     Recent Accounting Pronouncements - In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the Company’s consolidated financial position or results of operations.
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
     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At June 30, 2008, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
     Business Segments - The Company has identified two principal reportable segments: Business Financial Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s geographic regions are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending and leasing, centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.
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

     The following tables present the operating results and other key financial measures for the individual reportable segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	Business
	Financial
	Centers	Treasury		Other	Eliminations	Total
Interest income, including loan fees	$41,381		$30,754	$10,834	$—	$82,969
Credit for funds provided (1)	8,417		—	765	(9,182)	—

Total interest income	49,798		30,754	11,599	(9,182)	82,969

Interest expense	8,344		23,305	2,837	—	34,486
Charge for funds used (1)	4,098		1,579	3,505	(9,182)	—

Total interest expense	12,442		24,884	6,342	(9,182)	34,486

Net interest income	37,356		5,870	5,257	—	48,483

Provision for credit losses	—		—	3,000	—	3,000

Net interest income after provision for credit losses	$37,356		$5,870	$2,257	$—	$45,483

Non-interest income	5,717		6	2,979	—	8,702
Non-interest expense	12,012		312	18,054	—	30,378

Segment pretax profit (loss)	$31,061		$5,564	$(12,818)	$—	$23,807

	Three Months Ended June 30, 2007
	Business
	Financial
	Centers	Treasury		Other	Eliminations	Total
Interest income, including loan fees	$42,068		$30,020	$11,641	$—	$83,729
Credit for funds provided (1)	15,100		—	3,413	(18,513)	—

Total interest income	57,168		30,020	15,054	(18,513)	83,729

Interest expense	15,846		24,996	4,604	—	45,446
Charge for funds used (1)	3,572		7,915	7,026	(18,513)	—

Total interest expense	19,418		32,911	11,630	(18,513)	45,446

Net interest income	37,750		(2,891)	3,424	—	38,283

Provision for credit losses	—		—	—	—	—

Net interest income after provision for credit losses	$37,750	$	(2,891)	$3,424	$—	$38,283

Non-interest income	4,913		—	2,683	—	7,596
Non-interest expense	10,505		291	14,049	—	24,845

Segment pretax profit (loss)	$32,158	$	(3,182)	$ (7,942)	$—	$21,034

	Six Months Ended June 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$83,160	$59,925	$23,103	$—	$166,188
Credit for funds provided (1)	20,918	—	1,963	(22,881)	—

Total interest income	104,078	59,925	25,066	(22,881)	166,188

Interest expense	20,355	46,856	6,365	—	73,576
Charge for funds used (1)	8,159	5,740	8,982	(22,881)	—

Total interest expense	28,514	52,596	15,347	(22,881)	73,576

Net interest income	75,564	7,329	9,719	—	92,612

Provision for credit losses	—	—	4,700		4,700

Net interest income after provision for credit losses	$75,564	$7,329	$5,019	$—	$87,912

Non-interest income	10,597	6	6,240	—	16,843
Non-interest expense	23,962	608	34,207	—	58,777

Segment pretax profit (loss)	$62,199	$6,727	$(22,948)	$—	$45,978

Segment assets as of June 30, 2008	$3,363,086	$2,446,755	$644,005	$—	$6,453,846

	Six Months Ended June 30, 2007
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$81,829	$61,503	$24,579	$—	$167,911
Credit for funds provided (1)	30,986	—	7,112	(38,098)	—

Total interest income	112,815	61,503	31,691	(38,098)	167,911

Interest expense	30,630	50,624	8,610	—	89,864
Charge for funds used (1)	6,815	15,833	15,450	(38,098)	—

Total interest expense	37,445	66,457	24,060	(38,098)	89,864

Net interest income	75,370	(4,954)	7,631	—	78,047

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	$75,370	$(4,954)	$7,631	$—	$78,047

Non-interest income	8,958	—	6,536	—	15,494
Non-interest expense	21,180	545	29,020	—	50,745

Segment pretax profit (loss)	$63,148	$(5,499)	$(14,853)	$—	$42,796

Segment assets as of June 30, 2007	$3,390,132	$1,958,761	$787,181	$—	$6,136,074

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
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
     The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are performed on a recurring basis, while others, such as impaired loans, impairment of goodwill and other intangibles, are performed on a nonrecurring basis.
Assets & Liabilities Measured at Fair Value on a Reccuring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Investment Securities-AFS	$2,490,677	$—	$2,490,677	$—
Interest Rate Swaps	150	—	150	—

Total Assets	$2,490,827	$—	$2,490,827	$—

Description of Liability

Interest Rate Swaps	$150	$—	$150	$—

Assets & Liabilities Measured at Fair Value on a Non-Reccuring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Impaired Loans	$2,266	$—	$2,266	$—

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
     In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Accordingly, impaired loans fall within Level 2 of the fair value hierarchy. As of June 30, 2008, impaired loans totaled $4.2 million, with a specific reserve of $1.9 million, resulting in a carrying value of $2.3 million.
     There were no valuations categorized as Level 3 fair value measurements as of June 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, ability of borrowers to perform under the terms of their loans, credit quality, and government regulations. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market and this has had an impact on us by means of the slower growth in construction loans and the decrease in deposit balances from escrow companies. Unemployment is increasing. Job growth is slowing and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions continue to deteriorate. Approximately 23% of our total loan portfolio of $3.5 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Weaknesses in the local economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.

     Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened five de novo branches: Glendale, Bakersfield, Fresno, Madera, and Stockton. In February 2008, we opened our first Commercial Banking Group in Encino, California. In May 2008, we opened two additional Commercial Banking Groups, one for the Inland Empire region and one for Orange County. These groups will operate primarily as a sales office and focus on business clients and their principals, professionals, and high net-worth individuals.
     Our net income increased to $33.3 million for the first six months of 2008 compared with $31.1 million for the first six months of 2007, an increase of $2.2 million or 7.20%. Diluted earnings per share increased to $0.40 per share for 2008, from $0.37 per share in 2007. The increase of $2.2 million is primarily the result of the decrease in interest expense by $16.3 million offset by increases in other operating expenses of $8.0 million and an increase of $4.7 million in provision for credit losses.
     Net income increased to $17.2 million for the quarter ended June 30, 2008 compared with $16.0 million for the same period in 2007, an increase of $1.2 million or 7.51%. Diluted earnings per share increased to $0.21 per share for the second quarter of 2008, from $0.19 per share for the second quarter of 2007. The increase of $1.2 million is primarily the result of the decrease in interest expense by $11.0 million offset by increases in other operating expenses of $5.5 million and an increase of $3.0 million in provision for credit losses.
     Although our loans and investments for the first six months of 2008 compared with the first six months of 2007 has grown, our interest income has decreased slightly due to lower interest rates. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.28% for the six months of 2008.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $33.3 million for the six months ended June 30, 2008. This represented an increase of $2.2 million or 7.20%, over net earnings of $31.1 million, for the six months ended June 30, 2007. Basic and diluted earnings per share for the six-month period increased to $0.40 per share for 2008, compared to $0.37 per share for 2007. The annualized return on average assets was 1.06% for the six months of 2008 compared to an annualized return on average assets of 1.04% for the six months of 2007. The annualized return on average equity was 14.88% for the six months ended June 30, 2008, compared to an annualized return of 15.74% for the six months ended June 30, 2007. The decrease in annualized return on average equity for the six month period is attributed to a higher average equity balance in 2008, as a result of unrealized gains recorded in other comprehensive income during the first three months of 2008.

     For the quarter ended June 30, 2008, our net earnings were $17.2 million. This represented an increase of $1.2 million or 7.51%, over net earnings of $16.0 million, for the second quarter of 2007. Basic and diluted earnings per share increased to $0.21 per share for the second quarter of 2008 compared to $0.19 per share for the second quarter of 2007. The annualized return on average assets was 1.07% for the second quarter of 2008 and 2007. The annualized return on average equity was 14.85% for the second quarter of 2008 compared to an annualized return on average equity of 16.04% for the second quarter of 2007.
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
     Our net interest income, after the provision for credit losses, totaled $87.9 million for the six months ended June 30, 2008. This represented an increase of $9.9 million, or 12.64%, over net interest income, after provision for credit losses, of $78.0 million for the same period in 2007. The increase in net interest income of $9.9 million resulted from a $16.3 million decrease in interest expense, offset by a $1.7 million decrease in interest income and $4.7 million provision for credit losses recorded in the first six months of 2008.
     Interest income totaled $166.2 million for the first six months of 2008. This represented a decrease of $1.7 million, or 1.03%, compared to total interest income of $167.9 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.80% for the six months of 2008 from 6.16% for the same period of 2007, or 36 basis points. Average earning assets increased by $333.3 million, or 5.91%, from $5.64 billion to $5.97 billion.
     Interest expense totaled $73.6 million for the first six months of 2008. This represented a decrease of $16.3 million, or 18.13%, from total interest expense of $89.9 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 3.20% for the first six months of 2008 from 4.18% for the same period in 2007, or 98 basis points. The decrease in yields and deposits was offset by an increase in average borrowings of $371.3 million, or 17.04%, from $2.18 billion to $2.55 billion.
     For the second quarter ended June 30, 2008, the Company’s net interest income, after provision for credit losses, totaled $45.5 million. This represented an increase of $7.2 million, or 18.81%, over net interest income of $38.3 million for the same period in 2007. The increase in net interest income of $7.2 million for the second quarter of 2008 resulted from a decrease of $11.0 million in interest expense, offset by a $760,000 decrease in interest income and $3.0 million provision of credit losses recorded in the second quarter of 2008.

     Interest income totaled $83.0 million for the second quarter of 2008. This represented a slight decrease of $760,000, or 0.91%, compared to total interest income of $83.7 million for the same period last year. The decrease in interest income for the second quarter ending June 30, 2008 as compared to the second quarter ending June 30, 2007 was primarily the result of the decrease in average yield on earning assets to 5.69% for the second quarter of 2008 from 6.13% for the same period of 2007, or 44 basis points. Average earning assets increased by $455.6 million, or 8.09%, from $5.63 billion to $6.09 billion.
     Interest expense totaled $34.5 million for the second quarter of 2008. This represented a decrease of $11.0 million or 24.12%, from total interest expense of $45.4 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 2.95% for the second quarter ending June 30, 2008 from 4.21% for the same period in 2007, or 126 basis points. The decrease in yields was offset by an increase in average borrowings of $474.6 million, or 21.86%, from $2.17 billion to $2.65 billion.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the six-month and three-month period ended June 30, 2008 and 2007. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six-month period ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,783,960	$43,306	4.93%	$1,798,448	$44,810	4.98%
Tax preferenced (1)	691,355	14,299	5.81%	659,512	14,536	5.90%
Investment in FHLB stock	86,881	2,299	5.29%	80,853	2,105	5.21%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	1,627	27	3.32%	299	20	13.38%
Loans (2) (3)	3,410,981	106,257	6.26%	3,102,396	106,440	6.92%

Total Earning Assets	5,974,804	166,188	5.80%	5,641,508	167,911	6.16%
Total Non Earning Assets	361,498			369,773

Total Assets	$6,336,302			$6,011,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,283,441	$9,778	1.53%	$1,286,816	$16,314	2.56%
Time Deposits	740,629	11,038	3.00%	830,283	18,772	4.56%

Total Deposits	2,024,070	20,816	2.07%	2,117,099	35,086	3.34%
Other Borrowings	2,549,937	52,760	4.09%	2,178,676	54,778	5.00%

Interest Bearing Liabilities	4,574,006	73,576	3.20%	4,295,775	89,864	4.18%

Non-interest bearing deposits	1,236,720			1,275,906
Other Liabilities	74,946			41,084
Stockholders’ Equity	450,630			398,516

Total Liabilities and Stockholders’ Equity	$6,336,302			$6,011,281

Net interest income		$92,612			$78,047

Net interest spread — tax equivalent			2.60%			1.98%
Net interest margin			3.25%			2.89%
Net interest margin — tax equivalent			3.34%			2.97%
Net interest margin excluding loan fees			3.15%			2.80%
Net interest margin excluding loan fees — tax equivalent			3.24%			2.89%

(1)	Non tax equivalent rate was 4.14% for 2008 and 4.42% for 2007.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008, $3,003; 2007, $2,379

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $12.3 million; 2007, $806

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,865,794	$22,430	4.90%	$1,740,319	$21,718	4.99%
Tax preferenced (1)	691,800	7,111	5.78%	663,938	7,304	5.88%
Investment in FHLB stock	89,043	1,205	5.41%	81,657	967	4.74%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	1,959	12	2.45%	155	14	36.13%
Loans (2) (3)	3,438,189	52,211	6.11%	3,145,131	53,726	6.85%

Total Earning Assets	6,086,785	82,969	5.69%	5,631,200	83,729	6.13%
Total Non Earning Assets	359,306			369,882

Total Assets	$6,446,091			$6,001,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,272,783	$3,973	1.26%	$1,290,713	$8,365	2.60%
Time Deposits	724,727	4,564	2.53%	829,309	9,563	4.63%

Total Deposits	1,997,510	8,537	1.72%	2,120,022	17,928	3.39%
Other Borrowings	2,645,659	25,949	3.88%	2,171,010	27,518	5.01%

Interest Bearing Liabilities	4,643,167	34,486	2.95%	4,291,032	45,446	4.21%

Non-interest bearing deposits	1,248,113			1,268,150
Other Liabilities	90,149			42,883
Stockholders’ Equity	464,662			399,017

Total Liabilities and Stockholders’ Equity	$6,446,091			$6,001,082

Net interest income		$48,483			$38,283

Net interest spread — tax equivalent			2.74%			1.92%
Net interest margin			3.38%			2.88%
Net interest margin — tax equivalent			3.43%			2.92%
Net interest margin excluding loan fees			3.28%			2.79%
Net interest margin excluding loan fees — tax equivalent			3.33%			2.84%

(1)	Non tax equivalent rate was 4.11% for 2008 and 4.40% for 2007.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008, $1,555; 2007, $1,209

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $12.3 million; 2007, $806

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.34% for the six months of 2008, compared to 2.97% for the six months of 2007. Our tax effected (TE) net interest margin for the second quarter of 2008 was 3.43%, compared to 2.92% for the second quarter of 2007. The increase in the net interest margin over the same period last year is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.60% for the six months of 2008 and 1.98% for the same period last year. The increase in the net interest spread for the six months ended June 30, 2008 resulted from a 98 basis point decrease in the cost of interest-bearing liabilities, offset by a 36 basis point decrease in the yield on earning assets, thus generating a 62 basis point increase in the net interest spread from the same period last year.
     For the second quarter of 2008, the Company’s net interest spread (TE) was 2.74% as compared to 1.92% for the same period last year. The increase in net interest spread for the second quarter ended June 30, 2008 resulted from a 126 basis point decrease in the cost of interest-bearing liabilities, offset by a 44 basis point decrease in the yield on earning assets, thus generating a 82 basis point increase in the net interest spread from the same period last year.

     The yield (TE) on earning assets decreased to 5.80% for the six months of 2008, from 6.16% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 57.09% in the six months of 2008 from 54.99% for the same period in 2007. Average investments as a percent of earning assets decreased to 41.43% in the six months of 2008 from 43.57% for the same period in 2007. The yield on loans for the first six months of 2008 decreased to 6.26% as compared to 6.92% for the same period in 2007 as a result of the decreasing interest rate environment during that period. The yield on loans decline at a slower rate than general interest rates as approximately 80% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are fixed typically for the first five or ten years of the loans. The yield (TE) on investments for the first six months of 2008 decreased to 5.18% as compared to 5.23% for the same period in 2007. The decrease in rates, offset by increases in average loan and investment balances, resulted in a decrease in our interest income.
     The cost of average interest-bearing liabilities decreased to 3.20% for the first six months of 2008 as compared to 4.18% for the same period in 2007, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities increased to 55.75% during the first six months of 2008 as compared to 50.72% for the same period in 2007. The cost of borrowings for the first six months of 2008 decreased to 4.09% as compared to 5.00% for the same period in 2007, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2008 decreased to 2.07% as compared to 3.34% for the same period in 2007, also reflecting the decrease in interest rates. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The decrease in rates and decrease in average interest-bearing deposits, offset by an increase in average borrowings, resulted in a decrease in our interest expense.
     For the second quarter of 2008, the yield (TE) on earning assets decreased to 5.69%, from 6.13% for the same period last year. The cost of average interest-bearing liabilities decreased to 2.95% for the second quarter of 2008 as compared to 4.21% for the same period in 2007. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
     Table 2 presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The changes attributable to both interest rate and volume changes are calculated by multiplying the change in rate times the change in volume.

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30,
	2008 Compared to 2007
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$(994)	$(450)	$(60)	$(1,504)
Tax-advantaged securities	982	(296)	(923)	(237)
Fed funds sold & interest-bearing deposits with other institutions	89	(15)	(67)	7
Investment in FHLB stock	157	32	5	194
Loans	10,619	(10,182)	(620)	(183)

Total interest on earning assets	10,853	(10,911)	(1,665)	(1,723)

Interest Expense:
Savings deposits	(43)	(6,591)	143	(6,491)
Time deposits	(2,033)	(6,441)	695	(7,779)
Other borrowings	9,385	(10,023)	(1,380)	(2,018)

Total interest on interest-bearing liabilities	7,309	(23,055)	(542)	(16,288)

Net Interest Income	$3,544	$12,144	$(1,123)	$14,565

	Comparison of quarters ended June 30,
	2008 Compared to 2007
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$1,140	$(392)	$(35)	$713
Tax-advantaged securities	415	(166)	(443)	(194)
Fed funds sold & interest-bearing deposits with other institutions	163	(13)	(152)	(2)
Investment in FHLB stock	88	137	13	238
Loans	4,991	(5,787)	(719)	(1,515)

Total interest on earning assets	6,797	(6,221)	(1,336)	(760)

Interest Expense:
Savings deposits	(116)	(4,300)	13	(4,403)
Time deposits	(1,204)	(4,330)	546	(4,988)
Other borrowings	6,011	(6,201)	(1,379)	(1,569)

Total interest on interest-bearing liabilities	4,691	(14,831)	(820)	(10,960)

Net Interest Income	$2,106	$8,610	$(516)	$10,200

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $106.3 million for the first six months of 2008. This represented a decrease of $183,000, or 0.17%, from interest and fees on loans of $106.4 million for the same period in 2007. The decrease in interest and fees on loans for the first six months of 2008 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 6.26% for the first six months of 2008, compared to 6.92% for the same period in 2007. Average loans increased 9.94% from $3.10 billion for the first six months of 2007 to $3.41 billion for the first six months of 2008.

     Interest and fees on loans totaled $52.2 million for the second quarter of 2008. This represented a decrease of $1.5 million, or 2.82%, from interest and fees on loans of $53.7 million for the same period in 2007. The decrease was primarily due to the decrease in yields on loans, offset by increases in average loan balances.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2008 and 2007.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $3.0 million for the first six months of 2008, as compared to $2.4 million for the same period in 2007, an increase of $623,000 or 26.20%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $59.9 million for the first six months of 2008. This represented a decrease of $1.5 million, or 2.51%, from interest on investments of $61.5 million for the same period in 2007. The decrease in interest on investments for the six months of 2008 from the same period last year was primarily the result of a decrease in the yield on investments offset by an increase in average investments over the same period last year. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased from 5.23% for the six months of 2007 to 5.18% for the six months of 2008.
     For the second quarter of 2008, interest income on investments totaled $30.8 million. This represented an increase of $755,000, or 2.51%, over interest on investments of $30.0 million for the same period in 2007. The increase in interest on investments for the second quarter of 2008 over the same period last year reflected increases in the average balance of investments offset by decreases in the interest rates. The weighted-average yield (TE) on investments decreased to 5.14% for the second quarter of 2008, compared to 5.24% for the same period in 2007 as a result of the decreasing interest rate environment.
Provision for Credit Losses
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We made a provision for credit losses of $4.7 million during the first six months of 2008. We did not make a provision for credit losses during the same period in 2007. We believe the allowance is appropriate. The ratio of the allowance for credit losses to total loans as of June 30, 2008 and 2007 was 1.06% and 0.92%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $439,000 for the first six months of 2008 and $164,000 during the same period of 2007. See “Risk Management – Credit Risk” herein.

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
     Other operating income totaled $16.8 million for the first six months of 2008. This represents an increase of $1.3 million, or 8.71%, over other operating income of $15.5 million for the same period in 2007. The increase in other operating income was a result of increases in service charge on deposit accounts. For the six months ended June 30, 2008, service charges on deposit accounts was $7.6 million, an increase of $1.1 million or 16.41%, over service charges on deposit accounts of $6.5 million in the same period last year. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges.
     Other operating income totaled $8.7 million for the quarter ended June 30, 2008. This represents an increase of $1.1 million or 14.56% over total other operating income of $7.6 million for the quarter ended June 30, 2007. This increase was due to increases in service charge income, as well as, an increase due to additional swap fee income of $281,000 during the three months ended June 30, 2008. For the quarter ended June 30, 2008, service charges on deposit accounts increased $596,000, or 18.56%, over the same period last year.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.39% for the first six months of 2008, as compared to 16.56% for the same period in 2007.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $58.8 million for the first six months of 2008. This represents an increase of $8.0 million, or 15.83% over other operating expenses of $50.7 million for the same period in 2007. These increases in operating expenses were primarily due to the 4 additional offices acquired through the FCB acquisition in June of 2007 and the new Commercial Banking Groups, in addition to the overall growth of the Company. We also increased our provision for unfunded commitments by $1.3 million during the first six months of 2008. The increase was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments.
     For the second quarter of 2008, other operating expenses totaled $30.4 million. This represents an increase of $5.5 million, or 22.27%, over other operating expenses of $24.8 million for the same period last year.
     At June 30, 2008, we employed 685 full time equivalent employees, compared to 705 full time equivalent employees at June 30, 2007.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.87% and 1.70% for the first six months of 2008 and 2007, respectively.

     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2008, the efficiency ratio was 56.11%, compared to a ratio of 54.25% for the same period in 2007. For the second quarter of 2008, the efficiency ratio increased to 56.06% as compared to 54.15% for the same period last year. The increase in the efficiency ratio is primarily attributed to the increase in provision for unfunded commitments included in other expenses.
Income Taxes
     The Company’s effective tax rate for the three and six months of 2008 was 27.95% and 27.50%, compared to 24.15% and 27.34% for the same periods in 2007. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
RESULTS BY BUSINESS SEGMENTS
     We have two reportable business segments, which are Business Financial Centers and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.
Business Financial Centers
     Key measures we use to evaluate the Business Financial Center’s performance are included in the following table for the three and six months ended June 30, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended June 30		Three months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$104,078	$112,815	$49,798	$57,168
Interest expense	28,514	37,445	12,442	19,418
Non-interest income	10,597	8,958	5,717	4,913
Non-interest expense	23,962	21,180	12,012	10,505

Segment pretax profit (loss)	$62,199	$63,148	$31,061	$32,158

Balance Sheet
Average loans	$3,410,981	$3,102,396	$3,438,189	$3,145,131
Average interest-bearing deposits	$2,024,070	$2,117,099	$1,997,510	$2,120,022
Yield on loans	6.26%	6.92%	6.11%	6.85%
Rate paid on deposits	2.07%	3.34%	1.72%	3.39%
     For the six months ended June 30, 2008, total interest income decreased $8.7 million, or 7.74%. This is due to the decrease in yield on loans of 66 basis points offset by an increase in average loan balances by $308.6 million, or 9.94%. Interest expense decreased $8.9 million, or 23.85%. The decrease is due to the decrease in rates paid on deposits by 127 basis points and decrease in average interest-bearing deposits by $93.0 million, or 4.39%.

     For the quarter ending June 30, 2008, total interest income decreased $7.4 million, or 12.89%. This is due to the decrease in yield on loans of 74 basis points offset by an increase in average loan balances by $293.1 million, or 9.32%. Interest expense decreased $7.0 million, or 35.93%. The decrease is due to the decrease in rates paid on deposits by 167 basis points and decrease in average interest-bearing deposits by $122.5 million, or 5.78%.
     Non-interest income increased $1.6 million, or 18.30% for the six months ended June 30, 2008. Non-interest expense increased $2.8 million, or 13.14%. Non-interest income increased $804,000, or 16.36% for the quarter ended June 30, 2008. Non-interest expense increased $1.5 million, or 14.34%, over the same period last year. The increase in non-interest income is attributed to increases in service charges on deposit accounts. The increase in non-interest expense is primarily due to increased operating costs as a result of the de novo Business Financial Centers and the centers acquired through the FCB acquisition.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Six months ended June 30		Three months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$59,925	$61,503	$30,754	$30,020
Interest expense	52,596	66,457	24,884	32,911
Non-interest income	6	—	6	—
Non-interest expense	608	545	312	291

Segment pretax profit (loss)	$6,727	$(5,499)	$5,564	$(3,182)

Balance Sheet
Average investments	$2,563,823	$2,539,112	$2,648,596	$2,486,069
Average borrowings	$2,549,937	$2,178,676	$2,645,659	$2,171,010
Yield on investments-TE	5.18%	5.23%	5.14%	5.24%
Non-tax equivalent yield	4.14%	4.42%	4.11%	4.40%
Rate paid on borrowings	4.09%	5.00%	3.88%	5.01%
     Interest income for the six months ended June 30, 2008 decreased $1.6 million, or 2.57% from the same period last year. This is primarily due to increases in average investment balances by $24.7 million, or 0.97% over the six months ended June 30, 2007, offset by a decrease in non-tax equivalent yield of 28 basis points. In contrast, interest expense for the six months ended June 30, 2008 decreased $13.9 million or 20.86% compared to the same period last year. This is due to the decrease in cost of funds from 5.00% in the first six months of 2007 compared to 4.09% for the same period in 2008, offset by an increase in average borrowings.
     Interest income for the quarter ended June 30, 2008 increased $734,000, or 2.45% over the same period last year. Interest expense decreased $8.0 million, or 24.39%, primarily due to decreases in rates by 113 basis points, offset by increases in average borrowings.
     The result of the decrease in cost of funds increased the net income from the Treasury segment by $12.2 million for the first six months of 2008 to $6.7 million compared to a loss of $5.5 million for the first six months of 2007.

     There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Six months ended June 30		Three months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$25,066	$31,691	$11,599	$15,054
Interest expense	15,347	24,060	6,342	11,630

Net interest income	$9,719	$7,631	$5,257	$3,424

Provision for Credit Losses	4,700	—	3,000	—
Non-interest income	6,240	6,536	2,979	2,683
Non-interest expense	34,207	29,020	18,054	14,049

Pre-tax loss	$(22,948)	$(14,853)	$(12,818)	$(7,942)

     The Company’s administration and other operating departments reported pre-tax loss of $22.9 million for the first six months of 2008. This represents an increase of $8.1 million or 54.50%, from a pre-tax loss of $14.9 million for the same period in 2007. For the quarter ended June 30, 2008, pre-tax loss increased $4.9 million, or 61.40% over the same period last year. The increase in pre-tax loss is primarily attributed to the increase in non-interest expense and provision for credit losses. Non-interest expense for the first six months of 2008 increased $5.2 million from the first six months of 2007 primarily due to increases of $1.5 million in salaries and related costs, $1.3 million in our provision for unfunded commitments, $0.8 million in our FDIC insurance assessments, $0.7 million in professional fees and $0.6 million in intangible amortization as a result of the FCB acquisition. Non-interest expense for the quarter ended June 30, 2008 increased $4.0 million from the same period of 2007 primarily due to increases of $1.0 million in salaries and related costs, $1.0 million in our provision for unfunded commitments, $0.4 million in our FDIC insurance assessments, $0.3 million in professional fees and $0.3 million in intangible amortization.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.45 billion at June 30, 2008. This represented an increase of $159.9 million, or 2.54%, over total assets of $6.29 billion at December 31, 2007. Earning assets totaled $6.07 billion at June 30, 2008. This represented an increase of $135.3 million, or 2.28%, over total earning assets of $5.93 billion at December 31, 2007. Total liabilities were $6.02 billion at June 30, 2008, up $150.6 million, or 2.57%, from total liabilities of $5.87 billion at December 31, 2007. Total equity increased $9.2 million, or 2.18%, to $434.2 million at June 30, 2008, compared with total equity of $424.9 million at December 31, 2007.
Investment Securities
     The Company reported total investment securities of $2.49 billion at June 30, 2008. This represented an increase of $100.1 million, or 4.19%, over total investment securities of $2.39 billion at December 31, 2007. Investment securities comprise 41.04% of the Company’s total earning assets at June 30, 2008.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current market value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At June 30, 2008, securities held as available-for-sale had a fair value of $2.49 billion, representing 99.7% of total investment securities, with an amortized cost of $2.50 billion. At June 30, 2008, the net unrealized holding loss on securities available-for-sale was $9.9 million and that resulted in accumulated other comprehensive income of $5.7 million (net of $4.2 million in deferred taxes). At December 31, 2007, the Company reported net unrealized gain on investment securities available-for-sale of $7.1 million and accumulated other comprehensive income of $4.1 million (net of deferred taxes of $3.0 million).
     Table 3 sets forth investment securities at June 30, 2008 and December 31, 2007.

	June 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	0.00%
Government agency & government-sponsored enterprises	39,196	633	—	39,829	1.60%
Mortgage-backed securities	1,183,948	3,027	(16,429)	1,170,546	47.00%
CMO’s / REMIC’s	602,865	4,670	(2,630)	604,905	24.28%
Municipal bonds	674,526	9,972	(9,101)	675,397	27.12%

Total Investment Securities	$2,500,535	$18,302	$(28,160)	$2,490,677	100.00%

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Market Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$992	$6	$—	$998	0.04%
Government agency & government-sponsored enterprises	50,192	698	(55)	50,835	2.13%
Mortgage-backed securities	1,028,272	4,542	(9,753)	1,023,061	42.80%
CMO’s / REMIC’s	620,526	3,154	(874)	622,806	26.05%
Municipal bonds	683,464	12,629	(3,227)	692,866	28.98%

Total Investment Securities	$2,383,446	$21,029	$(13,909)	$2,390,566	100.00%

     The weighted-average yield (TE) on the investment portfolio at June 30, 2008 was 4.73% with a weighted-average life of 5.0 years. This compares to a yield of 4.68% at December 31, 2007 with a weighted-average life of 4.7 years and a yield of 4.62% at June 30, 2007 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 71% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency CMO/REMIC issues held are rated “AAA” by either Standard & Poor’s or Moody’s, as of June 30, 2008 and December 31, 2007.

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	June 30, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government- sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	782,520	12,127	205,017	4,302	987,537	16,429
CMO/REMICs	222,874	2,572	2,252	58	225,126	2,630
Municipal bonds	340,725	7,107	42,061	1,994	382,786	9,101

	$1,346,119	$21,806	$249,330	$6,354	$1,595,449	$28,160

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government- sponsored enterprises	$—	$—	$10,434	$55	$10,434	$55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007. The Company has reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
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
     U.S. Treasury Obligations and Government Agency & Government-Sponsored Enterprises – The U.S. Treasury Obligations and government agency are backed by the full faith and credit of the U.S. Treasury and Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At June 30, 2008, there was no unrealized loss.
     Mortgaged-Backed Securities and CMO/REMICs – Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.7 years. The contractual cash flows of 97.8% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.2% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at June 30, 2008 is $4.4 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $1.8 million, Freddie Mac with a loss of $2.5 million and non-government sponsored enterprises such as financial institutions with a loss of $58,000. Because we believe the decline in market value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2008.
     Municipal Bonds – The municipal bonds in the Bank’s portfolio are all rated AA or better and they are insured by the largest bond insurance companies with maturities of approximately 8.0 years. The unrealized loss greater than 12 months on these securities at June 30, 2008 is $2.0 million. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in market value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at June 30, 2008.
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
     Although we determined that these securities are not are other-than-temporarily impaired, we will continue to monitor the available-for-sale portfolio in the light of economic, credit and market factors. In addition, we will look at the potential for improving the overall performance of the portfolio and the income of the Company. Accordingly, subsequent changes in some of these factors may indicate that we should sell some of these securities even though we have disclosed that we currently intend to hold these securities to maturity.
     At June 30, 2008 and December 31, 2007, investment securities having an amortized cost of approximately $2.37 billion and $2.29 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At June 30, 2008, we reported total loans, net of deferred loan fees, of $3.52 billion. This represents an increase of $21.1 million, or 0.60%, from total loans, net of deferred loan fees, of $3.50 billion at December 31, 2007. Total loans, net of deferred loan fees, comprise 57.94% of our total earning assets.

	June 30, 2008		December 31, 2007
Commercial and Industrial	$424,515	12.0%	$365,214	10.4%
Real Estate:
Construction	333,303	9.5%	308,354	8.8%
Commercial Real Estate	1,851,123	52.5%	1,805,946	51.5%
SFR Mortgage	351,120	10.0%	365,849	10.4%
Consumer	57,380	1.6%	58,999	1.7%
Municipal lease finance receivables	163,459	4.6%	156,646	4.5%
Auto and equipment leases, net of unearned discount	53,121	1.5%	58,505	1.7%
Dairy and Livestock	293,133	8.3%	387,488	11.0%

Gross Loans	3,527,154	100.0%	3,507,001	100.0%

Less: Deferred net loan fees	(10,911)		(11,857)

Gross loans, net of deferred loan fees	$3,516,243		$3,495,144
Less: Allowance for credit losses	(37,310)		(33,049)

Net Loans	$3,478,933		$3,462,095

     Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables provide financing to municipalities, school districts, and other special districts. Auto and equipment leases provide financing to both commercial entities as well as consumers. Dairy and livestock loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.
     Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our loans by region.

	June 30, 2008
Loans by County	(amounts in thousands)	Percent

Los Angeles County	$1,163,873	33.0%
Inland Empire	802,856	22.8%
Central Valley	572,047	16.2%
Orange County	521,915	14.8%
Other Areas	466,463	13.2%

	$3,527,154	100.0%

     Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value of 65-80%. This table breaks down our real estate portfolio, with the exception of construction loans.

	June 30, 2008
Real Estate Loans	(amounts in thousands)	Percent

Single Family-Direct	$59,260	2.7%
Single Family-Mortgage Pools	291,860	13.3%
Multifamily	123,028	5.6%
Industrial	640,265	29.1%
Office	492,082	22.3%
Retail	202,776	9.2%
Other	392,972	17.8%

	$2,202,243	100.0%

     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $59.3 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $291.9 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans.
     As of June 30, 2008, the Company had $333.3 million in construction loans. This represents 9.5% of total loans outstanding of $3.5 billion. Of this $333.3 million in construction loans, approximately 36%, or $119.7 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $213.6 million, were related to commercial construction, which have continued to perform well. Our construction loans are located throughout our marketplace as can be seen in the following table.

	June 30, 2008
	(amounts in thousands)
	SFR &
Construction Loans	Multifamily		Commercial
Inland Empire	$27,303	22.8%	$79,376	37.2%
Orange County	13,190	11.0%	16,531	7.7%
Los Angeles County	31,430	26.3%	41,607	19.5%
Central Valley	25,662	21.4%	46,576	21.8%
San Diego County	20,595	17.2%	—	0.0%
Other (includes out-of-state)	1,475	1.3%	29,558	13.8%

	$119,655	100.0%	$213,648	100.0%

     Of the total SFR and multifamily loans, $30.4 million are for multifamily and the remainder represents single-family loans.
Non-performing Assets
     We had non-performing assets of $13.5 million at June 30, 2008. Non-performing assets represent 0.38% of total loans and OREO and 0.21% of total assets at June 30, 2008. We had non-performing assets of $1.4 million at December 31, 2007. Non-performing assets include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans, loans past due 90 or more days and still accruing interest, and restructured loans. We had four loans with a balance of $4.2 million classified as impaired at June 30, 2008. At December 31, 2007, we had one impaired loan with a balance of $1.1 million. Impaired loans measured 0.12% of gross loans as of June 30, 2008.

	June 30,	December 31,
	2008	2007
	(amounts in thousands)
Non-accrual loans	$12,337	$1,435
Loans past due 90 days or more	—	—
Restructured loans	—	—
Other real estate owned (OREO)	1,137	—

Total nonperforming assets	$13,474	$1,435

Percentage of nonperforming assets to total loans outstanding & OREO	0.38%	0.04%

Percentage of nonperforming assets to total assets	0.21%	0.02%

     At June 30, 2008, we held $1.1 million as OREO, which represents one foreclosed condominium construction project. A majority of the loan was charged-off in the fourth quarter of 2007. The subject loan was participated with another financial institution and the resulting OREO asset is owned jointly with that financial institution. We have been actively seeking offers on this property. To date, we have received several offers and we are currently negotiating the sale of the property. At the offered amount, we should be able to eliminate our OREO and recognize a slight recovery on the amount previously charged-off. There was no OREO at December 31, 2007.
     The table below provides trends in our non-performing assets and delinquencies during 2008.
     Non-Performing Assets & Delinquency Trends

	June 30,	March 31,	December 31,
	2008	2008	2007
Non-Performing Loans
Residential Construction and Residential Land	$9,802	$1,535	$1,137
Residential Mortgage	1,672	1,153	298
Commercial	551	19	—
Consumer	312	—	—

Total	$12,337	$2,707	$1,435

% of Total Loans	0.35%	0.08%	0.04%

Past Due 30+ Days
Residential Construction and Residential Land	$—	$768	$—
Residential Mortgage	483	1,180	460
Commercial	483	15,709	1,713
Consumer	—	533	26

Total	$966	$18,190	$2,199

% of Total Loans	0.03%	0.53%	0.06%

OREO
Residential Construction	$1,137	$1,137	$—

Total	$1,137	$1,137	$—

Total Non-Performing, Past Due & OREO	$14,440	$22,034	$3,634

% of Total Loans	0.41%	0.65%	0.10%
     At December 31, 2007, we had $1.4 million in non-performing loans. As of March 31, 2008, we had $2.7 million in non-performing loans which increased to $12.3 million in non-performing loans at June 30, 2008, or 0.35% of total loans. At June 30, 2008, the non-performing loans consist of $9.8 million in residential construction and residential land loans, $1.7 million in single family mortgage loans, $0.5 million in commercial loans and $0.3 million in consumer loans.
     Of the $9.8 million construction loans, $8.1 million represents 4 loans. Three of these loans are for single-family real estate properties in the Inland Empire and the other loan is for a residential condominium project in L.A. County. The outstanding balances, on these loans, range from $1.3 million to $3.0 million.
     The $1.7 million in mortgage loans is comprised of four single-family residences from the purchased mortgage pools. We feel that we have sufficient equity, even after the market downturn, that our losses should not be significant.

     The non-performing commercial loans represent four loans and the consumer loan consists of one equity line of credit.
     At December 31, 2007, we had loans delinquent 30 to 89 days of $2.2 million. This increased to $18.2 million at March 31, 2008 and decreased to $1.0 million at June 30, 2008. Of the March 31, 2008 delinquencies, $1.8 million became non-performing at June 30, 2008 and the remaining was brought current. As a percentage of total loans, delinquencies were 0.06% at December 31, 2007, 0.53% at March 31, 2008 and 0.03% at June 30, 2008.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of June 30, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At June 30, 2008, total deposits were $3.21 billion, representing a decrease of $150.7 million, or 4.48%, from total deposits of $3.36 billion at December 31, 2007. The decrease is due to competition for low cost deposits in our local markets. The composition of deposits is as follows:

	June 30, 2008		December 31, 2007
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,281,838	39.9%	$1,295,959	38.5%
Interest bearing deposits
Savings Deposits	1,208,253	37.6%	1,278,035	38.0%
Time deposits	723,542	22.5%	790,355	23.5%

Total deposits	$3,213,633	100.0%	$3,364,349	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.28 billion at June 30, 2008, representing a decrease of $14.1 million, or 1.09%, from total demand deposits of $1.30 billion at December 31, 2007. Non-interest-bearing demand deposits represented 39.88% of total deposits as of June 30, 2008 and 38.52% of total deposits as of December 31, 2007.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.21 billion at June 30, 2008, representing a decrease of $69.8 million, or 5.46%, from savings deposits of $1.28 billion at December 31, 2007.
     Time deposits totaled $723.5 million at June 30, 2008. This represented a decrease of $66.8 million, or 8.45%, from total time deposits of $790.4 million at December 31, 2007.

Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 42.75% as of June 30, 2008, as compared to 41.02% as of December 31, 2007.
     During 2008 and 2007, we entered into short-term borrowing agreements (borrowings with maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.19 billion and $1.05 billion under these agreements at June 30, 2008 and December 31, 2007, respectively. The weighted average annual interest rate was 4.14% and 4.48% at June 30, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. As of June 30, 2008 and December 31, 2007, total customer repurchases were $400.3 million and $336.3 million, respectively, with weighted average annual interest rates of 1.81% and 3.51%. As of June 30, 2008 and December 31, 2007, total funds borrowed under these agreements were $650.3 million and $586.3 million, respectively.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $800.0 million and $700.0 million under these agreements at June 30, 2008 and December 31, 2007, respectively. The weighted average annual interest rate was 4.11% and 4.88% at June 30, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 1 – Financial Statements. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2008 and December 31, 2007 the amounts held by the Bank in the TT&L Note Option Program were $77,000 and $540,000, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 30 and 86 basis points less than the average weekly federal funds rate, which was 2.71% and 5.03% at June 30, 2008 and December 31, 2007, respectively.
     At June 30, 2008, borrowed funds totaled $2.65 billion, representing an increase of $304.9 million, or 13.03%, over total borrowed funds of $2.34 billion at December 31, 2007.

Aggregate Contractual Obligations
     The following table summarizes our contractual commitments as of June 30, 2008:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,213,633	$3,195,824	$14,409	$527	$2,873
FHLB and Other Borrowings	2,645,233	1,590,233	500,000	450,000	105,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,087	846	1,676	1,606	3,959
Operating Leases	25,330	5,340	7,966	5,473	6,551

Total	$6,007,338	$4,792,243	$524,051	$457,606	$233,438

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.
     FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I and II, which mature in 2033, will become callable in whole or in part in 2008. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and becomes callable in 2008.
     Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
     At June 30, 2008, we had commitments to extend credit of approximately $797.4 million and obligations under letters of credit of $64.3 million and available lines of credit totaling $864.0 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $4.1 million as of June 30, 2008 and $2.9 million as of December 31, 2007.
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

     The following table summarizes the off-balance sheet arrangements at June 30, 2008:

	Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2008	( Amounts in thousands )
Commitment to extend credit	797,430	264,707	49,901	57,845	424,977
Obligations under letters of credit	64,331	51,857	12,474	—	—

Total	$861,761	$316,564	$62,375	$57,845	$424,977

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2008, the Bank’s loan to deposit ratio averaged 104.61%, compared to an average ratio of 91.44% for the same period in 2007. The slowdown in deposit growth and increase in loan balances has caused this ratio to increase.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cashflow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At June 30, 2008, approximately $109.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $39.3 million for the six months of 2008, compared to $34.3 million for the same period last year.
     Net cash used in investing activities totaled $157.6 million for the first six months of 2008, compared to net cash provided by investing activities of $162.2 million for the same period in 2007. The increase in cash used in 2008 was primarily the result of the increase in purchases of mortgage-backed securities offset by repayments of mortgage-back securities during the first six months of 2008.
     Net cash provided by financing activities totaled $139.8 million for the first six months of 2008, compared to net cash used in financing activities of $200.3 million for the same period last year.
     At June 30, 2008, cash and cash equivalents totaled $111.0 million. This represented a decrease of $31.7 million, or 22.23%, from a total of $142.7 million at June 30, 2007 and an increase of $21.5 million, or 24.00%, from a total of $89.5 million at December 31, 2007.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At June 30, 2008, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “Well Capitalized”.
     The Company’s equity capital was $434.2 million at June 30, 2008. This represented an increase of $9.2 million or 2.18% from equity capital of $424.9 million at December 31, 2007. The increase was due primarily to the net earnings for the first six months of 2008 in the amount of $33.3 million offset by the unrealized loss on securities available-for-sale, net of tax, of $9.8 million and payment of dividends in the amount of $14.2 million. The Company’s 2007 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2008, and December 31, 2007.

	Required
	Minimum	June 30, 2008		December 31, 2007
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.35%	10.93%	10.97%	10.39%
Total	8.00%	12.44%	11.91%	11.94%	11.24%
Leverage ratio	4.00%	7.65%	7.36%	7.56%	7.13%
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
     The Bank obtains a quarterly independent credit review by engaging an outside party to review our loans. The purpose of this review is to determine the loan rating and if there is any deterioration in the credit quality of the portfolio.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We recorded a $4.7 million provision for credit losses during the first six months of 2008. There was no provision for credit losses during the first six months of 2007.

TABLE 7 — Summary of Credit Loss Experience

	Six months ended June 30,
	2008	2007
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,516,243	$3,303,272

Average Total Loans Outstanding (1)	$3,410,981	$3,102,396

Allowance for Credit Losses:
Beginning of Period	$33,049	$27,737
Loans Charged-Off:
Real Estate Loans	52	—
Commercial and Industrial	326	111
Lease Financing Receivables	166	72
Consumer Loans	141	33

Total Loans Charged-Off	685	216

Recoveries:
Real Estate Loans	192	—
Commercial and Industrial	16	34
Lease Financing Receivables	10	4
Consumer Loans	28	14

Total Loans Recovered	246	52

Net Loans Charged-Off	439	164

Provision Charged to Operating Expense	4,700	—
Acquisition of First Coastal Bank	—	2,671

Allowance for Credit Losses at End of period	$37,310	$30,244

(1)	Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	0.01%	0.01%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.01%	0.00%
Allowance for Credit Losses to Average Total Loans	1.09%	0.97%
Allowance for Credit Losses to Total Loans at End of Period	1.06%	0.92%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	1.18%	0.54%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	9.34%	—
     While we believe that the allowance at June 30, 2008, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
     Approximately $1.8 billion, or 71.28%, of the total investment portfolio at June 30, 2008 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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
     The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2008:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 4.52% )
- 200 basis points	4.07%
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2007, during the six months ended June 30, 2008. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 16, 2008, our Board of Directors approved a new program to repurchase up to 5,390,482 shares of its common stock. This program was combined with the 4,609,518 shares remaining from our previous stock repurchase program, approved in August 2007. Accordingly, commencing as of July 16, 2008, we have the authority to repurchase up to 10,000,000 shares (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. There is no expiration date for our current stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 21, 2008, the Company held its 2008 annual meeting of shareholders. The following directors were elected to serve until our next annual meeting. The table below summarizes the votes received.
Election of Directors:

	For	Withheld
George A. Borba	67,830,944	2,171,030
John A. Borba	66,009,272	3,992,702
Ronald O. Kruse	69,656,404	345,570
Robert M. Jacoby	69,697,051	304,923
Christopher D. Myers	69,602,671	399,303
James C. Seley	69,655,513	346,461
San Vaccaro	69,539,940	462,034
D. Linn Wiley	69,422,071	579,903
     The appointment of KPMG, LLP as independent public accountants of the Company for the year ended December 31, 2008 was ratified at the 2008 Annual Meeting of Shareholders by the following vote:

			Broker
For	Against	Abstain	Non-Votes
69,662,782	99,150	240,042	—

     The 2008 Equity Incentive Plan was approved at the Annual Meeting of Shareholders by the following vote:

			Broker
For	Against	Abstain	Non-Votes
50,960,198	1,991,256	1,310,677	15,739,843
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
CVB FINANCIAL CORP.
(Registrant)

Date: August 7, 2008	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer