Form 10-Q
period 2008-09-30
CVB FINANCIAL CORP
filed 2008-11-06
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock of the registrant: 83,270,263 outstanding as of November 3, 2008.

CVB FINANCIAL CORP.
2008 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$92,421	$89,486

Investment securities available-for-sale	2,387,444	2,390,566
Investment securities held-to-maturity	7,121	—
Interest-bearing balances due from depository institutions	475	475
Investment in stock of Federal Home Loan Bank (FHLB)	92,354	79,983
Loans and lease finance receivables, net	3,595,337	3,495,144
Allowance for credit losses	(40,058)	(33,049)

Total earning assets	6,042,673	5,933,119
Premises and equipment, net	44,015	46,855
Bank owned life insurance	106,840	103,400
Accrued interest receivable	28,800	29,734
Deferred tax asset	13,748	—
Intangibles	11,917	14,611
Goodwill	55,097	55,167
Other assets	26,275	21,591

TOTAL ASSETS	$6,421,786	$6,293,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,302,205	$1,295,959
Interest-bearing	1,893,336	2,068,390

Total deposits	3,195,541	3,364,349
Demand Note to U.S. Treasury	3,734	540
Repurchase agreements	610,973	586,309
Short-term borrowings	1,051,598	1,048,500
Long-term borrowings	955,000	705,000
Deferred tax liabilities	—	1,307
Accrued interest payable	18,168	13,312
Deferred compensation	9,074	8,166
Junior subordinated debentures	115,055	115,055
Other liabilities	27,823	26,477

TOTAL LIABILITIES	5,986,966	5,869,015

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,270,263 (2008) and 83,164,906 (2007)	355,494	354,249
Retained earnings	95,555	66,569
Accumulated other comprehensive (loss)/income, net of tax	(16,229)	4,130

Total stockholders’ equity	434,820	424,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,421,786	$6,293,963

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$52,954	$58,677	$159,211	$165,117
Investment securities:
Taxable	22,142	20,591	65,448	65,401
Tax-preferred	7,036	7,493	21,336	22,029

Total investment income	29,178	28,084	86,784	87,430
Dividends from FHLB stock	1,367	1,047	3,666	3,152
Federal funds sold and Interest bearing deposits with other institutions	8	72	34	92

Total interest income	83,507	87,880	249,695	255,791
Interest expense:
Deposits	7,417	18,445	28,233	53,531
Short-term borrowings	21,954	19,886	50,352	36,505
Long-term borrowings	3,411	5,853	24,200	40,437
Junior subordinated debentures	1,713	1,988	5,286	5,563

Total interest expense	34,495	46,172	108,071	136,036

Net interest income before provision for credit losses	49,012	41,708	141,624	119,755
Provision for credit losses	4,000	—	8,700	—

Net interest income after provision for credit losses	45,012	41,708	132,924	119,755

Other operating income:
Service charges on deposit accounts	3,829	3,340	11,381	9,827
Trust and Investment Services	2,019	1,657	5,906	5,355
Bankcard services	580	678	1,779	1,918
BOLI income	932	981	3,151	2,896
Other	1,013	1,207	2,999	3,361

Total other operating income	8,373	7,863	25,216	23,357

Other operating expenses:
Salaries and employee benefits	15,943	13,794	46,987	41,449
Occupancy and Equipment	4,811	4,605	14,430	12,905
Professional services	1,600	1,844	5,015	4,535
Amortization of intangibles	898	1,086	2,694	2,263
Other	5,805	5,889	18,708	16,811

Total other operating expenses	29,057	27,218	87,834	77,963

Earnings before income taxes	24,328	22,353	70,306	65,149
Income taxes	6,868	6,232	19,510	17,932

Net earnings	$17,460	$16,121	$50,796	$47,217

Comprehensive income	$6,949	$31,779	$30,437	$50,764

Basic earnings per common share	$0.21	$0.19	$0.61	$0.56

Diluted earnings per common share	$0.21	$0.19	$0.61	$0.56

Cash dividends per common share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total

Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	176	606				606
Repurchase of common stock	(71)	(650)				(650)
Tax benefit from exercise of stock options		172				172
Stock-based Compensation Expense		1,117				1,117
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.255 per share)			(21,239)			(21,239)
Comprehensive income:
Net earnings			50,796		$50,796	50,796
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(20,359)	(20,359)	(20,359)

Comprehensive income					$30,437

Balance September 30, 2008	83,270	$355,494	$95,555	$(16,229)		$434,820

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Loss	Income	Total

Balance January 1, 2007	84,282	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	185	1,053				1,053
Repurchase of common stock	(2,720)	(30,030)				(30,030)
Shares issued for the acquisition of First Coastal Bank	1,606	18,046				18,046
Tax benefit from exercise of stock options		317				317
Stock-based Compensation Expense		752				752
Cash dividends ($0.255 per share)			(21,410)			(21,410)
Comprehensive income:
Net earnings			47,217		$47,217	47,217
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				3,547	3,547	3,547

Comprehensive income					$50,764

Balance September 30, 2007	83,353	$356,220	$60,271	$(9,674)		$406,817

	At September 30,
	2008	2007

Disclosure of reclassification amount
Unrealized (loss)/gain on securities arising during the period	$(35,101)	$6,115
Tax benefit	14,742	(2,568)

Net unrealized (loss)/gain on securities	$(20,359)	$3,547

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$247,921	$255,894
Service charges and other fees received	25,195	23,810
Interest paid	(103,215)	(133,047)
Cash paid to vendors and employees	(84,264)	(76,484)
Income taxes paid	(19,346)	(11,250)

Net cash provided by operating activities	66,291	58,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	—	3,712
Proceeds from repayment of MBS	262,540	338,605
Proceeds from repayment of Fed Funds Sold	—	52,000
Proceeds from maturity of investment securities	25,244	35,955
Purchases of investment securities available-for-sale	—	(72,608)
Purchases of investment securities held-to-maturity	(7,694)	—
Purchases of MBS	(320,395)	(85,907)
Purchases of FHLB stock	(12,371)	(2,927)
Net increase in loans and lease finance receivables	(98,568)	(101,124)
Proceeds from sales of premises and equipment	110	111
Purchase of premises and equipment	(2,966)	(5,935)
Cash paid for purchase of First Coastal Bancshares, net of cash acquired	—	(743)
Purchase of Bank Owned Life Insurance	(293)	—

Net cash (used in)/provided by investing activities	(154,393)	161,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(93,208)	(145,032)
Net decrease in time deposits	(75,600)	(20,226)
Advances from Federal Home Loan Bank	450,000	600,000
Repayment of advances from Federal Home Loan Bank	(100,000)	(480,000)
Net decrease in other borrowings	(93,708)	(381,464)
Net increase in repurchase agreements	24,664	236,316
Cash dividends on common stock	(21,239)	(21,410)
Repurchase of common stock	(650)	(30,030)
Proceeds from exercise of stock options	606	1,053
Tax benefit related to exercise of stock options	172	317

Net cash provided by/(used in) financing activities	91,037	(240,476)

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,935	(20,414)
CASH AND CASH EQUIVALENTS, beginning of period	89,486	146,411

CASH AND CASH EQUIVALENTS, end of period	$92,421	$125,997

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2008	2007
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$50,796	$47,217
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain)/Loss on sale of premises and equipment	169	(15)
Increase in bank owned life insurance	(3,151)	(3,127)
Net amortization of premiums on investment securities	1,205	2,454
Provisions for credit losses	8,700	—
Stock-based compensation	1,117	752
Depreciation and amortization	8,290	7,097
Change in accrued interest receivable	934	(2,583)
Change in accrued interest payable	4,856	2,990
Change in other assets and liabilities	(6,625)	4,138

Total adjustments	15,495	11,706

NET CASH PROVIDED BY OPERATING ACTIVITIES	$66,291	$58,923

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned (OREO)	$1,927	$—

Purchase of First Coastal Bancshares:
Assets acquired	$—	$190,712
Goodwill & Intangibles	—	30,978
Liabilities assumed	—	(204,387)
Stock issued	—	(18,046)

Purchase price of acquisition, net of cash received	$—	$(743)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
     Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing and brokers mortgage loans to customers through its Citizens Financial Services Division (formerly known as Golden West Financial Division) and offers trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 44 Business Financial Centers and three Commercial Banking Centers with its headquarters located in the city of Ontario.
     The Company’s operating business units have been combined into two main segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury. Business Financial and Commercial Banking Centers (branches) is comprised of loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”
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
     Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
     Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2008, the Company entered into commitments with certain customers amounting to $757.0 million compared to $747.5 million at December 31, 2007. Letters of credit at September 30, 2008, and December 31, 2007, were $61.7 million and $60.9 million, respectively.
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
     Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first nine months of 2008, we recorded a provision for credit losses of $8.7 million. The allowance for credit losses was $40.1 million as of September 30, 2008. This represents an increase of $7.0 million when compared with an allowance for credit losses of $33.0 million as of December 31, 2007.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the nine months of 2008, the Company recorded an increase of $1.2 million in the reserve for undisbursed commitments. As of September 30, 2008, the balance in this reserve was $4.0 million.
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
     At September 30, 2008, the Company had impaired loans of $19.1 million. Of this amount, $8.0 million consisted of non-accrual residential construction and residential land loans, $2.1 million of non-accrual single family mortgage loans, $6.2 million of non-accrual commercial loans, $300,000 of non-accrual consumer loans and one loan of $2.5 million whose terms were modified in a troubled debt restructure. As a result of the restructure of this one loan, $598,000 was charged-off during the quarter ended September 30, 2008. The loans are supported by collateral with a fair value less selling costs, net of prior liens, of $16.3 million. The amount of specific reserve for these loans was $2.8 million at September 30, 2008. At December 31, 2007, the Bank had one impaired loan with a balance of $1.1 million.
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
     Other Real Estate Owned — Other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. As of September 30, 2008, we had $1.9 million in OREO. This balance consists of $1.1 million representing a foreclosed condominium construction project, $315,000 for one single family residence from our mortgage pools and $475,000 for one residential construction loan. There was no OREO at December 31, 2007.
     Business Combinations and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment. The Company completed its annual impairment test as of July 1, 2008, and did not record any impairment of goodwill.

     At September 30, 2008 goodwill was $55.1 million. As of September 30, 2008, intangible assets that continue to be subject to amortization include core deposit premiums of $11.9 million (net of $15.2 million of accumulated amortization). Amortization expense for such intangible assets was $2.7 million for the nine months ended September 30, 2008. Estimated amortization expense, for the remainder of 2008 is expected to be $897,000. Estimated amortization expense, for the succeeding five fiscal years is $3.0 million for year one, $2.9 million for year two, $2.8 million for year three, $1.6 million for year four and $653,000 for year five. The weighted average remaining life of intangible assets is approximately 3.3 years.
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
     Earnings per Common Share — Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2008 was 83,270,263. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Nine Months
Ended September 30,

	2008			2007
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$50,796	83,106	$0.61	$47,217	83,716	$0.56
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	223	—	—	657	—

DILUTED EPS
Income available to common stockholders	$50,796	83,329	$0.61	$47,217	84,373	$0.56

Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)
For the Three Months
Ended September 30,

	2008			2007
		Weighted			Weighted
	Income	Average Shares	Per Share	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

BASIC EPS
Income available to common stockholders	$17,460	83,148	$0.21	$16,121	84,373	$0.19
EFFECT OF DILUTIVE SECURITIES
Incremental shares from assumed exercise of outstanding options	—	225	—	—	357	—

DILUTED EPS
Income available to common stockholders	$17,460	83,373	$0.21	$16,121	84,730	$0.19

     Stock-Based Compensation — At September 30, 2008, the Company has three stock-based employee compensation plans, two of which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
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
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of September 30, 2008, the Bank entered into 16 interest-rate swap agreement with customers and 16 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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
     As of September 30, 2008, the total notional amount of the Bank’s swaps was $49.8 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the nine months ended September 30, 2008.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2008		September 30, 2008
	(amounts in thousands)
	Balance Sheet		Balance Sheet
Derivatives Not Designated as Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Other Assets	$762	Other Liabilities	$762

Total Derivatives		$762		$762

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
the nine months ended September 30, 2008
(amounts in thousands)

		Amount of Gain
	Location of Gain Recognized in	Recognized in Income
Derivatives Not Designated as Hedging Instruments	Income on Derivative	on Derivative
		September 30, 2008
Interest Rate Swaps	Other Income	$615

Total		$615

     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.

     CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $2.5 billion in assets under administration and $839 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
     Recent Accounting Pronouncements — On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they are traded in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP is effective as of September 30, 2008. There was no impact to our financial position or results of operations from the adoption of this FSP.
     In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations,” SFAS No. 141(R). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS No. 141’s cost-allocation process, which required the cost of the acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141(R) to have a material effect on the Company’s consolidated financial position or results of operations. The Company is evaluating the impact this standard will have on future transactions.
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
     Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At September 30, 2008, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
     Business Segments — The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers and 3 Commercial Banking Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s geographic regions are considered operating segments and have been aggregated for segment reporting purposes because the products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.
     The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the “Business Financial and Commercial Banking Centers” category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.
     The following tables present the operating results and other key financial measures for the individual reportable segments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$42,120	$30,620	$10,767	$—	$83,507
Credit for funds provided (1)	18,306	—	4,458	(22,764)	—

Total interest income	60,426	30,620	15,225	(22,764)	83,507

Interest expense	7,214	24,712	2,569	—	34,495
Charge for funds used (1)	19,360	856	2,548	(22,764)	—

Total interest expense	26,574	25,568	5,117	(22,764)	34,495

Net interest income	33,852	5,052	10,108	—	49,012

Provision for credit losses	—	—	4,000	—	4,000

Net interest income after provision for credit losses	$33,852	$5,052	$6,108	$—	$45,012

Non-interest income	5,471	1	2,901	—	8,373
Non-interest expense	12,173	342	16,542	—	29,057

Segment pretax profit (loss)	$27,150	$4,711	($7,533)	$—	$24,328

	Three Months Ended September 30, 2007
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	45,362	$29,224	$13,294	$—	$87,880
Credit for funds provided (1)	16,266	$0	3,764	(20,030)	—

Total interest income	61,628	29,224	17,058	(20,030)	87,880

Interest expense	17,025	$24,113	5,034	—	46,172
Charge for funds used (1)	4,477	$8,365	7,188	(20,030)	—

Total interest expense	21,502	32,478	12,222	(20,030)	46,172

Net interest income	40,126	(3,254)	4,836	—	41,708

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	$40,126	($3,254)	$4,836	$—	$41,708

Non-interest income	4,628	$1	3,234	—	7,863
Non-interest expense	11,515	$312	15,391	—	27,218

Segment pretax profit (loss)	$33,239	($3,565)	($7,321)	$—	$22,353

	Nine Months Ended September 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$125,280	$90,545	$33,870	$—	$249,695
Credit for funds provided (1)	39,224	—	6,421	(45,645)	—

Total interest income	164,504	90,545	40,291	(45,645)	249,695

Interest expense	27,569	71,568	8,934	—	108,071
Charge for funds used (1)	27,519	6,596	11,530	(45,645)	—

Total interest expense	55,088	78,164	20,464	(45,645)	108,071

Net interest income	109,416	12,381	19,827	—	141,624

Provision for credit losses	—	—	8,700		8,700

Net interest income after provision for credit losses	$109,416	$12,381	$11,127	$—	$132,924

Non-interest income	16,068	7	9,141	—	25,216
Non-interest expense	36,135	950	50,749	—	87,834

Segment pretax profit (loss)	$89,349	$11,438	( $30,481)	$—	$70,306

Segment assets as of September 30, 2008	$3,300,145	$2,512,581	$609,060	$—	$6,421,786

	Nine Months Ended September 30, 2007
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$127,191	$90,727	$37,873	$—	$255,791
Credit for funds provided (1)	47,252	—	10,876	(58,128)	—

Total interest income	174,443	90,727	48,749	(58,128)	255,791

Interest expense	47,655	74,737	13,644	—	136,036
Charge for funds used (1)	11,292	24,198	22,638	(58,128)	—

Total interest expense	58,947	98,935	36,282	(58,128)	136,036

Net interest income	115,496	(8,208)	12,467	—	119,755

Provision for credit losses	—	—	—		—

Net interest income after provision for credit losses	$115,496	( $8,208)	$12,467	$—	$119,755

Non-interest income	13,586	1	9,770	—	23,357
Non-interest expense	32,695	857	44,411	—	77,963

Segment pretax profit (loss)	$96,387	($9,064)	($22,174)	$—	$65,149

Segment assets as of September 30, 2007	$3,479,527	$1,991,940	$685,927	$—	$6,157,394

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
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

Assets & Liabilities Measured at Fair Value on a Recuring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Investment Securities-AFS	$2,387,444	$—	$2,387,444	$—
Interest Rate Swaps	762	—	762	—

Total Assets	$2,388,206	$—	$2,388,206	$—

Description of Liability

Interest Rate Swaps	$762	$—	$762	$—

Assets & Liabilities Measured at Fair Value on a Non-Recuring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)	Reserves

Description of Assets

Impaired Loans	$16,285	$—	$10,578	$5,707	(2,843)

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
     In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. These loans fall within Level 2 of the fair value hierarchy. Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation. These loans fall within Level 3 of the fair value hierarchy. As of September 30, 2008, impaired loans totaled $19.1 million, with a specific reserve of $2.8 million, resulting in a fair value of $16.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions including changes resulting from a prolonged economic downturn, adverse capital and credit market conditions and volatility within those markets, competition in the geographic and business areas in which we conduct operations, natural disasters, ability to successfully integrate acquisitions, fluctuations in interest rates, ability of borrowers to perform under the terms of their loans, credit quality, and government regulations. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in September 2007, we acquired FCB Capital Trust I and II. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Through our acquisition of FCB our geographic market has expanded to include the South Bay region of Los Angeles County. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans and a decrease in deposit balances from escrow companies. Unemployment is increasing. Job growth is slowing and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions continue to deteriorate. Approximately 22% of our total loan portfolio of $3.6 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region.

Weaknesses in the local economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened five de novo branches: Glendale, Bakersfield, Fresno, Madera, and Stockton. In February 2008, we opened our first Commercial Banking Center in Encino, California. In May 2008, we opened two additional Commercial Banking Centers, one for the Inland Empire region and one for Orange County. These centers will operate primarily as a sales office and focus on business clients and their principals, professionals, and high net-worth individuals.
     Our net income increased to $50.8 million for the first nine months of 2008 compared with $47.2 million for the first nine months of 2007, an increase of $3.6 million or 7.58%. Diluted earnings per share increased to $0.61 per share for 2008, from $0.56 per share in 2007. The increase of $3.6 million is primarily the result of the decrease in interest expense by $28.0 million offset by a decrease in interest income of $6.1 million, increases in other operating expenses of $9.9 million and an increase of $8.7 million in provision for credit losses.
     Net income increased to $17.5 million for the quarter ended September 30, 2008 compared with $16.1 million for the same period in 2007, an increase of $1.3 million or 8.31%. Diluted earnings per share increased to $0.21 per share for the third quarter of 2008, from $0.19 per share for the third quarter of 2007. The increase of $1.3 million is primarily the result of the decrease in interest expense by $11.7 million offset by a decrease in interest income of $4.4 million, increases in other operating expenses of $1.8 million and an increase of $4.0 million in provision for credit losses.
     Although our loans and investments for the first nine months of 2008 compared with the first nine months of 2007 has grown, our interest income has decreased slightly due to lower interest rates. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have a low cost of deposits, currently 1.16% for the nine months of 2008.
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
     We classify as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, except for mortgage-related securities as discussed in the previous paragraph. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
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
RECENT DEVELOPMENTS
     There have been significant disruptions in the U.S. and international financial system during the period covered by this report. As a result, available credit has been reduced or ceased to exist. The reduction in availability of credit, loss of confidence in the entire financial sector, and volatility in financial markets adversely affects the Company and the Bank. Although we do not actively lend in the home mortgage market, we have experienced a decline in fair value of some of our investment securities as a result of the disruptions in the financial markets. Continued disruptions in the financial system are likely to have an ongoing adverse impact on all institutions in the U.S. banking and financial industries. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital into the banking system.
     In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (“Treasury”) has authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program include:
•	dividends on the Treasury’s preferred stock at a rate of 5% for the first five years and 9% dividends thereafter;

•	stock splits are prohibited, but common stock dividends are allowed;

•	common stock dividends cannot be increased for three years while Treasury is an investor unless preferred stock is redeemed or consent from Treasury is received;

•	the Treasury preferred stock cannot be redeemed for three years unless the participating institution raises qualifying private capital;

•	Treasury must consent to any buy back of other stock (common or other preferred);

•	Treasury receives warrants equal to 15% of Treasury’s total investment in the participating institution;

•	participating institution’s executives must agree to certain compensation restrictions, and

•	restrictions on the amount of executive compensation which is tax deductible.
     The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. The Company and the Bank meet all applicable regulatory capital requirements and remain well capitalized. We currently expect to participate in the TARP capital purchase program and have made an application for the sale of shares of its preferred stock.
     Federal and state governments could pass additional legislation responsive to current credit conditions. As a result, we could experience higher credit losses because of federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
     The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case, the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, or could cause new customers to open deposit accounts at the Bank. We have decided to remain in this program for the benefit of our customer base. The level and composition of our deposit portfolio directly impacts our funding cost and net interest margin. As a result of these measures, it is likely that the premiums we pay for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.
     The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability, currently being experienced, could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $50.8 million for the nine months ended September 30, 2008. This represented an increase of $3.6 million or 7.58%, over net earnings of $47.2 million for the nine months ended September 30, 2007. Basic and diluted earnings per share for the nine-month period increased to $0.61 per share for 2008, compared to $0.56 per share for 2007. The annualized return on average assets was 1.07% for the nine months of 2008 compared to an annualized return on average assets of 1.04% for the nine months of 2007. The annualized return on average equity was 15.10% for the nine months ended September 30, 2008, compared to an annualized return of 15.82% for the nine months ended September 30, 2007. The decrease in annualized return on average equity for the nine month period is attributed to a higher average equity balance in 2008, as a result of unrealized gains recorded in other comprehensive income during the first three months of 2008 and earnings in excess of dividends.
     For the quarter ended September 30, 2008, our net earnings were $17.5 million. This represented an increase of $1.3 million or 8.31%, over net earnings of $16.1 million, for the third quarter of 2007. Basic and diluted earnings per share increased to $0.21 per share for the third quarter of 2008 compared to $0.19 per share for the third quarter of 2007. The annualized return on average assets was 1.08% for the third quarter of 2008 and 1.04% for the third quarter of 2007. The annualized return on average equity was 15.55% for the third quarter of 2008 compared to an annualized return on average equity of 15.99% for the third quarter of 2007.
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
     Our net interest income, after the provision for credit losses, totaled $132.9 million for the nine months ended September 30, 2008. This represented an increase of $13.2 million, or 11.00%, over net interest income, after provision for credit losses, of $119.8 million for the same period in 2007. The increase in net interest income of $13.2 million resulted from a $28.0 million decrease in interest expense, offset by a $6.1 million decrease in interest income and $8.7 million provision for credit losses recorded in the first nine months of 2008.
     Interest income totaled $249.7 million for the first nine months of 2008. This represented a decrease of $6.1 million, or 2.38%, compared to total interest income of $255.8 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.75% for the nine months of 2008 from 6.20% for the same period of 2007, or 45 basis points. Average earning assets increased by $342.3 million, or 6.04%, from $5.67 billion to $6.01 billion.
     Interest expense totaled $108.1 million for the first nine months of 2008. This represented a decrease of $28.0 million, or 20.56%, from total interest expense of $136.0 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 3.10% for the first nine months of 2008 from 4.18% for the same period in 2007, or 108 basis points. The decrease in yields and deposits was offset by an increase in average borrowings of $431.3 million, or 19.83%, from $2.17 billion to $2.61 billion.
     For the third quarter ended September 30, 2008, the Company’s net interest income, after provision for credit losses, totaled $45.0 million. This represented an increase of $3.3 million, or 7.92%, over net interest income of $41.7 million for the same period in 2007. The increase in net interest income of $3.3 million for the third quarter of 2008 resulted from a decrease of $11.7 million in interest expense, offset by a $4.4 million decrease in interest income and $4.0 million provision of credit losses recorded in the third quarter of 2008.
     Interest income totaled $83.5 million for the third quarter of 2008. This represented a decrease of $4.4 million, or 4.98%, compared to total interest income of $87.9 million for the same period last year. The decrease in interest income for the third quarter ending September 30, 2008 as compared to the third quarter ending September 30, 2007 was primarily the result of the decrease in average yield on earning assets to 5.65% for the third quarter of 2008 from 6.28% for the same period of 2007, or 63 basis points. Average earning assets increased by $360.3 million, or 6.29%, from $5.73 billion to $6.09 billion.
     Interest expense totaled $34.5 million for the third quarter of 2008. This represented a decrease of $11.7 million or 25.29%, from total interest expense of $46.2 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 2.91% for the third quarter ending September 30, 2008 from 4.16% for the same period in 2007, or 125 basis points. The decrease in yields was offset by an increase in average borrowings of $549.9 million, or 25.39%, from $2.17 billion to $2.72 billion.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the nine-month and three-month period ended September 30, 2008 and 2007. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine-month period ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,778,551	$65,448	4.95%	$1,746,192	$65,401	5.00%
Tax preferenced (1)	685,113	21,336	5.84%	663,680	22,029	5.92%
Investment in FHLB stock	88,508	3,666	5.52%	81,041	3,152	5.19%
Federal Funds Sold & Interest Bearing Deposits with other institutions	1,334	34	3.40%	2,010	92	6.10%
Loans (2) (3)	3,459,916	159,211	6.15%	3,178,242	165,117	6.95%

Total Earning Assets	6,013,422	249,695	5.75%	5,671,165	255,791	6.20%
Total Non Earning Assets	357,204			380,047

Total Assets	$6,370,626			$6,051,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,260,483	$13,255	1.40%	$1,290,946	$24,531	2.54%
Time Deposits	734,050	14,978	2.73%	854,353	29,000	4.54%

Total Deposits	1,994,533	28,233	1.89%	2,145,299	53,531	3.34%
Other Borrowings	2,605,543	79,838	4.03%	2,174,278	82,505	5.00%

Interest Bearing Liabilities	4,600,076	108,071	3.10%	4,319,577	136,036	4.18%

Non-interest bearing deposits	1,257,843			1,289,429
Other Liabilities	63,389			43,210
Stockholders’ Equity	449,318			398,996

Total Liabilities and Stockholders’ Equity	$6,370,626			$6,051,212

Net interest income		$141,624			$119,755

Net interest spread — tax equivalent			2.65%			2.02%
Net interest margin			3.18%			2.84%
Net interest margin — tax equivalent			3.37%			3.02%
Net interest margin excluding loan fees			3.09%			2.75%
Net interest margin excluding loan fees — tax equivalent			3.28%			2.92%

(1)	Non tax equivalent rate was 4.15% for 2008 and 4.43% for 2007.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008, $4,193; 2007, $ 4,106

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $16.6 million; 2007, $3,474

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,767,850	$22,142	5.01%	$1,643,382	$20,591	5.02%
Tax preferenced (1)	672,765	7,036	5.88%	671,883	7,493	5.97%
Investment in FHLB stock	91,729	1,367	5.96%	81,410	1,047	5.14%
Federal Funds Sold & Interest Bearing Deposits with other institutions	752	8	4.26%	5,377	72	5.36%
Loans (2) (3)	3,556,724	52,954	5.92%	3,327,462	58,677	7.00%

Total Earning Assets	6,089,820	83,507	5.65%	5,729,514	87,880	6.28%
Total Non Earning Assets	354,801			399,936

Total Assets	$6,444,621			$6,129,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,215,067	$3,477	1.14%	$1,299,069	$8,218	2.51%
Time Deposits	721,035	3,940	2.17%	901,710	10,227	4.50%

Total Deposits	1,936,102	7,417	1.52%	2,200,779	18,445	3.33%
Other Borrowings	2,715,548	27,078	3.90%	2,165,624	27,727	5.01%

Interest Bearing Liabilities	4,651,650	34,495	2.91%	4,366,403	46,172	4.16%

Non-interest bearing deposits	1,299,630			1,316,035
Other Liabilities	46,620			47,069
Stockholders’ Equity	446,721			399,943

Total Liabilities and Stockholders’ Equity	$6,444,621			$6,129,450

Net interest income		$49,012			$41,708

Net interest spread — tax equivalent			2.74%			2.12%
Net interest margin			3.24%			2.93%
Net interest margin — tax equivalent			3.43%			3.11%
Net interest margin excluding loan fees			3.16%			2.81%
Net interest margin excluding loan fees — tax equivalent			3.35%			2.99%

(1)	Non tax equivalent rate was 4.18% for 2008 and 4.46% for 2007.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008, $1,190; 2007, $ 1,726

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $16.6 million; 2007, $3,474

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.37% for the nine months of 2008, compared to 3.02% for the nine months of 2007. Our tax effected (TE) net interest margin for the third quarter of 2008 was 3.43%, compared to 3.11% for the third quarter of 2007. The increase in the net interest margin over the same period last year is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.65% for the nine months of 2008 and 2.02% for the same period last year. The increase in the net interest spread for the nine months ended September 30, 2008 resulted from a 108 basis point decrease in the cost of interest-bearing liabilities, offset by a 45 basis point decrease in the yield on earning assets, thus generating a 63 basis point increase in the net interest spread from the same period last year.
     For the third quarter of 2008, the Company’s net interest spread (TE) was 2.74% as compared to 2.12% for the same period last year. The increase in net interest spread for the third quarter ended September 30, 2008 resulted from a 125 basis point decrease in the cost of interest-bearing liabilities, offset by a 63 basis point decrease in the yield on earning assets, thus generating a 62 basis point increase in the net interest spread from the same period last year.
     The yield (TE) on earning assets decreased to 5.75% for the nine months of 2008, from 6.20% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 57.54% in the nine months of 2008 from 56.04% for the same period in 2007. Average investments as a percent of earning assets decreased to 40.97% in the nine months of 2008 from 42.49% for the same period in 2007. The yield on loans for the first nine months of 2008 decreased to 6.15% as compared to 6.95% for the same period in 2007 as a result of the decreasing interest rate environment during that period. The yield on loans decline at a slower rate than general interest rates as approximately 80% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are fixed typically for the first five or ten years of the loans. The yield (TE) on investments for the first nine months of 2008 decreased to 5.20% as compared to 5.25% for the same period in 2007. The decrease in rates, offset by increases in average loan and investment balances, resulted in a decrease in our interest income.
     The cost of average interest-bearing liabilities decreased to 3.10% for the first nine months of 2008 as compared to 4.18% for the same period in 2007, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities increased to 56.64% during the first nine months of 2008 as compared to 50.34% for the same period in 2007. The cost of borrowings for the first nine months of 2008 decreased to 4.03% as compared to 5.00% for the same period in 2007, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2008 decreased to 1.89% as compared to 3.34% for the same period in 2007, also reflecting the decrease in interest rates. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The decrease in rates and decrease in average interest-bearing deposits, offset by an increase in average borrowings, resulted in a decrease in our interest expense.
     For the third quarter of 2008, the yield (TE) on earning assets decreased to 5.65%, from 6.28% for the same period last year. The cost of average interest-bearing liabilities decreased to 2.91% for the third quarter of 2008 as compared to 4.16% for the same period in 2007. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of nine months ended September 30,
	2008 Compared to 2007
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$600	$(655)	$102	$47
Tax-advantaged securities	1,002	(398)	(1,297)	(693)
Fed funds sold & interest-bearing deposits with other institutions	(31)	(41)	14	(58)
Investment in FHLB stock	291	201	22	514
Loans	14,656	(19,035)	(1,527)	(5,906)

Total interest on earning assets	16,518	(19,928)	(2,686)	(6,096)

Interest Expense:
Savings deposits	(579)	(11,017)	334	(11,262)
Time deposits	(4,089)	(11,577)	1,630	(14,036)
Other borrowings	16,412	(16,052)	(3,027)	(2,667)

Total interest on interest-bearing liabilities	11,744	(38,646)	(1,063)	(27,965)

Net Interest Income	$4,774	$18,718	$(1,623)	$21,869

	Comparison of quarters ended September 30,
	2008 Compared to 2007
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$1,582	$(41)	$10	$1,551
Tax-advantaged securities	21	(151)	(327)	(457)
Fed funds sold & interest-bearing deposits with other institutions	(62)	(15)	13	(64)
Investment in FHLB stock	133	167	20	320
Loans	4,034	(9,033)	(724)	(5,723)

Total interest on earning assets	5,708	(9,073)	(1,008)	(4,373)

Interest Expense:
Savings deposits	(530)	(4,474)	243	(4,761)
Time deposits	(2,044)	(5,281)	1,058	(6,267)
Other borrowings	7,041	(6,143)	(1,547)	(649)

Total interest on interest-bearing liabilities	4,467	(15,898)	(246)	(11,677)

Net Interest Income	$1,241	$6,825	$(762)	$7,304

     Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $159.2 million for the first nine months of 2008. This represented a decrease of $5.9 million, or 3.58%, from interest and fees on loans of $165.1 million for the same period in 2007. The decrease in interest and fees on loans for the first nine months of 2008 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 6.15% for the first nine months of 2008, compared to 6.95% for the same period in 2007.

Average loans increased 8.86% from $3.18 billion for the first nine months of 2007 to $3.46 billion for the first nine months of 2008.
     Interest and fees on loans totaled $53.0 million for the third quarter of 2008. This represented a decrease of $5.7 million, or 9.75%, from interest and fees on loans of $58.7 million for the same period in 2007. The decrease was primarily due to the decrease in yields on loans, offset by increases in average loan balances.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2008 and 2007.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $4.2 million for the first nine months of 2008, as compared to $4.1 million for the same period in 2007, an increase of $87,000 or 2.12%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $90.5 million for the first nine months of 2008. This represented a decrease of $190,000, or 0.21%, from interest on investments of $90.7 million for the same period in 2007. The decrease in interest on investments for the nine months of 2008 from the same period last year was primarily the result of a decrease in the yield on investments offset by an increase in average investments over the same period last year. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield (TE) on investments decreased from 5.25% for the nine months of 2007 to 5.20% for the nine months of 2008. Average investment balances for the first nine months for 2008 increased $60.6 million, or 2.43% over the same period last year.
     For the third quarter of 2008, interest income on investments totaled $30.6 million. This represented an increase of $1.4 million, or 4.62%, over interest on investments of $29.2 million for the same period in 2007. The increase in interest on investments for the third quarter of 2008 over the same period last year reflected increases in the average balance of investments offset by decreases in the interest rates. The weighted-average yield (TE) on investments decreased to 5.25% for the third quarter of 2008, compared to 5.29% for the same period in 2007 as a result of the decreasing interest rate environment. Average investment balances for the third quarter of 2008 increased $131.0 million, or 5.46% over third quarter 2007.
Provision for Credit Losses
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. We made a provision for credit losses of $8.7 million during the first nine months of 2008. We did not make a provision for credit losses during the same period in 2007. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to total loans as of September 30,

2008 and 2007 was 1.11% and 0.92%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $1.7 million for the first nine months of 2008 and net recoveries totaled $20,000 during the same period of 2007. See “Risk Management — Credit Risk” herein.
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
     Other operating income totaled $25.2 million for the first nine months of 2008. This represents an increase of $1.9 million, or 7.96%, over other operating income of $23.4 million for the same period in 2007. The increase in other operating income was a result of increases in service charge on deposit accounts. For the nine months ended September 30, 2008, service charges on deposit accounts was $11.4 million, an increase of $1.6 million or 15.81%, over service charges on deposit accounts of $9.8 million in the same period last year. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earning allowance based on their average balances. Contributing to the increase in service charges on deposit accounts was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges.
     Other operating income totaled $8.4 million for the quarter ended September 30, 2008. This represents an increase of $510,000 or 6.49% over total other operating income of $7.9 million for the quarter ended September 30, 2007. This increase was due to increases in service charge income of $489,000, or 14.64%, over the same period last year.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.11% for the first nine months of 2008, as compared to 16.32% for the same period in 2007.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $87.8 million for the first nine months of 2008. This represents an increase of $9.9 million, or 12.66% over other operating expenses of $78.0 million for the same period in 2007. These increases in operating expenses were primarily due to the 4 additional offices acquired through the FCB acquisition in June of 2007 and the new Commercial Banking Centers, in addition to the overall growth of the Company. We also increased our provision for unfunded commitments by $1.2 million during the first nine months of 2008. The increase was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments.
     For the third quarter of 2008, other operating expenses totaled $29.1 million. This represents an increase of $1.8 million, or 6.76%, over other operating expenses of $27.2 million for the same period last year.
     At September 30, 2008, we employed 695 full time equivalent employees, compared to 692 full time equivalent employees at September 30, 2007.

     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.84% and 1.72% for the first nine months of 2008 and 2007, respectively.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2008, the efficiency ratio was 55.54%, compared to a ratio of 54.48% for the same period in 2007. For the third quarter of 2008, the efficiency ratio decreased to 54.43% as compared to 54.91% for the same period last year.
Income Taxes
     The Company’s effective tax rate for the three and nine months of 2008 was 28.23% and 27.75%, compared to 27.88% and 27.52% for the same periods in 2007. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
RESULTS BY BUSINESS SEGMENTS
     We have two reportable business segments: Business Financial and Commercial Banking Centers, and Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.
Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and nine months ended September 30, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$164,504	$174,443	$60,426	$61,628
Interest expense	55,088	58,947	26,574	21,502

Net Interest Income	$109,416	$115,496	$33,852	$40,126

Non-interest income	16,068	13,586	5,471	4,628
Non-interest expense	36,135	32,695	12,173	11,515

Segment pretax profit (loss)	$89,349	$96,387	$27,150	$33,239

Balance Sheet
Average loans	$3,459,916	$3,178,242	$3,556,724	$3,327,462
Average interest-bearing deposits	$1,994,533	$2,145,299	$1,936,101	$2,200,779
Yield on loans	6.15%	6.95%	5.92%	7.00%
Rate paid on deposits	1.89%	3.34%	1.52%	3.33%
     For the nine months ended September 30, 2008, segment profit decreased by $7.0 million, or 7.30%, compared to the same period last year. This was primarily attributed to the decrease in net interest income due to decreases in yield on loans and rates paid on deposits. Loan yields decreased 80 basis points while average loan balances increased by $281.7 million, or 8.86%. Deposit rates decreased 145 basis points and average interest-bearing deposits decreased by $150.8 million, or 7.03%. Non-interest income increased $2.5 million, or 18.27% for the nine months ended September 30, 2008 as a result of increases in service charge income. Non-interest expense increased $3.4 million, or 10.52%, due to the operating costs of the new Business Financial and Commercial Banking centers.
     For the quarter ending September 30, 2008, segment profit decreased by $6.1 million, or 18.32%, compared to the same period last year, primarily due to a decrease in net interest income as a result of a smaller credit for funds provided on deposits. Non-interest income increased $843,000, or 18.22% for the quarter ended September 30, 2008. Non-interest expense increased $658,000, or 5.71%, over the same period last year.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$90,545	$90,727	$30,620	$29,224
Interest expense	78,164	98,935	25,568	32,478

Net Interest Income	$12,381	$(8,208)	$5,052	$(3,254)

Non-interest income	7	1	1	1
Non-interest expense	950	857	342	312

Segment pretax profit (loss)	$11,438	$(9,064)	$4,711	$(3,565)

Balance Sheet
Average investments	$2,553,506	$2,492,923	$2,533,096	$2,402,052
Average borrowings	$2,605,543	$2,174,278	$2,715,548	$2,165,624
Yield on investments-TE	5.20%	5.25%	5.25%	5.29%
Non-tax equivalent yield	4.15%	4.43%	4.18%	4.46%
Rate paid on borrowings	4.03%	5.00%	3.90%	5.01%
     For the nine months ended September 30, 2008, segment profit increased by $20.5 million, or 226.19%, over the same period last year. The increase is attributed to an increase in net interest income due to the fact that a substantial portion of our securities portfolio is fixed rate while our rate on borrowings decreased 97 basis points from 5.00% in the first nine months of 2007 to 4.03% for the same period in 2008.
     For the quarter ended September 30, 2008, segment profit increased by $8.3 million, or 232.15%, over the same period last year, primarily due to decreases in interest expense as a result of decreases in rates on borrowings, offset by an increase in average borrowings.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Key Measures:
Statement of Operations
Interest income	$40,291	$48,749	$15,225	$17,058
Interest expense	20,464	36,282	5,117	12,222

Net interest income	$19,827	$12,467	$10,108	$4,836

Provision for Credit Losses	8,700	—	4,000	—
Non-interest income	9,141	9,770	2,901	3,234
Non-interest expense	50,749	44,411	16,542	15,391

Pre-tax loss	$(30,481)	$(22,174)	$(7,533)	$(7,321)

     The Company’s administration and other operating departments reported pre-tax loss of $30.5 million for the first nine months of 2008. This represents an increase of $8.3 million or 37.46%, from a pre-tax loss of $22.2 million for the same period in 2007. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses and increase in non-interest expense year over year. Non-interest expense for the first nine months of 2008 increased $6.3 million from the first nine months of 2007 primarily due to increases of $3.0 million in salaries and related costs, $1.2 million in our provision for unfunded commitments, $1.2 million in our FDIC insurance assessments, $0.5 million in professional fees and $0.4 million in intangible amortization as a result of the FCB acquisition.
     For the quarter ended September 30, 2008, pre-tax loss increased $212,000, or 2.90% over the same period last year. The increase in pre-tax loss is primarily attributed to the decreases in interest income and interest expense offset by an increase in provision for credit losses and non-interest expense. Non-interest expense for the quarter ended September 30, 2008 increased $1.2 million from the same period of 2007 primarily due to increases of $1.5 million in salaries and related costs offset by decreases in professional fees and intangible amortization.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.42 billion at September 30, 2008. This represented an increase of $127.8 million, or 2.03%, over total assets of $6.29 billion at December 31, 2007. Earning assets totaled $6.04 billion at September 30, 2008. This represented an increase of $109.6 million, or 1.85%, over total earning assets of $5.93 billion at December 31, 2007. Total liabilities were $5.98 billion at September 30, 2008, up $118.0 million, or 2.01%, from total liabilities of $5.87 billion at December 31, 2007. Total equity increased $9.9 million, or 2.32%, to $434.8 million at September 30, 2008, compared with total equity of $424.9 million at December 31, 2007.
Investment Securities
     The Company reported total investment securities of $2.40 billion at September 30, 2008. This represented an increase of $4.0 million, or 0.16%, from total investment securities of $2.39 billion at December 31, 2007. Investment securities comprise 39.62% of the Company’s total earning assets at September 30, 2008.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2008, securities held as available-for-sale had a fair value of $2.39 billion, representing 99.7% of total investment securities, with an amortized cost of $2.42 billion. At September 30, 2008, the net unrealized holding loss on securities available-for-sale was $28.0 million and that resulted in accumulated other comprehensive income of $16.2 million (net of $11.8 million in deferred taxes). At December 31, 2007, the Company reported net unrealized gain on investment securities available-for-sale of $7.1 million and accumulated other comprehensive income of $4.1 million (net of deferred taxes of $3.0 million).
     Table 3 sets forth investment securities available-for-sale at September 30, 2008 and December 31, 2007.
Table 3 — Composition of Investment Securities

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	39,193	474	—	39,667	1.66%
Mortgage-backed securities	1,131,934	3,870	(10,075)	1,125,729	47.15%
CMO’s / REMIC’s	574,522	3,175	(4,618)	573,079	24.01%
Municipal bonds	669,776	8,342	(29,149)	648,969	27.18%

Total Investment Securities	$2,415,425	$15,861	$(43,842)	$2,387,444	100.00%

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$992	$6	$—	$998	0.04%
Government agency & government-sponsored enterprises	50,192	698	(55)	50,835	2.13%
Mortgage-backed securities	1,028,272	4,542	(9,753)	1,023,061	42.80%
CMO’s / REMIC’s	620,526	3,154	(874)	622,806	26.05%
Municipal bonds	683,464	12,629	(3,227)	692,866	28.98%

Total Investment Securities	$2,383,446	$21,029	$(13,909)	$2,390,566	100.00%

     The weighted-average yield (TE) on the investment portfolio at September 30, 2008 was 4.68% with a weighted-average life of 5.1 years. This compares to a yield of 4.68% at December 31, 2007 with a weighted-average life of 4.7 years and a yield of 4.91% at September 30, 2007 with a weighted-average life of 4.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 71% of the portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated “AA” or better by either Standard & Poor’s or Moody’s, as of September 30, 2008 and December 31, 2007.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$4,771	$2,350	$—	$—	$4,771	$2,350
Available-for-Sale
Mortgage-backed securities	$646,878	$6,566	$194,490	$3,509	$841,368	$10,075
CMO/REMICs	250,247	4,574	2,133	44	252,380	4,618
Municipal bonds	380,000	24,694	43,139	4,455	423,139	29,149

	$1,277,125	$35,834	$239,762	$8,008	$1,516,887	$43,842

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government-sponsored enterprises	$—	$—	$10,434	$55	$10,434	$55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
     The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in fair value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held- to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $7.1 million, is not significant to our liquidity needs. We acquired this security in February

2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared recently in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of September 30, 2008, the unrealized loss on this security was $2.4 million and the fair value quoted on the security was 66% of the current par value. One rating agency has not downgraded the security from AAA, one rating agency has downgraded the security from AAA to AA during the third quarter of 2008 and another rating agency downgraded the security to BB in October, 2008. We evaluated the security for an other than temporary decline in fair value as of September 30, 2008 under the requirements of FAS 115. We believe the decline in fair value below cost on the security is not other than temporary based on a detailed model of the securitization performed by an outside third party which indicates we will receive all of our principal and interest on the security based on what we believe are the probable assumptions related to the housing market, the losses expected on the underlying mortgages, and the credit support available to the security, as well as, all other information available on the security and underlying collateral. Furthermore, the recent decline in value does not appear to be related to a decline in the outlook for the underlying housing market as the housing market has been under stress for most of this year but appears to be more related to the recent crisis in the financial markets and the extreme lack of liquidity in the overall market and in the mortgage debt market, in particular.
     Government Agency & Government-Sponsored Enterprises — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At September 30, 2008, there was no unrealized loss.
     Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated AAA with average life of approximately 3.8 years. The contractual cash flows of 97.2% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.8% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at September 30, 2008 is $3.5 million. This loss is comprised of three main blocks of securities: FNMA’s with a loss of $1.4 million, Freddie Mac with a loss of $2.1 million and non-government sponsored enterprises such as financial institutions with a loss of $43,000. Because we believe the decline in fair value is attributable to the changes in interest rates and the U.S. Government has secured the debt of FNMA and Freddie Mac through a conservatorship, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2008.
     Municipal Bonds — The municipal bonds in the Bank’s portfolio are all investment grade bonds, except for two bonds rated BB. Although these bonds are below investment grade, they are general obligation bonds and the underlying municipalities are not exhibiting financial problems. All of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 8.4 years. The unrealized loss greater than 12 months on these securities at September 30, 2008 is $4.5 million. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at September 30, 2008.

     We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. While most of our securities are insured by these companies, we feel that there is minimal risk of loss due to the problems these insurers are having. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe there is a loss in any given security.
     Although we determined that these securities are not are other-than-temporarily impaired, we will continue to monitor the portfolio in the light of economic, credit and market factors. In addition, we will look at the potential for improving the overall performance of the portfolio and the income of the Company. Accordingly, subsequent changes in some of these factors may indicate that we should sell some of these securities even though we have disclosed that we currently intend to hold these securities to maturity.
     At September 30, 2008 and December 31, 2007, investment securities having an amortized cost of approximately $2.32 billion and $2.29 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At September 30, 2008, we reported total loans, net of deferred loan fees, of $3.60 billion. This represents an increase of $100.2 million, or 2.87%, from total loans, net of deferred loan fees, of $3.50 billion at December 31, 2007. Total loans, net of deferred loan fees, comprise 59.49% of our total earning assets.
Table 4 — Distribution of Loan Portfolio by Type (dollar amount in thousands)

	September 30, 2008		December 31, 2007
Commercial and Industrial	$356,973	9.9%	$365,214	10.4%
Real Estate:
Construction	359,859	10.0%	308,354	8.8%
Commercial Real Estate	1,932,778	53.6%	1,805,946	51.5%
SFR Mortgage	341,389	9.5%	365,849	10.4%
Consumer	61,710	1.7%	58,999	1.7%
Municipal lease finance receivables	173,600	4.8%	156,646	4.5%
Auto and equipment leases, net of unearned discount	47,753	1.3%	58,505	1.7%
Dairy and Livestock	331,333	9.2%	387,488	11.0%

Gross Loans	3,605,395	100.0%	3,507,001	100.0%

Less: Deferred net loan fees	(10,058)		(11,857)

Gross loans, net of deferred loan fees	$3,595,337		$3,495,144
Less: Allowance for credit losses	(40,058)		(33,049)

Net Loans	$3,555,279		$3,462,095

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
     Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our loans by region.

	September 30, 2008
Loans by County	(amounts in thousands)	Percent
Los Angeles County	$1,210,349	33.6%
Inland Empire	791,802	22.0%
Central Valley	603,848	16.7%
Orange County	543,670	15.1%
Other Areas	455,726	12.6%

	$3,605,395	100.0%

     Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 65-75%. This table breaks down our real estate portfolio, with the exception of construction loans.

	September 30, 2008
			Percent
	(amounts in		Owner-
Real Estate Loans	thousands)	Percent	Occupied (1)
Single Family-Direct	$59,738	2.6%	100.0%
Single Family-Mortgage Pools	281,661	12.4%	100.0%
Multifamily	115,205	5.1%	22.5%
Industrial	655,206	28.9%	38.2%
Office	397,626	17.5%	25.1%
Retail	210,257	9.2%	13.8%
Medical	103,455	4.5%	44.6%
Secured by Farmland	149,856	6.6%	0.0%
Other	301,163	13.2%	53.7%

	$2,274,167	100.0%

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $59.7 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $280.9 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of September 30, 2008, the Company had $359.9 million in construction loans. This represents 10.0% of total loans outstanding of $3.6 billion. Of this $359.9 million in construction loans, approximately 32%, or $115.9 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $243.9 million, were related to commercial construction, which have continued to perform well. Our construction loans are located throughout our marketplace as can be seen in the following table.

	September 30, 2008
	SFR & Multifamily
	Land
Construction Loans	Development		Construction		Total
Inland Empire	$12,931	27.5%	$13,592	19.7%	$26,523	22.8%
Orange County	5,196	11.0%	7,567	11.0%	12,763	11.0%
Los Angeles County	—	—	29,521	42.9%	29,521	25.5%
Central Valley	22,769	48.4%	3,349	4.9%	26,118	22.5%
San Diego County	3,891	8.3%	11,384	16.5%	15,275	13.2%
Other (includes out-of-state)	2,247	4.8%	3,465	5.0%	5,712	4.9%

	$47,034	100.0%	$68,878	100.0%	$115,912	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$7,730	23.0%	$90,033	42.7%	$97,763	40.1%
Orange County	—	—	23,622	11.2%	23,622	9.7%
Los Angeles County	5,946	17.8%	37,858	18.0%	43,804	18.0%
Central Valley	12,801	38.3%	34,858	16.6%	47,659	19.5%
Other (includes out-of-state)	6,977	20.9%	24,122	11.5%	31,099	12.7%

	$33,454	100.0%	$210,493	100.0%	$243,947	100.0%

     Of the total SFR and multifamily loans, $36.1 million are for multifamily and the remainder represents single-family loans.
Non-performing Assets
     We had non-performing assets of $18.6 million at September 30, 2008. Non-performing assets represent 0.52% of total loans and OREO and 0.29% of total assets at September 30, 2008. We had non-performing assets of $1.4 million at December 31, 2007. Non-performing assets include non-performing loans plus other real estate owned (foreclosed property). Non-performing loans include non-accrual loans and loans past due 90 or more days and still accruing interest.

	September 30,	December 31,
	2008	2007
	(amounts in thousands)
Non-accrual loans	$16,637	$1,435
Other real estate owned (OREO)	1,927	—

Total nonperforming assets	$18,564	$1,435

Percentage of nonperforming assets to total loans outstanding & OREO	0.52%	0.04%

Percentage of nonperforming assets to total assets	0.29%	0.02%

     We had loans with a balance of $19.1 million classified as impaired at September 30, 2008. This balance includes the non-performing loans of $16.6 million and one restructured loan with a balance of $2.5 million as of September 30, 2008. At December 31, 2007, we had one impaired loan with a balance of $1.1 million. Impaired loans measured 0.53% of gross loans as of September 30, 2008.
     At September 30, 2008, we held $1.9 million as OREO, which represents three foreclosed properties. This balance consists primarily of $1.1 million representing a foreclosed condominium construction project. A majority of the loan was charged-off in the fourth quarter of 2007. The subject loan was participated with another financial institution and the resulting OREO asset is owned jointly with that financial institution. The balance also includes $315,000 for one single family residence from our mortgage pools and $475,000 for one residential construction loan. The single family residence OREO was sold in October.
     There was no OREO at December 31, 2007.
     The table below provides trends in our non-performing assets and delinquencies during 2008.
Non-Performing Assets & Delinquency Trends
(amounts in thousands)

	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2007
Non-Performing Loans
Residential Construction and Residential Land	$8,020	$9,802	$1,535	$1,137
Residential Mortgage	2,062	1,672	1,153	298
Commercial	6,243	551	19	—
Consumer	312	312	—	—

Total	$16,637	$12,337	$2,707	$1,435

% of Total Loans	0.46%	0.35%	0.08%	0.04%
Past Due 30+ Days
Residential Construction and Residential Land	$—	$—	$768	$—
Commercial Construction	2,500	—	—	—
Residential Mortgage	481	483	1,180	460
Commercial	1,871	483	15,709	1,713
Consumer	55	—	533	26

Total	$4,907	$966	$18,190	$2,199

% of Total Loans	0.14%	0.03%	0.53%	0.06%
OREO
Residential Construction	$1,612	$1,137	$1,137	$—
Residential Mortgage	$315	—	—	—

Total	$1,927	$1,137	$1,137	$—

Total Non-Performing, Past Due & OREO	$23,471	$14,440	$22,034	$3,634

% of Total Loans	0.65%	0.41%	0.65%	0.10%
     At December 31, 2007, we had $1.4 million in non-performing loans. As of March 31, 2008, we had $2.7 million in non-performing loans which increased to $12.3 million in non-performing loans at June 30, 2008 and further increased to $16.6 million at September 30, 2008 or 0.46% of total loans. At September 30, 2008, the non-performing loans consist of $8.0 million in residential construction and residential land loans, $2.1 million in single family mortgage loans, $6.2 million in commercial loans and $312,000 in consumer loans.
     Of the $8.0 million in residential construction and residential land loans, six loans are for single family development projects in the Inland Empire to two borrower groups. The outstanding balances, on these loans, range from $202,000 to $1.9 million.
     The $2.1 million single family mortgage loans consists of four single family residences from our pool of approximately 750 mortgage loans purchased over the past five years. We feel that we have sufficient equity, even after the market downturn, that our losses should not be significant.

     Of the $6.2 million in commercial loans, $5.7 million consists of two loans to a single borrower and are secured by both commercial and residential real estate located in the Inland Empire.
     The consumer loan consists of one equity line of credit.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of September 30, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At September 30, 2008, total deposits were $3.20 billion, representing a decrease of $168.8 million, or 5.02%, from total deposits of $3.36 billion at December 31, 2007. The decrease is primarily due to competition for low cost deposits in our local markets. The composition of deposits is as follows:

	September 30, 2008		December 31, 2007
		(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,302,205	40.7%	$1,295,959	38.5%
Interest bearing deposits
Savings Deposits	1,178,582	36.9%	1,278,035	38.0%
Time deposits	714,754	22.4%	790,355	23.5%

Total deposits	$3,195,541	100.0%	$3,364,349	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.30 billion at September 30, 2008, representing an increase of $6.2 million, or 0.48%, over total demand deposits of $1.30 billion at December 31, 2007. Non-interest-bearing demand deposits represented 40.7% of total deposits as of September 30, 2008 and 38.5% of total deposits as of December 31, 2007.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.18 billion at September 30, 2008, representing a decrease of $99.5 million, or 7.78%, from savings deposits of $1.28 billion at December 31, 2007.
     Time deposits totaled $714.8 million at September 30, 2008. This represented a decrease of $75.6 million, or 9.57%, from total time deposits of $790.4 million at December 31, 2007.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 43.37% as of September 30, 2008, as compared to 41.02% as of December 31, 2007.
     During 2008 and 2007, we entered into short-term borrowing agreements (borrowings with maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $1.05 billion under these agreements at September 30, 2008 and December 31, 2007. The weighted average annual interest rate was 3.80% and 4.48% at September 30, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. As of September 30, 2008 and December 31, 2007, total customer repurchases were $361.0 million and $336.3 million, respectively, with weighted average annual interest rates of 1.78% and 3.51%. As of September 30, 2008 and December 31, 2007, total funds borrowed under these agreements were $611.0 million and $586.3 million, respectively.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $950.0 million and $700.0 million under these agreements at September 30, 2008 and December 31, 2007, respectively. The weighted average annual interest rate was 4.09% and 4.88% at September 30, 2008 and December 31, 2007, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in September 2007 which is included in long-term borrowings in Item 1 — Financial Statements. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2008 and December 31, 2007 the amounts held by the Bank in the TT&L Note Option Program were $3.7 million and $540,000, collateralized by securities, respectively. Amounts are payable on demand. The Bank borrows at a variable rate of 36 and 86 basis points less than the average weekly federal funds rate, which was 2.40% and 5.03% at September 30, 2008 and December 31, 2007, respectively.
     At September 30, 2008, borrowed funds totaled $2.62 billion, representing an increase of $281.0 million, or 12.00%, over total borrowed funds of $2.34 billion at December 31, 2007.
Aggregate Contractual Obligations
     The following table summarizes our contractual commitments as of September 30, 2008:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)

Deposits	$3,195,541	$3,176,976	$14,880	$674	$3,011
FHLB and Other Borrowings	2,621,305	1,416,305	750,000	450,000	5,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,502	846	1,667	1,604	4,385
Operating Leases	26,935	5,388	8,436	6,083	7,028

Total	$5,967,338	$4,599,515	$774,983	$458,361	$134,479

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
Off-Balance Sheet Arrangements
     At September 30, 2008, we had commitments to extend credit of approximately $757.0 million and obligations under letters of credit of $61.7 million and available lines of credit totaling $811.7 million from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $4.0 million as of September 30, 2008 and $2.9 million as of December 31, 2007.
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
     The following table summarizes the off-balance sheet arrangements at September 30, 2008:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2008	(Amounts in thousands)
Commitment to extend credit	756,994	253,287	49,167	52,553	401,987
Obligations under letters of credit	61,699	41,079	14,734	5,886	—

Total	$818,693	$294,366	$63,901	$58,439	$401,987

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2008, the Bank’s loan to deposit ratio averaged 106.38%, compared to an average ratio of 92.53% for the same period in 2007. The slowdown in deposit growth and increase in loan balances has caused this ratio to increase.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At September 30, 2008, approximately $116.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $66.3 million for the nine months of 2008, compared to $58.9 million for the same period last year.
     Net cash used in investing activities totaled $154.4 million for the first nine months of 2008, compared to net cash provided by investing activities of $161.1 million for the same period in 2007. The increase in cash used in 2008 was primarily the result of the increase in purchases of mortgage-backed securities.
     Net cash provided by financing activities totaled $91.0 million for the first nine months of 2008, compared to net cash used in financing activities of $240.5 million for the same period last year.
     At September 30, 2008, cash and cash equivalents totaled $92.4 million. This represented a decrease of $33.6 million, or 26.64%, from a total of $126.0 million at September 30, 2007 and an increase of $2.9 million, or 3.28%, from a total of $89.5 million at December 31, 2007.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. We will continue to assess our need for capital and sources for that capital, including participation in the U.S. Department of Treasury’s Capital Purchase Program.

     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. At September 30, 2008, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “Well Capitalized”.
     The Company’s equity capital was $434.8 million at September 30, 2008. This represented an increase of $9.9 million or 2.32% from equity capital of $424.9 million at December 31, 2007. The increase was due primarily to the net earnings for the first nine months of 2008 in the amount of $50.8 million offset by the unrealized loss on securities available-for-sale, net of tax, of $20.4 million and payment of dividends in the amount of $21.2 million. The Company’s 2007 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     Table 6 below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2008, and December 31, 2007.

	Required
	Minimum	September 30, 2008		December 31, 2007
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	11.41%	11.17%	10.97%	10.39%
Total	8.00%	12.54%	12.18%	11.94%	11.24%
Leverage ratio	4.00%	7.77%	7.60%	7.56%	7.13%
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
     Central to the first phase of our credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.
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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the allowance. We recorded an $8.7 million provision for credit losses during the first nine months of 2008. There was no provision for credit losses during the first nine months of 2007.

TABLE 7 — Summary of Credit Loss Experience

	Nine months ended September 30,
	2008	2007
	(amounts in thousands)

Amount of Total Loans at End of Period (1)	$3,595,337	$3,311,749

Average Total Loans Outstanding (1)	$3,459,916	$3,178,242

Allowance for Credit Losses:
Beginning of Period	$33,049	$27,737
Loans Charged-Off:
Real Estate Loans	888	—
Commercial and Industrial	546	123
Lease Financing Receivables	318	182
Consumer Loans	240	40

Total Loans Charged-Off	1,992	345

Recoveries:
Real Estate Loans	192	3
Commercial and Industrial	20	338
Lease Financing Receivables	10	4
Consumer Loans	79	20

Total Loans Recovered	301	365

Net Loans Charged-Off/(Recovered)	1,691	(20)

Provision Charged to Operating Expense	8,700	—
Acquisition of First Coastal Bank	—	2,671

Allowance for Credit Losses at End of period	$40,058	$30,428

(1) Net of deferred loan fees

Net Loans Charged-Off (Recovered) to Average Total Loans	0.05%	-0.00%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.05%	-0.00%
Allowance for Credit Losses to Average Total Loans	1.16%	0.96%
Allowance for Credit Losses to Total Loans at End of Period	1.11%	0.92%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	4.22%	-0.07%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	19.44%	—
     While we believe that the allowance at September 30, 2008, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the third quarter with the following results:
•	We have $250 million in a repurchase agreement with an embedded double cap. This transaction was conducted in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aaa.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	All of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A or greater.

•	We have $182.1 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks. We rely on these funds for overnight borrowings.
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
     Approximately $1.7 billion, or 71.16%, of the total investment portfolio at September 30, 2008 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2008:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(4.31%)
- 200 basis points	3.22%
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition - As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. The Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events; however, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.
     There were no other changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2007, during the nine months ended September 30, 2008. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
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

CVB FINANCIAL CORP. (Registrant)
Date: November 6, 2008	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer