Form 10-K
period 2008-12-31
CVB FINANCIAL CORP
filed 2009-02-27
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from     N/A     to     N/A
Commission file number 1-10140
CVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	95-3629339
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

701 N. Haven Avenue, Suite 350
Ontario, California (Address of Principal Executive Offices)	91764 (Zip Code)
Registrant’s telephone number, including area code (909) 980-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of class Common Stock, no par value Preferred Stock Purchase Rights	Name of Each Exchange on Which Registered NASDAQ Stock Market, LLC NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do Not Check if Smaller Reporting Company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $785,609,620.
     Number of shares of common stock of the registrant outstanding as of February 15, 2009: 83,270,263.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2008	Part III of Form 10-K

CVB FINANCIAL CORP.
2008 ANNUAL REPORT ON FORM 10-K

INTRODUCTION
Cautionary Note Regarding Forward-Looking Statements
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:
•	Local, regional, national and international economic conditions and events (including the U.S. recession and natural disasters such as fires and earthquakes) and the impact they may have on us and our customers and our assessment of that impact;

•	Changes in the economy affecting real estate values;

•	Ability to attract deposits and other sources of liquidity;

•	Oversupply of inventory and continued deterioration in values of California real estate,both residential and commercial;

•	A slowdown in construction activity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Political instability;

•	Acts of war or terrorism or natural disasters;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•	Technological changes;

•	The ability to increase market share and control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Continued volatility in the credit and equity markets and its effect on the general economy;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in our organization, compensation and benefit plans;

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

•	Our success at managing the risks involved in the foregoing items.
For additional information concerning risks we face, see “Item 1A. Risk Factors” and any additional information we set forth in our periodic reports filed pursuant to the Exchange Act. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statements except as required by law.
PART I
ITEM 1. BUSINESS
CVB Financial Corp.
     CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (the “Bank”). The Bank is our principal asset. The Company has three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II (which was also created to raise capital) through the acquisition of First Coastal Bancshares (“FCB”) in June 2007.
     CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business - Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2008, the Company had $6.65 billion in total consolidated assets, $3.74 billion in net loans and $3.51 billion in deposits.
     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.
Citizens Business Bank
     The Bank commenced operations as a California state chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2008, the Bank had $6.64 billion in assets, $3.74 billion in net loans and $3.53 billion in deposits.
     As of December 31, 2008, we had 43 Business Financial Centers located in the San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, and Kern County areas of California. Of the 43 offices, we opened thirteen as de novo branches and acquired the other thirty in acquisition transactions.
     We also had four Commercial Banking Centers, all of which were opened in 2008. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other three centers are located within a Business Financial Center in each of San Bernardino, Los Angeles, and Orange Counties.
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
     We offer a wide range of financial services and trust services through CitizensTrust. These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.
Business Segments
     We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury Department. Our Business Financial and Commercial Banking Centers (“Centers”) are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury Department manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Business Segments in the notes to consolidated financial statements.

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
Economic Conditions, Government Policies, Legislation, and Regulation
     Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.
     Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.
     From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.
     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue at least well through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program or “TARP”, the EESA authorized the United States Department of the Treasury (“Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to Treasury. On January 15, 2009, the remaining $350 billion was released to Treasury.
     On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including us. The Treasury initially allocated $250 billion towards the TARP CPP. On December 5, 2008, the Company entered into a Securities Purchase Agreement-Standard Terms with the U.S. Treasury (“Stock Purchase Agreement”), pursuant to which, among other things, we sold to the U.S. Treasury for an aggregate purchase price of $130.0 million, preferred stock and warrants. Under the terms of the TARP CPP, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Cash Flow and —Capital Resources” in Part II, Item 7 herein.
     In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Company has complied with these requirements.
     The bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP.
     On February 10, 2009, The Treasury and the federal bank regulatory agencies announced, in a Joint Statement, a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.
     Legislation entitled the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted by the House and the Senate and was signed by President Obama on February 17, 2009. Among other provisions, the ARRA imposes new conditions upon recipients of additional TARP CPP funds, as well as, certain new requirements of financial institutions which have already received TARP CPP funds. These include additional restrictions on executive compensation.
     Further legislation may yet be proposed and enacted to restrict the use of or conditions imposed upon recipients of TARP funds, including possibly additional requirements imposed on financial institutions which have already received TARP funds.
     On February 23, 2008, the Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program announced February 10, 2009, including: (i) that should the “stress test” assessments of the major banks being initiated February 25, 2009 indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital. Otherwise, the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.
     The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to opt out of the debt guarantee program. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the Temporary Loan Guarantee Program. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to those holding companies which benefit directly and indirectly from the FDIC guarantees.
Supervision and Regulation
     General
     We and our subsidiaries are extensively regulated under both federal and state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations. The federal and state agencies regulating the financial services industry also frequently adopt changes to their regulations.

     The Company
     As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Accordingly, we are subject to the FRB’s regulations and its authority to:
.	require periodic reports and such additional information as the FRB may require.

.	require us to maintain certain levels of capital. See “Capital Requirements”.

.	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

.	terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

.	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

.	approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.
     Nonbanking and Financial Activities - Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Companies which elect to be treated as “financial holding companies” may also engage in broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. We have not currently elected to be treated as a financial holding company.
     The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).
     Securities Registration - Our securities are registered with the Securities Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.
     The Sarbanes-Oxley Act - The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:
.	required executive certification of financial presentations;

.	increased requirements for board audit committees and their members;

.	enhanced disclosure of controls and procedures and internal control over financial reporting;

.	enhanced controls over, and reporting of, insider trading; and

.	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.
     The Bank
     As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and by the FDIC as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation , subject to the general limitation of state bank powers under the Federal Deposit Insurance Act (“FDIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC have residual authority to:
.	require affirmative action to correct any conditions resulting from any violation or practice;

.	direct an increase in capital and the maintenance of specific minimum capital ratios;

.	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

.	enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

.	remove officers and directors and assess civil monetary penalties; and

.	take possession and close and liquidate the Bank.
     Permissible Activities and Subsidiaries - California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or conduct such activities themselves.
     Interstate Banking and Branching — Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home state. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently does not have any interstate branches.
     Federal Home Loan Bank System - The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2008, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $93.2 million. The FHLB recently announced that they would not pay any dividends on its capital stock in the first quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.
     Federal Reserve System - The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts. At December 31, 2008, the Bank was in compliance with these requirements.
     Dividends and Other Transfers of Funds
     Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $111.3 million at December 31, 2008. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Capital Requirements.”
     Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Fed policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
     Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the Treasury is outstanding, as well as the Company’s Series B Preferred Stock, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Cash Flow and —Capital Resources”).
     Capital Standards
     Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. At December 31, 2008, the Company’s and the Bank’s capital ratios exceed the minimum capital adequacy guideline percentage requirements of the federal banking agencies and the prompt corrective action regulations for “well capitalized” institutions. See Note 16 to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2008.
     The federal banking agencies have adopted risk-based minimum capital adequacy guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Under the capital adequacy guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The TARP CPP capital received by the Company from the U.S. Treasury also qualifies as Tier I capital. “Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%.
     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.
     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2008:

	As of December 31, 2008
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(amounts in thousands )
Leverage ratio	$631,643	9.8%	$256,765	4.0%	$374,878	5.8%
Tier 1 risk-based ratio	$631,643	14.2%	$178,179	4.0%	$453,464	10.2%
Total risk-based ratio	$692,352	15.5%	$356,423	8.0%	$335,929	7.5%
     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2008:

	As of December 31, 2008
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(amounts in thousands )
Leverage ratio	$620,323	9.7%	$257,129	4.0%	$363,194	5.7%
Tier 1 risk-based ratio	$620,323	13.9%	$178,126	4.0%	$442,197	9.9%
Total risk-based ratio	$676,000	15.2%	$356,024	8.0%	$319,976	7.2%
     Basel and Basel II Capital Requirements
     The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.
     In July 2008, the U.S. federal banking agencies issued a proposed rule that would give banking organizations, which do not use the Basel II advanced approaches, the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.
     Prompt Corrective Action
     The FDIA provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.
     A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulation. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.
     The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
     The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
     FDIC Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 effective through December 2009. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents. The Federal Deposit Insurance Corp. approved an interim rule on February 27, 2009 that will institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates beginning with the second quarter of 2009.
     Additionally, by participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.
     The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.

The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.
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
.	a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

.	any company controlled by any such executive officer, director or shareholder; or

.	any political or campaign committee controlled by such executive officer, director or principal shareholder.
     Such loans and leases:
.	must comply with loan-to-one-borrower limits;

.	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

.	must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

.	must not involve more than the normal risk of repayment or present other unfavorable features; and

.	in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.
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
     The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies whereby the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:
.	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

.	limit such loans and investments to or in any affiliate individually to 10.0% of the Bank’s capital and surplus;

.	limit such loans and investments to or in any affiliate in the aggregate to 20.0% of the Bank’s capital and surplus; and

.	requires such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.
     Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDIA prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.
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
     Consumer Laws
     The Bank and the Company are subject to many federal and state consumer protection statutes and regulations and laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:
.	The Home Ownership and Equity Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

.	Privacy policies are required by federal and state banking laws regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.

.	The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

.	The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

.	The Truth in Lending Act, or TILA, requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

.	The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

.	The Community Reinvestment Act, or CRA, requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate- income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of September 2008, the Bank was rated “satisfactory.”

.	The Home Mortgage Disclosure Act, or HMDA, includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

.	The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

.	The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.
     Regulation of Nonbank Subsidiaries
     Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.
     Employees
     At February 15, 2009, we employed 776 persons, 543 on a full-time and 233 on a part-time basis. We believe that our employee relations are satisfactory.
     Available Information
     Reports filed with the Securities and Exchange Commission (the “Commission”) include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied at the public reference facilities of the Commission on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS
     Risk Factors That May Affect Future Results - Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.
     Difficult economic and market conditions have adversely affected our industry
     Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
     If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.
     Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law EESA in response to the current crisis in the financial sector. The U.S. Department of the Treasury (“UST”) and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system and on February 17, 2009, President Obama signed into law ARRA. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.
     U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition
     As described in “Business — Economic Conditions, Government Policies, Legislation and Regulation”, recent turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.
     We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations
     During the year ended December 31, 2008, we recorded a $26.6 million provision for credit losses and charged off $5.7 million, net of $348,000 in recoveries. There has been a significant slowdown in the housing market in portions of Los Angeles, Riverside, San Bernardino and Orange counties and the Central Valley area of California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on home builders and suppliers. As of December 31, 2008, we had $2.3 billion in real estate loans and $0.35 billion in construction loans. Continuing deterioration in the real estate market generally and in the residential building segment in particular could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     Declines in commodity prices may adversely affect our results of operations.
     As of December 31, 2008, approximately twelve percent (12%) of our loan portfolio was comprised of dairy and livestock loans. Recent declines in commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy and livestock loans to perform under the terms of their borrowing arrangements with us. In particular, declines in commodity prices could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     Our allowance for credit losses may not be adequate to cover actual losses
     A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for credit losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance.

     Liquidity risk could impair our ability to fund operations and jeopardize our financial condition
     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.
     Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets
     A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.
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
     We may experience goodwill impairment
     If our estimates of segment fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on our earnings, the fair value of our Company as determined by our stock price, and company comparisons. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse affect on our results of operations and capital levels.
     Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance
     A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2008 our balance sheet was liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.
     We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings
     Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.
     The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain
     As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.
     Failure to manage our growth may adversely affect our performance
     Our financial performance and profitability depend on our ability to manage past and possible future growth. Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We face strong competition from financial services companies and other companies that offer banking services
     We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

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
     We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects
     Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, ARRA has imposed significant limitations on executive compensation for recipients of TARP funds, such as us, which may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.
     Managing reputational risk is important to attracting and maintaining customers, investors and employees
     Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.
     State laws may restrict our ability to pay dividends
     The ability for the Bank to pay dividends to us and for us to pay dividends to our shareholders is limited by California law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Cash Flows.”
     The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock and there can be no assurance of any future dividends on our common stock
     The Purchase Agreement between us and the UST pursuant to which we sold $130.0 million of our Series B Preferred Stock (the “TARP Preferred Stock”) and issued a warrant to purchase up to 1,669,521 shares of our common stock (the “TARP Warrant”) provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the TARP Preferred Stock have been redeemed by us or transferred by the UST to third parties, we may not, without the consent of the UST, (a) increase the cash dividend on our common stock above $0.085 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the TARP Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the TARP Preferred Stock. These restrictions, together with the potentially dilutive impact of the TARP Warrant could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.
     Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the TARP Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock
     The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. The shares of common stock underlying the TARP Warrant represent approximately 2.0% of the shares of our common stock outstanding as of February 15, 2009 (including the shares issuable upon exercise of the TARP Warrant in total shares outstanding). Although the UST has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders.
     Because of our participation in the Troubled Asset Relief Program, we are subject to several restrictions including restrictions on compensation paid to our executives
     Pursuant to the terms of the Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the UST holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the TARP Warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten-year time period. Pursuant to ARRA, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

     The price of our common stock may be volatile or may decline
     The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.
     The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statements”. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.
     Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline
     Various provisions of our articles of incorporation and by-laws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, a shareholder rights plan and the authorization to issue

“blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
     Changes in stock market prices could reduce fee income from our brokerage, asset management and investment advisory businesses
     We earn substantial wealth management fee income for managing assets for our clients and also providing brokerage and investment advisory services. Because investment management and advisory fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business.
     We may face other risks
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
     At December 31, 2008, the Bank occupied the premises for thirty-seven of its Business Financial and Commercial Banking Centers under leases expiring at various dates from 2009 through 2020, at which time we can exercise options that could extend certain leases through 2026. We own the premises for nine of our offices which include seven Business Financial Centers, and our Corporate Headquarters and Operations Center, both located in Ontario, California.
     At December 31, 2008, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $44.4 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2008, was $11.8 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 6 and 11 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to shareholders during the fourth quarter of 2008.
ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
     The following tables set forth certain information regarding our executive officers as of February 28, 2009:
Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	46

Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	65

James F. Dowd	Executive Vice President/Credit Management Division of the Bank	56

Todd E. Hollander	Executive Vice President/Sales Division of the Bank	42

Christopher A. Walters	Executive Vice President/CitizensTrust Division of the Bank	45
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
     Mr. Dowd assumed the position of Executive Vice President and Chief Credit Officer of the Bank on June 30, 2008. From 2006 to 2008, he served as Executive Vice President and Chief Credit Officer for Mellon First Business Bank. From 1991 to 2006, Mr. Dowd held several management positions with City National Bank, including Senior Vice President and Manager of Special Assets, Deputy Chief Credit Officer, and Interim Chief Credit Officer.
     Mr. Hollander assumed the position of Executive Vice President of the Bank on May 15, 2008. From 2005 to 2008, he served as Executive Vice President for the Community Banking Group of California National Bank. From 2003 to 2005, he served as Executive Vice President for the Commercial Banking Group of U.S. Bank. From 1990 to 2003, Mr. Hollander held various management positions with Wells Fargo & Company, Inc. including Executive Vice President, Senior Vice President, and Vice President of the Business Banking Group.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is traded on the Nasdaq Global Select National Market under the symbol “CVBF.” The following table presents the high and low closing sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,920 shareholders of record as of February 15, 2009.

Two Year Summary of Common Stock Prices
Quarter
Ended	High	Low	Dividends
3/31/2007	$13.38	11.42	$0.085 Cash Dividend
6/30/2007	$12.40	$10.63	$0.085 Cash Dividend
9/30/2007	$12.71	$9.51	$0.085 Cash Dividend
12/31/2007	$11.97	$9.98	$0.085 Cash Dividend

3/31/2008	$11.20	$8.45	$0.085 Cash Dividend
6/30/2008	$12.10	$9.44	$0.085 Cash Dividend
9/30/2008	$15.01	$7.65	$0.085 Cash Dividend
12/31/2008	$13.89	$9.29	$0.085 Cash Dividend
     For information on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow”.
     Issuer Purchases of Equity Securities
     On July 16, 2008, our Board of Directors approved a program to repurchase up to 5,390,482 shares of our common stock. This program was combined with the 4,609,518 shares remaining from our previous stock repurchase program, approved in August 2007. As of December 31, 2008, we have the authority to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. We made no repurchases of our common stock during the fourth quarter ended December 31, 2008. There is no expiration date for our current stock repurchase program.
     As a result of our participation in the Capital Purchase Program promulgated pursuant to TARP, prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of our outstanding Series B Preferred Stock has been redeemed or transferred to third parties unaffiliated with the UST, we may not, without the consent of the UST, repurchase or otherwise acquire any of our shares of common stock or any trust preferred securities, subject to certain limited exceptions. In addition, so long as any of our Series B Preferred Stock is outstanding, we may not repurchase or otherwise acquire any of our outstanding common stock unless we are current in our dividend payments on our outstanding Series B Preferred Stock.
     Performance Graph
     The following Performance Graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

     The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq National Market; and (ii) a published index comprised by Hemscott, Inc. of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on December 31, 2003, and reinvestment of dividends through December 31, 2008. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CVB FINANCIAL CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	2003	2004	2005	2006	2007	2008
CVB FINANCIAL CORP.	100.00	140.65	136.82	124.58	100.82	120.66
HEMSCOTT GROUP INDEX	100.00	122.08	127.85	133.39	95.71	65.58
NASDAQ MARKET INDEX	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6. SELECTED FINANCIAL DATA.
     The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

Item 6. Selected Financial Data

	At December 31,
	2008	2007	2006	2005	2004
	( Amounts and numbers in thousands except per share amounts)
Interest Income	$332,518	$341,277	$316,091	$246,884	$197,257
Interest Expense	138,839	180,135	147,464	77,436	46,517

Net Interest Income	193,679	161,142	168,627	169,448	150,740

Provision for Credit Losses	26,600	4,000	3,000	—	—
Other Operating Income	34,457	31,325	33,258	27,505	27,907
Other Operating Expenses	115,788	105,404	95,824	90,053	89,722

Earnings Before Income Taxes	85,748	83,063	103,061	106,900	88,925
Income Taxes	22,675	22,479	32,481	36,710	27,698

NET EARNINGS	$63,073	$60,584	$70,580	$70,190	$61,227

Basic Earnings Per Common Share (1)	$0.75	$0.72	$0.84	$0.83	$0.74

Diluted Earnings Per Common Share (1)	$0.75	$0.72	$0.83	$0.83	$0.73

Cash Dividends Declared Per Common Share	$0.340	$0.340	$0.355	$0.420	$0.480

Cash Dividends paid on Common Shares	28,317	28,479	27,876	27,963	23,821
Dividend Pay-Out Ratio (3)	44.90%	47.01%	39.50%	39.60%	38.74%
Weighted Average Common Shares (1):
Basic	83,120,817	83,600,316	84,154,216	84,139,254	83,221,496
Diluted	83,335,503	84,005,941	84,813,875	84,911,893	84,258,933
Common Stock Data:
Common shares outstanding at year end (1)	83,270,263	83,164,906	84,281,722	84,073,227	83,416,193
Book Value Per Share (1)	$5.92	$5.11	$4.60	$4.07	$3.81
Financial Position:
Assets	$6,649,651	$6,293,963	$6,092,248	$5,422,283	$4,510,752
Investment Securities available-for-sale	2,493,476	2,390,566	2,582,902	2,369,892	2,085,014
Net Loans	3,682,878	3,462,095	3,042,459	2,640,660	2,117,580
Deposits	3,508,156	3,364,349	3,406,808	3,424,045	2,875,039
Borrowings	2,345,473	2,339,809	2,139,250	1,496,000	1,186,000
Junior Subordinated debentures	115,055	115,055	108,250	82,476	82,746
Stockholders’ Equity	614,892	424,948	387,325	342,189	317,224
Equity-to-Assets Ratio (2)	9.25%	6.75%	6.36%	6.31%	7.03%
Financial Performance:
Net Income to Beginning Equity	14.84%	15.64%	20.63%	22.13%	21.44%
Net Income to Average Equity (ROE)	13.75%	15.00%	19.45%	20.77%	20.33%
Net Income to Average Assets (ROA)	0.99%	1.00%	1.22%	1.44%	1.47%
Net Interest Margin (TE) (4)	3.41%	3.03%	3.30%	3.86%	3.99%
Efficiency Ratio (5)	57.45%	55.93%	48.18%	45.72%	50.10%
Credit Quality:
Allowance for Credit Losses	$53,960	$33,049	$27,737	$23,204	$22,494
Allowance/Total Loans	1.44%	0.95%	0.90%	0.87%	1.05%
Total Non-Accrual Loans	$17,684	$1,435	$—	$—	$2
Non-Accrual Loans/Total Loans	0.47%	0.04%	0.00%	0.00%	0.00%
Allowance/Non-Accrual Loans	305.13%	2,303%	—	—	—
Net (Recoveries)/Charge-offs	$5,689	$1,358	$(1,533)	$46	$(1,212)
Net (Recoveries)/Charge-Offs/Average Loans	0.16%	0.04%	-0.05%	0.00%	-0.06%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	9.8%	7.6%	7.8%	7.7%	8.3%
Tier 1 Capital	14.2%	11.0%	12.2%	11.3%	12.6%
Total Capital	15.5%	12.0%	13.0%	12.0%	13.4%
For the Bank:
Leverage Ratio	9.7%	7.1%	7.0%	7.3%	7.8%
Tier 1 Capital	13.9%	10.5%	11.0%	10.8%	11.9%
Total Capital	15.2%	11.3%	11.8%	11.5%	12.7%

(1)	All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007, the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006, and the 5-for-4 stock split declared December 15, 2004, which became effective December 29, 2004. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends divided by net earnings.

(4)	Net interest income (TE) divided by total average earning assets

(5)	Noninterest expense divided by total revenue (net interest income, after provision for credit losses, and other operating income).

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
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of First Coastal Bancshares (“FCB”) in June 2007, we acquired FCB Capital II. We are based in Ontario, California in what is known as the “Inland Empire”. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
     Our primary source of income is from the interest earned on our loans and investments and our primary area of expense is the interest paid on deposits and borrowings, and salaries and benefits expense. As such our net income is subject to fluctuations in interest rates which impact our income statement. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans and a decrease in deposit balances from escrow companies. Unemployment is increasing and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions, both nationally and in California, continue to deteriorate. Approximately 22% of our total loan portfolio of $3.7 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in acquisitions and we will continue to pursue acquisition targets which will enable us to meet our business objectives and enhance shareholder value. Since 2000, we have acquired four banks and a leasing company, and we have opened five de novo branches in the following California cities: Glendale, Bakersfield, Fresno, Madera, and Stockton. We have also pursued growth organically. In 2008, we opened four Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other three centers are located within a Business Financial Center in each of San Bernardino, Los Angeles, and Orange Counties.
     The decrease in interest rates during 2008 as compared with 2007 has allowed our net interest income to grow. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. This has allowed us to have an overall low cost of deposits which contributed to a substantial reduction in interest expense in 2008 as compared to 2007.
     Our net income increased to $63.1 million in 2008 compared with $60.6 million in 2007, an increase of $2.5 million or 4.11%. Diluted earnings per common share increased $0.03, from $0.72 in 2007 to $0.75 in 2008. The increase of $2.5 million in net income is primarily the result of a substantial decrease in interest expense, offset by a decline in interest income, increase in other operating expense and $22.6 million increase in our provision for credit losses.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
     The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the years ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share amounts)
Net earnings	$63,073	$60,584	$70,580
Earnings per common share:
Basic (1)	$0.75	$0.72	$0.84
Diluted (1)	$0.75	$0.72	$0.83
Return on average assets	0.99%	1.00%	1.22%
Return on average shareholders’ equity	13.75%	15.00%	19.45%

(1)	All earnings per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007.
Earnings
     We reported net earnings of $63.1 million for the year ended December 31, 2008. This represented an increase of $2.5 million, or 4.11%, over net earnings of $60.6 million for the year ended December 31, 2007. Net earnings for 2007 decreased $10.0 million to $60.6 million, or 14.16%, from net earnings of $70.6 million for the year ended December 31, 2006. Diluted earnings per common share were $0.75 in 2008, as compared to $0.72 in 2007, and $0.83 in 2006. Basic earnings per common share were $0.75 in 2008, as compared to $0.72 in 2007, and $0.84 in 2006. Diluted and basic earnings per common share have been adjusted for the effects of a ten percent stock dividend declared December 20, 2006 and paid on January 19, 2007.
     The increase in net earnings for 2008 compared to 2007 was primarily the result of an increase in net interest income and other operating income, offset by an increase in loan loss provision and other operating expenses. The decrease in net earnings for 2007 compared to 2006 was primarily the result of a decrease in net interest income and increase in other operating expenses. The net earnings in 2008 and 2007 reflect the fluctuations in interest rates during those years and the impact on our net interest margin.
     For 2008, our return on average assets was 0.99%, compared to 1.00% for 2007, and 1.22% for 2006. Our return on average stockholders’ equity was 13.75% for 2008, compared to a return of 15.00% for 2007, and 19.45% for 2006.
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
     Our net interest income, after provision for credit losses totaled $167.1 million for 2008. This represented an increase of $9.9 million, or 6.32%, over net interest income of $157.1 million for 2007. Net interest income for 2007 decreased $8.5 million, or 5.12%, from net interest income of $165.6 million for 2006. The increase in net interest income of $9.9 million for 2008 resulted from a decrease of $41.3 million in interest expense offset by a decrease of $8.8 million in interest income and a $22.6 million increase in provision for credit losses. The decrease in interest expense of $41.3 million resulted from the decrease in average rate paid on interest-bearing liabilities to 3.01% in 2008 from 4.11% in 2007, offset by an increase of average interest-bearing liabilities of $259.1 million. The decrease of $8.8 million in interest income resulted from the decrease in the average yield on interest-earning assets to 5.71% in 2008 from 6.17% in 2007, offset by an increase of $341.6 million in average interest-earning assets.
     The decrease in net interest income of $8.5 million for 2007 as compared to 2006 resulted from an increase of $25.2 million in interest income offset by a $32.7 million increase in interest expense and a $1.0 million increase in provision for credit losses. This increase in interest income of $25.2 million resulted from the $297.7 million increase in average interest-earning assets and the increase in yield on earning assets to 6.17% in 2007 from 6.04% in 2006. The increase of $32.7 million in interest expense was the result of an increase in the average rate paid on interest-bearing liabilities to 4.11% in 2007 from 3.70% in 2006, and an increase of $359.9 million in average interest-bearing liabilities.
     Interest income totaled $332.5 million for 2008. This represented a decrease of $8.8 million, or 2.57%, compared to total interest income of $341.3 million for 2007. For 2007, total interest income increased $25.2 million, or 7.97%, over total interest income of $316.1 million for 2006. The decrease in total interest income during 2008 was primarily due to the decrease in interest rates, partially offset by the growth in average earning assets. The increase in 2007 was due to the increase in volume of interest-earning assets and increase in interest rates on total earning assets.
     Interest income includes dividends earned on our investment in FHLB capital stock. For the year ended December 31, 2008, 2007 and 2006, our interest income from dividends earned on FHLB stock totaled $4.6 million, $4.2 million and $3.7 million, respectively. The FHLB recently announced that they would not pay any dividends on its capital stock in the first quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future, which, in both cases, would adversely affect our interest income as compared to prior periods.
     Interest expense totaled $138.8 million for 2008. This represented a decrease of $41.3 million, or 22.93%, from total interest expense of $180.1 million for 2007. For 2007, total interest expense increased $32.7 million, or 22.15%, over total interest expense of $147.5 million for 2006. The decrease in interest expense during 2008 was due to the decrease in interest rates on deposits and borrowed funds, partially offset by the increase in average borrowed funds. The increase in interest expense for 2007 was primarily due to an increase in average interest-bearing liabilities and increase in the cost of total interest-bearing liabilities.
     Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Twelve-month period ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
ASSETS	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
(amounts in thousands)
Investment Securities
Taxable	$1,766,754	$86,930	4.97%	$1,722,605	$85,899	4.99%	$1,907,713	$91,029	4.80%
Tax preferenced (1)	675,309	28,371	5.91%	666,278	29,231	5.88%	604,222	26,545	5.90%
Investment in FHLB stock	89,601	4,552	5.08%	80,789	4,229	5.23%	74,368	3,721	5.00%
Federal Funds Sold & Interest Bearing Deposits with other institutions	1,086	39	3.59%	1,876	109	5.81%	1,843	92	4.99%
Loans (2) (3)	3,506,510	212,626	6.06%	3,226,086	221,809	6.88%	2,811,782	194,704	6.92%

Total Earning Assets	6,039,260	332,518	5.71%	5,697,634	341,277	6.17%	5,399,928	316,091	6.04%
Total Non Earning Assets	355,653			382,869			363,892

Total Assets	$6,394,913			$6,080,503			$5,763,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits (4)	$1,238,810	$16,413	1.32%	$1,288,745	$31,764	2.46%	$1,220,441	$26,637	2.18%
Time Deposits	769,827	19,388	2.52%	844,667	37,533	4.44%	940,634	40,543	4.31%

Total Deposits	2,008,637	35,801	1.78%	2,133,412	69,297	3.25%	2,161,075	67,180	3.11%
Other Borrowings	2,597,943	103,038	3.97%	2,214,108	110,838	4.94%	1,826,532	80,284	4.40%

Interest Bearing Liabilities	4,606,580	138,839	3.01%	4,347,520	180,135	4.11%	3,987,607	147,464	3.70%

Non-interest bearing deposits	1,268,548			1,285,857			1,354,014
Other Liabilities	61,119			43,285			59,296
Stockholders’ Equity	458,666			403,841			362,903

Total Liabilities and Stockholders’ Equity	$6,394,913			$6,080,503			$5,763,820

Net interest income		$193,679			$161,142			$168,627

Net interest spread — tax equivalent			2.70%			2.06%			2.34%
Net interest margin			3.22%			2.86%			3.13%
Net interest margin — tax equivalent			3.41%			3.03%			3.30%
Net interest margin excluding loan fees			3.13%			2.76%			3.02%
Net interest margin excluding loan fees — tax equivalent			3.32%			2.93%			3.19%

(1)	Non tax-equivalent rate was 4.20% for 2008, 4.39% for 2007, and 4.44% for 2006.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2008,$5,399; 2007, $5,585; 2006, $5,818

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2008, $17.7 million; 2007, $1,435; 2006, $0

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.41% for 2008, compared to 3.03% for 2007, and 3.30% for 2006. The increase in the net interest margin in 2008 and the decrease in net interest margin in 2007 is primarily the result of the changing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 2.70% for 2008, 2.06% for 2007, and 2.34% for 2006. The increase in the net interest spread for 2008 as compared to 2007 resulted from a 110 basis point decrease in the cost of interest-bearing liabilities offset by a 46 basis point decrease in the yield on earning assets, thus generating a 64 basis point increase in the net interest spread. The decrease in rates during 2008 had a smaller impact on our assets since a majority of our assets are fixed rate; while deposits and borrowings benefited from the rate decrease. The decrease in the net interest spread for 2007 as compared to 2006 resulted from a 13 basis point increase in the yield on earning assets offset by a 41 basis point increase in the cost of interest-bearing liabilities, thus generating a 28 basis point decrease in the net interest spread.
     The yield (TE) on earning assets decreased to 5.71% for 2008, from 6.17% for 2007, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 40.44% in 2008 from 41.93% in 2007. The yield on loans for 2008 decreased to 6.06% as compared to 6.88% for 2007. The yield on investments for 2008 decreased slightly to 5.23% as compared to 5.24% in 2007. The yield on loans for 2007 increased to 6.88% as compared to 6.92% for 2006. The yield on investments increased to 5.24% in 2007 as compared to 5.06% in 2006.

     The cost of average interest-bearing liabilities decreased to 3.01% for 2008 as compared to 4.11% for 2007 and 3.70% for 2006. These variations reflected the changing interest rate environment in 2008 and 2007, as well as the change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities increased to 56.40% for 2008 as compared to 50.93% for 2007 and 45.81% for 2006. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2008 was 1.78% as compared to 3.25% for 2007 and 3.11% for 2006, reflecting a decreasing interest rate environment in 2008 and increasing interest rate environment in 2007. The cost of borrowings for 2008 was 3.97% as compared to 4.94% for 2007, and 4.40% for 2006, also reflecting the same fluctuating interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW, Money Market and TCD Accounts.
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
TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of years ended December 31,
	2008 Compared to 2007				2007 Compared to 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$1,457	$(344)	$(82)	$1,031	$(8,822)	$3,622	$70	$(5,130)
Tax-advantaged securities	581	200	(1,641)	(860)	3,606	(121)	(799)	2,686
Fed funds sold & interest-bearing deposits with other institutions	(46)	(42)	18	(70)	2	15	—	17
Investment in FHLB stock	461	(121)	(17)	323	321	171	17	509
Loans	19,293	(26,454)	(2,022)	(9,183)	28,670	(1,125)	(440)	27,105

Total interest on earning assets	21,746	(26,761)	(3,744)	(8,759)	23,777	2,562	(1,152)	25,187

Interest Expense:
Savings deposits	(1,228)	(14,692)	528	(15,392)	1,489	3,417	249	5,155
Time deposits	(3,323)	(16,218)	1,437	(18,104)	(4,136)	1,223	(125)	(3,038)
Other borrowings	19,277	(21,835)	(5,242)	(7,800)	17,290	10,000	3,265	30,555

Total interest on interest-bearing liabilities	14,726	(52,745)	(3,277)	(41,296)	14,643	14,640	3,389	32,672

Net Interest Income	$7,020	$25,984	$(467)	$32,537	$9,134	$(12,078)	$(4,541)	$(7,485)

Interest and Fees on Loans
     Our major source of revenue is interest and fees on loans, which totaled $212.6 million for 2008. This represented a decrease of $9.2 million, or 4.14%, from interest and fees on loans of $221.8 million for 2007. For 2007, interest and fees on loans increased $27.1 million, or 13.92%, over interest and fees on loans of $194.7 million for 2006. The decrease in interest and fees on loans for 2008 reflects the decrease in loan yield, offset by the increase in average loan balances. The increase in interest and fees on loans for 2007 reflects the increase in average loan balances offset by a slight decrease in loan yield. The yield on loans decreased to 6.06% for 2008, compared to 6.88% for 2007 and 6.92% 2006.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at December 31, 2008, 2007, and 2006. For 2008 and 2007, we had $17.7 million and $1.4 million of non-accrual loans, respectively. Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $370,000 and $90,000 greater for 2008 and 2007, respectively. For 2006 we had no non-performing loans.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $5.4 million for 2008, $5.6 million for 2007 and $5.8 million for 2006.
Interest on Investments
     Another component of interest income is interest on investments, which totaled $119.9 million for 2008. This represented an increase of $423,000, or 0.35%, over interest on investments of $119.5 million for 2007. For 2007, interest on investments decreased $1.9 million, or 1.58%, from interest on investments of $121.4 million for 2006. The decrease in interest on investments for 2007 as compared to 2006 reflected the decreases in average balances. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 5.23% for 2008, compared to 5.24% for 2007 and 5.06% for 2006.
Interest on Deposits
     Interest on deposits totaled $35.8 million for 2008. This represented a decrease of $33.5 million, or 48.34%, from interest on deposits of $69.3 million for 2007. The decrease is due to the decrease in interest rates on deposits and decrease in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 1.78% in 2008 from 3.25% in 2007 and average interest-bearing deposits decreased $124.8 million, or 5.85% from 2007. Interest on deposits increased in 2007 by $2.1 million, over interest on deposits of $67.2 million during 2006. Our cost of total deposits was 1.09%, 2.03%, 1.91% for the years ended December 31, 2008, 2007, and 2006, respectively.
Interest on Borrowings
     Interest on borrowings totaled $96.0 million for 2008. This represents a decrease of $7.3 million, or 7.05%, from interest on borrowings of $103.3 million for 2007. The decrease is primarily due to the decrease in interest rates on borrowings, offset by an increase in average borrowings. Interest rates on borrowings decreased 98 basis points during 2008 to 3.87% from 4.85% during 2007. Interest on borrowings increased $29.9 million for 2007, over $73.4 million for 2006. The increase is attributed to an increase in average borrowings by $381.6 million, or 22.2% and an increase in interest rates from 4.27% in 2006 to 4.85% in 2007.
Provision for Credit Losses
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The nature of this process requires considerable judgment. As such, we made a provision for credit losses of $26.6 million in 2008, $4.0 million in 2007 and $3.0 million in 2006. The increase in allowance during 2008 was due to the increase in classified loans and the increase in qualitative factors which is consistent with the current economic environment. We believe the allowance is currently appropriate. The ratio of the allowance for credit losses to total loans as of December 31, 2008, 2007, and 2006 was 1.44%, 0.95% and 0.90%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The net charge-

offs totaled $5.7 million in 2008, $1.4 million in 2007, and net recoveries totaled $1.5 million in 2006. See “Risk Management — Credit Risk” herein.
Other Operating Income
     The components of other operating income were as follows:

	For the years ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share amounts)
Service charges on deposit accounts	$15,228	$13,381	$13,080
CitizensTrust	7,926	7,226	7,385
Bankcard services	2,329	2,530	2,486
BOLI Income	5,000	3,839	3,051
Other	3,974	4,349	6,199
Gain/(Loss) on sale of securities, net	—	—	1,057

Total other operating income	$34,457	$31,325	$33,258

     Other operating income, totaled $34.5 million for 2008. This represents an increase of $3.1 million, or 10.00%, over other operating income of $31.3 million in 2007. During 2007, other operating income decreased $1.9 million, or 5.81%, from other operating income, including realized gains on the sales of investment securities, of $33.3 million for 2006.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 15.10% for 2008, as compared to 16.28% for 2007 and 16.47% for 2006.
     Service charges on deposit accounts totaled $15.2 million in 2008. This represented an increase of $1.8 million or 13.81% over service charges on deposit accounts of $13.4 million in 2007. Service charges for demand deposits (checking) accounts for business customers are generally charged based on an analysis of their activity and include an earnings allowance based on their average balances. Contributing to the increase in service charges on deposit accounts was the lower interest rate environment that resulted in a lower account earnings allowance, which offsets services charges. Service charges on deposit accounts in 2007 increased $301,000 or 2.30% over service charges on deposit accounts of $13.1 million in 2006. Service charges on deposit accounts represented 44.19% of other operating income in 2008, as compared to 42.72% in 2007 and 39.33% in 2006.
     CitizensTrust consists of Trust Services and Investment Services income. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. CitizensTrust generated fees of $7.9 million in 2008. This represents an increase of $700,000, or 9.69% over fees generated of $7.2 million in 2007. Fees generated by CitizensTrust represented 23.00% of other operating income in 2008, as compared to 23.07% in 2007 and 22.20% in 2006.
     Bankcard Services, which provides merchant bankcard services, generated fees totaling $2.3 million in 2008, compared to $2.5 million in 2007 and 2006. Fees generated by Bankcard represented 6.76% of other operating income in 2008, as compared to 8.08% in 2007 and 7.48% in 2006.
     The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other operating income and are not subject to income tax. Bank Owned Life Insurance income totaled $5.0 million in 2008. This represents an increase of $1.2 million, or 30.25%, over BOLI income generated of $3.8 million for 2007. BOLI income in 2007 increased $788,000, or 25.84% over BOLI income generated of $3.1 million for 2006. The increase in BOLI income in 2008 was due to a death settlement of $967,000. The increase in BOLI income in 2007 was due to the purchase of $25.0 million in BOLI in September 2006.
     Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $4.0 million in 2008. This represented a decrease of $376,000, or 8.63% from other fees and income generated of $4.3 million in 2007. The other income in 2006 includes the gain on sale of the Arcadia and former Operations Center buildings of $726,000 and a legal settlement of $750,000.
     The sale of securities generated a realized gain of $1.1 million in 2006. The gains/losses on sales of securities in prior years were primarily due to repositioning of the investment portfolio to take advantage of the current interest rate cycle.
Other Operating Expenses
     The components of other operating expenses were as follows:

	For the years ended December 31,
	2008	2007	2006
	(Dollars in thousands,
	except per share amounts)
Salaries and employee benefits	$61,271	$55,303	$50,509
Occupancy	11,813	10,540	8,572
Equipment	7,162	7,026	7,025
Stationery and supplies	6,913	6,712	6,492
Professional services	6,519	6,274	5,896
Promotion	6,882	5,953	6,251
Amortization of Intangibles	3,591	2,969	2,353
Other	11,637	10,627	8,726

Total other operating expenses	$115,788	$105,404	$95,824

     Other operating expenses totaled $115.8 million for 2008. This represents an increase of $10.4 million, or 9.85%, over other operating expenses of $105.4 million for 2007. During 2007, other operating expenses increased $9.6 million, or 10.0%, over other operating expenses of $95.8 million for 2006.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.81% for 2008, compared to 1.73% for 2007, and 1.66% for 2006.
     Our ability to control other operating expenses in relation to the level of total revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2008, the efficiency ratio was 57.45%, compared to 55.93% for 2007 and 48.18% for 2006. The increase in 2008 and 2007 is due to increases in salaries and related expenses and other expenses as discussed below.
     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $61.3 million for 2008. This represented an increase of $6.0 million, or 10.79%, over salaries and related expenses of $55.3 million for 2007. In 2007, salary and related expenses increased $4.8 million, or 9.49%, over salaries and related expenses of $50.5 million for 2006. At December 31, 2008, we employed 778 persons, 540 on a full-time and 238 on a part-time basis. This compares to 766 persons, 541 on a full-time and 225 on a part-time basis at December 31, 2007 and 752 persons, 522 on a full-time and 230 on a part-time basis at December 31, 2006. The increases primarily resulted from increased senior management positions as a result of the overall growth of the Company and the addition of new business financial centers through the FCB acquisition, as well as, the addition of our new commercial banking centers. Salaries and related expenses as a percent of average assets increased to 0.96% for 2008, compared to 0.91% for 2007, and 0.88% for 2006.
     Occupancy and equipment expense totaled $19.0 million for 2008, compared to $17.6 million in 2007, and $15.6 million in 2006. The increase is primarily due to the new commercial banking centers opened in 2008 and the addition of new business financial centers through the FCB acquisition in 2007.
     Stationery and supplies expense totaled $6.9 million for 2008, compared to $6.7 million in 2007 and $6.5 million in 2006.
     Professional services totaled $6.5 million for 2008, $6.3 million for 2007, and $5.9 million for 2006. The increases were primarily due to professional expenses incurred for recruitment of new associates and legal fees due to outstanding litigation.
     Promotion expense totaled $6.9 million for 2008. This represented an increase of $929,000, or 15.60%, over expense of $6.0 million for 2007. Promotion expense decreased in 2007 by $298,000, or 4.77%, from expense of $6.3 million for 2006. The increase in promotional expenses during 2008 was partially due to the naming rights of the Citizens Business Bank Arena in Ontario, California and increases in advertising and promotion related to our new commercial banking centers.
     Other operating expenses totaled $11.6 million for 2008. This represented an increase of $1.0 million, or 9.50%, over expense of $10.6 million for 2007. The increase in 2008 was primarily due to increases in FDIC deposit insurance. As discussed in “Item 1. Business — FDIC Insurance,” further increases in deposit insurance premiums will increase other operating expenses in 2009. For 2007, other operating expenses increased $1.9 million, or 21.79%, over expense of $8.7 million in 2006. The increase in 2007 was primarily due to $1.2 million increase in the provision for unfunded commitments during 2007 and $675,000 related to the Bank’s share of allocable losses from certain tax-preferenced investments.
RESULTS BY SEGMENT OPERATIONS
     We have two reportable business segments, which are (i) Business Financial and Commercial Banking Centers and (ii) Treasury. The results of these two segments are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.
Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for years ended December 31, 2008, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2008	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$189,128	$234,142	$219,663
Interest expense	52,140	77,848	58,469
Non-interest income	21,593	18,148	15,136
Non-interest expense	48,108	44,558	41,258

Segment pretax profit	$110,473	$129,884	$135,072

Balance Sheet
Average loans	$3,506,510	$3,226,086	$2,811,782
Average interest-bearing deposits	$2,008,637	$2,133,412	$2,161,075
Yield on loans	6.06%	6.88%	6.92%
Rate paid on deposits	1.78%	3.25%	3.11%
     For 2008, interest income decreased $45.0 million, or 19.23%, when compared with interest income during 2007, primarily due to decreases in interest rates during 2008, offset by increases in average loan balances. For 2007, interest income increased $14.5 million, or 6.59%, when compared with interest income during 2006. This is due to the increase in balances outstanding on loans and increases in interest rates. Average loan balances increased year over year by $280.4 million, or 8.69% in 2008 and $414.3 million, or 14.73% in 2007.
     For 2008, interest expense decreased $25.7 million, or 33.02%, when compared with interest expense during 2007. The decrease in interest expense in 2008 was primarily due to the decrease in interest rates on deposits by 147 basis points. For 2007, interest expense increased $19.4 million, or 33.14%, when compared with interest expense during 2006. The increase in interest expense in 2007 is due to the increase in interest rates offered on deposit products.
     Non-interest income and non-interest expense also had increases when compared to the prior periods. The increases have been consistent year over year, primarily due to the growth of the Company. Non-interest income increased $3.4 million, or 18.98%, during 2008 over 2007 and increased $3.0 million, or 19.90%, during 2007 over 2006. Non-interest expense also increased $3.6 million, or 7.97%, for 2008 and $3.3 million, or 8.00%, for 2007.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the years ended December 31, 2008, 2007 and 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2008	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$119,975	$119,544	$121,438
Interest expense	99,714	129,698	115,839
Non-interest income	6	1	1,058
Non-interest expense	1,285	1,148	1,123

Segment pretax profit (loss)	$18,982	$(11,301)	$5,534

Balance Sheet
Average investments	$2,532,750	$2,471,548	$2,588,146
Average borrowings	$2,482,888	$2,102,030	$1,720,400
Yield on investments-TE	5.23%	5.24%	5.06%
Non-tax equivalent yield	4.20%	4.39%	4.44%
Rate paid on borrowings	3.87%	4.85%	4.27%
     For 2008, interest income increased $431,000, or 0.36%, over 2007, due to the increase in average balances. For 2007, interest income decreased $1.9 million, or 1.56% from 2006 due to a decrease in average investment balances by $116.6 million. We used a portion of the cash flow from our investment portfolio to pay-down borrowings and fund loans in 2007.
     For 2008, interest expense decreased $30.0 million or 23.12%, when compared with 2007. This is due to the 98 basis point decrease in interest rates paid on borrowings during 2008, offset by the increase in average borrowings. For 2007, interest expense increased $13.9 million or 11.96%, when compared with 2006, as a result of increases in rates and average borrowings. The cost of funding decreased to 3.87% in 2008 and increased in 2007 to 4.85% from 4.27% in 2006.
     The result of decrease in cost of funds during 2008 resulted in segment pre-tax income of $19.0 million, an increase of $30.3 million compared to 2007. Whereas the increase in cost of funds during 2007 resulted in an $11.3 million pre-tax loss compared to 2006.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the Company level.
Other

	For the Years Ended December 31,
	2008	2007	2006
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$50,279	$61,360	$52,879
Interest expense	13,849	46,358	51,045

Net interest income	$36,430	$15,002	$1,834

Provision for Credit Losses	26,600	4,000	3,000
Non-interest income	12,858	13,176	17,064
Non-interest expense	66,395	59,698	53,443

Pre-tax loss	$(43,707)	$(35,520)	$(37,545)

     The Company’s administration and other operating departments reported pre-tax loss of $43.7 million for the year ended December 31, 2008. This represented an increase of $8.2 million, or 23.05%, over pre-tax loss of $35.5 million for the year ended December 31, 2007. The increase is attributed to an increase in provision for credit losses, offset by a decrease in interest expense. Pre-tax loss for 2007 decreased $2.0 million to $35.5 million, or 5.39%, from pre-tax loss of $37.5 million for 2006.

Income Taxes
     Our effective tax rate for 2008 was 26.44%, compared to 27.06% for 2007, and 31.52% for 2006. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. In 2008 and 2007, the percentage of tax-preferenced income to total income increased, resulting in lower tax rate compared to prior year. The majority of tax preferenced income is derived from municipal securities.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.6 billion at December 31, 2008. This represented an increase of $355.7 million, or 5.65%, over total assets of $6.3 billion at December 31, 2007.
Investment Securities
     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2008, 2007, and 2006, and the maturity distribution of the investment securities portfolio at December 31, 2008. At December 31, 2008, we reported total investment securities of $2.50 billion. This represents an increase of $109.8 million, or 4.59%, from total investment securities of $2.39 billion at December 31, 2007.
     Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2008, securities held as available-for-sale had a fair value of $2.49 billion, representing 99.7% of total investment securities with an amortized cost of $2.44 billion. At December 31, 2008, the net unrealized holding gain on securities available-for-sale was $49.5 million that resulted in accumulated other comprehensive gain of $28.7 million (net of $20.8 million in deferred taxes).
Composition of the Fair Value of Securities Available-for-Sale:

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
U.S. Treasury Obligations	$—	0.00%	$998	0.04%	$970	0.04%
Government agency and government- sponsored enterprises	27,778	1.11%	50,835	2.13%	68,300	2.64%
Mortgage-backed securities	1,184,485	47.51%	1,023,061	42.80%	1,077,851	41.73%
CMO/REMICs	596,791	23.93%	622,806	26.05%	787,270	30.48%
Municipal bonds	684,422	27.45%	692,866	28.98%	645,785	25.00%
Other securities	—	0.00%	—	0.00%	2,726	0.11%

TOTAL	$2,493,476	100.00%	$2,390,566	100.00%	$2,582,902	100.00%

     The maturity distribution of the available-for-sale portfolio at December 31, 2008 consists of the following:

	Maturing
		Weighted	After one year	Weighted	After five	Weighted		Weighted	Balance as of	Weighted
	One year	Average	through Five	Average	years through	Average	After ten	Average	December 31,	Average	% to
	or less	Yield	Years	Yield	Ten Years	Yield	years	Yield	2008	Yield	Total
Government agency and government-sponsored
enterprises	21,353	5.23%	6,425	5.21%	—	0.00%	—	0.00%	$27,778	5.23%	1.11%
Mortgage-backed securities	266	5.26%	815,030	4.66%	368,711	5.25%	478	5.80%	$1,184,485	4.85%	47.50%
CMO/REMICs	6,811	4.49%	430,486	4.99%	159,494	5.11%	—	0.00%	$596,791	5.02%	23.94%
Municipal bonds (1)	68,281	5.15%	179,402	4.38%	276,518	3.92%	160,221	3.96%	$684,422	4.17%	27.45%

TOTAL	$96,711	5.12%	$1,431,343	4.73%	$804,723	4.76%	$160,699	3.97%	$2,493,476	4.71%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 5.91%.

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
     The weighted-average yield on the investment portfolio at December 31, 2008 was 4.70% with a weighted-average life of 4.9 years. This compares to a weighted-average yield of 4.68% at December 31, 2007 with a weighted-average life of 4.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
     Approximately 71% of the securities in the investment portfolio are issued by the U.S. government or U.S. government-sponsored agencies which guarantee payment of principal and interest.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

			December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government-sponsored enterprises	$—	$—	$10,434	$55	$10,434	$55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

     The table above shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. We have reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs the cost basis of the security would be written down to its fair value as a new cost basis and the write down would be accounted for as a realized loss. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements.
Loans
     At December 31, 2008, the Company reported total loans, net of deferred loan fees, of $3.74 billion. This represents an increase of $241.7 million, or 6.92%, over total loans of $3.50 billion at December 31, 2007.
     Table 4 presents the distribution of our loan portfolio at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Commercial and Industrial	$370,829	$365,214	$264,416	$223,330	$284,795
Real Estate
Construction	351,543	308,354	299,112	270,436	235,849
Commercial Real Estate	1,945,706	1,805,946	1,642,370	1,363,516	1,057,140
SFR Mortgage	333,931	365,849	284,725	271,237	116,282
Consumer, net of unearned discount	66,255	58,999	54,125	59,801	51,187
Municipal Lease Finance Receivables	172,973	156,646	126,393	108,832	71,675
Auto and equipment leases	45,465	58,505	51,420	39,442	34,753
Dairy and Livestock	459,329	387,488	358,259	338,035	297,659

Gross Loans	3,746,031	3,507,001	3,080,820	2,674,629	2,149,340

Less:
Allowance for Credit Losses	53,960	33,049	27,737	23,204	22,494
Deferred Loan Fees	9,193	11,857	10,624	10,765	9,266

Total Net Loans	$3,682,878	$3,462,095	$3,042,459	$2,640,660	$2,117,580

     Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, commercial property and single- family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy and livestock loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.
     Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our loans by region at December 31, 2008.

	December 31, 2008
	(amounts in
Loans by County	thousands)	Percent
Los Angeles County	$1,219,314	32.6%
Inland Empire	813,002	21.7%
Central Valley	674,683	18.0%
Orange County	540,897	14.4%
Other Areas	498,135	13.3%

	$3,746,031	100.0%

     Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have an original loan-to-value ratio of 65-75%. This table breaks down our real estate portfolio, with the exception of construction loans which are addressed in a separate table.

	December 31, 2008
			Percent
	(amounts in		Owner-
Real Estate Loans	thousands)	Percent	Occupied (1)
Single Family-Direct	$63,691	2.8%	100.0%
Single Family-Mortgage Pools	270,239	11.9%	100.0%
Multifamily	111,121	4.9%	0.0%
Industrial	654,415	28.7%	38.1%
Office	393,708	17.3%	25.1%
Retail	211,429	9.3%	14.4%
Medical	110,709	4.9%	40.3%
Secured by Farmland	155,676	6.8%	0.0%
Other	308,649	13.4%	54.2%

	$2,279,637	100.0%

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $63.7 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $270.2 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of December 31, 2008, the Company had $351.5 million in construction loans. This represents 9.38% of total loans outstanding of $3.7 billion. Of this $351.5 million in construction loans, approximately 29%, or $100.9 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $250.6 million, were related to commercial construction, which have continued to perform well. Our construction loans are located throughout our marketplace as can be seen in the following table.

	December 31, 2008
Construction Loans	SFR & Multifamily
	Land
	Development	Construction			Total
Inland Empire	$7,344	17.9%	$13,321	22.2%	$20,665	20.5%
Orange County	5,196	12.7%	4,590	7.7%	9,786	9.7%
Los Angeles County	—	0.0%	24,268	40.6%	24,268	24.0%
Central Valley	22,760	55.3%	3,368	5.6%	26,128	25.9%
San Diego County	3,690	9.0%	8,395	14.0%	12,085	12.0%
Other (includes out-of-state)	2,081	5.1%	5,897	9.9%	7,978	7.9%

	$41,071	100.0%	$59,839	100.0%	$100,910	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$9,976	26.6%	$93,235	43.7%	$103,211	41.2%
Orange County	—	0.0%	26,358	12.4%	26,358	10.5%
Los Angeles County	5,946	15.8%	42,586	20.0%	48,532	19.4%
Central Valley	14,675	39.0%	23,691	11.1%	38,366	15.3%
Other (includes out-of-state)	6,977	18.6%	27,189	12.8%	34,166	13.6%

	$37,574	100.0%	$213,059	100.0%	$250,633	100.0%

     Of the total SFR and multifamily loans, $22.0 million are for multifamily and the remainder represents single-family loans.
     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2008. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2008

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total
	(amounts in thousands)
Types of Loans:
Commercial and industrial	$156,235	$78,981	$135,613	$370,829
Commericial Real Estate	173,804	417,996	1,353,906	1,945,706
Construction	293,749	35,755	22,039	351,543
Dairy and Livestock	350,115	109,045	169	459,329
Other	22,527	106,843	489,254	618,624

	$996,430	$748,620	$2,000,981	$3,746,031

Amount of Loans based upon:
Fixed Rates	$39,761	$277,488	$1,099,531	$1,416,780
Floating or adjustable rates	956,669	471,132	901,450	2,329,251

	$996,430	$748,620	$2,000,981	$3,746,031

     As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, real property as collateral is not the primary source of repayment but has been taken as an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2008, substantially all of our loans secured by real estate were collateralized by properties located in

California. This concentration is considered when determining the adequacy of our allowance for credit losses.
Non-performing Assets
     Non-performing assets include OREO, non-accrual loans, and loans 90 days or more past due and still accruing interest (see “Risk Management — Credit Risk” herein). At December 31, 2008, we had $24.2 million in non-performing assets. Of this amount, $17.7 million were non-accrual loans. At December 31, 2007, we had $1.4 million in non-performing assets, all of which were non-accrual loans. Loans are put on non-accrual after 90 days of non-performance. They can also be put on non-accrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed. The Bank allocates specific reserves which are included in the allowance for credit losses for potential losses on non-accrual loans.
     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement. At December 31, 2008, we had loans with a balance of $20.2 million classified as impaired. This balance includes the non-accrual loans of $17.7 million and one restructured loan with a balance of $2.5 million as of December 31, 2008. A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition. During 2008, we restructured one commercial construction loan by taking a charge-off of $598,000 on principal and extending the maturity of the loan by eight months. At December 31, 2007 we had one impaired loan with a balance of $1.1 million and no loans that were classified as restructured.
     At December 31, 2008, we held $6.6 million as OREO. Of this amount, $4.9 million represents seven residential construction loans and $1.3 million represents two residential land loans. A majority of these loans were transferred from non-accrual loans during the fourth quarter of 2008. The remaining balance of $320,000 represents one loan from our mortgage pools. We held no OREO at December 31, 2007.
     Table 6 provides information on non-performing assets at the dates indicated.
TABLE 6 — Non-Performing Assets

	December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Nonaccrual loans	$17,684	$1,435	$—	$—	$2
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Other real estate owned (OREO)	6,565	—	—	—	—

Total nonperforming assets	$24,249	$1,435	$—	$—	$2

Restructured loans	$2,500	$—	$—	$—	$—

Percentage of nonperforming assets to total loans outstanding & OREO	0.65%	0.04%	0.00%	0.00%	0.00%

Percentage of nonperforming assets to total assets	0.36%	0.02%	0.00%	0.00%	0.00%

     The table below provides trends in our non-performing assets and delinquencies during 2008.

Non-Performing Assets & Delinquency Trends
(amounts in thousands)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
Non-Accrual Loans
Real Estate Construction-Residential	$7,524	$8,020	$9,802	$1,535	$1,137
SFR Mortgage	3,116	2,062	1,672	1,153	298
Commercial & Industrial	6,732	6,243	551	19	—
Consumer	312	312	312	—	—

Total	$17,684	$16,637	$12,337	$2,707	$1,435

% of Total Loans	0.47%	0.46%	0.35%	0.08%	0.04%

Past Due 30+ Days
Real Estate Construction-Residential	$—	$—	$—	$768	$—
Real Estate Construction-Commercial	—	2,500	—	—	—
SFR Mortgage	1,931	481	483	1,180	460
Commercial & Industrial	2,993	1,871	483	15,709	1,713
Consumer	231	55	—	533	26

Total	$5,155	$4,907	$966	$18,190	$2,199

% of Total Loans	0.14%	0.14%	0.03%	0.53%	0.06%

OREO
Real Estate Construction & Land-Residential	$6,245	$1,612	$1,137	$1,137	$—
SFR Mortgage	320	315	—	—	—

Total	$6,565	$1,927	$1,137	$1,137	$—

Total Non-Accrual, Past Due & OREO	$29,404	$23,471	$14,440	$22,034	$3,634

% of Total Loans	0.78%	0.65%	0.41%	0.65%	0.10%
     At December 31, 2007, we had $1.4 million in non-accrual loans. As of March 31, 2008, we had $2.7 million in non-accrual loans which increased to $12.3 million in non-accrual loans at June 30, 2008 and further increased to $16.6 million at September 30, 2008 or 0.46% of total loans. At December 31, 2008, non-accrual loans were $17.7 million; consisting of $7.5 million in residential construction loans, $3.1 million in single family mortgage loans, $6.7 million in commercial loans and $312,000 in consumer loans.
     Of the $7.5 million in residential construction loans, $7.4 million represents two loans, one for a single-family and one for a multi-family development projects to two borrower groups.
     The $3.1 million residential mortgage loans represent seven single-family mortgage loans from our pool of approximately 750 mortgage loans purchased over the past five years. The equity position in these seven loans is sufficient that we believe, even after the market downturn, our losses in this portfolio should not be significant.
     Of the $6.7 million in commercial loans, $5.7 million consists of two loans to a single borrower and are secured by commercial real estate located in the Inland Empire, $892,000 consists of one small business loan and $100,000 consists of one commercial loan secured by real estate.
     The consumer loan consists of one equity line of credit.
     As of December 31, 2008 our Dairy and Livestock loans have continued to perform in accordance with loan terms. Recent declines in commodity prices, including milk prices, could impact our dairy and livestock loan portfolio in future periods resulting in increased loan losses.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above and loans disclosed as impaired, (see “Risk Management — Credit Risk” herein) we are not aware of any loans as of December 31, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.
     We reported total deposits of $3.51 billion at December 31, 2008. This represented an increase of $143.8 million, or 4.27%, over total deposits of $3.36 billion at December 31, 2007. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2008, 2007 and 2006 in the table below.

	Year Ended December 31,
	2008		2007		2006
			(Amounts in thousands)
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits
Demand deposits	$1,268,548	—	$1,285,857	—	1,354,014	—
Interest bearing deposits
Investment Checking	341,254	0.73%	338,923	1.62%	297,729	1.51%
Money Market	780,997	1.71%	830,042	3.05%	794,634	2.72%
Savings	116,559	0.47%	119,780	0.78%	128,078	0.39%
Time deposits	769,827	2.52%	844,667	4.44%	940,634	4.31%

Total deposits	$3,277,185		$3,419,269		3,515,089

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 38.03% of total deposits as of December 31, 2008 and 38.52% of total deposits as of December 31, 2007. Non-interest-bearing demand deposits totaled $1.33 billion at December 31, 2008. This represented an increase of $38.3 million, or 2.95%, over total non-interest-bearing demand deposits of $1.30 billion at December 31, 2007.
     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2008.
Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)
3 months or less	$575,773
Over 3 months through 6 months	142,875
Over 6 months through 12 months	7,428
Over 12 months	11,249

Total	$737,325

Other Borrowed Funds
     To achieve the desired growth in earning assets we fund that growth through the sourcing of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 40.12% at December 31, 2008, as compared to 41.02% at December 31, 2007.
     During 2008 and 2007, we entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had outstanding balances of $776.5 million and $954.0 million under these agreements at December 31, 2008 and 2007, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2008 and 2007, we entered into an overnight agreement with certain financial institutions and our customers to borrow an aggregate of $364.0 million and $430.8 million, respectively.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2008 and 2007, total funds borrowed under these agreements were $607.8 million and $586.3 million, respectively.
     The following table summarizes the short-term borrowings:

	Federal Funds
	Purchased and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
		(Dollars in thousands)
At December 31, 2008
Amount outstanding	$363,973	$776,500	$1,140,473
Weighted-average interest rate	1.28%	1.39%	1.35%
For the year ended December 31, 2008
Highest amount at month-end	$562,190	$1,162,000	$1,724,190
Daily-average amount outstanding	$458,993	$1,199,757	$1,658,751
Weighted-average interest rate	2.03%	3.31%	2.96%
At December 31, 2007
Amount outstanding	$430,809	$954,000	$1,384,809
Weighted-average interest rate	3.85%	4.67%	4.42%
For the year ended December 31, 2007
Highest amount at month-end	$510,112	$1,554,000	$2,064,112
Daily-average amount outstanding	$373,746	$1,100,858	$1,474,604
Weighted-average interest rate	4.45%	3.71%	3.90%
     During 2008 and 2007, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $950.0 million and $700.0 million under these agreements at December 31, 2008 and 2007, respectively, with weighted-average interest rate of 4.1% in 2008 and 4.9% in 2007. We had an average outstanding balance of $802.9 million and $622.2 million as of December 31, 2008 and 2007, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.
     The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings in Item 15 — Exhibits and Financial Statement Schedules. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.
     At December 31, 2008, borrowed funds totaled $2.35 billion. This represented an increase of $10.5 million, or 0.45%, over total borrowed funds of $2.34 billion at December 31, 2007. The maximum outstanding at any month-end was $2.68 billion during 2008 and $2.76 billion during 2007.
     At December 31, 2008 and 2007 junior subordinated debentures totaled $115.1 million.

Aggregate Contractual Obligations
     The following table summarizes the aggregate contractual obligations as of December 31, 2008:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
			(amounts in thousands)
Deposits	$3,508,156	$3,483,676	$20,925	$603	$2,952
FHLB and Other Borrowings	2,350,846	1,145,846	500,000	450,000	255,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,414	846	1,659	1,601	4,308
Operating Leases	25,946	5,289	8,031	4,582	8,044

Total	$6,008,417	$4,635,657	$530,615	$456,786	$385,359

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.
     FHLB Borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements, and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II matures in 2034 and becomes callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of December 31, 2008.
     Deferred compensation represents the amounts that are due to former employees’ based on salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments due under non-cancelable operating leases.
Off-Balance Sheet Arrangements
     At December 31, 2008, we had commitments to extend credit of approximately $642.7 million, obligations under letters of credit of $63.1 million and available lines of credit totaling $1.7 billion from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $4.2 million as of December 31, 2008 and $2.9 million as of December 31, 2007.
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
     The following table summarizes the off-balance sheet items:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2008	( Amounts in thousands )
Commitment to extend credit	$642,737	$215,729	$57,244	$43,577	$326,187
Obligations under letters of credit	63,102	47,206	10,010	5,886	—

Total	$705,839	$262,935	$67,254	$49,463	$326,187

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2008, the Bank’s loan to deposit ratio averaged 107.00%, compared to an average ratio of 94.35% for 2007 and 79.99% for 2006. The slowdown in deposit growth and increase in loan balances caused this ratio to increase.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity. As a result of our participation in TARP, we issued $130 million of our Series B Preferred Stock. The Series B Preferred Stock accrues a cumulative cash dividend at the rate of 5% for the first five years of issuance and 9% thereafter. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rent paid by a third party on office space in our corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (CVB) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to CVB in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year.
     At December 31, 2008, approximately $111.3 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. See “Item 1. Business-Dividends and Other Transfers of Funds.” As of December 31, 2008, neither the Bank nor CVB had any material commitments for capital expenditures.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $83.6 million for 2008, $71.1 million for 2007, and $70.9 million for 2006. The increase in 2008 compared to 2007 was primarily the result of a decrease in interest and dividends received, offset by a decrease in interest paid on deposits and borrowings and increase in income taxes paid.
     Cash used in investing activities totaled $333.9 million for 2008, compared to $21.1 million for 2007 and $680.7 million for 2006. The increase in 2008 compared to 2007 is due to increases in the purchase of investments securities during 2008.
     Net cash provided by financing activities totaled $256.1 million for 2008, compared to funds used by financing activities of $106.9 million in 2007 and funds provided by financing activities of $626.0 million for 2006. The increase in net cash provided by financing activities during 2008 was primarily the result of an increase in time deposit balances and issuance of preferred stock.
     At December 31, 2008, cash and cash equivalents totaled $95.3 million. This represented an increase of $5.8 million, or 6.49%, over a total of $89.5 million at December 31, 2007.
Capital Resources
     Historically, the primary source of capital for the Company has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.
     In December 2008, we applied for and received $130.0 million through the issuance to the U.S. Department of Treasury’s Capital Purchase Program of Series B Preferred Stock. Although the Company has a strong balance sheet, management believed it was important to obtain this money to strengthen our capital position in these uncertain times. Dividends on our outstanding Series B Preferred Stock are payable at a rate of 5% for the first five years of issuance, and 9% thereafter. Dividends are cumulative.
     Total stockholders’ equity was $614.9 million at December 31, 2008. This represented an increase of $189.9 million, or 44.70%, over total stockholders’ equity of $424.9 million at December 31, 2007. The increase is primarily due to $130.0 million received through the Capital Purchase Program discussed above and retained net earnings.
     For further information about our capital ratios, see Item 1. Business — Capital Standards.
     During 2008, the Board of Directors of the Company declared quarterly cash dividends that totaled $0.34 per share for the full year. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Prior to the earlier of (i) December 5, 2011 and (ii) the date on which our outstanding Series B Preferred Stock has been redeemed in whole or the UST has transferred all of such preferred stock to unaffiliated third parties, we may not declare or pay a dividend on our outstanding common stock in excess of $0.085 per share. In addition, we may not declare or pay any dividend on our outstanding common stock unless all accrued and unpaid dividends have been paid on our Series B Preferred Stock. We do not believe that the continued payment of cash dividends will impact the ability of the Company to continue to exceed the current minimum capital standards.
RISK MANAGEMENT
     We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Department monitors these risks to minimize exposure to the Company.

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
     The second major element in our methodology for assessing the appropriateness of the allowance consists of our considerations of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.
     In the second major element of the analysis which considers qualitative factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded a provision for credit losses of $26.6 million, $4.0 million and $3.0 million for 2008, 2007 and 2006, respectively.
     At December 31, 2008, we reported an allowance for credit losses of $54.0 million. This represents an increase of $20.9 million, or 63.27%, over the allowance for credit losses of $33.0 million at December 31, 2007. During 2008, we recorded a provision for credit losses of $26.6 million and net charge-offs of $5.7 million. The increase in allowance during 2008 was due to the increase in classified loans and the increase in qualitative factors which is consistent with the current economic environment. (See Table 8 — Summary of Credit Loss Experience.)
     For 2008, total loans charged-off were $6.0 million, offset by the recoveries of loans previously charged-off of $348,000 resulting in net charge-offs of $5.7 million. For 2007, total loans charged-off were $2.1 million offset by the recoveries of loans previously charged-off of $739,000 resulting in net charge-offs of $1.4 million.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. The Company recorded an increase of $1.3 million and $1.2 million in the reserve for undisbursed commitments for 2008 and 2007, respectively. As of December 31, 2008, the balance in this reserve was $4.2 million compared to a balance of $2.9 million as of December 31, 2007. The increase in provision for unfunded commitments was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments.
     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated.

	As of and For Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,736,838	$3,495,144	$3,070,196	$2,663,863	$2,140,074

Average Total Loans Outstanding (1)	$3,506,510	$3,226,086	$2,811,782	$2,277,304	$1,905,145

Allowance for Credit Losses at Beginning of Period	$33,049	$27,737	$23,204	$22,494	$21,282

Loans Charged-Off:
Real Estate	4,690	1,748	—	780	1,002
Commercial and Industrial	626	127	90	243	943
Lease Finance Receivables	410	182	79	91	110
Consumer Loans	311	41	31	266	265

Total Loans Charged-Off	6,037	2,098	200	1,380	2,320

Recoveries:
Real Estate Loans	192	82	1,140	572	775
Commercial and Industrial	24	465	400	543	2,558
Lease Finance Receivables	48	148	82	101	86
Consumer Loans	84	44	111	118	113

Total Loans Recovered	348	739	1,733	1,334	3,532

Net Loans Charged-Off (Recovered)	5,689	1,359	(1,533)	46	(1,212)

Provision Charged to Operating Expense	26,600	4,000	3,000	—	—

Adjustments Incident to Mergers and reclassifications	—	2,671	—	756	—

Allowance for Credit Losses at End of period	$53,960	$33,049	$27,737	$23,204	$22,494

Net Loans Charged-Off (Recovered) to Average Total Loans	0.16%	0.04%	-0.05%	0.00%	-0.06%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.15%	0.04%	-0.05%	0.00%	-0.06%
Allowance for Credit Losses to Average Total Loans	1.54%	1.02%	0.99%	1.02%	1.18%
Allowance for Credit Losses to Total Loans at End of Period	1.44%	0.95%	0.90%	0.87%	1.05%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	10.54%	4.11%	-5.53%	0.20%	-5.39%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	21.39%	33.98%	-51.10%	—	—

(1)	Net of deferred loan origination fees.
     While we believe that the allowance at December 31, 2008, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
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
Table 9 — Allocation of Allowance for Credit Losses

	December 31,
	2008		2007		2006		2005		2004
						% of Loans		% of Loans		% of Loans
	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	to Total	Allowance	to Total	Allowance	to Total
	for	Total Loans	for	Total Loans	for	Loans in	for	Loans in	for	Loans in
	Credit	in Each	Credit	in Each	Credit	Each	Credit	Each	Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category
	( amounts in thousands )
Real Estate	$16,463	60.8%	$9,028	61.9%	$8,232	62.5%	$9,452	61.2%	$6,284	54.5%
Construction	19,491	9.4%	7,828	8.8%	4,320	9.7%	2,370	10.1%	1,698	11.0%
Commercial and Industrial	17,271	28.0%	15,266	27.6%	14,568	26.0%	14,122	26.5%	15,464	32.1%
Consumer	735	1.8%	506	1.7%	297	1.8%	224	2.2%	126	2.4%
Unallocated	—		421		320		(2,964)		(1,078)

Total	$53,960	100.0%	$33,049	100.0%	$27,737	100.0%	$23,204	100.0%	$22,494	100.0%

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

     The table below provides the actual balances as of December 31, 2008 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2008, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	Balance	Average					Five years	Estimated
	December 31,	Rate	One year	Two years	Three years	Four years	and beyond	Fair Value
2008					(Amounts in thousands)
Interest-Earning Assets
Investment securities available for sale (1)	$2,493,476	4.71%	$7,170	$6,288	$25,431	$58,328	$2,396,259	$2,493,476
Investment securities held-to-maturity	6,867	6.23%	—	—	—	—	6,867	4,770
Loans and lease finance receivables, net	3,682,878	6.06%	996,429	229,879	114,433	116,259	2,225,878	3,754,118

Total interest earning assets	$6,183,221		$1,003,599	$236,167	$139,864	$174,587	$4,629,004	$6,252,364

Interest-Bearing Liabilities
Interest-bearing deposits	$2,173,908	1.78%	$2,157,128	$12,236	$1,010	$403	$3,131	2,177,435
Demand note to U.S. Treasury	5,373	1.43%	5,373	—	—	—	—	5,373
Borrowings	2,345,473	3.87%	1,145,473	400,000	100,000	350,000	350,000	2,415,900
Junior subordinated debentures	115,055	6.09%	—	—	—	—	115,055	116,149

Total interest-bearing liabilities	$4,639,809		$3,307,974	$412,236	$101,010	$350,403	$468,186	$4,714,857

(1)	These include mortgage-backed securities which generally prepay before maturity.
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

		Over 90	Over 180
	90 days	days to	days to	Over
	or less	180 days	365 days	365 days	Total
2008		(amounts in thousands)
Earning Assets:
Investment Securities at carrying value	$185,604	$158,128	$230,836	$1,925,775	$2,500,343
Gross Loans	1,351,931	197,818	297,539	1,898,743	3,746,031

Total	$1,537,535	$355,946	$528,375	$3,824,518	$6,246,374

Interest Bearing Liabilities
Savings Deposits	$707,324	$—	$—	$436,458	$1,143,782
Time Deposits	768,174	150,029	82,131	29,792	1,030,126
Demand Note to U.S. Treasury	5,373	—	—	—	5,373
Other Borrowings	1,145,473	—	—	1,200,000	2,345,473
Junior subordinated debentures	115,055	—	—	—	115,055

Total	$2,741,399	$150,029	$82,131	$1,666,250	$4,639,809

Period GAP	$(1,203,864)	$205,917	$446,244	$2,158,268	$1,606,565

Cumulative GAP	$(1,203,864)	$(997,947)	$(551,703)	$1,606,565

		Over 90	Over 180
	90 days	days to	days to	Over
	or less	180 days	365 days	365 days	Total
2007		(amounts in thousands)
Earning Assets:
Investment Securities at carrying value	$122,700	$126,059	$218,086	$1,923,721	$2,390,566
Gross Loans	1,130,451	173,951	298,425	1,904,174	3,507,001

Total	$1,253,151	$300,010	$516,511	$3,827,895	$5,897,567

Interest Bearing Liabilities
Savings Deposits	$745,571	$—	$—	$532,465	$1,278,036
Time Deposits	558,410	142,184	68,685	21,075	790,354
Demand Note to U.S. Treasury	540	—	—	—	540
Other Borrowings	1,089,809	—	550,000	700,000	2,339,809
Junior subordinated debentures	32,579	—	41,238	41,238	115,055

Total	2,426,909	142,184	659,923	1,294,778	4,523,794

Period GAP	$(1,173,758)	$157,826	$(143,412)	$2,533,117	$1,373,773

Cumulative GAP	$(1,173,758)	$(1,015,932)	$(1,159,344)	$1,373,773

     Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2008, and 2007. We had a negative cumulative 180-day gap of $997.9 million and a negative cumulative 365-days gap of $551.7 million at December 31, 2008. This represented a decrease of $18.0 million, over the 180-day cumulative negative gap of $1.01 billion at December 31, 2007. In theory, this would indicate that at December 31, 2008, $997.9 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.
     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2008 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.
     Approximately $1.78 billion, or 71.44%, of the total investment portfolio at December 31, 2008 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following reflects our net interest income sensitivity analysis as of December 31, 2008:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 3.38% )
- 100 basis points	( 0.09% )
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
Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We have $250 million in a repurchase agreement with an embedded double cap. This transaction was conducted in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aaa.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	All of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A or greater.

•	We have $180.1 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks. We rely on these funds for overnight borrowings.
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
     Our Risk Management Policy and Program and the Code of Ethical Conduct are the cornerstone for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer will ensure that each associate receives adequate training with regard to their position to ensure that laws and regulations are not violated. All associates who deal in compliance high risk areas are trained to be knowledgeable about the level and severity of exposure in those areas and the policies and procedures in place to control such exposure.
     Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by an external firm and the other is periodic monitoring performed by the Risk Management Division.
     The Bank utilizes an external firm to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The external firm’s audit plan includes a periodic review of each branch and department of the Bank.
     The branch or department that is the subject of an audit is required to respond to the audit and correct any violations noted. The Chief Risk Officer will review audit findings and the response provided by the branch or department to identify areas which pose a significant compliance risk to the Bank.
     The Risk Management Division conducts periodic monitoring of the Bank’s compliance efforts with a special focus on those areas that expose the Bank to compliance risk. The purpose of the periodic monitoring is to ensure that Bank associates are adhering to established policies and procedures adopted by the Bank. The Chief Risk Officer will notify the appropriate department head, the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any violations noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted violations.
     The Bank recognizes that customer complaints can often identify weaknesses in the Bank’s compliance program which could expose the Bank to risk. Therefore, all complaints are given prompt attention. The Bank’s Risk Management Policy and Program includes provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.
Strategic Risk
     Strategic risk is the risk to earnings or capital arising from adverse decisions or improper implementation of strategic decisions. This risk is a function of the compatibility between an organization’s goals, the resources deployed against those goals and the quality of implementation.
     Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions, including members of the Board of Directors and Senior Leadership, are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and legislative and regulatory review.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CVB Financial Corp.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Consolidated Financial Statements	Page
Consolidated Balance Sheets — December 31, 2008 and 2007	72

Consolidated Statements of Earnings Years Ended December 31, 2008, 2007 and 2006	73

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
     As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective. KPMG, LLP independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008.
2) Auditor attestation
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG, LLP
KPMG, LLP

Los Angeles, California
February 27, 2009

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
     During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
     Except as hereinafter noted, the information concerning directors and executive officers of the Company and our audit committee financial expert is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning the executive officers of the Company, see Item 4A of part I hereto.
     The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. A copy of the Code of Ethics is available to any person without charge by submitting a request to the Company’s Chief Financial Officer at 701 N. Haven Avenue, Suite 350, Ontario, CA 91764. If the Company shall amend its Code of Ethics as applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or shall grant a waiver from any provision of the code of ethics to any such person, the Company shall disclose such amendment or waiver on its website at www.cbbank.com under the tab “Investor Relations.”
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning management remuneration and transactions is incorporated by reference from the section entitled “Election of Directors” and “Executive Compensation — Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table summarizes information as of February 15, 2009 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price	Equity Compensation Plans
	of Outstanding Options,	of Outstanding Options,	( excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )
Equity compensation plans approved by security holders	2,320,515	$10.31	3,495,391

Equity compensation plans not approved by security holders	—	—	—

Total	2,320,515	$10.31	3,495,391

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships and related transactions with management and others and information regarding director independence is incorporated by reference from the section entitled “Executive Compensation —Certain Relationships and Related Transactions” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
     Reference is made to the Index to Financial Statements at page 64 for a list of financial statements filed as part of this Report.
Exhibits
     See Index to Exhibits at Page 110 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2009.

CVB FINANCIAL CORP.
By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA	Chairman of the Board	February 27, 2009
George A. Borba

/s/ JOHN A. BORBA	Director	February 27, 2009
John A. Borba

/s/ RONALD O. KRUSE	Vice Chairman	February 27, 2009
Ronald O. Kruse

/s/ ROBERT M. JACOBY	Director	February 27, 2009
Robert M. Jacoby

/s/ JAMES C. SELEY	Director	February 27, 2009
James C. Seley

/s/ SAN E. VACCARO	Director	February 27, 2009
San E. Vaccaro

/s/ D. LINN WILEY	Vice Chairman	February 27, 2009
D. LINN WILEY

/s/ CHRISTOPHER D. MYERS	Director, President and	February 27, 2009
Christopher D. Myers	Chief Executive Officer
(Principal Executive Officer)

/s/ EDWARD J. BIEBRICH, JR.	Chief Financial Officer	February 27, 2009
Edward J. Biebrich, Jr.	(Principal Financial and
Accounting Officer)

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Amounts in thousands)
ASSETS
Cash and due from banks	$95,297	$89,486

Investment securities available-for-sale	2,493,476	2,390,566
Investment securities held-to-maturity	6,867	—
Interest-bearing balances due from depository institutions	285	475
Investment in stock of Federal Home Loan Bank (FHLB)	93,240	79,983

Loans and lease finance receivables	3,736,838	3,495,144
Allowance for credit losses	(53,960)	(33,049)

Net Loans and lease finance receivables	3,682,878	3,462,095

Total earning assets	6,276,746	5,933,119
Premises and equipment, net	44,420	46,855
Bank owned life insurance	106,366	103,400
Accrued interest receivable	28,519	29,734
Intangibles	11,020	14,611
Goodwill	55,097	55,167
Other assets	32,186	21,591

TOTAL ASSETS	$6,649,651	$6,293,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$1,334,248	$1,295,959
Interest-bearing	2,173,908	2,068,390

Total deposits	3,508,156	3,364,349
Demand Note to U.S. Treasury	5,373	540
Repurchase agreements	607,813	586,309
Borrowings	1,737,660	1,753,500
Deferred tax liabilities	4,173	1,307
Accrued interest payable	9,741	13,312
Deferred compensation	8,985	8,166
Junior subordinated debentures	115,055	115,055
Other liabilities	37,803	26,477

TOTAL LIABILITIES	6,034,759	5,869,015

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; issued and outstanding 130,000 (2008)	121,508	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,270,263 (2008) and 83,164,906 (2007)	364,469	354,249
Retained earnings	100,184	66,569
Accumulated other comprehensive income, net of tax	28,731	4,130

Total stockholders’ equity	614,892	424,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,649,651	$6,293,963

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2008

	2008	2007	2006
	(amounts in thousands,
	except earnings per share)
INTEREST INCOME:
Loans, including fees	$212,626	$221,809	$194,704

Investment securities:
Taxable	86,930	85,899	91,029
Tax-advantaged	28,371	29,231	26,545

	115,301	115,130	117,574

Dividends from FHLB	4,552	4,229	3,721
Federal funds sold	15	9	32
Interest-bearing deposits with other institutions	24	100	60

Total interest income	332,518	341,277	316,091

INTEREST EXPENSE:
Deposits	35,801	69,297	67,180
Borrowings	96,035	103,316	73,379
Junior subordinated debentures	7,003	7,522	6,905

Total interest expense	138,839	180,135	147,464

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	193,679	161,142	168,627
PROVISION FOR CREDIT LOSSES	26,600	4,000	3,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	167,079	157,142	165,627

OTHER OPERATING INCOME:
Service charges on deposit accounts	15,228	13,381	13,080
CitizensTrust	7,926	7,226	7,385
Bankcard services	2,329	2,530	2,486
BOLI Income	5,000	3,839	3,051
Other	3,974	4,349	6,199
Gain on sale of securities, net	—	—	1,057

Total other operating income	34,457	31,325	33,258

OTHER OPERATING EXPENSES:
Salaries and employee benefits	61,271	55,303	50,509
Occupancy	11,813	10,540	8,572
Equipment	7,162	7,026	7,025
Stationery and supplies	6,913	6,712	6,492
Professional services	6,519	6,274	5,896
Promotion	6,882	5,953	6,251
Amortization of Intangibles	3,591	2,969	2,353
Other	11,637	10,627	8,726

Total other operating expenses	115,788	105,404	95,824

EARNINGS BEFORE INCOME TAXES	85,748	83,063	103,061
INCOME TAXES	22,675	22,479	32,481

NET EARNINGS	$63,073	$60,584	$70,580

COMPREHENSIVE INCOME	$87,674	$77,935	$70,745

BASIC EARNINGS PER COMMON SHARE	$0.75	$0.72	$0.84

DILUTED EARNINGS PER COMMON SHARE	$0.75	$0.72	$0.83

CASH DIVIDENDS PER COMMON SHARE	$0.340	$0.340	$0.355

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2008

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income/(Loss)	Income	Total
	(amounts and shares in thousands)
Balance January 1, 2006	76,430	$—	$252,717	$102,858	$(13,386)		$342,189
Issuance of common stock	190		983				983
10% Stock Dividend	7,662		111,098	(111,098)
Tax benefit from exercise of stock options			331				331
Stock-based Compensation Expense			953				953
Cash dividends ($0.36 per share)				(27,876)			(27,876)
Comprehensive income:
Net earnings				70,580		$70,580	70,580
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					165	165	165

Comprehensive income						$70,745

Balance December 31, 2006	84,282	$—	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	372		2,082				2,082
Repurchase of common stock	(3,095)		(33,918)				(33,918)
Shares issued for acquisition of First Coastal Bancshares	1,606		18,046				18,046
Tax benefit from exercise of stock options			544				544
Stock-based Compensation Expense			1,413				1,413
Cash dividends ($0.34 per share)				(28,479)			(28,479)
Comprehensive income:
Net earnings				60,584		$60,584	60,584
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					17,351	17,351	17,351

Comprehensive income						$77,935

Balance December 31, 2007	83,165	$—	$354,249	$66,569	$4,130		$424,948
Issuance of preferred stock		121,508					121,508
Issuance of common stock	176		606				606
Issuance of Warrants			8,592				8,592
Repurchase of common stock	(71)		(650)				(650)
Tax benefit from exercise of stock options			172				172
Stock-based Compensation Expense			1,500				1,500
Adoption of EITF 06-4 Split Dollar Life Insurance				(571)			(571)
Cash dividends declared:
Common ($0.34 per share)				(28,317)			(28,317)
Prefered				(570)			(570)
Comprehensive income:
Net earnings				63,073		$63,073	63,073
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					24,601	24,601	24,601

Comprehensive income						$87,674

Balance December 31, 2008	83,270	$121,508	$364,469	$100,184	$28,731		$614,892

		At December 31,
	2008	2007	2006
	(Amounts in thousands)
Disclosure of reclassification amount
Unrealized holding gains on securities arising during the period	42,415	29,915	1,341
Tax expense	(17,814)	(12,564)	(563)
Less:
Reclassification adjustment for gain on securities included in net income	0	0	(1,057)
Add:
Tax expense on reclassification adjustments	0	0	444

Net unrealized gain on securities	$24,601	17,351	$165

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollar amounts in thousands

	For the Twelve Months
	Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$329,911	$342,090	$310,651
Service charges and other fees received	34,301	31,777	31,426
Interest paid	(142,409)	(182,979)	(146,355)
Cash paid to vendors and employees	(107,722)	(99,978)	(93,786)
Income taxes paid	(30,446)	(19,795)	(31,050)

Net cash provided by operating activities	83,635	71,115	70,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	—	5,550	—
Proceeds from sales of MBS	—	—	57,127
Proceeds from repayment of MBS	333,050	417,098	416,723
Proceeds from repayment of investment securities	—	—	55
Proceeds from repayment of Fed Funds Sold	—	52,000	—
Proceeds from maturity of investment securities	48,854	62,485	7,608
Purchases of investment securities available-for-sale	—	(96,610)	(234,841)
Purchases of investment securities held-to-maturity	(7,710)	—	—
Purchases of MBS	(442,816)	(167,013)	(489,488)
Purchases of FHLB stock	(13,257)	(2,927)	(8,096)
Net increase in loans and lease finance receivables	(246,914)	(284,798)	(394,603)
Proceeds from sales of premises and equipment	229	113	2,253
Purchase of premises and equipment	(5,053)	(7,514)	(11,617)
Cash paid for purchase of First Coastal Bancshares, net of cash acquired	—	743	—
Purchase of Bank Owned Life Insurance	(323)	(254)	(25,000)
Investment in common stock of CVB Statutory Trust III	—	—	(774)

Net cash used in investing activities	(333,940)	(21,127)	(680,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in transaction deposits	(95,967)	(142,802)	(62,038)
Net increase/(decrease) in time deposits	239,775	(93,194)	44,802
Advances from Federal Home Loan Bank	450,000	600,000	850,000
Repayment of advances from Federal Home Loan Bank	(600,000)	(480,000)	(620,000)
Net increase/(decrease) in other borrowings	138,993	(173,105)	319,711
Net increase in repurchase agreements	21,504	241,959	94,350
Issuance of Preferred Stock and Warrants	130,000	—	—
Cash dividends on common stock	(28,317)	(28,479)	(27,876)
Repurchase of common stock	(650)	(33,918)	—
Issuance of junior subordinated debentures	—	—	25,774
Proceeds from exercise of stock options	606	2,082	983
Tax benefit related to exercise of stock options	172	544	331

Net cash provided by/(used in) financing activities	256,116	(106,913)	626,037

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,811	(56,925)	16,270
CASH AND CASH EQUIVALENTS, beginning of period	89,486	146,411	130,141

CASH AND CASH EQUIVALENTS, end of period	$95,297	$89,486	$146,411

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Dollar amounts in thousands

	For the Twelve Months
	Ended December 31,
	2008	2007	2006
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$63,073	$60,584	$70,580
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	—	(1,057)
(Gain)/Loss on sale of premises and equipment	34	(14)	(436)
Income from bank owned life insurance	(5,000)	(3,839)	(3,051)
Net amortization of premiums on investment securities	1,452	3,665	7,061
Provisions for credit losses	26,600	4,000	3,000
Stock-based compensation	1,500	1,413	953
Depreciation and amortization	10,817	9,571	8,036
Change in accrued interest receivable	1,214	(2,310)	(6,717)
Change in accrued interest payable	(3,571)	(2,844)	1,109
Deferred tax provision	(13,082)	99	4,813
Change in other assets and liabilities	598	790	(13,405)

Total adjustments	20,562	10,531	306

NET CASH PROVIDED BY OPERATING ACTIVITIES	$83,635	$71,115	$70,886

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$—	$—	$4,029
Transfer from loans to Other Real Estate Owned (OREO)	$6,565	$—	$—

Purchase of First Coastal Bancshares(2007) & Granite State Bank (2005):
Assets acquired	$—	$190,712	$826
Goodwill & Intangibles	—	30,978	(826)
Liabilities assumed	—	(204,387)	—
Stock issued	—	(18,046)	—

Purchase price of acquisition, net of cash received	$—	$(743)	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2008
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
     Principles of Consolidation – The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.
     Nature of Operations – The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 44 Business Financial and Commercial Banking Centers with its headquarters located in the city of Ontario.
     The Company’s operating business units have been combined into two main segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury. Business Financial and Commercial Banking Centers comprise the loans, deposits, products and services the Bank offers to the majority of its customers. The other segment is Treasury Department, which manages the investment portfolio of the Company. The Company’s remaining centralized functions have been aggregated and included in “Other.”
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
     Correction of Immaterial Error – The Company revised its consolidated financial statements for the year ended December 31, 2006, due to corrections of immaterial prior years errors identified in 2007. The Company understated tax expense for 2006 primarily related to the accounting treatment of tax credits associated with Qualified Zone Academy Bonds and also over-accrued FHLB Stock dividend income. The result of the correction was a decrease of previously reported net income by approximately $1.3 million for the year ended December 31, 2006 and $428,000 for the year ended December 31, 2005. As a result, retained earnings at January 1, 2006 decreased by $428,000. Basic earnings per share decreased by $.01 per share from previously reported amounts for 2006. Diluted earnings per share decreased by $.02 per share for 2006. The following table presents the consolidated statement of earnings for 2006 and the effect of the change from the correction of error.

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

     Cash and due from banks – Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks.
     Investment Securities – The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding less deferred net loan origination fees and the allowance for credit losses. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful.
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
     A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses. In certain cases, the portion of an impaired loan that exceeds its fair value is charged-off. Fair value is usually based on the value of underlying collateral, if the loan is determined to be collateral dependent.
     Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The existence of impairment is based on undiscounted cash flows. To the extent impairment exists, the impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in noninterest expense.
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
     Business Combinations, Goodwill and Intangible Assets - The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The Company completed its annual impairment test as of July 1, 2008; there was no impairment of goodwill.
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
     As of January 1, 2008, the Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The adoption did not have a material effect on the Company’s consolidated financial position or results of operations. The cumulative effect of the adoption was recorded in equity.
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
     Earnings per Common Share - Basic earnings per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each year. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options and warrants. Earnings per common share and stock option amounts have been retroactively restated to give effect to all stock splits and dividends. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 14.
     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold. Cash flow from loans and deposits are reported net.
     Stock Compensation Plans – At December 31, 2008, the Company has three stock-based employee compensation plans, which are described more fully in Note 15. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006, using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123R. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
     CitizensTrust - This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $1.8 billion in assets under administration, including, $782.4 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
     Derivative Financial Instruments – The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
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
     Recent Accounting Pronouncements – On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they are traded in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP is effective as of September 30, 2008.  There was no impact to our financial position or results of operations from the adoption of this FSP.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods, within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company’s consolidated financial position or results of operations.
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
      Reclassifications – Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation with no impact on previously reported net income or stockholders’ equity.

2. INVESTMENT SECURITIES
     The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	27,105	673	—	27,778	1.11%
Mortgage-backed securities	1,150,650	33,836	(1)	1,184,485	47.50%
CMO’s / REMIC’s	591,531	9,855	(4,595)	596,791	23.94%
Municipal bonds	674,655	16,704	(6,937)	684,422	27.45%

Total Investment Securities	$2,443,941	$61,068	$(11,533)	$2,493,476	100.00%

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$992	$6	$—	$998	0.04%
Government agency & government-sponsored enterprises	50,192	698	(55)	50,835	2.13%
Mortgage-backed securities	1,028,272	4,542	(9,753)	1,023,061	42.80%
CMO’s / REMIC’s	620,526	3,154	(874)	622,806	26.05%
Municipal bonds	683,464	12,629	(3,227)	692,866	28.98%

Total Investment Securities	$2,383,446	$21,029	$(13,909)	$2,390,566	100.00%

     At December 31, 2008, approximately 97% of the mortgage-backed securities and CMO/REMICs (which represent collateralized mortgage obligations and real estate mortgage investment conduits) securities are issued by U.S. government-sponsored agencies that guarantee payment of principal and interest of the underlying mortgages.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All available-for-sale non-agency CMO/REMICs issues held are rated “AAA” by either Standard & Poor’s or Moody’s, as of December 31, 2008.
     There were no realized gains or losses during the year ended December 31, 2008 and 2007. Gross realized gains were $1.73 million and gross realized losses were $670,000 for year ended December 31, 2006.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

Composition of the Fair Value and Gross Unrealized Losses of Securities Available-for-Sale:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Government agency & government-sponsored enterprises	$—	$—	$10,434	$55	$10,434	$55
Mortgage-backed securities	26,109	30	703,159	9,723	729,268	9,753
CMO/REMICs	26,131	32	140,779	842	166,910	874
Municipal bonds	196,945	2,108	78,479	1,119	275,424	3,227

	$249,185	$2,170	$932,851	$11,739	$1,182,036	$13,909

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down accounted for as a realized loss.
     The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the fair value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
     CMO Held-to-Maturity-We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $6.9 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared recently in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of December 31, 2008, the unrealized loss on this security was $2.1 million and the fair value quoted on the security was 69% of the current par value. One rating agency has not downgraded the security from AAA, one rating agency downgraded the security to BB in October 2008, and another rating agency further downgraded the security from AA to B during the fourth quarter of 2008. We evaluated the security for an other than temporary decline in fair value as of December 31, 2008 under the requirements of FAS 115. We believe the decline in fair value below cost on the security is not other than temporary based on a detailed model of the securitization performed by an outside third party which indicates we will receive all of our principal and interest on the security based on what we believe are the probable assumptions related to the housing market, the losses expected on the underlying mortgages, and the credit support available to the security, as well as, all other information available on the security and underlying collateral. Furthermore, the recent decline in value does not appear to be related to a decline in the outlook for the underlying housing market as the housing market has been under stress for most of this year but appears to be more related to the recent crisis in the financial markets and the extreme lack of liquidity in the overall market and in the mortgage debt market, in particular.
     Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At December 31, 2008, there was no unrealized loss.
     Mortgage-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are considered to be rated AAA with an average life of approximately 4.0 years. The contractual cash flows of 97.5% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.5% are issued by banks. The unrealized loss greater than 12 months on these securities at December 31, 2008 is minimal. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality, and the Company has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2007.
     Municipal Bonds - The municipal bonds in the Bank’s portfolio are all investment grade bonds, except for one bond rated BB. Although this bond is below investment grade, it is a general obligation bond and the underlying municipality is not exhibiting financial problems. All of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 6.9 years. The unrealized loss greater than 12 months on these securities at December 31, 2008 is $1.6 million. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value, which may be at maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2008.
     We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. While most of our securities are insured by these companies, we believe that there is minimal risk of loss due to the problems these insurers are having. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe there is an other-than-temporary impairment in any given security.
     Although we determined that none of our securities are other-than-temporarily impaired, we will continue to monitor the portfolio in the light of economic, credit and market factors. In addition, we will look at the potential for improving the overall performance of the portfolio and the income of the Company. Accordingly, subsequent changes in some of these factors may indicate that we should sell some of these securities even though we currently intend to hold these securities to maturity.
     At December 31, 2008 and 2007, investment securities having an amortized cost of approximately $2.32 billion and $2.29 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
     The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2036, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$95,205	$96,711	5.12%
Due after one year through five years	1,405,288	1,431,343	4.73%
Due after five years through ten years	777,281	804,723	4.76%
Due after ten years	166,167	160,699	3.97%

	$2,443,941	$2,493,476	4.71%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2008
3. LOAN AND LEASE FINANCE RECEIVABLES
     The following is a summary of the components of loan and lease finance receivables at December 31:

	December 31,	December 31,
	2008	2007
Commercial and Industrial	$370,829	$365,214
Real Estate:
Construction	351,543	308,354
Commercial Real Estate	1,945,706	1,805,946
SFR Mortgage	333,931	365,849
Consumer	66,255	58,999
Municipal lease finance receivables	172,973	156,646
Auto and equipment leases, net of unearned discount	45,465	58,505
Dairy and Livestock	459,329	387,488

Gross Loans	3,746,031	3,507,001

Less: Deferred net loan fees	(9,193)	(11,857)

Gross loans, net of deferred loan fees	$3,736,838	$3,495,144
Less: Allowance for credit losses	(53,960)	(33,049)

Net Loans	$3,682,878	$3,462,095

     At December 31, 2008, the Company held approximately $1.4 billion of fixed rate loans. As of December 31, 2008, 51.9% of the loan portfolio consisted of commercial real estate loans and 9.4% of the loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.
4. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS
     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2008 and 2007.
     The following is an analysis of the activity of all such loans:

	As of December 31,
	2008	2007
	(amounts in thousands)
Outstanding balance, beginning of year	$8,779	$8,879
Credit granted, including renewals	2,253	2,273
Repayments	(3,218)	(2,373)

Outstanding balance, end of year	$7,814	$8,779

5. ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED
     Activity in the allowance for credit losses was as follows:

	2008	2007	2006
	(amounts in thousands)
Balance, beginning of year	$33,049	$27,737	$23,204
Provision charged to operations	26,600	4,000	3,000
Acquisition of other institutions	—	2,671	—
Loans charged off	(6,037)	(2,098)	(200)
Recoveries on loans previously charged off	348	739	1,733

Balance, end of year	$53,960	$33,049	$27,737

     The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded an increase of $1.3 million and $1.2 million in the reserve for undisbursed commitments for 2008 and 2007, respectively. As of December 31, 2008, the balance in this reserve was $ 4.2 million compared to a balance of $2.9 million as of December 31, 2007.
     The Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, a portion of the Bank’s general allowance is allocated as an impairment reserve.
     At December 31, 2008, the Bank had classified as impaired, loans with a balance of $20.2 million. Of this amount, $2.5 million represents one restructured loan. This was a commercial construction loan which the Bank restructured by taking a charge-off of $598,000 on principal and extending the maturity of the loan by eight months. The specific allowance recorded on these loans at December 31, 2008 was $3.5 million. At December 31, 2007, the Bank had $1.1 million in loans classified as impaired. The average recorded investment in impaired loans during the years ended December 31, 2008, 2007, and 2006 was approximately $11.0 million, $804,000, and $177,000, respectively. Interest income of $871,000 and $161,000 was recognized on impaired loans during the years ended December 31, 2008 and

2007, respectively. No interest income was recognized on impaired loans during the year ended December 31, 2006.
     The accrual of interest on loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectability of the asset. Non-accrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2008 and 2007, non-accrual loans were $17.7 million and $1.4 million. Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $370,000 and $90,000 greater for 2008 and 2007, respectively.
     At December 31, 2008, the Bank held $6.6 million as OREO. The Bank incurred expenses of $89,000 in 2008 related to the holding and disposition of OREO. There was no OREO at December 31, 2007 and no expenses incurred related to OREO.
6. PREMISES AND EQUIPMENT

	As of December 31,
	2008	2007
	(Amounts in thousands)
Land	$7,211	$7,231
Bank premises	43,006	41,618
Furniture and equipment	39,974	44,623
Leased property under capital lease	649	649

	90,840	94,121
Accumulated depreciation and amortization	(46,420)	(47,266)

	$44,420	$46,855

7. INCOME TAXES
     Income tax expense consists of the following:

	For the years ended December 31,
	2008	2007	2006
	(amounts in thousands)
Current provision:
Federal	$22,059	$14,138	$18,588
State	13,698	8,242	9,080

	35,757	22,380	27,668

Deferred provision(benefit):
Federal	(10,141)	173	3,701
State	(2,941)	(74)	1,112

	(13,082)	99	4,813

Total	$22,675	$22,479	$32,481

     Income tax asset (liability) consists of the following:

	December 31,
	2008	2007
	(amounts in thousands)
Current:
Federal	$962	$9,060
State	$(1,884)	(2,572)

	(922)	6,488

Deferred:
Federal	(4,354)	(829)
State	181	(478)

	(4,173)	(1,307)

Total	$(5,095)	$5,181

     The components of the net deferred tax (liability) asset are as follows:

	December 31,
	2008	2007
	( amounts in thousands )
Federal
Deferred tax liabilities:
Depreciation	$2,730	$6,159
Intangibles — Acquistions	4,543	6,142
Deferred income	9,945	8,168
Unrealized gain on investment securities, net	17,268	2,482
Other, net	—	89

Gross deferred tax liability	34,486	23,040

Deferred tax assets:
California franchise tax	3,493	2,874
Bad debt and credit loss deduction	20,341	12,551
Net operating loss carryforward	1,326	1,442
Deferred compensation	2,843	2,714
Capital loss carryforward	1,487	2,630
Other, net	642	—

Gross deferred tax asset	30,132	22,211

Net deferred tax (liability) asset — federal	$(4,354)	$(829)

State
Deferred tax liabilities:
Depreciation	$541	$1,598
Intangibles — Acquistions	1,407	1,902
Deferred income	3,080	2,530
Unrealized gain on investment securities, net	3,537	508
Other, net	—	15

Gross deferred tax liability	8,565	6,553

Deferred tax assets:
Bad debt and credit loss deduction	6,300	3,892
Net operating loss carryforward	652	484
Deferred compensation	912	885
Capital loss carryforward	681	814
Other, net	201	—

Gross deferred tax asset	8,746	6,075

Net deferred tax (liability) asset — state	$181	$(478)

     A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For years ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
Federal income tax at statutory rate	$30,012	35.0%	$29,072	35.0%	$36,071	35.0%
State franchise taxes, net of federal benefit	6,042	7.0%	5,691	6.9%	7,091	6.9%
Tax-exempt income	(13,416)	(15.6%)	(12,012)	(14.5%)	(10,694)	(10.4%)
Tax credits	(1,509)	(1.8%)	(1,526)	(1.8%)	(1,350)	(1.3%)
Other, net	1,546	1.8%	1,254	1.5%	1,363	1.3%

	$22,675	26.4%	$22,479	27.1%	$32,481	31.5%

     We adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The change in unrecognized tax benefits in 2008 follows:

(amounts in thousands)
Balance at December 31, 2007	$—
Additions:
For tax positions related to the current year	79
For tax positions related to prior years	1,740
Reductions:
For tax positions related to prior years	—
Lapse of statue of limitations	—
Settlements with tax authorities	—

Balance at December 31, 2008	$1,819

     The total amount of unrecognized tax benefits at December 31, 2008 of $1.8 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2008 was $354,000. We record interest and penalties related to uncertain tax positions as part of other operating expense. There was no penalty or interest expense recorded as of December 31, 2007. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.
     The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2005, 2006 and 2007 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 are open to audit by state authorities.
8. DEPOSITS
     The composition of deposits is as follows:

	December 31, 2008		December 31, 2007
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,334,248	38.0%	$1,295,959	38.5%
Interest bearing deposits
Savings Deposits	1,143,779	32.6%	1,278,035	38.0%
Time deposits	1,030,129	29.4%	790,355	23.5%

Total deposits	$3,508,156	100.0%	$3,364,349	100.0%

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $737.3 million and $685.5 million at December 31, 2008 and 2007, respectively. Interest expense on such deposits amounted to approximately $15.8 million, $33.7 million, and $31.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     At December 31, 2008, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2009	$1,013,349
2010	12,236
2011	1,010
2012	403
2013 and thereafter	3,131

$1,030,129

     At December 31, 2008, the Company had a single public depositor with certificates of deposit balances of approximately $240.1 million.
9. BORROWINGS
     During 2008 and 2007, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had outstanding balances of $776.5 million and $954.0 million under these agreements at December 31, 2008 and 2007, respectively, with weighted-average interest rates of 1.39% and 4.67%, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2008 and 2007 was $1.2 billion and $1.1 billion, respectively. The maximum outstanding at any month-end was $1.2 billion during 2008 and $1.6 billion during 2007. On December 31, 2008 and 2007, the Bank entered into overnight agreements with certain financial institutions and customers with a balance outstanding of $364.0 million and $430.8 million, respectively, at a weighted average annual interest rate of 1.28% and 3.85%, respectively.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The maturity date is September 30, 2012. The interest rate on this agreement is tied to three-month LIBOR and resets quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates.
     In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2008 and 2007, total funds borrowed under these agreements were $357.8 million and $336.3 million, respectively, with weighted average interest rates of 1.29% and 4.23%.
     The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2008 and 2007, the amounts held by the Bank in the TT&L Note Option Program were $5.4 million and $540,000 respectively, collateralized by securities. Amounts are payable on demand. The Bank borrows at a variable rate of 96 and 86 basis points less than the average weekly federal funds rate, which was 2.39% and 5.03% at December 31, 2008 and 2007, respectively. The average amounts held in 2008 and 2007 were $3.3 million and $3.1 million, respectively.
     During 2008 and 2007, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $950.0 million and $700.0 million under these agreements at December 31, 2008 and 2007, respectively, with weighted-average interest rates of 4.09% and 4.88% in 2008 and 2007, respectively. FHLB held certain investment securities of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2008 are as follows: $400.0 million in 2010, $100.0 million in each 2011, 2012, and 2013, and $250.0 million in 2015.
     The Bank assumed subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.
10. JUNIOR SUBORDINATED DEBENTURES
     On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash, totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, and became callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities had a fixed interest rate of 6.51% during the first five years. One December 17, 2008, the interest rate changed to a floating rate of three-month LIBOR plus 2.85% and resets quarterly. As of December 31, 2008, these securities were not called.
     On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but become callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate will float and reset quarterly at the three-month Libor rate plus 2.85%.
     On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2008, the three-month LIBOR was 1.41%.
     On June 22, 2007, we acquired FCB Statutory Trust II as a result of the FCB acquisition. Junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The Trust Preferred Securities have a principal amount of $6.8 million and mature on October 7, 2033. These securities become callable on July 7, 2008 and have a variable per annum rate equal to LIBOR plus 3.25%. As of December 31, 2008, these securities were not called.
11. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008, excluding property taxes and insurance, are as follows (000’s omitted):

2009	$5,289
2010	4,344
2011	3,687
2012	2,957
2013	1,625
Succeeding years	8,044

Total minimum payments required	$25,946

     Total rental expense for the Company was approximately $5.8 million, $5.0 million, and $4.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Commitments
     At December 31, 2008, the Company had commitments to extend credit of approximately $642.7 million and obligations under letters of credit of $63.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $4.2 million as of December 31, 2008 and $2.9 million as of December 31, 2007.
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
     The Bank has available lines of credit totaling $1.7 billion from certain financial institutions of which $756.1 million were secured by pledged loans.
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
Other Contingencies
     In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. As of December 31, 2008, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaint asserted against the Company.
12. DEFERRED COMPENSATION PLANS
     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in each of 2008, 2007 and 2006.
     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in each of 2008 and 2007, and $62,000 in 2006.
     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2008, 2007, and 2006.
     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $578,500 in 2008 and $498,000 in each of 2007 and 2006.
     In 2003, the Company acquired Kaweah National Bank (“KNB”) which had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. As a result, there is no affect on net earnings. Amounts paid under these agreements totaled approximately $118,950 in 2008, $118,950 in 2007 and $48,750 in 2006.
     In February 2006, the Company acquired Granite State Bank (“GSB”) which had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. As a result, there is no affect on net earnings. No amount was paid under this agreement as of December 31, 2008.
     The total expense recorded under these deferred compensation agreements was $467,000 in 2008, $326,000 in 2007, and $349,000 in 2006.
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
13. 401(k) AND PROFIT-SHARING PLAN
     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $1.3 million in each of 2008 and 2007 and $2.7 million in 2006.
14. EQUITY AND EARNINGS PER SHARE RECONCILIATION
Preferred Stock and Warrants
     On December 5, 2008, the Company issued, (1) 130,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 1,669,521 shares of the Company’s voting common stock, without par value, at an exercise price of $11.68 per share, for an aggregate purchase price of $130,000,000 in cash pursuant to the U.S. Treasury’s TARP Capital Purchase Program. Of this amount, $8.6 million was allocated to warrants and $121.4 million was allocated to Preferred Stock based on the fair values of these instruments. The preferred stock discount will be amortized over 5 years. We recorded amortization of $99,000 during 2008. The Series B Preferred Stock accrues a cumulative cash dividend at the rate of 5% for the first five years of issuance and 9% thereafter and is redeemable by the Company after February 15, 2012.
Earnings Per Common Share Reconciliation
     The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	2008	2007	2006
	(Amount and share in thousands,
	except per share amount)
Earnings per common share
Net Income	$63,073	$60,584	$70,580
Preferred Stock Dividend	(570)	—	—

Net Income available to common shareholders (numerator)	$62,503	$60,584	$70,580

Weighted Average Shares Outstanding (denominator)	83,121	83,600	84,154
Earnings per common share	$0.75	$0.72	$0.84

Diluted earnings per common share
Net Income available to common shareholders (numerator)	$62,503	$60,584	$70,580

Weighted Average Shares Outstanding	83,121	83,600	84,154
Incremental shares from assumed exercise of outstanding options	215	406	660

Diluted Weighted Average Shares Outstanding (denominator)	83,336	84,006	84,814
Diluted earnings per common share	$0.75	$0.72	$0.83

15. STOCK OPTION PLANS AND RESTRICTED STOCK GRANTS
     In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made
Stock Options
     As a result of adopting SFAS 123R on January 1, 2006, the Company expensed $1.3 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively.
     The estimated fair value of the options granted during 2008 and prior years was calculated using the Black-Scholes options pricing model. There were 390,500, 72,500 and 604,946 options granted during 2008, 2007, and 2006 respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2008, 2007, and 2006 was estimated on the date of grant using the following weighted-average assumptions:

	2008	2007	2006
Dividend Yield	3.6%	3.0%	2.2%
Volatility	41.0%	39.3%	40.0%
Risk-free interest rate	3.6%	4.1%	5.1%
Expected life	7.5 years	7.2 years	7.4 years
Fair Value	$3.07	$3.85	$5.67
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
     Option activity under the Company’s stock option plans as of December 31, 2008 and December 31, 2007 and changes for the years ended December 31, 2008 and 2007 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2008	2,043	$10.66
Granted	391	$9.46
Exercised	(105)	$5.80
Forfeited or expired	(80)	$11.55

Outstanding at December 31, 2008	2,249	$10.64	5.79	$4,412

Vested or expected to vest at December 31, 2008	1,288	$8.97	4.47	$3,241

Exercisable at December 31, 2008	1,356	$9.96	4.23	$3,411

     The weighted-average grant-date fair value of options granted was $3.07, $3.85 and $5.67 for 2008, 2007, and 2006, respectively. The total intrinsic value of options exercised during the year ended 2008, 2007 and 2006 was $424,000, $1.9 million and $1.2 million, respectively. SFAS 123R requires an estimate of forfeitures be used in the calculation. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2008 was 5.0%.
     As of December 31, 2008, there was $2.7 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The total fair value of options vested was $1.2 million during 2008, $1.4 million in 2007 and $1.1 million during 2006. Cash received from stock option exercises was $606,000, $2.1 million, and $1.0 million in 2008, 2007, and 2006, respectively.
     At December 31, 2008, options for the purchase of 2,249,015 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,355,548 shares were exercisable at prices ranging from $4.80 to $15.53.
Restricted Stock
     Under the 2008 Equity Incentive Plan, we granted 72,000 restricted stock awards in 2008. The restricted stock awards were issued at the stock price on the date of grant at $9.46. The stock will vest, in equal installments, over a five-year period.
     As of December 31, 2008, there were 22,000 shares vested of previously granted restricted stock. Compensation cost is recognized over the requisite service period, which is five years, and amounted to $214,000, $144,000 and $60,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Total unrecognized compensation cost related to shares was $971,000 at December 31, 2008.
     A summary of the status of the Company’s non-vested restricted shares as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	2008
		Weighted
	Shares	Average
Nonvested Restricted Shares	(000)	Fair Value
Nonvested at January 1,	44	$13.02
Granted	72	$9.41
Vested	(11)	$13.02
Forfeited	—	$—

Nonvested at December 31,	105	$10.55

     The Company has a policy of issuing new shares to satisfy share option exercises.

     Under the 2008 Equity Incentive Plan, 3,495,391 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2008.
16. REGULATORY MATTERS
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2008 and 2007, the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2008 and 2007, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.
     The Company has $115.1 million of trust-preferred securities, which are included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio
As of December 31, 2008:
Total Capital (to Risk- Weighted Assets)
Company	$692,352	15.5%	$356,423	> 8.0%		N/A
Bank	$676,000	15.2%	$356,024	≥ 8.0%	$445,030	≥ 10.0%
Tier I Capital (to Risk- Weighted Assets)
Company	$631,643	14.2%	$178,179	≥ 4.0%		N/A
Bank	$620,323	13.9%	$178,126	≥ 4.0%	$267,189	≥ 6.0%
Tier I Capital (to Average- Assets)
Company	$631,643	9.8%	$256,765	> 4.0%		N/A
Bank	$620,323	9.7%	$257,129	> 4.0%	$321,411	> 5.0%
As of December 31, 2007:
Total Capital (to Risk- Weighted Assets)
Company	$502,770	12.0%	$334,901	≥ 8.0%		N/A
Bank	$472,334	11.3%	$334,100	≥ 8.0%	$417,625	≥ 10.0%
Tier I Capital (to Risk- Weighted Assets)
Company	$462,436	11.0%	$167,549	> 4.0%		N/A
Bank	$436,429	10.5%	$167,054	> 4.0%	$250,581	> 6.0%
Tier I Capital (to Average- Assets)
Company	$462,436	7.6%	$244,352	> 4.0%		N/A
Bank	$436,429	7.1%	$244,498	≥ 4.0%	$305,623	≥ 5.0%
     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2008, declare and pay additional dividends of approximately $111,344,000.
17. FAIR VALUE INFORMATION
     Fair Value Hierarchy
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) for financial assets and liabilities. FAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.
     The fair value hierarchy under FAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
     Determination of Fair Value
     The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (FAS 107 disclosures).
     Cash - The carrying amount of cash and cash equivalents is considered to be a reasonable estimate of fair value.
     Investment securities available-for-sale - Investment securities available-for-sale are valued based upon quotes obtained from a reputable third-party pricing service. The service uses evaluated pricing applications and model processes. Market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation.
     Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.
     The fair value of loans, other than loans on non-accrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.
     The fair value of loans on non-accrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 2008 and 2007 includes the carrying amount of non-accrual loans at each respective date, net of allowance for credit losses.
     Impaired loans and OREO are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. These loans fall within Level 2 of the fair value hierarchy. Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation. These loans fall within Level 3 of the fair value hierarchy.
     The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2008 or 2007, as these instruments predominantly have adjustable terms and are of a short-term nature.
     Swaps — The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.
     Deposits & Borrowings — The amounts payable to depositors for demand, savings, and money market accounts, and the demand note to the U.S. Treasury, and short-term borrowings are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.
     Accrued Interest Receivable/Payable - The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to be stated at fair value.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying Value at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Investment Securities-AFS	$2,493,476	$—	$2,493,476	$—
Interest Rate Swaps	8,655	—	8,655	—

Total Assets	$2,502,131	$—	$2,502,131	$—

Description of Liability

Interest Rate Swaps	$8,655	$—	$8,655	$—

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
	Carrying Value at	for Identical	Observable	Unobservable	December
	December 31,	Assets	Inputs	Inputs	31, 2008
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses

Description of Assets
Impaired Loans	$16,706	$—	$14,574	$2,132	$(3,460)
OREO	$6,565	$—	$5,207	$1,358	$(4,387)
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2008 and 2007. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE INFORMATION
Note 17

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and cash equivalents	$95,297	$95,297	$89,486	$89,486
Interest-bearing balances due from depository institutions	285	285	475	475
FHLB Stock	93,240	93,240	79,983	79,983
Investment securities available-for-sale	2,493,476	2,493,476	2,390,566	2,390,566
Investment securities held-to-maturity	6,867	4,770	—	—
Loans and lease finance receivables, net	3,682,878	3,689,876	3,462,095	3,489,626
Accrued interest receivable	28,519	28,519	29,734	29,734

Liabilities
Deposits:
Noninterest-bearing	$1,334,248	$1,334,248	$1,295,959	$1,295,959
Interest-bearing	2,173,908	2,177,435	2,068,390	2,068,785
Demand note to U.S. Treasury	5,373	5,373	540	540
Borrowings	2,345,473	2,415,900	2,334,809	2,368,954
Junior subordinated debentures	115,055	116,149	115,055	106,385
Accrued interest payable	9,741	9,741	13,312	13,312
     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
18. GOODWILL AND INTANGIBLE ASSETS
     In June 2007, the Company acquired FCB and recorded an intangible asset classified as core deposit intangible in the amount of $7.3 million and $23.6 million in goodwill. The weighted average amortization period for amortizable intangibles was 6 years.
     The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(amounts in thousands)
Amortizing intangible assets	$27,095	$(16,075)	$27,095	$(12,484)

Aggregate Amortization Expense:
For year ended December 31,	$3,591		$2,969

Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2009	$2,990
For the year ended 2010	$2,936
For the year ended 2011	$2,841
For the year ended 2012	$1,600
For the year ended 2013	$627
Thereafter	$26

     At December 31, 2008 the weighted average remaining life of intangible assets is approximately 3.0 years.
     The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(amounts in thousands)
Balance as of January 1	$55,167	$31,531
Goodwill acquired during the year	—	23,636
Purchase price adjustment related to acquisition of First Coastal Bank	(70)	—

Balance as of December 31	$55,097	$55,167

19. BUSINESS SEGMENTS
     The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers and Commercial Banking Centers organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.
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
     The following tables present the operating results and other key financial measures for the individual operating segments for the year ended December 31, 2008, 2007 and 2006:

	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
2008
Interest income, including loan fees	$166,290	$119,975	$46,253	$—	$332,518
Credit for funds provided (1)	22,838	—	4,026	(26,864)	—

Total interest income	189,128	119,975	50,279	(26,864)	332,518

Interest expense	34,790	92,644	11,405	—	138,839
Charge for funds used (1)	17,350	7,070	2,444	(26,864)	—

Total interest expense	52,140	99,714	13,849	(26,864)	138,839

Net interest income	136,988	20,261	36,430	—	193,679

Provision for credit losses	—	—	26,600		26,600

Net interest income after provision for credit losses	$136,988	$20,261	9,830	$—	$167,079

Non-interest income	21,593	6	12,858	—	34,457
Non-interest expense	48,108	1,285	66,395	—	115,788

Segment pretax profit (loss)	$110,473	$18,982	$(43,707)	$—	$85,748

Segment assets as of December 31, 2008	$3,592,794	$2,378,885	$677,972	$—	$6,649,651

2007
Interest income, including loan fees	$169,955	$119,544	$51,778	$—	$341,277
Credit for funds provided (1)	64,187	—	9,582	(73,769)	—

Total interest income	234,142	119,544	61,360	(73,769)	341,277

Interest expense	63,120	99,230	17,785	—	180,135
Charge for funds used (1)	14,728	30,468	28,573	(73,769)	—

Total interest expense	77,848	129,698	46,358	(73,769)	180,135

Net interest income	156,294	(10,154)	15,002	—	161,142

Provision for credit losses	—	—	4,000		4,000

Net interest income after provision for credit losses	$156,294	$(10,154)	$11,002	$—	$157,142

Non-interest income	18,148	1	13,176	—	31,325
Non-interest expense	44,558	1,148	59,698	—	105,404

Segment pretax profit (loss)	$129,884	$(11,301)	$(35,520)	$—	$83,063

Segment assets as of December 31, 2007	$3,486,922	$2,096,731	$710,310	$—	$6,293,963

2006
Interest income, including loan fees	$148,595	$121,438	$46,058	$—	$316,091
Credit for funds provided (1)	71,068	—	6,821	(77,889)	—

Total interest income	219,663	121,438	52,879	(77,889)	316,091

Interest expense	50,762	87,821	8,881	—	147,464
Charge for funds used (1)	7,707	28,018	42,164	(77,889)	—

Total interest expense	58,469	115,839	51,045	(77,889)	147,464

Net interest income	161,194	5,599	1,834	—	168,627

Provision for credit losses	—	—	3,000		3,000

Net interest income after provision for credit losses	$161,194	$5,599	(1,166)	$—	$165,627

Non-interest income	15,136	1,058	17,064	—	33,258
Non-interest expense	41,258	1,123	53,443	—	95,824

Segment pretax profit (loss)	$135,072	$5,534	$(37,545)	$—	$103,061

Segment assets as of December 31, 2006	$3,354,892	$2,271,341	$466,015	$—	$6,092,248

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
20. DERIVATIVE FINANCIAL INSTRUMENTS
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of December 31, 2008, the Bank entered into 20 interest-rate swap agreement with customers and 20 with a counterparty bank.

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
     As of December 31, 2008, the total notional amount of the Bank’s swaps was $122.8 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the year ended December 31, 2008.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
		(amounts in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps	Other Assets	$8,655	Other Liabilities	$8,655

Total Derivatives		$8,655		$8,655

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
the year ended December 31, 2008
(amounts in thousands)

		Amount of Gain
		Recognized in Income
	Location of Gain Recognized in	on Derivative
	Income on Derivative	December 31, 2008
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps	Other Income	$835

Total		$835

21. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED
BALANCE SHEETS

	2008	2007
	(amounts in thousands)
Assets:
Investment in subsidiaries	$715,171	$510,337
Other assets, net	28,875	43,234

Total assets	$744,046	$553,571

Liabilities	$129,154	$128,623
Stockholders’ equity	614,892	424,948

Total liabilities and stockholders’ equity	$744,046	$553,571

CONDENSED
STATEMENTS OF EARNINGS

	2008	2007	2006
	(amounts in thousands)
Excess in net earnings of subsidiaries	$50,806	$19,632	$40,903
Dividends from the Bank	18,000	46,800	34,560
Other expense, net	(5,733)	(5,848)	(4,883)

Net earnings	$63,073	$60,584	$70,580

CONDENSED
STATEMENTS OF CASH FLOWS

	2008	2007	2006
	( amounts in thousands )
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$63,073	$60,584	$70,580

Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(68,806)	(66,432)	(75,463)
Tax settlement received from the Bank	17,831	—	—
Other operating activities, net	1,384	1,205	(2,182)

Total adjustments	(49,591)	(65,227)	(77,645)

Net cash used in operating activities	13,482	(4,643)	(7,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in CVB Statutory Trust III	—	—	(774)
Cash acquired from First Coastal Bancshares	—	601	—
Dividends received from the Bank	18,000	46,800	34,560

Net cash provided by investing activities	18,000	47,401	33,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(28,317)	(28,479)	(27,876)
Proceeds from exercise of stock options	606	2,082	983
Tax benefit from exercise of stock options	172	544	331
Repurchase of common stock	(650)	(33,918)	—
Issuance of junior subordinated debentures	—	—	25,774

Net cash (used in) financing activities	(28,189)	(59,771)	(788)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALIENTS	3,293	(17,013)	25,933
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,946	34,959	9,026

CASH AND CASH EQUIVALENTS, END OF YEAR	21,239	$17,946	$34,959

22. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	( amounts in thousands, except per share amounts)
2008
Net interest income	$44,130	$48,483	$49,012	$52,054
Provision for credit losses	1,700	3,000	4,000	17,900
Net earnings	16,184	17,152	17,460	12,277
Basic earnings per common share	0.19	0.21	0.21	0.14
Diluted earning per common share	0.19	0.21	0.21	0.14

2007
Net interest income	$39,764	$38,282	$41,708	$41,388
Provision for credit losses	—	—	—	4,000
Net earnings	15,142	15,954	16,121	13,367
Basic earnings per common share	0.19	0.18	0.19	0.16
Diluted earning per common share	0.19	0.18	0.19	0.16
* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CVB Financial Corp.:
We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG, LLP KPMG, LLP
Los Angeles, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
CVB Financial Corp.:
We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows of CVB Financial Corp. and subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of CVB Financial Corp. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
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

/s/ McGladrey & Pullen, LLP Pasadena, California
February 28, 2007, except for (the sixth paragraph in) Note 1, as to which the date is February 28, 2008

INDEX TO EXHIBITS
Exhibit No.
3.1	Articles of Incorporation of the Company, as amended

3.2(a)	Bylaws of Company, as amended

3.2(b)	Amendment to Bylaws adopted on December 17, 2008

3.3	Certificate of Determination of Participating Series A Preferred Stock of Registrant (See Exhibit 3.1 hereto)

3.4	Certificate of Determination of Participating Series B Preferred Stock of Registrant

4.1	Form of Registrant’s Common Stock certificate (1)

4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp. (2)

4.3	Warrant to purchase up to 1,669,521 shares of Common Stock, issued on December 8, 2008 (14)

4.4	Form of Rights Certificate (See Exhibit 4.2 hereto)

4.5	Summary of Rights (See Exhibit 4.2 hereto)

4.6	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (14)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated June 1, 2006 †(3)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(3)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(13)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(4)

10.3	Form of Indemnification Agreement (5)

10.4	CVB Financial Corp. 1991 Stock Option Plan, as amended †(6)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(7)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(15)

10.6(b)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(8)

10.6(c)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(8)

10.7	CVB Financial Corp. Discretionary Performance Compensation Plan 2008 †(8)

10.8	The Executive NonQualified Excess PlanSM Plan Document effective February 21, 2007 †(13)

10.9	D. Linn Wiley Consulting Agreement dated April 16, 2008 †(16)

10.10	Jay Coleman Consulting and Confidentiality Agreement, dated December 5, 2008 †(17)

10.11	Severance Compensation Agreement for Edward J. Biebrich dated December 31, 2008 †(9)

10.12	Outside Directors’ Compensation †(10)

10.13	Base Salaries for Named Executive Officers of the Registrant †(11)

10.14(a)	Offer letter for Christopher A. Walters, dated June 13, 2007 †(12)

10.14(b)	Severance Compensation Agreement for Christopher A. Walters, dated December 31, 2008 †(9)

10.15(a)	Offer letter for James F. Dowd, dated May 16, 2008 †

10.15(b)	Severance Compensation Agreement for James F. Dowd, dated December 31, 2008 †(9)

10.16(a)	Offer letter for Todd E. Hollander, dated April 21, 2008 †

10.16(b)	Severance Compensation Agreement for Todd E. Hollander, dated December 31, 2008 †(9)

10.17	Form of Waiver, executed by each of Messrs. Christopher D. Myers, Edward J. Biebrich, Jr., Jay W. Coleman, James F. Dowd, Christopher Walters and Todd E. Hollander as to certain compensation benefits †(14)

10.18	Form of Consent, executed by each of Messrs. Christopher D. Myers, Edward J. Biebrich, Jr., Jay W. Coleman, James F. Dowd, Christopher A. Walters and Todd E. Hollander, to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA †(14)

10.19	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury (14)

12	Statement regarding computation of ratios

21	Subsidiaries of Company

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensation plan.

*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 000-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a)	Indenture dated as of December 17,, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).

(b)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).

(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(d)	Indenture by and between FCB and Wells Fargo Bank, National Association, as Trustee, acquired on June 22, 2007 (FCB Statutory Trust II)

(1)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.

(2)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 22, 2000.

(3)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.

(4)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.

(5)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(6)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 13, 1998, Commission file number 1-10394.

(7)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.

(8)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(9)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 7, 2009.

(10)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 14, 2005.

(11)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 21, 2008.

(12)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007.

(13)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on December 8, 2008.

(15)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April, 16, 2008.

(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 18, 2008.

(17)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009.