Form 10-Q
period 2009-03-31
CVB FINANCIAL CORP
filed 2009-05-07
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock of the registrant: 83,326,511 outstanding as of May 4, 2009.

CVB FINANCIAL CORP.
2009 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$101,214	$95,297

Investment securities available-for-sale	2,319,051	2,493,476
Investment securities held-to-maturity	6,607	6,867
Interest-bearing balances due from depository institutions	285	285
Investment in stock of Federal Home Loan Bank (FHLB)	93,240	93,240

Loans and lease finance receivables	3,658,859	3,736,838
Allowance for credit losses	(65,755)	(53,960)

Net Loans and lease finance receivables	3,593,104	3,682,878

Total earning assets	6,012,287	6,276,746
Premises and equipment, net	44,015	44,420
Bank owned life insurance	107,134	106,366
Accrued interest receivable	28,414	28,519
Intangibles	10,231	11,020
Goodwill	55,097	55,097
Other assets	57,697	32,186

TOTAL ASSETS	$6,416,089	$6,649,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,396,087	$1,334,248
Interest-bearing	2,389,178	2,173,908

Total deposits	3,785,265	3,508,156
Demand Note to U.S. Treasury	5,737	5,373
Repurchase agreements	654,016	607,813
Borrowings	1,158,500	1,737,660
Accrued interest payable	8,447	9,741
Deferred compensation	9,367	8,985
Junior subordinated debentures	115,055	115,055
Other liabilities	53,341	41,976

TOTAL LIABILITIES	5,789,728	6,034,759

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; issued and outstanding 130,000 (2008)	121,860	121,508
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,326,511 (2009) and 83,270,263 (2008)	365,204	364,469
Retained earnings	104,291	100,184
Accumulated other comprehensive income, net of tax	35,006	28,731

Total stockholders’ equity	626,361	614,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,416,089	$6,649,651

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months
	Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$49,526	$54,046
Investment securities:
Taxable	22,436	20,877
Tax-preferred	6,996	7,188

Total investment income	29,432	28,065
Dividends from FHLB stock	—	1,093
Federal funds sold and Interest bearing deposits with other institutions	4	15

Total interest income	78,962	83,219
Interest expense:
Deposits	6,590	12,278
Borrowings	15,890	24,952
Junior subordinated debentures	1,190	1,859

Total interest expense	23,670	39,089

Net interest income before provision for credit losses	55,292	44,130
Provision for credit losses	22,000	1,700

Net interest income after provision for credit losses	33,292	42,430

Other operating income:
Service charges on deposit accounts	3,717	3,745
Trust and Investment Services	1,661	1,913
Bankcard services	533	581
BOLI income	737	1,072
Other	780	829
Gain on sale of securities, net	8,929	—

Total other operating income	16,357	8,140

Other operating expenses:
Salaries and employee benefits	15,819	15,543
Occupancy and Equipment	4,448	4,520
Professional services	1,695	1,541
Amortization of intangibles	789	898
Other	8,646	5,897

Total other operating expenses	31,397	28,399

Earnings before income taxes	18,252	22,171
Income taxes	5,084	5,987

Net earnings	$13,168	$16,184
Preferred stock dividend and other reductions	1,992	9

Net earnings allocated to common shareholders	$11,176	$16,175

Comprehensive income	$19,443	$34,826

Basic earnings per common share	$0.13	$0.19

Diluted earnings per common share	$0.13	$0.19

Cash dividends per common share	$0.085	$0.085

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income	Income	Total
Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Issuance of common stock	56		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			393				393
Cash dividends declared
Common ($.085 per share)				(7,083)			(7,083)
Preferred				(1,626)			(1,626)
Amortization of preferred stock discount		352		(352)			—
Comprehensive income:
Net earnings				13,168		$13,168	13,168
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					6,275	6,275	6,275

Comprehensive income						$19,443

Balance March 31, 2009	83,326	121,860	$365,204	$104,291	$35,006		$626,361

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Loss	Income	Total
Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	2	7				7
Repurchase of common stock	(71)	(650)				(650)
Tax benefit from exercise of stock options
Stock-based Compensation Expense		322				322
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.085 per share)			(7,093)			(7,093)
Comprehensive income:
Net earnings			16,184		$16,184	16,184
Other comprehensive income:
Unrealized gain on securities available-for-sale, net				18,642	18,642	18,642

Comprehensive income					$34,826

Balance March 31, 2008	83,096	$353,928	$75,089	$22,772		$451,789

	At March 31,
	2009	2008
Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$10,819	$32,142
Tax benefit	(4,544)	(13,500)

Net unrealized gain on securities	$6,275	$18,642

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$78,131	$82,743
Service charges and other fees received	7,421	8,127
Interest paid	(24,965)	(35,245)
Cash paid to vendors and employees	(25,026)	(32,731)
Income taxes paid	(1,200)	—

Net cash provided by operating activities	34,361	22,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	165,935	—
Proceeds from repayment of investment securities	101,344	85,751
Proceeds from maturity of investment securities	16,937	4,240
Purchases of investment securities	(113,618)	(102,622)
Purchases of FHLB stock	—	(5,869)
Net decrease in loans and lease finance receivables	62,932	103,497
Proceeds from sales of premises and equipment	119	44
Proceeds from sales of other real estate owned	3,428	—
Purchase of premises and equipment	(1,553)	(1,501)
Other, net	(120)	(28)

Net cash provided by investing activities	235,404	83,512

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in transaction deposits	152,819	(51,041)
Net increase/(decrease) in time deposits	124,291	(52,640)
Advances from Federal Home Loan Bank	203,500	100,000
Repayment of advances from Federal Home Loan Bank	(600,000)	(50,000)
Net decrease in other borrowings	(182,295)	(54,567)
Net increase in repurchase agreements	46,204	30,194
Cash dividends on preferred stock	(1,626)	—
Cash dividends on common stock	(7,083)	(7,093)
Repurchase of common stock	—	(650)
Proceeds from exercise of stock options	280	7
Tax benefit related to exercise of stock options	62	—

Net cash used in financing activities	(263,848)	(85,790)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,917	20,616
CASH AND CASH EQUIVALENTS, beginning of period	95,297	89,486

CASH AND CASH EQUIVALENTS, end of period	$101,214	$110,102

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2009	2008
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$13,168	$16,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(8,929)	—
(Gain)/Loss on sale of premises and equipment	(8)	31
Income from bank owned life insurance	(737)	(1,072)
Net amortization of premiums on investment securities	36	446
Provisions for credit losses	22,000	1,700
Stock-based compensation	393	322
Depreciation and amortization	2,635	2,661
Change in accrued interest receivable	105	282
Change in accrued interest payable	(1,294)	3,844
Change in other assets and liabilities	6,992	(1,504)

Total adjustments	21,193	6,710

NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,361	$22,894

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$—	$119,112
Transfer from loans to Other Real Estate Owned (OREO)	$6,291	$1,137
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2009 and 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
     Principles of Consolidation - The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.
     Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 43 Business Financial Centers and 5 Commercial Banking Centers with its headquarters located in the city of Ontario.
     The Company’s operating business units have been combined into two main segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury. Business Financial and Commercial Banking Centers (branches) are comprised of loans, deposits, and products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”
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
     Investment Securities — The Company classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
     Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2009, the Company had entered into commitments with certain customers amounting to $652.8 million compared to $642.7 million at December 31, 2008. Letters of credit at March 31, 2009, and December 31, 2008, were $63.8 million and $63.1 million, respectively.
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
     Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first three months of 2009, we recorded a provision for credit losses of $22.0 million. The allowance for credit losses was $65.8 million as of March 31, 2009.

This represents an increase of $11.8 million when compared with an allowance for credit losses of $54.0 million as of December 31, 2008.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first three months of 2009, the Company recorded an increase of $900,000 in the reserve for undisbursed commitments. As of March 31, 2009, the balance in this reserve was $5.1 million.
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
     At March 31, 2009, the Company had impaired loans of $50.5 million. Of this amount, $43.0 million consisted of non-accrual residential and commercial construction loans, $2.2 million of non-accrual single family mortgage loans, $1.7 million of non-accrual commercial real estate loans, $792,000 of non-accrual commercial and industrial loans, $336,000 of non-accrual consumer loans and one loan of $2.5 million whose terms were modified in a troubled debt restructure. The $43.0 million of non-accrual construction loans primarily consists of five loans totaling $34.8 million to one developer and one loan with a balance of $7.1 million, to another developer. The impaired loans of $50.5 million are supported by collateral with a fair value less selling costs, net of prior liens, of $45.4 million. The amount of specific reserve for these loans was $5.1 million at March 31, 2009. At December 31, 2008, the Bank had classified as impaired, loans with a balance of $20.2 million.
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
     Other Real Estate Owned - Other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. As of March 31, 2009, we had $8.7 million in OREO compared to $6.6 million as of December 31, 2008, an increase of $2.1 million. This was primarily due to the transfer of $6.3 million from non-performing loans offset by $3.4 million in sales of existing OREO properties and $848,000 in OREO write-downs during the first quarter of 2009. During the first three months of 2009, the Bank incurred expenses of $183,000 related to the holding of OREO.
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
     At March 31, 2009 goodwill was $55.1 million. As of March 31, 2009, intangible assets that continue to be subject to amortization include core deposit premiums of $10.2 million (net of $16.9 million of accumulated amortization). Amortization expense for such intangible assets was $789,000 for the three months ended March 31, 2009. Estimated amortization expense, for the remainder of 2009 is expected to be $2.2 million. Estimated amortization expense, for the succeeding five fiscal years is $2.9 million for year one, $2.8 million for year two, $1.6 million for year three, $627,000 for year four and $26,000 for year five. The weighted average remaining life of intangible assets is approximately 2.8 years.
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
     Earnings per Common Share - The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented. There was no impact to prior period earnings per share. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under FSP 03-6-1, all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive

Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.
     Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at March 31, 2009 was 83,326,511. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the three months
	ended March 31,
	2009	2008

Earnings per common share
Net Income available to common shareholders	$11,190	$16,184
Less: Net income allocated to restricted stock	14	9

Net income allocated to common shareholders (numerator)	$11,176	$16,175

Weighted Average Shares Outstanding (denominator)	83,174	83,151
Earnings per common share (1)	$0.13	$0.19

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$11,176	$16,175

Weighted Average Shares Outstanding	83,174	83,151
Incremental shares from assumed exercise of outstanding options	129	371

Diluted Weighted Average Shares Outstanding (denominator)	83,303	83,522
Diluted earnings per common share (1)	$0.13	$0.19

(1)	Of the $0.06 decrease in earnings and diluted earnings per common share, $0.03 is due to the $2.0 million preferred stock dividend and discount amortization
     Stock-Based Compensation - At March 31, 2009, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
     Derivative Financial Instruments — The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. Pursuant to the requirements of SFAS No. 133, all derivative instruments, including certain derivative instruments embedded in other contracts, are to be recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of March 31, 2009, the Bank entered into 24 interest-rate swap agreement with customers and 24 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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
     As of March 31, 2009, the total notional amount of the Bank’s swaps was $138.9 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended March 31, 2009.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Other Assets	$7,743	Other Liabilities	$7,743

Total Derivatives		$7,743		$7,743

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for the
three months ended March 31, 2009
(amounts in thousands)

		Amount of Gain
		Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized in	on Derivative
Hedging Instruments	Income on Derivative	March 31, 2009
Interest Rate Swaps	Other Income	$118

Total		$118

     Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.
     CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $1.5 billion in assets under administration and $741.6 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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
     Recent Accounting Pronouncements — On April 9, 2009, the FASB issued three FASB Staff Positions to clarify the application of SFAS No. 157 to fair-value measurement in the current economic environment, modify the recognition of other-than-temporary impairment of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.
     FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.
     FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by changing the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.
     FSP 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.
     These FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt these FSPs for the quarter ended June 30, 2009 and is evaluating the impact these standards will have on future transactions.
     Reclassification - Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.
     Shareholder Rights Plan - The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 11 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At March 31, 2009, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
     Business Segments - The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 43 Business Financial Centers and 5 Commercial Banking Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.
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
     The following tables present the operating results and other key financial measures for the individual reportable segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$38,523	$29,459	$10,980	$—	$78,962
Credit for funds provided (1)	9,932	—	4,501	(14,433)	—

Total interest income	48,455	29,459	15,481	(14,433)	78,962

Interest expense	7,162	14,926	1,582	—	23,670
Charge for funds used (1)	3,567	4,179	6,687	(14,433)	—

Total interest expense	10,729	19,105	8,269	(14,433)	23,670

Net interest income	37,726	10,354	7,212	—	55,292

Provision for credit losses	—	—	22,000		22,000

Net interest income after provision for credit losses	$37,726	$10,354	$(14,788)	$—	$33,292

Non-interest income	4,812	8,929	2,616	—	16,357
Non-interest expense	12,340	362	18,695	—	31,397

Segment pretax profit (loss)	$30,198	$18,921	$(30,867)	$—	$18,252

Segment assets as of March 31, 2009	$3,888,600	$1,709,621	$817,868	$—	$6,416,089

	Three Months Ended March 31, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$41,779	$29,171	$12,269	$—	$83,219
Credit for funds provided (1)	12,501	—	1,198	(13,699)	—

Total interest income	54,280	29,171	13,467	(13,699)	83,219

Interest expense	12,012	23,551	3,526	—	39,089
Charge for funds used (1)	4,061	4,161	5,477	(13,699)	—

Total interest expense	16,073	27,712	9,003	(13,699)	39,089

Net interest income	38,207	1,459	4,464	—	44,130

Provision for credit losses	—	—	1,700		1,700

Net interest income after provision for credit losses	$38,207	$1,459	$2,764	$—	$42,430

Non-interest income	4,880	—	3,260	—	8,140
Non-interest expense	11,950	296	16,153	—	28,399

Segment pretax profit (loss)	$31,137	$1,163	($10,129)	$—	$22,171

Segment assets as of March 31, 2008	$3,339,521	$2,312,054	$723,227	$—	$6,374,802

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
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
     The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of FAS 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are performed on a recurring basis, while others, such as impaired loans, impairment of goodwill and other intangibles, are performed on a nonrecurring basis.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Investment Securities-AFS	$2,319,051	$—	$2,319,051	$—
Interest Rate Swaps	7,743	—	7,743	—

Total Assets	$2,326,794	$—	$2,326,794	$—

Description of Liability
Interest Rate Swaps	$7,743	$—	$7,743	$—

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant	For the three
		for Identical	Observable	Unobservable	months ended
	Carrying Value at	Assets	Inputs	Inputs	March 31, 2009
(in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Impaired Loans	$45,487	$—	$15,768	$29,719	$(5,050)
OREO	$8,666	$—	$8,666	$—	$(848)
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
     In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15, the Company’s impaired loans and OREO are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. These loans fall within Level 2 of the fair value hierarchy. Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation. These loans fall within Level 3 of the fair value hierarchy. As of March 31,

2009, impaired loans totaled $50.5 million, with a specific reserve of $5.1 million, resulting in a fair value of $45.4 million. OREO properties totaled $9.5 million as of March 31, 2009, with valuation reserves of $848,000, resulting in a fair value of $8.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2008 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions including changes resulting from a prolonged economic downturn, adverse capital and credit market conditions and volatility within those markets, competition in the geographic and business areas in which we conduct operations, natural disasters, pandemic flu or other pandemic illness, ability to successfully integrate acquisitions, fluctuations in interest rates, ability of borrowers to perform under the terms of their loans, credit quality, and government regulations. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust. We are based in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions, both nationally and in California, continue to deteriorate. Approximately 22% of our total loan portfolio of $3.7 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Our provision for credit losses in the first quarter of 2009, which was significantly higher than our provision for credit losses in the first quarter of 2008, reflects an increase in our classified loans, as we continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired four banks and a leasing company, and we have opened five de novo branches: Glendale, Bakersfield, Fresno, Madera, and Stockton, California. We have five Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other four centers are located within a Business Financial Center in San Bernardino, Los Angeles, and Orange counties.
     The full impact of the decreases in interest rates during 2008 was realized during the first quarter of 2009. Our net interest income before provision for credit losses of $55.3 million, increased by $11.2 million or 25.29%, compared to net interest income before provision for credit losses of $44.1 million for the same period in 2008. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. As of March 31, 2009, 36.9% of our deposits are interest-free. This has allowed us to have a low cost of deposits, currently 0.74% for the first quarter of 2009, which contributed to a substantial reduction in interest expense for the first three months of 2009 compared to the same period last year.
     Our net income decreased to $13.2 million for the first three months of 2009 compared with $16.2 million for the first three months of 2008, a decrease of $3.0 million or 18.64%. The decrease of $3.0 million is primarily the result of the increase in provision for credit losses of $20.3 million and an increase in non-interest expense of $3.0 million, offset by an increase in net interest income before provision for credit losses of $11.2 million and gain on sale of securities of $8.9 million. Diluted earnings per share decreased to $0.13 per share for the first quarter of 2009, from $0.19 per share in the first quarter of 2008. Of the $0.06 decrease per share, $0.03 represents costs associated with dividends paid and amortization of the discount on our preferred stock issued in December 2008 to the United States Treasury as a result of our participation in their Capital Purchase Program.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $13.2 million for the three months ended March 31, 2009. This represented a decrease of $3.0 million or 18.64%, from net earnings of $16.2 million for the three months ended March 31, 2008. Basic and diluted earnings per share for the three-month period decreased to $0.13 per share for 2009, compared to $0.19 per share for 2008. The annualized return on average assets was 0.81% for the three months of 2009 compared to an annualized return on average assets of 1.05% for the three months of 2008. The annualized return on average equity was 8.56% for the three months ended March 31, 2009, compared to an annualized return of 14.91% for the three months ended March 31, 2008. The decrease in annualized return on average equity for the three month period is attributed to overall decreased earnings for the first quarter of 2009 and an increase in our average equity balance as a result of the preferred stock we issued to the U.S. Treasury in December 2008 as a result of our participation in the Capital Purchase Program.
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
     Our net interest income, before the provision for credit losses, totaled $55.3 million for the three months ended March 31, 2009. This represented an increase of $11.2 million, or 25.29%, over net interest income, before provision for credit losses, of $44.1 million for the same period in 2008. The increase in net interest income of $11.2 million resulted from a $15.4 million decrease in interest expense, offset by a $4.2 million decrease in interest income.
     Interest income totaled $79.9 million for the first three months of 2009. This represented a decrease of $4.2 million, or 5.12%, compared to total interest income of $83.2 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.26% for the three months of 2009 from 5.91% for the same period of 2008, or 65 basis points. Average earning assets increased by $414.2 million, or 7.07%, from $5.86 billion to $6.28 billion.
     Interest expense totaled $23.7 million for the first three months of 2009. This represented a decrease of $15.4 million, or 39.45%, from total interest expense of $39.1 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 2.07% for the first three months of 2009 from 3.45% for the same period in 2008, or 138 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $210.2 million, or 10.25%, from $2.05 billion to $2.26 billion.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period ended March 31, 2009 and 2008. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month period ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,822,843	$22,436	4.93%	$1,702,123	$20,877	4.96%
Tax preferenced (1)	680,439	6,996	5.80%	690,912	7,188	5.85%
Investment in FHLB stock	93,240	—	0.00%	84,719	1,093	5.16%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	285	4	5.61%	1,296	15	4.63%
Loans (2) (3)	3,680,258	49,526	5.46%	3,383,772	54,046	6.42%

Total Earning Assets	6,277,065	78,962	5.26%	5,862,822	83,219	5.91%
Total Non Earning Assets	333,623			363,691

Total Assets	$6,610,688			$6,226,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,184,519	$2,565	0.88%	$1,294,097	$5,805	1.80%
Time Deposits	1,076,331	4,025	1.52%	756,531	6,473	3.44%

Total Deposits	2,260,850	6,590	1.18%	2,050,628	12,278	2.41%
Other Borrowings	2,324,734	17,080	2.94%	2,454,214	26,811	4.32%

Interest Bearing Liabilities	4,585,584	23,670	2.07%	4,504,843	39,089	3.45%

Non-interest bearing deposits	1,342,229			1,225,327
Other Liabilities	59,156			59,743
Stockholders’ Equity	623,719			436,600

Total Liabilities and Stockholders’ Equity	$6,610,688			$6,226,513

Net interest income		$55,292			$44,130

Net interest spread — tax equivalent			3.19%			2.46%
Net interest margin			3.56%			3.06%
Net interest margin — tax equivalent			3.75%			3.25%
Net interest margin excluding loan fees			3.52%			2.96%
Net interest margin excluding loan fees — tax equivalent			3.70%			3.16%

(1)	Non tax-equivalent rate was 4.12% for 2009 and 4.16% for 2008.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $714; 2008, $1,448

(3)	Non performing loans are included in net loans as follows: 2009, $48.0 million; 2008, $2.7 million

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.75% for the three months of 2009, compared to 3.25% for the first three months of 2008. The increase in the net interest margin over the same period last year is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.19% for the three months of 2009 and 2.46% for the same period last year. The increase in the net interest spread for the three months ended March 31, 2009 resulted from a 138 basis point decrease in the cost of interest-bearing liabilities, offset by a 65 basis point decrease in the yield on earning assets, thus generating a 73 basis point increase in the net interest spread from the same period last year.
     The yield (TE) on earning assets decreased to 5.26% for the three months of 2009, from 5.91% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 58.63% in the three months of 2009 from 57.72% for the same period in 2008. Average investments as a percent of earning assets decreased to 39.88% in the three months of 2009 from 40.82% for the same period in 2008. The yield on loans for the first three months of 2009 decreased to 5.46% as compared to 6.42% for the same period in 2008 as a result of the decreasing interest rate environment. The yield on loans decline at a slower rate than general interest rates as approximately 80% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five or ten years of the loans and reset at fixed rates for the remaining term. The yield (TE) on investments for the first three months of 2009 decreased to 5.17% compared to 5.22% for the same period in 2008. The decrease in rates, offset by increases in average loan and investment balances, resulted in a decrease in our interest income.
     The cost of average interest-bearing liabilities decreased to 2.07% for the first three months of 2009 as compared to 3.45% for the same period in 2008, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities decreased to 50.70% during the first three months of 2009 as compared to 54.48% for the same period in 2008. The cost of borrowings for the first three months of 2009 decreased to 2.94% as compared to 4.32% for the same period in 2008, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2009 decreased to 1.18% as compared to 2.41% for the same period in 2008, also reflecting the declining interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
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

	Comparison of three months ended March 31,
	2009 Compared to 2008
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		( amounts in thousands )
Interest Income:
Taxable investment securities	$1,672	$(126)	$13	$1,559
Tax-advantaged securities	(175)	(19)	2	(192)
Fed funds sold & interest-bearing deposits with other institutions	(12)	3	(2)	(11)
Investment in FHLB stock	110	(1,093)	(110)	(1,093)
Loans	4,681	(7,988)	(1,213)	(4,520)

Total interest on earning assets	6,276	(9,223)	(1,310)	(4,257)

Interest Expense:
Savings deposits	(485)	(2,928)	102	(3,311)
Time deposits	2,705	(3,572)	(1,510)	(2,377)
Other borrowings	(1,398)	(8,467)	134	(9,731)

Total interest on interest-bearing liabilities	822	(14,967)	(1,274)	(15,419)

Net Interest Income	$5,454	$5,744	$(36)	$11,162

Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $49.5 million for the first three months of 2009. This represented a decrease of $4.5 million, or 8.36%, from interest and fees on loans of $54.0 million for the same period in 2008. The decrease in interest and fees on loans for the first three months of 2009 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 5.46% for the first three months of 2009, compared to 6.42% for the same period in 2008. Average loans increased 8.76% from $3.38 billion for the first three months of 2008 to $3.68 billion for the first three months of 2009.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2009 and 2008.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $714,000 for the first three months of 2009, as compared to $1.4 million for the same period in 2008, a decrease of $734,000 or 50.70%.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $29.4 million for the first three months of 2009. This represented an increase of $1.4 million, or 4.87%, over interest on investments of $28.1 million for the same period in 2008. The increase in interest on investments for the three months of 2009 over the same period last year was primarily the result of an increase in average investments offset by a decrease in yield on investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio.

We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 5.17% for the first three months of 2009 compared to 5.22% for the first three months of 2008. Average investment balances for the first three months for 2009 increased $110.2 million, or 4.61% over the same period last year.
Interest on Deposits
     Interest on deposits totaled $6.6 million for the first three months of 2009. This represented a decrease of $5.7 million, or 46.33%, from interest on deposits of $12.3 million for the first three months of 2008. The decrease is due to the decrease in interest rates on deposits offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 1.18% for the first quarter of 2009 from 2.41% for the first quarter of 2008. Average interest-bearing deposits increased $210.2 million, or 10.25%, over the same period last year.
Interest on Borrowings
     Interest on borrowings totaled $15.9 million for the first three months of 2009. This represented a decrease of $9.1 million, or 36.32%, from interest on borrowings of $25.0 million for the same period of 2008. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 134 basis points, from 4.22% for the first quarter of 2008 to 2.88% for the first quarter of 2009. Average borrowings decreased $129.5 million, or 5.54%.
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
     We made a provision for credit losses of $22.0 million during the first three months of 2009 and $1.7 million during the same period in 2008. The increase in allowance during the first quarter of 2009 was primarily due to the increase in classified loans. We continue to make greater provisions for credit losses in order to build our reserves to be fiscally prepared for any further deterioration in the economy based on current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to total loans as of March 31, 2009 and 2008 was 1.80% and 1.02%, respectively.
     No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $10.2 million for the first three months of 2009 and $38,000 during the same period of 2008. See “Risk Management – Credit Risk” herein.
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

     Other operating income totaled $16.4 million for the first three months of 2009. This represents an increase of $8.2 million, or 100.94%, over other operating income of $8.1 million for the same period in 2008. The increase is due to the gain on sale of securities of $8.9 million during the first quarter of 2009. This was partially offset by decreases in trust and investment services income of $252,000, or 13.15% and BOLI income of $335,000, or 31.27%. The decrease in trust income was primarily due to the decline in market price of the assets under administration. The decrease in BOLI income was due to a lower earnings yield on the BOLI assets also due to market declines.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 22.83% for the first three months of 2009, as compared to 15.57% for the same period in 2008.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $31.4 million for the first three months of 2009. This represents an increase of $3.0 million, or 10.56% over other operating expenses of $28.4 million for the same period in 2008. The increase was primarily due to $1.0 million of OREO expense incurred during the first quarter of 2009, $900,000 increase in our provision for unfunded commitments, and $682,000 increase in FDIC insurance assessments. As a result of recently adopted regulations regarding FDIC special assessments and the potential for further instability in financial institutions, we anticipate our deposit insurance premiums will further increase throughout 2009.
     At March 31, 2009, we employed 700 full time equivalent employees, compared to 698 full time equivalent employees at March 31, 2008.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.93% and 1.83% for the first three months of 2009 and 2008, respectively.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2009, the efficiency ratio was 63.24%, compared to a ratio of 56.16% for the same period in 2008.
Income Taxes
     The Company’s effective tax rate for the three months of 2009 was 27.85% compared to 27.00% for the same period in 2008. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
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

Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three months ended March 31, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended
	March 31,
	2009	2008
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$48,455	$54,280
Interest expense	10,729	16,073

Net Interest Income	$37,726	$38,207

Non-interest income	4,812	4,880
Non-interest expense	12,340	11,950

Segment pretax profit (loss)	$30,198	$31,137

Balance Sheet
Average loans	$3,680,258	$3,383,772
Average non-interest bearing deposits	$1,342,229	$1,225,327
Average interest-bearing deposits	$2,260,850	$2,050,628
Yield on loans	5.46%	6.42%
Rate paid on deposits	1.18%	2.41%
     For the three months ended March 31, 2009, segment profit decreased by $1.0 million, or 3.02%, compared to the same period last year. This was primarily due to the decrease in interest income, offset by a decrease in interest expense. The interest income and interest expense component for this segment includes a credit for funds provided and a charge for funds used, respectively, which is eliminated in the consolidated presentation. As a result of the current low interest rate environment, the credit for funds provided was $9.9 million for the three months ended March 31, 2009 compared to $12.5 million for the same period last year. This represents a decrease of $2.6 million, or 20.55%. The decrease in interest rates was offset by an increase in excess funds provided resulting from the increases in average deposits year over year. Non-interest income was comparable to the first three months of 2008. Non-interest expense increased $390,000, or 3.26%, compared to the same period last year.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the three months ended March 31, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment

	Three months ended
	2009	2008
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$29,459	$29,171
Interest expense	19,105	27,712

Net Interest Income	$10,354	$1,459

Non-interest income	8,929	—
Non-interest expense	362	296

Segment pretax profit (loss)	$18,921	$1,163

Balance Sheet
Average investments	$2,596,807	$2,479,050
Average borrowings	$2,209,679	$2,339,159
Yield on investments-TE	5.17%	5.22%
Non-tax equivalent yield	4.12%	4.16%
Rate paid on borrowings	2.88%	4.22%
     For the three months ended March 31, 2009, segment profit increased by $17.8 million over the same period last year. The increase is partially attributed to an increase in net interest income due to the fact that a substantial portion of our securities portfolio is fixed rate while our rate on borrowings decreased 134 basis points from 4.22% in the first three months of 2008 to 2.88% for the same period in 2009. In addition, we sold $177.1 million in securities during the first quarter of 2009 and recognized a gain on sale of $8.9 million.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Three months ended
	March 31,
	2009	2008
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$15,481	$13,467
Interest expense	8,269	9,003

Net interest income	$7,212	$4,464

Provision for Credit Losses	22,000	1,700
Non-interest income	2,616	3,260
Non-interest expense	18,695	16,153

Pre-tax loss	$(30,867)	$(10,129)

     The Company’s administration and other operating departments reported pre-tax loss of $30.9 million for the first three months of 2009. This represents a decrease of $20.7 million or 204.75%, from a pre-tax loss of $10.1 million for the same period in 2008. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $20.3 million.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.42 billion at March 31, 2009. This represented a decrease of $233.6 million, or 3.51%, from total assets of $6.65 billion at December 31, 2008 primarily due to a decrease in investment securities of $174.7 million. Earning assets totaled $6.01 billion at March 31, 2009. This represented a decrease of $264.5 million, or 4.21%, from total earning assets of $6.28 billion at December 31, 2008. Total liabilities were $5.79 billion at March 31, 2009, down $245.0 million, or 4.06%, from total liabilities of $6.03 billion at December 31, 2008. Total equity increased $11.5 million, or 1.87%, to $626.4 million at March 31, 2009, compared with total equity of $614.9 million at December 31, 2008.
Investment Securities
     The Company reported total investment securities of $2.33 billion at March 31, 2009. This represented a decrease of $174.7 million, or 6.99%, from total investment securities of $2.50 billion at December 31, 2008. During the first quarter of 2009, we sold certain securities with relatively short maturities. Investment securities comprise 38.68% of the Company’s total earning assets at March 31, 2009.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2009, securities held as available-for-sale had a fair value of $2.32 billion, representing 99.7% of total investment securities, with an amortized cost of $2.26 billion. At March 31, 2009, the net unrealized holding gain on securities available-for-sale was $60.4 million and that resulted in accumulated other comprehensive income of $35.0 million (net of $25.3 million in deferred taxes). At December 31, 2008, the Company reported net unrealized gain on investment securities available-for-sale of $49.5 million and accumulated other comprehensive income of $28.7 million (net of deferred taxes of $20.8 million).
     Table 3 sets forth investment securities available-for-sale at March 31, 2009 and December 31, 2008.
Table 3 — Composition of Investment Securities

	March 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	27,101	449	—	27,550	1.19%
Mortgage-backed securities	922,634	33,338	—	955,972	41.23%
CMO’s / REMIC’s	645,447	19,553	(945)	664,055	28.63%
Municipal bonds	663,515	16,149	(8,190)	671,474	28.95%

Total Investment Securities	$2,258,697	$69,489	$(9,135)	$2,319,051	100.00%

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	27,105	673	—	27,778	1.11%
Mortgage-backed securities	1,150,650	33,836	(1)	1,184,485	47.51%
CMO’s / REMIC’s	591,531	9,855	(4,595)	596,791	23.93%
Municipal bonds	674,655	16,704	(6,937)	684,422	27.45%

Total Investment Securities	$2,443,941	$61,068	$(11,533)	$2,493,476	100.00%

     The weighted-average yield (TE) on the investment portfolio at March 31, 2009 was 4.66% with a weighted-average life of 4.8 years. This compares to a yield of 4.70% at December 31, 2008 with a weighted-average life of 4.9 years and a yield of 4.86% at March 31, 2008 with a weighted-average life of

4.5 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
     Approximately 69% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2009 and December 31, 2008.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$4,295	$2,312	$4,295	$2,312

Available-for-Sale
CMO/REMICs	$15,383	$40	$34,395	$905	$49,778	$945
Municipal bonds	157,928	4,979	45,357	3,211	203,285	8,190

	$173,311	$5,019	$79,752	$4,116	$253,063	$9,135

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	265	—	13,903	1	14,168	1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would be written down to its fair value as a new cost basis and the write down recognized as a loss in current earnings.

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
     CMO Held-to-Maturity - We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $6.6 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of March 31, 2009, the unrealized loss on this security was $2.3 million and the fair value quoted on the security was 64% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of March 31, 2009 under the requirements of FAS 115. We believe the decline in fair value below cost on the security is not other than temporary based on a detailed model of the securitization performed by an outside third party which indicates we will receive all of our book value on the security based on what we believe are the probable assumptions related to the housing market, the losses expected on the underlying mortgages, and the credit support available to the security, as well as, all other information available on the security and underlying collateral.
     Mortgaged-Backed Securities and CMO/REMICs - Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying mortgages. All mortgage-backed securities are rated investment grade with average life of approximately 3.8 years. The contractual cash flows of 97.2% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.8% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bond. The unrealized loss greater than 12 months on these securities at March 31, 2009 is $905,000. This loss is comprised of bonds issued by non-government sponsored enterprises such as financial institutions with a loss of $870,000 and one FHLMC security with a loss of $35,000. Because we believe the decline in fair value is attributable to the changes in interest rates and the Company has the ability and intent to hold these securities until recovery of fair value at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2009.
     Municipal Bonds - The municipal bonds in the Bank’s portfolio are all investment grade bonds, except for one bond rated BB. Although this bond is below investment grade, it is a general obligation bond and the underlying municipality is not exhibiting financial problems. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 6.8 years. The unrealized loss greater than 12 months on these securities at March 31, 2009 is $3.2 million. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and the Bank has the ability and intent to hold these securities until recovery of fair value at maturity, the Bank does not consider these investments to be other than temporarily impaired at March 31, 2009.

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
     At March 31, 2009 and December 31, 2008, investment securities having an amortized cost of approximately $2.13 billion and $2.32 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
Loans
     At March 31, 2009, we reported total loans, net of deferred loan fees, of $3.66 billion. This represents a decrease of $78.0 million, or 2.09%, from total loans, net of deferred loan fees, of $3.74 billion at December 31, 2008. Total loans, net of deferred loan fees, comprise 60.86% of our total earning assets.
Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	March 31,		December 31,
	2009		2008
Commercial and Industrial	$365,197	10.0%	$370,829	9.9%
Real Estate:
Construction	333,234	9.1%	351,543	9.4%
Commercial Real Estate	1,960,805	53.5%	1,945,706	51.9%
SFR Mortgage	323,265	8.8%	333,931	8.9%
Consumer	69,708	1.9%	66,255	1.8%
Municipal lease finance receivables	169,230	4.6%	172,973	4.6%
Auto and equipment leases, net of unearned discount	41,708	1.1%	45,465	1.2%
Dairy and Livestock	404,090	11.0%	459,329	12.3%

Gross Loans	3,667,237	100.0%	3,746,031	100.0%

Less: Deferred net loan fees	(8,378)		(9,193)

Gross loans, net of deferred loan fees	$3,658,859		$3,736,838
Less: Allowance for credit losses	(65,755)		(53,960)

Net Loans	$3,593,104		$3,682,878

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
     Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total loans and commercial real estate loans by region.

	March 31, 2009
			Commercial
	Total Loans		Real Estate Loans
Loans by County	(amounts in thousands)
Los Angeles County	$1,218,856	33.2%	$700,924	35.8%
Inland Empire	809,535	22.1%	612,352	31.2%
Central Valley	637,911	17.4%	274,766	14.0%
Orange County	524,523	14.3%	207,989	10.6%
Other Areas	476,412	13.0%	164,774	8.4%

	$3,667,237	100.0%	$1,960,805	100.0%

     Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 65-75%. This table breaks down our real estate portfolio, with the exception of construction loans, which are discussed in greater detail below.

	March 31, 2009
			Percent
	(amounts in		Owner-
Real Estate Loans	thousands)	Percent	Occupied (1)
Single Family-Direct	$61,765	2.7%	100.0%
Single Family-Mortgage Pools	261,500	11.4%	100.0%
Multifamily	111,249	4.9%	0.0%
Industrial	657,167	28.9%	37.4%
Office	391,052	17.1%	24.9%
Retail	215,810	9.4%	13.9%
Medical	126,526	5.5%	45.1%
Secured by Farmland	155,920	6.8%	0.0%
Other	303,081	13.3%	51.0%

	$2,284,070	100.0%

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $61.8 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $261.5 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of March 31, 2009, the Company had $333.2 million in construction loans. This represents 9.1% of total loans outstanding of $3.7 billion. Of this $333.2 million in construction loans, approximately 28%, or $93.2 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $240.1 million, were related to commercial construction, which have continued to perform well. Our construction loans are located throughout our marketplace as can be seen in the following table.

	March 31, 2009
	SFR & Multifamily
	Land
Construction Loans	Development		Construction		Total
Inland Empire	$1,433	4.3%	$17,654	29.4%	$19,087	20.5%
Orange County	5,196	15.7%	—	0.0%	5,196	5.6%
Los Angeles County	—	0.0%	24,781	41.3%	24,781	26.6%
Central Valley	21,115	63.8%	973	1.6%	22,088	23.7%
San Diego County	3,421	10.3%	8,055	13.4%	11,476	12.3%
Other (includes out-of-state)	1,956	5.9%	8,570	14.3%	10,526	11.3%

	$33,121	100.0%	$60,033	100.0%	$93,154	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$20,406	42.3%	$77,210	40.3%	$97,616	40.7%
Orange County	—	0.0%	24,977	13.0%	24,977	10.4%
Los Angeles County	5,946	12.3%	43,230	22.5%	49,176	20.5%
Central Valley	14,933	30.9%	17,567	9.2%	32,500	13.5%
Other (includes out-of-state)	6,977	14.5%	28,834	15.0%	35,811	14.9%

	$48,262	100.0%	$191,818	100.0%	$240,080	100.0%

     Of the total SFR and multifamily loans, $34.2 million are for multifamily and the remainder represents single-family loans.
Non-performing Assets
     We had non-performing assets of $56.7 million at March 31, 2009. Non-performing assets represent 1.55% of total loans and OREO and 0.88% of total assets at March 31, 2009. We had non-performing assets of $24.2 million at December 31, 2008. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

	March 31,	December 31,
	2009	2008
	(amounts in thousands)
Non-accrual loans	$48,037	$17,684
Other real estate owned (OREO)	8,666	6,565

Total nonperforming assets	$56,703	$24,249

Restructured loans	$2,500	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	1.55%	0.65%

Percentage of nonperforming assets to total assets	0.88%	0.36%

     We had loans with a balance of $50.5 million classified as impaired at March 31, 2009. This balance includes the non-performing loans of $48.0 million and one restructured loan with a balance of $2.5 million as of March 31, 2009. At December 31, 2008, we had impaired loans with a balance of $20.2 million. Impaired loans measured 1.38% of gross loans as of March 31, 2009.
     At March 31, 2009, we held $8.7 million as OREO, which represents nine foreclosed properties. This represents an increase of $2.1 million from an OREO balance of $6.6 million at December 31, 2008. The increase was primarily due to the transfer of $6.3 million from non-performing loans offset by $3.4 million in sales of existing OREO properties and $848,000 in OREO write-downs during the first quarter of 2009.
     The table below provides trends in our non-performing assets and delinquencies over the past year.
Non-Performing Assets & Delinquency Trends
(Dollar amounts in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
Non-Performing Loans
Real Estate Construction and Land — Residential	$20,943	$7,524	$8,020	$9,802	$1,535
Real Estate Construction — Commercial	22,102	—	—	—	—
SFR Mortgage	2,203	3,116	2,062	1,672	1,153
Commercial Real Estate	1,661	4,658	4,995	337	—
Commercial and Industrial	792	2,074	1,248	214	19
Consumer	336	312	312	312	—

Total	$48,037	$17,684	$16,637	$12,337	$2,707

% of Total Loans	1.31%	0.47%	0.46%	0.35%	0.08%

Past Due 30+ Days
Real Estate Construction and Land — Residential	$—	$—	$—	$—	$768
Real Estate Construction — Commercial	—	—	2,500	—	—
SFR Mortgage	3,814	1,931	481	483	1,180
Commercial Real Estate	8,341	2,402	19	255	13,718
Commercial and Industrial	1,720	592	1,852	228	1,991
Consumer	62	231	55	—	533

Total	$13,937	$5,156	$4,907	$966	$18,190

% of Total Loans	0.38%	0.14%	0.14%	0.03%	0.53%

OREO
Real Estate Construction and Land — Residential	$2,416	$6,158	$1,612	$1,137	$1,137
Commercial Real Estate	4,612	87	—	—	—
Commercial and Industrial	893	—	—	—	—
SFR Mortgage	745	320	315	—	—

Total	$8,666	$6,565	$1,927	$1,137	$1,137

Total Non-Performing, Past Due & OREO	$70,640	$29,405	$23,471	$14,440	$22,034

% of Total Loans	1.93%	0.78%	0.65%	0.41%	0.65%
     We had $48.0 million in non-performing loans at March 31, 2009, or 1.31% of total loans. This compares to $17.7 million in non-performing loans at December 31, 2008 and $2.7 million at March 31, 2008. Non-performing loans consist of $20.9 million in residential real estate construction and land loans, $22.1 million in commercial construction loans, $2.2 million in single-family mortgage loans, $1.7 million in commercial real estate loans, $0.8 million in other commercial loans and $0.3 million in consumer loans.
     The $48.0 million in non-performing loans consist of five construction loans to one developer totaling $34.8 million with a specific reserve of $5.1 million. The remaining $13.2 million consist primarily of one commercial construction loan with a balance of $7.1 million, five residential mortgage loans totaling $2.2 million, one residential construction loan of $1.1 million, and one commercial real estate loan of $1.2 million.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of March 31, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.

Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At March 31, 2009, total deposits were $3.79 billion, representing an increase of $277.1 million, or 7.90%, over total deposits of $3.51 billion at December 31, 2008. The composition of deposits is as follows:

	March 31, 2009		December 31, 2008
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,396,087	36.9%	$1,334,248	38.0%
Interest bearing deposits
Savings Deposits	1,234,758	32.6%	1,143,779	32.6%
Time deposits	1,154,420	30.5%	1,030,129	29.4%

Total deposits	$3,785,265	100.0%	$3,508,156	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.40 billion at March 31, 2009, representing an increase of $61.8 million, or 4.63%, over total demand deposits of $1.33 billion at December 31, 2008. Non-interest-bearing demand deposits represented 36.9% of total deposits as of March 31, 2009 and 38.0% of total deposits as of December 31, 2008.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.23 billion at March 31, 2009, representing an increase of $91.0 million, or 7.95%, over savings deposits of $1.14 billion at December 31, 2008.
     Time deposits totaled $1.15 billion at March 31, 2009. This represented an increase of $124.3 million, or 12.1%, over total time deposits of $1.03 billion at December 31, 2008.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 38.01% as of March 31, 2009, as compared to 40.12% as of December 31, 2008.
     During 2009 and 2008, we entered into short-term borrowing agreements (borrowings with maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had outstanding balances of $203.5 million under these agreements at March 31, 2009 and $776.5 million at December 31, 2008. The decrease of $573.0 million, or 73.79%, is due to the repayment of short-term borrowings partially due to the increase in deposits balances during the first quarter of 2009. We also sold investment securities and used the proceeds from the sale to repay short-term borrowings. The weighted average annual interest rate was 0.21% and 1.39% at March 31, 2009 and December 31, 2008, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.

     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2011. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. As of March 31, 2009 and December 31, 2008, total customer repurchases were $404.0 million and $357.8 million, respectively, with weighted average annual interest rates of 1.15% and 1.29%. As of March 31, 2009 and December 31, 2008, total funds borrowed under these agreements were $654.0 million and $607.8 million, respectively.
     We also entered into long-term borrowing agreements (borrowings with maturities of one year or longer) with the FHLB. We had outstanding balances of $950.0 million under these agreements at both March 31, 2009 and December 31, 2008. The weighted average annual interest rate was 4.09% at both March 31, 2009 and December 31, 2008, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2009 and December 31, 2008 the amounts held by the Bank in the TT&L Note Option Program were $5.7 million and $5.4 million, collateralized by securities, respectively. Amounts are payable on demand.
     At March 31, 2009, borrowed funds totaled $1.82 billion, representing a decrease of $532.6 million, or 22.66%, from total borrowed funds of $2.35 billion at December 31, 2008.
Aggregate Contractual Obligations
     The following table summarizes our contractual commitments as of March 31, 2009:

	Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$3,785,265	$3,473,638	$308,159	$477	$2,991
FHLB and Other Borrowings	1,818,253	613,253	500,000	450,000	255,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,761	635	1,659	1,601	4,866
Operating Leases	28,465	4,028	8,623	5,396	10,418

Total	$5,755,799	$4,091,554	$818,441	$457,474	$388,330

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.
     FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of March 31, 2009.
     Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
     At March 31, 2009, we had commitments to extend credit of approximately $652.8 million and obligations under letters of credit of $63.8 million and available lines of credit totaling $1.08 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $5.1 million as of March 31, 2009 and $4.2 million as of December 31, 2008.
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
     The following table summarizes the off-balance sheet arrangements at March 31, 2009:

	Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2009	( Amounts in thousands )
Commitment to extend credit	652,792	196,509	71,667	49,118	335,498
Obligations under letters of credit	63,777	45,226	12,665	5,886	—

Total	$716,569	$241,735	$84,332	$55,004	$335,498

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2009, the Bank’s loan to deposit ratio averaged 102.14%, compared to an average ratio of 103.29% for the same period in 2008. The Bank’s ratio of loans to deposits and customer repurchases averaged 92.24% for the first three months of 2009 and 92.95% for the same period in 2008.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations, including dividend obligations on the cumulative preferred stock we issued to the United States Treasury as part of our participation in the Capital Purchase Program. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. At March 31, 2009, approximately $106.1 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $34.4 million for the first three months of 2009, compared to $22.9 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in interest paid on deposits and a decrease in cash paid to vendors and employees.
     Net cash provided by investing activities totaled $235.4 million for the first three months of 2009, compared to net cash provided by investing activities of $83.5 million for the same period in 2008. The increase in cash provided by investing activities was primarily the result of the sales and repayments of mortgage-backed securities during the first three months of 2009.
     Net cash used in financing activities totaled $263.8 million for the first three months of 2009, compared to net cash used in financing activities of $85.8 million for the same period last year. The increase was primarily due to repayment of FHLB advances and decrease in other borrowings, offset by increases in deposits.
     At March 31, 2009, cash and cash equivalents totaled $101.2 million. This represented a decrease of $8.9 million, or 8.07%, from a total of $110.1 million at March 31, 2008 and an increase of $5.9 million, or 6.21%, over a total of $95.3 million at December 31, 2008.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, including the costs, benefits and impact of the Company’s continued participation in the United States Treasury’s Capital Purchase Program, and the availability of alternative sources of capital. Although we are not one of the 19 large financial institutions required to conduct a forward-looking capital assessment, or “stress test,” pursuant to the U.S. Treasury’s Capital Assistance Program (CAP), the stress assessment requirements under the CAP or similar requirements could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine or, our regulators could require us, to raise additional capital.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2009, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

     The Company’s equity capital was $626.4 million at March 31, 2009. This represented an increase of $11.5 million, or 1.87%, over equity capital of $614.9 million at December 31, 2008. The increase was due primarily to the net earnings for the first three months of 2009 in the amount of $13.2 million and the unrealized gain on securities available-for-sale, net of tax, of $6.3 million, offset by the payment of common and preferred dividends in the amount of $8.7 million. The Company’s 2008 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
     The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2009, and December 31, 2008.

	Required
	Minimum	March 31, 2009		December 31, 2008
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	14.61%	14.41%	14.18%	13.93%
Total	8.00%	15.98%	15.67%	15.54%	15.19%
Leverage ratio	4.00%	9.79%	9.66%	9.84%	9.65%
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
     Loans are risk rated into the following categories: Loss, Doubtful, Substandard, Special Mention and Pass. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our allowance for losses. The Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.
     The Bank obtains a quarterly independent credit review by engaging an outside party to review our loans. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process..
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
     Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the three months ended March 31, 2009 and 2008.

TABLE 7 — Summary of Credit Loss Experience

	Three months ended March 31,
	2009	2008
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,658,859	$3,392,192

Average Total Loans Outstanding (1)	$3,680,258	$3,383,772

Allowance for Credit Losses:
Beginning of Period	$53,960	$33,049
Loans Charged-Off:
Construction Loans	7,643	—
Real Estate Loans	188	—
Commercial and Industrial	2,212	62
Lease Financing Receivables	144	65
Consumer Loans	117	119

Total Loans Charged-Off	10,304	246

Recoveries:
Real Estate Loans	—	191
Commercial and Industrial	13	2
Lease Financing Receivables	73	10
Consumer Loans	13	5

Total Loans Recovered	99	208

Net Loans Charged-Off	10,205	38

Provision Charged to Operating Expense	22,000	1,700

Allowance for Credit Losses at End of period	$65,755	$34,711

(1)	Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	0.28%	0.00%
Net Loans Charged-Off to Total Loans at End of Period	0.28%	0.00%
Allowance for Credit Losses to Average Total Loans	1.79%	1.03%
Allowance for Credit Losses to Total Loans at End of Period	1.80%	1.02%
Net Loans Charged-Off to Allowance for Credit Losses	15.52%	0.11%
Net Loans Charged-Off to Provision for Credit Losses	46.39%	2.24%
     While we believe that the allowance at March 31, 2009, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the third quarter with the following results:
•	We have $250 million in a repurchase agreement with an embedded double cap. We entered into this transaction in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aaa.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	All of our investment securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A or greater.

•	We have $255.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $15.0 billion in assets. We rely on these funds for overnight borrowings.
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
     Approximately $1.6 billion, or 69.86%, of the total investment portfolio at March 31, 2009 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
     We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a rolling two-year horizon.
     The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and 100 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.
     The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2009:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points - 100 basis points	(0.98%) 0.16%
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

Liquidity Risk
     Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.
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
     Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-

depth audits performed by an external firm and the other is periodic monitoring performed by the Risk Management Division.
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
     The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to ensure that our associates are adhering to established policies and procedures adopted by the Bank. The Chief Risk Officer will notify the appropriate department head and the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any violations noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted violations.
     The Bank recognizes that customer complaints can often identify weaknesses in our compliance program which could expose the Bank to risk. Therefore, all complaints are given prompt attention. Our Risk Management Policy and Program includes provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     There were no changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s FORM 10-K for the year ended December 31, 2008, during the three months ended March 31, 2009. Please refer to that section of the Company’s 10-K for disclosure regarding the risks and uncertainties related to the Company’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We did not repurchase any securities during the three months ended March 31, 2009. Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock which remain to be repurchased at March 31, 2009. We are currently subject to restrictions relating to repurchasing our common stock as a result of our participation in the United States Treasury Capital Purchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
     The Exhibits listed below are included with this Report.

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

CVB FINANCIAL CORP. (Registrant)
Date: May 6, 2009	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer