Form 10-Q
period 2009-06-30
CVB FINANCIAL CORP
filed 2009-08-05
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑
     Number of shares of common stock of the registrant: 105,981,511 outstanding as of August 4, 2009.

CVB FINANCIAL CORP.
2009 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$221,242	$95,297

Investment securities available-for-sale	2,271,393	2,493,476
Investment securities held-to-maturity	6,347	6,867
Interest-bearing balances due from depository institutions	1,785	285
Investment in stock of Federal Home Loan Bank (FHLB)	93,240	93,240

Loans and lease finance receivables	3,614,756	3,736,838
Allowance for credit losses	(74,755)	(53,960)

Net Loans and lease finance receivables	3,540,001	3,682,878

Total earning assets	5,912,766	6,276,746
Premises and equipment, net	42,838	44,420
Bank owned life insurance	108,045	106,366
Accrued interest receivable	26,320	28,519
Intangibles	9,497	11,020
Goodwill	55,097	55,097
Other assets	39,092	32,186

TOTAL ASSETS	$6,414,897	$6,649,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$1,420,535	$1,334,248
Interest-bearing	2,562,685	2,173,908

Total deposits	3,983,220	3,508,156
Demand Note to U.S. Treasury	8,995	5,373
Repurchase agreements	676,111	607,813
Borrowings .	955,000	1,737,660
Accrued interest payable	8,559	9,741
Deferred compensation	9,156	8,985
Junior subordinated debentures	115,055	115,055
Other liabilities	35,425	41,976

TOTAL LIABILITIES	5,791,521	6,034,759

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; issued and outstanding 130,000 (2008)	122,219	121,508
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 83,326,511 (2009) and 83,270,263 (2008)	365,594	364,469
Retained earnings	111,089	100,184
Accumulated other comprehensive income, net of tax	24,474	28,731

Total stockholders’ equity	623,376	614,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,414,897	$6,649,651

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$49,771	$52,211	$99,296	$106,257
Investment securities:
Taxable	19,134	22,430	41,570	43,306
Tax-preferred	6,815	7,111	13,811	14,299

Total investment income	25,949	29,541	55,381	57,605
Dividends from FHLB stock	—	1,205	—	2,299
Federal funds sold and Interest bearing deposits with other institutions	55	12	59	27

Total interest income	75,775	82,969	154,736	166,188
Interest expense:
Deposits	6,439	8,537	13,029	20,816
Borrowings	14,212	24,235	30,102	49,187
Junior subordinated debentures	1,029	1,714	2,219	3,573

Total interest expense	21,680	34,486	45,350	73,576

Net interest income before provision for credit losses	54,095	48,483	109,386	92,612
Provision for credit losses	20,000	3,000	42,000	4,700

Net interest income after provision for credit losses	34,095	45,483	67,386	87,912

Other operating income:
Service charges on deposit accounts	3,643	3,807	7,360	7,552
Trust and Investment Services	1,604	1,975	3,265	3,888
Bankcard services	586	618	1,120	1,199
BOLI income	659	1,146	1,396	2,218
Other	598	1,156	1,377	1,986
Gain on sale of securities, net	12,619	—	21,548	—

Total other operating income	19,709	8,702	36,066	16,843

Other operating expenses:
Salaries and employee benefits	15,376	15,501	31,196	31,044
Occupancy and Equipment	4,421	5,099	8,870	9,619
Professional services	1,658	1,874	3,352	3,415
Amortization of intangibles	734	898	1,523	1,796
Other	10,790	7,006	19,435	12,903

Total other operating expenses	32,979	30,378	64,376	58,777

Earnings before income taxes	20,825	23,807	39,076	45,978
Income taxes	4,964	6,655	10,048	12,642

Net earnings	$15,861	$17,152	$29,028	$33,336
Preferred stock dividend and other reductions	2,000	23	3,993	44

Net earnings allocated to common shareholders	$13,861	$17,129	$25,035	$33,292

Comprehensive income	$5,329	$(11,338)	$24,771	$23,488

Basic earnings per common share	$0.17	$0.21	$0.30	$0.40

Diluted earnings per common share	$0.17	$0.21	$0.30	$0.40

Cash dividends per common share	$0.085	$0.085	$0.17	$0.17

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income	Income	Total

Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Issuance of common stock	56		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			783				783
Cash dividends declared
Common ($0.17 per share)				(14,162)			(14,162)
Preferred				(3,250)			(3,250)
Amortization of preferred stock discount		711		(711)			—
Comprehensive income:
Net earnings				29,028		$29,028	29,028
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net					(4,257)	(4,257)	(4,257)

Comprehensive income						$24,771

Balance June 30, 2009	83,326	122,219	$365,594	$111,089	$24,474		$623,376

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Loss	Income	Total

Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	127	328				328
Repurchase of common stock	(71)	(650)				(650)
Tax benefit from exercise of stock options		101				101
Stock-based Compensation Expense		701				701
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.17 per share)			(14,151)			(14,151)
Comprehensive income:
Net earnings			33,336		$33,336	33,336
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(9,848)	(9,848)	(9,848)

Comprehensive income					$23,488

Balance June 30, 2008	83,221	$354,729	$85,183	$(5,718)		$434,194

	At June 30,
	2009	2008
Disclosure of reclassification amount
Unrealized loss on securities arising during the period	$(7,339)	$(16,980)
Tax benefit	3,082	7,132

Net unrealized loss on securities	$(4,257)	$(9,848)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$155,769	$165,547
Service charges and other fees received	14,494	16,834
Interest paid	(46,533)	(74,990)
Cash paid to vendors and employees	(59,257)	(59,221)
Income taxes paid	(23,386)	(8,846)

Net cash provided by operating activities	41,087	39,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	440,343	—
Proceeds from repayment of investment securities	210,361	182,420
Proceeds from maturity of investment securities	46,417	21,320
Purchases of investment securities	(462,387)	(328,114)
Purchases of FHLB stock	—	(11,944)
Net decrease/(increase) in loans and lease finance receivables	95,787	(19,196)
Proceeds from sales of premises and equipment	216	67
Proceeds from sales of other real estate owned	9,413	—
Purchase of premises and equipment	(2,172)	(2,165)
Other, net	(375)	(28)

Net cash provided by/(used in) investing activities	337,603	(157,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in transaction deposits	276,273	(83,903)
Net increase/(decrease) in time deposits	198,791	(66,813)
Advances from Federal Home Loan Bank	—	300,000
Repayment of advances from Federal Home Loan Bank	(600,000)	(50,000)
Net decrease in other borrowings	(179,037)	(9,113)
Net increase in repurchase agreements	68,298	63,997
Cash dividends on preferred stock	(3,250)	—
Cash dividends on common stock	(14,162)	(14,151)
Repurchase of common stock	—	(650)
Proceeds from exercise of stock options	280	328
Tax benefit related to exercise of stock options	62	101

Net cash (used in)/provided by financing activities	(252,745)	139,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	125,945	21,480
CASH AND CASH EQUIVALENTS, beginning of period	95,297	89,486

CASH AND CASH EQUIVALENTS, end of period	$221,242	$110,966

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2009	2008
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$29,028	$33,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(21,548)	—
Loss on sale of premises and equipment	57	46
Income from bank owned life insurance	(1,396)	(2,218)
Net amortization of premiums on investment securities	579	845
Provisions for credit losses	42,000	4,700
Stock-based compensation	783	701
Depreciation and amortization	5,002	5,568
Change in accrued interest receivable	2,199	1,084
Change in accrued interest payable	(1,182)	(1,415)
Change in other assets and liabilities	(14,435)	(3,323)

Total adjustments	12,059	5,988

NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,087	$39,324

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned (OREO)	$7,644	$1,137
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2009 and 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
     Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiary: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp; and Orange National Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). In accordance with Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), these trusts do not meet the criteria for consolidation.
     Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 41 Business Financial Centers and 5 Commercial Banking Centers with its headquarters located in the city of Ontario.
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
     At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Effective April 1, 2009, the Company adopted FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by changing the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income.
     Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2009, the Company had entered into commitments with certain customers amounting to $583.5 million compared to $642.7 million at December 31, 2008. Letters of credit at June 30, 2009, and December 31, 2008, were $63.2 million and $63.1 million, respectively.
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
     Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first six months of 2009, we recorded a provision for credit losses of $42.0 million. The allowance for credit losses was $74.8 million as of June 30, 2009.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first six months of 2009, the Company recorded an increase of $1.4 million in the reserve for undisbursed commitments. As of June 30, 2009, the balance in this reserve was $5.5 million.
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
     At June 30, 2009, the Company had impaired loans of $53.8 million. Of this amount, $17.4 million consisted of non-accrual residential construction and land loans, $21.3 million in non-accrual commercial construction loans, $4.6 million of non-accrual single family mortgage loans, $7.0 million of non-accrual commercial real estate loans, $859,000 of non-accrual commercial and industrial loans, $115,000 of non-accrual consumer loans and one loan of $2.5 million whose terms were modified in a troubled debt restructure. The impaired loans of $53.8 million, net of $21.9 million in charge-offs, are supported by collateral with a fair value less selling costs, net of prior liens, of $52.7 million. The amount of specific reserve for these loans was $1.0 million at June 30, 2009. At December 31, 2008, the Bank had classified as impaired, loans with a balance of $20.2 million.
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

The Company completed its annual impairment test as of July 1, 2009; there was no impairment of goodwill.
     At June 30, 2009 goodwill was $55.1 million. As of June 30, 2009, intangible assets that continue to be subject to amortization include core deposit premiums of $9.5 million (net of $17.6 million of accumulated amortization). Amortization expense for such intangible assets was $1.5 million for the six months ended June 30, 2009. Estimated amortization expense, for the remainder of 2009 is expected to be $1.5 million. Estimated amortization expense, for the succeeding five fiscal years is $2.9 million for year one, $2.8 million for year two, $1.6 million for year three, $627,000 for year four and $26,000 for year five. The weighted average remaining life of intangible assets is approximately 2.6 years.
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
     Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), effective January 1, 2009 with retrospective application to all prior-period earnings per share data presented. There was no impact to prior period earnings per share. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under FSP 03-6-1, all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.

     Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2009 was 83,326,511. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Earnings per common share
Net earnings	$29,028	$33,336	$15,861	$17,152
Less: Dividends on preferred stock and discount amortization	3,961	—	1,983	—

Net earnings available to common shareholders	$25,067	$33,336	$13,878	$17,152

Less: Net earnings allocated to restricted stock	32	44	17	23

Net earnings allocated to common shareholders (numerator)	$25,035	$33,292	$13,861	$17,129

Weighted Average Shares Outstanding (denominator)	83,199	83,128	83,222	83,105
Earnings per common share (1)	$0.30	$0.40	$0.17	$0.21

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$25,035	$33,292	$13,861	$17,129

Weighted Average Shares Outstanding	83,199	83,128	83,222	83,105
Incremental shares from assumed exercise of outstanding options	100	328	69	373

Diluted Weighted Average Shares Outstanding (denominator)	83,299	83,456	83,291	83,478
Diluted earnings per common share (1)	$0.30	$0.40	$0.17	$0.21

(1)	Of the decrease in earnings and diluted earnings per common share for each period presented, half is due to the preferred stock dividend and discount amortization
     Stock-Based Compensation — At June 30, 2009, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
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
     CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $1.6 billion in assets under administration, including $750.4 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
     Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value disclosures, impairment of investments and goodwill, and valuation of deferred tax assets, other intangibles and OREO.
     Recent Accounting Pronouncements — On July 1, 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statement. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 will be effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material effect on the Company’s consolidated financial position or results of operations.
     On May 28, 2009, the FASB issued Statement No. 165, “Subsequent Events,” which requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial position or results of operations.
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
     Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At June 30, 2009, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
2. INVESTMENTS
     The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

Table 3 — Composition of Investment Securities

	June 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	21,199	336	(31)	21,504	0.95%
Mortgage-backed securities	836,029	20,987	(1,310)	855,706	37.67%
CMO’s / REMIC’s	721,100	17,451	(1,828)	736,723	32.43%
Municipal bonds	650,868	13,228	(6,636)	657,460	28.95%

Total Investment Securities	$2,229,196	$52,002	$(9,805)	$2,271,393	100.00%

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	27,105	673	—	27,778	1.11%
Mortgage-backed securities	1,150,650	33,836	(1)	1,184,485	47.50%
CMO’s / REMIC’s	591,531	9,855	(4,595)	596,791	23.94%
Municipal bonds	674,655	16,704	(6,937)	684,422	27.45%

Total Investment Securities	$2,443,941	$61,068	$(11,533)	$2,493,476	100.00%

     Approximately 69% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2009 and December 31, 2008.
     Gross realized gains were $21.5 million and $12.6 million for the six and three months ended June 30, 2009, respectively. There were no realized gains or losses during the same periods ended June 30, 2008.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$4,365	$1,982	$4,365	$1,982

Available-for-Sale
Government agency	$9,069	$31	$—	$—	$9,069	$31
Mortgage-backed securities	109,252	1,310	—	—	109,252	1,310
CMO/REMICs	162,816	1,211	42,209	617	205,025	1,828
Municipal bonds	179,486	3,921	44,689	2,715	224,175	6,636

	$460,623	$6,473	$86,898	$3,332	$547,521	$9,805

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
     The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the fair value has been less than amortized cost; ii) adverse condition specifically related to the security, an industry, or a geographic area and whether or not the Company expects to recover the entire amortized cost, iii) historical and implied volatility of the fair value of the security; iv) the payment structure of the security and the likelihood of the issuer being able to make payments in the future; v.) failure of the issuer of the security to make scheduled interest or principal payments, vi) any changes to the rating of the security by a rating agency, and vii) recoveries or additional declines in fair value subsequent to the balance sheet date.
     CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $6.3 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August

2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of June 30, 2009, the unrealized loss on this security was $2.0 million and the fair value quoted on the security was 68% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of June 30, 2009 under the requirements of FSP 115-2 and FSP 124-2. We believe the decline in fair value below cost on the security is not other than temporary based on a detailed model of the securitization performed by an outside third party which indicates we will receive all of our book value on the security based on what we believe are the probable assumptions related to the housing market, the losses expected on the underlying mortgages, and the credit support available to the security, as well as, all other information available on the security and underlying collateral. Because the Company does not intend to sell this investment and it is more likely than not that the Company will not be required to sell this investment before recovery of it’s amortized cost, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2009.
     Government Agency — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at June 30, 2009.
     Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with average life of approximately 3.3 years. The contractual cash flows of 97.5% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.5% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. The unrealized loss greater than 12 months on these securities at June 30, 2009 is $617,000. This loss is comprised of bonds issued by non-government sponsored enterprises such as financial institutions with a loss of $528,000 and two FHLMC securities with a loss of $89,000. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2009.
     Municipal Bonds — Ninety-six percent of our $657.5 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 6.9 years. The unrealized loss greater than 12 months on these securities at June 30, 2009 is $2.7 million. As with the other securities in the portfolio, we believe this loss is due to the interest rate environment and not the credit risk of these securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2009.
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
     Although we determined that these securities are not other-than-temporarily impaired, we will continue to monitor the portfolio in the light of economic, credit and market factors. In addition, we will look at the potential for improving the overall performance of the portfolio and the income of the Company. Accordingly, subsequent changes in some of these factors may indicate that we should sell some of these securities even though we have disclosed that we currently intend to hold these securities to maturity.
     At June 30, 2009 and December 31, 2008, investment securities having an amortized cost of approximately $2.10 billion and $2.32 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
     The amortized cost and fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2038, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$95,665	$97,337	5.02%
Due after one year through five years	1,238,886	1,272,939	4.55%
Due after five years through ten years	716,430	728,180	4.41%
Due after ten years	178,215	172,937	4.00%

	$2,229,196	$2,271,393	4.48%

          The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2009.
3. FAIR VALUE INFORMATION
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
     Cash — The carrying amount of cash and cash equivalents is considered to be a reasonable estimate of fair value.
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
     The fair value of loans on non-accrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at June 30, 2009 includes the carrying amount of non-accrual loans at each respective date, net of allowance for credit losses.
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
     The fair value of commitments to extend credit and standby letters of credit were not significant at June 30, 2009 as these instruments predominantly have adjustable terms and are of a short-term nature.
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
     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Investment Securities-AFS	$2,271,393	$—	$2,271,393	$—
Interest Rate Swaps	4,438	—	4,438	—

Total Assets	$2,275,831	$—	$2,275,831	$—

Description of Liability

Interest Rate Swaps	$4,438	$—	$4,438	$—

     We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end.
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant	For the six
		for Identical	Observable	Unobservable	months ended
	Carrying Value at	Assets	Inputs	Inputs	June 30, 2009
(in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses

Description of Assets
Impaired Loans	$52,717	$—	$34,005	$18,712	$(15,481)
OREO	$4,035	$—	$2,645	$1,390	$(1,656)
     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
FAIR VALUE INFORMATION

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and cash equivalents	$221,242	$221,242
Federal funds sold and Interest-bearing balances due from depository institutions	1,785	1,785
FHLB Stock	93,240	93,240
Investment securities available-for-sale	2,271,393	2,271,393
Investment securities held-to-maturity	6,347	4,365
Loans and lease finance receivables, net	3,540,001	3,542,047
Accrued interest receivable	26,320	26,320

Liabilities
Deposits:
Noninterest-bearing	$1,420,535	$1,420,535
Interest-bearing	2,562,685	2,566,105
Demand note to U.S. Treasury	8,995	8,995
Borrowings	1,631,111	1,687,698
Junior subordinated debentures	115,055	115,540
Accrued interest payable	8,559	8,559
     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
4. BUSINESS SEGMENTS
     The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 41 Business Financial Centers and 5 Commercial Banking Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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
     The following tables present the operating results and other key financial measures for the individual reportable segments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$38,556	$26,030	$11,189	$—	$75,775
Credit for funds provided (1)	12,717	—	5,233	(17,950)	—

Total interest income	51,273	26,030	16,422	(17,950)	75,775

Interest expense	7,300	13,188	1,192	—	21,680
Charge for funds used (1)	3,236	6,993	7,721	(17,950)	—

Total interest expense	10,536	20,181	8,913	(17,950)	21,680

Net interest income	40,737	5,849	7,509	—	54,095

Provision for credit losses	—	—	20,000	—	20,000

Net interest income after provision for credit losses	$40,737	$5,849	($12,491)	$—	$34,095

Non-interest income	4,800	12,619	2,290	—	19,709
Non-interest expense	12,363	377	20,239	—	32,979

Segment pretax profit (loss)	$33,174	$18,091	($30,440)	$—	$20,825

	Three Months Ended June 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	41,381	$30,754	$10,834	$—	$82,969
Credit for funds provided (1)	8,417	—	765	(9,182)	—

Total interest income	49,798	30,754	11,599	(9,182)	82,969

Interest expense	8,344	$23,305	2,837	—	34,486
Charge for funds used (1)	4,098	$1,579	3,505	(9,182)	—

Total interest expense	12,442	24,884	6,342	(9,182)	34,486

Net interest income	37,356	5,870	5,257	—	48,483

Provision for credit losses	—	—	3,000	—	3,000

Net interest income after provision for credit losses	$37,356	$5,870	$2,257	$—	$45,483

Non-interest income	5,717	$6	2,979	—	8,702
Non-interest expense	12,012	$312	18,054	—	30,378

Segment pretax profit (loss)	$31,061	$5,564	($12,818)	$—	$23,807

	Six Months Ended June 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$77,079	$55,489	$22,168	$—	$154,736
Credit for funds provided (1)	22,649	—	9,734	(32,383)	—

Total interest income	99,728	55,489	31,902	(32,383)	154,736

Interest expense	14,462	28,114	2,774	—	45,350
Charge for funds used (1)	6,803	11,172	14,408	(32,383)	—

Total interest expense	21,265	39,286	17,182	(32,383)	45,350

Net interest income	78,463	16,203	14,720	—	109,386

Provision for credit losses	—	—	42,000		42,000

Net interest income after provision for credit losses	$78,463	$16,203	($27,280)	$—	$67,386

Non-interest income	9,612	21,548	4,906	—	36,066
Non-interest expense	24,703	739	38,934	—	64,376

Segment pretax profit (loss)	$63,372	$37,012	($61,308)	$—	$39,076

Segment assets as of June 30, 2009	$4,132,820	$1,527,512	$754,565	$—	$6,414,897

	Six Months Ended June 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$83,160	$59,925	$23,103	$—	$166,188
Credit for funds provided (1)	20,918	—	1,963	(22,881)	—

Total interest income	104,078	59,925	25,066	(22,881)	166,188

Interest expense	20,355	46,856	6,365	—	73,576
Charge for funds used (1)	8,159	5,740	8,982	(22,881)	—

Total interest expense	28,514	52,596	15,347	(22,881)	73,576

Net interest income	75,564	7,329	9,719	—	92,612

Provision for credit losses	—	—	4,700		4,700

Net interest income after provision for credit losses	$75,564	$7,329	$5,019	$—	$87,912

Non-interest income	10,597	6	6,240	—	16,843
Non-interest expense	23,962	608	34,207	—	58,777

Segment pretax profit (loss)	$62,199	$6,727	($22,948)	$—	$45,978

Segment assets as of June 30, 2008	$3,363,086	$2,446,755	$644,005	$—	$6,453,846

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of June 30, 2009, the Bank entered into 26 interest-rate swap agreement with customers and 26 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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

     As of June 30, 2009, the total notional amount of the Bank’s swaps was $146.8 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the six months ended June 30, 2009.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$4,438	Other Liabilities	$4,438

Total Derivatives		$4,438		$4,438

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for the
six months ended June 30, 2009
(amounts in thousands)

		Amount of Gain
Derivatives Not Designated as	Location of Gain Recognized in	Recognized in Income
Hedging Instruments	Income on Derivative	on Derivative
		June 30, 2009
Interest Rate Swaps	Other Income	$150

Total		$150

6. SUBSEQUENT EVENT
     On July 27, 2009, we consummated a public offering of common stock at a purchase price of $5.85 per share of common stock. We sold an aggregate of 22,655,000 shares of our common stock in the underwritten public offering resulting in gross proceeds to the Company of approximately $132.5 million. As a result of our completion of the underwritten public offering of common stock, the number of shares of our common stock subject to the warrant we issued to the United States Treasury shall be reduced from 1,669,521 to 834,760.
     The Company has evaluated subsequent events through August 5, 2009, the date that these consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and and this discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; ability to repurchase our securities issued to the U.S. Treasury pursuant to its Capital Purchase Program; the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
OVERVIEW
     We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and Orange National Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust. We are based in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area.
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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions, both nationally and in California, continue to deteriorate. Approximately 22% of our total loan portfolio of $3.6 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Our provision for credit losses for the first six months of 2009, which was significantly higher than our provision for credit losses for the first six months of 2008, reflects an increase in our classified loans, as we continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We have five Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other four centers are located within a Business Financial Center in San Bernardino, Los Angeles and Orange counties.
     The full impact of the decreases in interest rates on deposits during 2008 was realized during the first six months of 2009. Our net interest income before provision for credit losses of $109.4 million, increased by $16.8 million or 18.11%, compared to net interest income before provision for credit losses of $92.6 million for the same period in 2008. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. As of June 30, 2009, 35.66% of our deposits are interest-free. This has allowed us to have a low cost of deposits, currently 0.70% for the first six months of 2009, which contributed to a substantial reduction in interest expense for the first six months of 2009 compared to the same period last year.
     Our net income decreased to $29.0 million for the first six months of 2009 compared with $33.3 million for the first six months of 2008, a decrease of $4.3 million or 12.92%. The decrease of $4.3 million is primarily the result of the increase in provision for credit losses of $37.3 million and an increase in non-interest expense of $5.6 million, offset by an increase in net interest income before provision for credit losses of $16.8 million and gain on sale of securities of $21.5 million. Diluted earnings per share decreased to $0.30 per share for 2009, from $0.40 per share in 2008. Of the $0.10 decrease per share, $0.05 represents costs associated with dividends paid and amortization of the discount on our preferred stock issued in December 2008 to the United States Treasury as a result of our participation in their Capital Purchase Program.
     Our net income decreased to $15.9 million for the quarter ended June 30, 2009 compared with $17.2 million for the same period in 2008, a decrease of $1.3 million or 7.53%. The decrease of $1.3 million is primarily the result of the increase in provision for credit losses of $17.0 million and an increase in non-interest expense of $2.6 million, offset by an increase in net interest income before provision for credit losses of $5.6 million and gain on sale of securities of $12.6 million. Diluted earnings per share decreased to $0.17 per share for the second quarter of 2009 from $0.21 per share for the second quarter of 2008.
RECENT DEVELOPMENTS
     On July 27, 2009, we consummated an underwritten public offering of our common stock at a purchase price of $5.85 per share. In connection therewith, we sold an aggregate of 22,655,000 shares of our common stock resulting in gross proceeds to us of approximately $132.5 million. Subject to regulatory approval, we intend to use the proceeds from the sale of common stock, along with other funds, to redeem all of the preferred stock and repurchase the warrant that we issued to the United States Treasury as part of our participation in the United States Treasury’s Capital Purchase Program. As a result of our completion of the underwritten public offering of common stock, the number of shares of our common stock subject to the warrant we issued to the United States Treasury shall be reduced from 1,669,521 to 834,760.
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
     Investment Portfolio: The investment portfolio is an integral part of the Company’s financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the valuation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations. We classify as held-to-maturity those debt securities that we have the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized holding gains and losses being included in current earnings. Securities available-for-sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. Our investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost.
     At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Effective April 1, 2009, the Company adopted FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by changing the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $29.0 million for the six months ended June 30, 2009. This represented a decrease of $4.3 million or 12.92%, from net earnings of $33.3 million for the six months ended June 30, 2008 primarily due to an increase in loan loss provision of $37.3 million offset by gains on sales of securities of $21.5 million and an increase in our net interest income of $16.8 million year over year. Basic and diluted earnings per share for the six-month period decreased to $0.30 per share for 2009, compared to $0.40 per share for 2008. The annualized return on average assets was 0.90% for the six months of 2009 compared to an annualized return on average assets of 1.06% for the six months of 2008. The annualized return on average equity was 9.29% for the six months ended June 30, 2009, compared to an annualized return of 14.88% for the six months ended June 30, 2008. The decrease in annualized return on average equity for the six month period is attributed to overall decreased earnings for the first six months of 2009 and an increase in our average equity balance as a result of the preferred stock we issued to the U.S. Treasury in December 2008 as a result of our participation in the Capital Purchase Program.
     For the quarter ended June 30, 2009, our net earnings were $15.9 million. This represented a decrease of $1.3 million or 7.53%, from net earnings of $17.2 million, for the second quarter of 2008. Basic and diluted earnings per share decreased to $0.17 per share for the second quarter of 2009 compared to $0.21 per share for the second quarter of 2008. The annualized return on average assets was 0.99% and 1.07% for the second quarter of 2009 and 2008, respectively. The annualized return on average equity was 9.99% and 14.85% for the second quarter of 2009 and 2008, respectively.
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
     Our net interest income, before the provision for credit losses, totaled $109.4 million for the six months ended June 30, 2009. This represented an increase of $16.8 million, or 18.11%, over net interest income, before provision for credit losses, of $92.6 million for the same period in 2008. The increase in net interest income of $16.8 million resulted from a $28.2 million decrease in interest expense, offset by an $11.5 million decrease in interest income.
     Interest income totaled $154.7 million for the first six months of 2009. This represented a decrease of $11.5 million, or 6.89%, compared to total interest income of $166.2 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.22% for the six months of 2009 from 5.80% for the same period of 2008, or 58 basis points. Average earning assets increased by $220.7 million, or 3.69%, from $5.97 billion to $6.20 billion.
     Interest expense totaled $45.4 million for the first six months of 2009. This represented a decrease of $28.2 million, or 38.36%, from total interest expense of $73.6 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 2.03% for the first six months of 2009 from 3.20% for the same period in 2008, or 117 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $360.1 million, or 17.79%, from $2.02 billion to $2.38 billion.
     For the second quarter ended June 30, 2009, our net interest income, before provision for credit losses, totaled $54.1 million. This represented an increase of $5.6 million, or 11.58%, over net interest income of $48.5 million for the same period in 2008. The increase in net interest income of $5.6 million resulted from a decrease of $12.8 million in interest expense, offset by a $7.2 million decrease in interest income.
     Interest income totaled $75.8 million for the second quarter of 2009. This represented a decrease of $7.2 million, or 8.67%, compared to total interest income of $83.0 million for the same period last year. The decrease in interest income for the second quarter ending June 30, 2009 as compared to the second quarter ending June 30, 2008 was primarily the result of the decrease in average yield on earning assets to 5.17% for the second quarter of 2009 from 5.69% for the same period of 2008, or 52 basis points. Average earning assets increased by $28.1 million, or 0.46%, from $6.09 billion to $6.11 billion.
     Interest expense totaled $21.7 million for the second quarter of 2009. This represented a decrease of $12.8 million or 37.13%, from total interest expense of $34.5 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 1.98% for the second quarter ending June 30, 2009 from 2.95% for the same period in 2008, or 97 basis points. The decrease in yields was offset by an increase in average interest-bearing deposits of $508.6 million, or 25.46%, from $2.00 billion to $2.51 billion.

     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the six-month and three-month period ended June 30, 2009 and 2008. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six-month period ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(amounts in thousands)

ASSETS

Investment Securities
Taxable	$1,732,406	$41,570	4.84%	$1,783,960	$43,306	4.93%
Tax preferenced (1)	671,756	13,811	5.79%	691,355	14,299	5.81%
Investment in FHLB stock	93,240	—	0.00%	86,881	2,299	5.29%
Federal Funds Sold & Interest Bearing Deposits with other institutions	30,953	59	0.38%	1,627	27	3.32%
Loans (2) (3)	3,667,152	99,296	5.46%	3,410,981	106,257	6.26%

Total Earning Assets	6,195,507	154,736	5.22%	5,974,804	166,188	5.80%
Total Non Earning Assets	329,505			361,498

Total Assets	$6,525,012			$6,336,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,238,592	$5,004	0.81%	$1,283,441	$9,778	1.53%
Time Deposits	1,145,543	8,025	1.41%	740,629	11,038	3.00%

Total Deposits	2,384,135	13,029	1.10%	2,024,070	20,816	2.07%
Other Borrowings	2,080,233	32,321	3.09%	2,549,936	52,760	4.09%

Interest Bearing Liabilities	4,464,368	45,350	2.03%	4,574,006	73,576	3.20%

Non-interest bearing deposits	1,358,732			1,236,720
Other Liabilities	71,677			74,946
Stockholders’ Equity	630,235			450,630

Total Liabilities and Stockholders’ Equity	$6,525,012			$6,336,302

Net interest income		$109,386			$92,612

Net interest spread — tax equivalent			3.19%			2.60%
Net interest margin			3.57%			3.15%
Net interest margin — tax equivalent			3.75%			3.34%
Net interest margin excluding loan fees			3.52%			3.05%
Net interest margin excluding loan fees — tax equivalent			3.71%			3.24%

(1)	Non tax-equivalent rate was 4.12% for 2009 and 4.14% for 2008.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $1,393; 2008, $3,003

(3)	Non performing loans are included in net loans as follows: 2009, $51.3 million; 2008, $12.3 million

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)

ASSETS

Investment Securities
Taxable	$1,642,964	$19,134	4.73%	$1,865,794	$22,430	4.90%
Tax preferenced (1)	663,168	6,815	5.79%	691,800	7,111	5.78%
Investment in FHLB stock	93,240	—	0.00%	89,043	1,205	5.41%
Federal Funds Sold & Interest Bearing Deposits with other institutions	61,283	55	0.36%	1,959	12	2.45%
Loans (2) (3)	3,654,189	49,771	5.46%	3,438,189	52,211	6.11%

Total Earning Assets	6,114,844	75,775	5.17%	6,086,785	82,969	5.69%
Total Non Earning Assets	326,919			359,306

Total Assets	$6,441,763			$6,446,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,292,070	$2,439	0.76%	$1,272,783	$3,973	1.26%
Time Deposits	1,213,994	4,000	1.32%	724,727	4,564	2.53%

Total Deposits	2,506,064	6,439	1.03%	1,997,510	8,537	1.72%
Other Borrowings	1,838,419	15,241	3.28%	2,645,658	25,949	3.88%

Interest Bearing Liabilities	4,344,483	21,680	1.98%	4,643,167	34,486	2.95%

Non-interest bearing deposits	1,375,054			1,248,113
Other Liabilities	85,547			90,149
Stockholders’ Equity	636,679			464,662

Total Liabilities and Stockholders’ Equity	$6,441,763			$6,446,091

Net interest income		$54,095			$48,483

Net interest spread — tax equivalent			3.19%			2.74%
Net interest margin			3.57%			3.24%
Net interest margin — tax equivalent			3.76%			3.43%
Net interest margin excluding loan fees			3.53%			3.14%
Net interest margin excluding loan fees — tax equivalent			3.71%			3.33%

(1)	Non tax equivalent rate was 4.11% for 2009 and 2008.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $679; 2008, $1,555

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2009, $51.3 million; 2008, $12.3 million

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.75% for the six months of 2009, compared to 3.34% for the first six months of 2008. Our tax effected (TE) net interest margin for the second quarter of 2009 was 3.76%, compared to 3.43% for the second quarter of 2008. The increase in the net interest margin over the same period last year is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.19% for the six months of 2009 and 2.60% for the same period last year. The increase in the net interest spread for the six months ended June 30, 2009 resulted from a 117 basis point decrease in the cost of interest-bearing liabilities, offset by a 58 basis point decrease in the yield on earning assets, thus generating a 59 basis point increase in the net interest spread from the same period last year.
     For the second quarter of 2009, the Company’s net interest spread (TE) was 3.19% as compared to 2.74% for the same period last year. The increase in net interest spread for the second quarter ended June 30, 2009 resulted from a 97 basis point decrease in the cost of interest-bearing liabilities, offset by a 52 basis point decrease in the yield on earning assets, thus generating a 45 basis point increase in the net interest spread from the same period last year.
     The yield (TE) on earning assets decreased to 5.22% for the six months of 2009, from 5.80% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 59.19% in the six months of 2009 from 57.09% for the same period in 2008. Average investments as a percent of earning assets decreased to 38.80% in the six months of 2009 from 41.43% for the same period in 2008. The yield on loans for the first six months of 2009 decreased to 5.46% as compared to 6.26% for the same period in 2008 as a result of the decreasing interest rate environment. The yield on loans decline at a slower rate than general interest rates as approximately 63% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five or ten years of the loans and reset at fixed rates for the remaining term. The yield (TE) on investments for the first six months of 2009 decreased to 5.11% compared to 5.18% for the same period in 2008. The decrease in rates, offset by an increase in average loan balances, resulted in a decrease in our interest income.
     The cost of average interest-bearing liabilities decreased to 2.03% for the first six months of 2009 as compared to 3.20% for the same period in 2008, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities decreased to 46.60% during the first six months of 2009 as compared to 55.75% for the same period in 2008. The cost of borrowings for the first six months of 2009 decreased to 3.09% as compared to 4.09% for the same period in 2008, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2009 decreased to 1.10% as compared to 2.07% for the same period in 2008, also reflecting the declining interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
     For the second quarter of 2009, the yield (TE) on earning assets decreased to 5.17%, from 5.69% for the same period last year. The cost of average interest-bearing liabilities decreased to 1.98% for the second quarter of 2009 as compared to 2.95% for the same period in 2008. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30,
	2009 Compared to 2008
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(996)	$(791)	$51	$(1,736)
Tax-advantaged securities	(591)	101	2	(488)
Fed funds sold & interest-bearing deposits with other institutions	487	(24)	(431)	32
Investment in FHLB stock	168	(2,298)	(169)	(2,299)
Loans	7,931	(13,495)	(1,397)	(6,961)

Total interest on earning assets	6,999	(16,507)	(1,944)	(11,452)

Interest Expense:
Savings deposits	(339)	(4,570)	123	(4,786)
Time deposits	6,007	(5,824)	(3,184)	(3,001)
Other borrowings	(9,659)	(12,821)	2,041	(20,439)

Total interest on interest-bearing liabilities	(3,991)	(23,215)	(1,020)	(28,226)

Net Interest Income	$10,990	$6,708	$(924)	$16,774

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of quarters ended June 30,
	2009 Compared to 2008
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(2,628)	$(778)	$110	$(3,296)
Tax-advantaged securities	(414)	121	(3)	(296)
Fed funds sold & interest-bearing deposits with other institutions	363	(10)	(310)	43
Investment in FHLB stock	57	(1,204)	(58)	(1,205)
Loans	3,281	(5,557)	(164)	(2,440)

Total interest on earning assets	659	(7,428)	(425)	(7,194)

Interest Expense:
Savings deposits	60	(1,582)	(2)	(1,524)
Time deposits	3,078	(2,180)	(1,472)	(574)
Other borrowings	(7,917)	(4,013)	1,222	(10,708)

Total interest on interest-bearing liabilities	(4,779)	(7,775)	(252)	(12,806)

Net Interest Income	$5,438	$347	$(173)	$5,612

Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $99.3 million for the first six months of 2009. This represented a decrease of $7.0 million, or 6.55%, from interest and fees on loans of $106.3 million for the same period in 2008. The decrease in interest and fees on loans for the first six months of 2009 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 5.22% for the first six months of 2009, compared to 5.80% for the same period in 2008. Average loans increased $256.2 million, or 7.51%, from $3.41 billion for the first six months of 2008 to $3.67 billion for the first six months of 2009.
     Interest and fees on loans totaled $49.8 million for the second quarter of 2009. This represented a decrease of $2.4 million, or 4.67%, from interest and fees on loans of $52.2 million for the same period in 2008. The decrease was primarily due to the decrease in yields on loans, offset by increases in average loan balances.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2009 and 2008.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.4 million for the first six months of 2009, as compared to $3.0 million for the same period in 2008, a decrease of $1.6 million or 53.62%. This was due to a decrease in loan demand during the first six months of 2009.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $55.4 million for the first six months of 2009. This represented a decrease of $2.2 million, or 3.86%, from interest on investments of $57.6 million for the same period in 2008. The decrease in interest on investments for the six months of 2009 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 5.11% for the first six months of 2009 compared to 5.18% for the first six months of 2008. Average investment balances for the first six months for 2009 decreased $71.2 million, or 2.87% from the same period last year.
     For the second quarter of 2009, interest income on investments totaled $25.9 million. This represented a decrease of $3.6 million or 12.16%, over interest on investments of $29.5 million for the same period in 2008. The decrease in interest on investments for the second quarter of 2009 from the same period last year reflected decreases in the average balance of investments and in the interest rates. The total yield (TE) on investments decreased to 5.04% for the second quarter of 2009, compared to 5.14% for the same period in 2008 as a result of the decreasing interest rate environment.
Interest on Deposits
     Interest on deposits totaled $13.0 million for the first six months of 2009. This represented a decrease of $7.8 million, or 37.41%, from interest on deposits of $20.8 million for the first six months of 2008. The decrease is due to the decrease in interest rates on deposits offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 1.10% for the first six months of 2009 from 2.07% for the first six months of 2008. Average interest-bearing deposits increased $360.1 million, or 17.79%, over the same period last year.
     For the second quarter of 2009, interest on deposits totaled $6.4 million. This represented a decrease of $2.1 million, or 24.57%, over interest on deposits of $8.5 million for the same period in 2008. The decrease is due to the decrease in interest rates on deposit offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 1.03% for the second quarter of 2009 from 1.72% for the second quarter of 2008. Average interest-bearing deposits increased $508.6 million, or 25.46%, over the same period last year.
Interest on Borrowings
     Interest on borrowings totaled $30.1 million for the first six months of 2009. This represented a decrease of $19.1 million, or 38.80%, from interest on borrowings of $49.2 million for the same period of 2008. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 95 basis points, from 4.00% for the first six months of 2008 to 3.05% for the first six months of 2009. Average borrowings decreased $469.7 million, or 19.29%.
     For the second quarter of 2009, interest on borrowings totaled $14.2 million. This represented a decrease of $10.0 million, or 41.36%, from interest on borrowings of $24.2 million for the same period of 2008. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 53 basis points, from 3.79% for the second quarter of 2008 to 3.26% for the second quarter of 2009. Average borrowings decreased $807.2 million, or 31.90%.
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
     We made a provision for credit losses of $42.0 million during the first six months of 2009 and $4.7 million during the same period in 2008. The increase in allowance during the first six months of 2009 was primarily due to the increase in classified loans. We continue to make greater provisions for credit losses in order to build our reserves based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to total loans as of June 30, 2009 and 2008 was 2.07% and 1.06%, respectively.
     No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $21.2 million for the first six months of 2009 and $439,000 during the same period of 2008. See “Risk Management — Credit Risk” herein.
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
     Other operating income totaled $36.1 million for the first six months of 2009. This represents an increase of $19.2 million, or 114.14%, over other operating income of $16.8 million for the same period in 2008. The increase is due to the gain on sale of securities of $21.5 million during the first six months of 2009. This was partially offset by decreases in trust and investment services income of $623,000, or 16.02% and BOLI income of $822,000, or 37.07%.

     Other operating income totaled $19.7 million for the quarter ended June 30, 2009. This represents an increase of $11.0 million or 126.48% over total other operating income of $8.7 million for the quarter ended June 30, 2008. This increase was primarily due to the gain on sale of securities of $12.6 million during the quarter ended June 30, 2009.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 24.80% for the first six months of 2009, as compared to 15.39% for the same period in 2008.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $64.4 million for the first six months of 2009. This represents an increase of $5.6 million, or 9.53% over other operating expenses of $58.8 million for the same period in 2008. The increase was primarily due to a one-time FDIC special assessment of $3.0 million along with overall increases in FDIC insurance of $2.0 million year over year and OREO expense of $1.2 million.
     For the second quarter of 2009, other operating expenses totaled $33.0 million. This represents an increase of $2.6 million, or 8.56%, over other operating expenses of $30.4 million for the same period last year. The increase is due to the one-time FDIC special assessment of $3.0 million, offset by decreases in all other categories of operating expenses.
     At June 30, 2009, we employed 686 full time equivalent employees, compared to 685 full time equivalent employees at June 30, 2008.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.99% and 1.87% for the first six months of 2009 and 2008, respectively.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2009, the efficiency ratio was 62.23%, compared to a ratio of 56.11% for the same period in 2008.
Income Taxes
     The Company’s effective tax rate for the three and six months of 2009 was 23.84% and 25.71%, compared to 27.95% and 27.50% for the same period in 2008. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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
Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and six months ended June 30, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$99,728	$104,078	$51,273	$49,798
Interest expense	21,265	28,514	10,536	12,442

Net Interest Income	$78,463	$75,564	$40,737	$37,356

Non-interest income	9,612	10,597	4,800	5,717
Non-interest expense	24,703	23,962	12,363	12,012

Segment pretax profit (loss)	$63,372	$62,199	$33,174	$31,061

Balance Sheet
Average loans	$3,667,152	$3,410,981	$3,654,189	$3,438,189
Average non-interest bearing deposits	$1,358,732	$1,236,720	$1,375,054	$1,248,113
Average interest-bearing deposits	$2,384,135	$2,024,070	$2,506,064	$1,997,510
Yield on loans	5.46%	6.26%	5.46%	6.11%
Rate paid on deposits	1.10%	2.07%	1.03%	1.72%
     For the six months ended June 30, 2009, segment profit increased by $1.2 million, or 1.89%, compared to the same period last year. This was primarily due to the decrease in interest expense which overshadowed the decrease in interest income. Rates paid on deposits decreased 97 basis points while yields on loans decreased 80 basis points. The decreases in interest rates were offset by increases in average balances. Average interest-bearing deposits increased $360.1 million, or 17.79%; while average loans increased $256.2 million, or 7.51%. Non-interest income decreased by $985,000, or 9.30%, compared to the first six months of 2008. Non-interest expense increased $741,000, or 3.09%, compared to the same period last year.
     For the quarter ended June 30, 2009, segment profit increased by $2.1 million, or 6.80%, compared to the same period last year. This was primarily due to the increase in net interest income. Non-interest income decreased by $917,000, or 16.04%, compared to the quarter ended June 30, 2008. Non-interest expense increased $351,000, or 2.92%, compared to the same period last year.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$55,489	$59,925	$26,030	$30,754
Interest expense	39,286	52,596	20,181	24,884

Net Interest Income	$16,203	$7,329	$5,849	$5,870

Non-interest income	21,548	6	12,619	6
Non-interest expense	739	608	377	312

Segment pretax profit (loss)	$37,012	$6,727	$18,091	$5,564

Balance Sheet
Average investments	$2,528,355	$2,563,823	$2,460,655	$2,648,596
Average borrowings	$1,965,178	$2,434,881	$1,723,364	$2,530,603
Yield on investments-TE	5.11%	5.18%	5.04%	5.14%
Non-tax equivalent yield	4.12%	4.14%	4.11%	4.11%
Rate paid on borrowings	3.05%	4.00%	3.26%	3.79%
     For the six months ended June 30, 2009, segment profit increased by $30.3 million over the same period last year. The increase is primarily due to the $21.5 million gain on sale of securities recognized during the first six months of 2008 and the increase in net interest income of $8.9 million year over year. The increase in net interest income due to the fact that a substantial portion of our securities portfolio is fixed rate while our rate on borrowings decreased 95 basis points from 4.00% in the first six months of 2008 to 3.05% for the same period in 2009.
     For the quarter ended June 30, 2009, segment profit increased by $12.5 million over the same period last year. The increase is due to the $12.6 million gain on sale of securities recognized during the three months ended June 30, 2009.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$31,902	$25,066	$16,422	$11,599
Interest expense	17,182	15,347	8,913	6,342

Net interest income	$14,720	$9,719	$7,509	$5,257

Provision for Credit Losses	42,000	4,700	20,000	3,000
Non-interest income	4,906	6,240	2,290	2,979
Non-interest expense	38,934	34,207	20,239	18,054

Pre-tax loss	$(61,308)	$(22,948)	$(30,440)	$(12,818)

     The Company’s administration and other operating departments reported pre-tax loss of $61.3 million for the first six months of 2009. This represents an increase of $38.4 million or 167.16%, from a pre-tax loss of $22.9 million for the same period in 2008. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $37.3 million.
     For the quarter ended June 30, 2009, the company’s administration and other operating departments reported pre-tax loss of $30.4 million. This represents an increase of $17.6 million or 137.49%, from a pre-tax loss of $12.8 million for the same period in 2008. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $17.0 million.

ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.41 billion at June 30, 2009. This represented a decrease of $234.8 million, or 3.53%, from total assets of $6.65 billion at December 31, 2008 primarily due to a decrease in total investment securities of $222.6 million. Earning assets totaled $5.91 billion at June 30, 2009. This represented a decrease of $364.0 million, or 5.80%, from total earning assets of $6.28 billion at December 31, 2008. Total liabilities were $5.79 billion at June 30, 2009, down $243.2 million, or 4.03%, from total liabilities of $6.03 billion at December 31, 2008. Total equity increased $8.5 million, or 1.38%, to $623.4 million at June 30, 2009, compared with total equity of $614.9 million at December 31, 2008.
Investment Securities
     The Company reported total investment securities of $2.28 billion at June 30, 2009. This represented a decrease of $222.6 million, or 8.90%, from total investment securities of $2.50 billion at December 31, 2008. During the first six months of 2009, we sold certain securities with relatively short maturities. Investment securities comprise 38.52% of the Company’s total earning assets at June 30, 2009.
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At June 30, 2009, securities held as available-for-sale had a fair value of $2.27 billion, representing 99.7% of total investment securities, with an amortized cost of $2.23 billion. At June 30, 2009, the net unrealized holding gain on securities available-for-sale was $42.2 million and that resulted in accumulated other comprehensive income of $24.5 million (net of $17.7 million in deferred taxes). At December 31, 2008, the Company reported net unrealized gain on investment securities available-for-sale of $49.5 million and accumulated other comprehensive income of $28.7 million (net of deferred taxes of $20.8 million).
     Table 3 sets forth investment securities available-for-sale at June 30, 2009 and December 31, 2008.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	June 30, 2009		December 31, 2008
				Total
	Market Value	Total Percent	Market Value	Percent
Investment Securities Available-for-Sale:
Mortgage-backed securities	$855,706	37.67%	$1,184,485	47.50%
CMO’s / REMIC’s	736,723	32.43%	596,791	23.94%
Government agency	21,504	0.95%	27,778	1.11%
Municipal bonds	657,460	28.95%	684,422	27.45%

Total Investment Securities	$2,271,393	100.00%	$2,493,476	100.00%

     The weighted-average yield (TE) on the investment portfolio at June 30, 2009 was 4.48% with a weighted-average life of 4.8 years. This compares to a yield of 4.70% at December 31, 2008 with a weighted-average life of 4.9 years and a yield of 4.73% at June 30, 2008 with a weighted-average life of 5.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

     Approximately 69% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2009 and December 31, 2008.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$4,365	$1,982	$4,365	$1,982

Available-for-Sale
Government agency	$9,069	$31	$—	$—	$9,069	$31
Mortgage-backed securities	109,252	1,310	—	—	109,252	1,310
CMO/REMICs	162,816	1,211	42,209	617	205,025	1,828
Municipal bonds	179,486	3,921	44,689	2,715	224,175	6,636

	$460,623	$6,473	$86,898	$3,332	$547,521	$9,805

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
Loans
     At June 30, 2009, we reported total loans, net of deferred loan fees, of $3.61 billion. This represents a decrease of $122.1 million, or 3.27%, from total loans, net of deferred loan fees, of $3.74 billion at December 31, 2008. Total loans, net of deferred loan fees, comprise 61.13% of our total earning assets.

Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	June 30, 2009		December 31, 2008
Commercial and Industrial	$372,162	10.2%	$370,829	9.9%
Real Estate:
Construction	303,629	8.4%	351,543	9.4%
Commercial Real Estate	1,964,258	54.2%	1,945,706	51.9%
SFR Mortgage	306,225	8.5%	333,931	8.9%
Consumer	67,947	1.9%	66,255	1.8%
Municipal lease finance receivables	165,527	4.6%	172,973	4.6%
Auto and equipment leases, net of unearned discount	37,242	1.0%	45,465	1.2%
Dairy and Livestock	405,427	11.2%	459,329	12.3%

Gross Loans	3,622,417	100.0%	3,746,031	100.0%

Less: Deferred net loan fees	(7,661)		(9,193)

Gross loans, net of deferred loan fees	$3,614,756		$3,736,838
Less: Allowance for credit losses	(74,755)		(53,960)

Net Loans	$3,540,001		$3,682,878

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

	June 30, 2009
			Commercial
Loans by County	Total Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles	$1,186,400	32.8%	$692,844	35.3%
Inland Empire	798,695	22.0%	626,982	31.9%
Central Valley	643,524	17.8%	282,844	14.4%
Orange	518,187	14.3%	202,130	10.3%
Other Areas	475,611	13.1%	159,458	8.1%

	$3,622,417	100.0%	$1,964,258	100.0%

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

	June 30, 2009
			Percent	Average
Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance

Single Family-Direct	$63,228	2.8%	100.0%	$446
Single Family-Mortgage Pools	242,997	10.7%	100.0%	331
Multifamily	108,107	4.8%	0.0%	851
Industrial	652,832	28.7%	36.8%	835
Office	402,679	17.7%	23.9%	1,027
Retail	214,010	9.4%	14.0%	968
Medical	129,225	5.7%	43.9%	1,746
Secured by Farmland	153,576	6.8%	100.0%	2,258
Other	303,829	13.4%	54.8%	1,159

	$2,270,483	100.0%

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $63.2 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $243.0 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of June 30, 2009, the Company had $303.6 million in construction loans. This represents 8.4% of total loans outstanding of $3.6 billion. Of this $303.6 million in construction loans, approximately 28%, or $83.6 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $220.0 million, were related to commercial construction, which have continued to perform well. Our construction loans are located throughout our marketplace as can be seen in the following table. The average balance of any single construction loan is approximately $3.7 million.

	June 30, 2009
	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Inland Empire	$303	1.1%	$18,634	32.6%	$18,937	22.6%
Orange	5,196	19.6%	—	0.0%	5,196	6.2%
Los Angeles	—	0.0%	20,968	36.6%	20,968	25.1%
Central Valley	15,744	59.6%	784	1.4%	16,528	19.8%
San Diego	3,374	12.8%	6,303	11.0%	9,677	11.6%
Other (includes out-of-state)	1,831	6.9%	10,496	18.4%	12,327	14.7%

	$26,448	100.0%	$57,185	100.0%	$83,633	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$21,775	43.8%	$59,071	34.7%	$80,846	36.8%
Orange	—	0.0%	23,414	13.8%	23,414	10.6%
Los Angeles	5,946	11.9%	42,625	25.0%	48,571	22.1%
Central Valley	15,112	30.3%	15,760	9.3%	30,872	14.0%
Other (includes out-of-state)	6,977	14.0%	29,316	17.2%	36,293	16.5%

	$49,810	100.0%	$170,186	100.0%	$219,996	100.0%

     Of the total SFR and multifamily loans, $29.6 million are for multifamily and the remainder represents single-family loans.
Allowance for Credit Losses
     The allowance for credit losses was $74.8 million as of June 30, 2009. This represents an increase of $20.8 million, or 38.54%, compared to allowance for credit losses of $54.0 million as of December 31, 2008. Activity in the allowance for credit losses was as follows for the first six months of 2009.

	June 30,	December 31,
	2009	2008
	(amounts in thousands)
Balance, beginning of year	$53,960	$33,049
Provision charged to operations	42,000	26,600
Loans charged-off	(21,850)	(6,037)
Recoveries on loans previously charged-off	645	348

Balance, end of the period	$74,755	$53,960

Non-performing Assets
     We had non-performing assets of $55.3 million at June 30, 2009. Non-performing assets represent 1.52% of total loans and OREO and 0.86% of total assets at June 30, 2009. We had non-performing assets of $24.2 million at December 31, 2008. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

	June 30,	December 31,
	2009	2008
	(amounts in thousands)
Non-accrual loans	$51,265	$17,684
Other real estate owned (OREO)	4,035	6,565

Total nonperforming assets	$55,300	$24,249

Restructured loans	$2,500	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	1.52%	0.65%

Percentage of nonperforming assets to total assets	0.86%	0.36%

     We had loans with a balance of $53.8 million classified as impaired at June 30, 2009. This balance includes the non-performing loans of $51.3 million and one loan, which was restructured in a troubled debt restructuring with a balance of $2.5 million as of June 30, 2009. The restructured loan is performing according to terms. At December 31, 2008, we had impaired loans with a balance of $20.2 million. Impaired loans measured 1.49% of gross loans as of June 30, 2009.
     As of June 30, 2009, we had $4.0 million in OREO compared to $6.6 million as of December 31, 2008, a decrease of $2.6 million. This was primarily due to the sales of existing OREO properties of $9.4 million and $848,000 in OREO write-downs, offset by the transfer of $7.6 million from non-performing loans during the first six months of 2009. During the first six months of 2009, the Bank incurred expenses of $326,000 related to the holding of OREO.
     The table below provides trends in our non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends
(amounts in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Non-Performing Loans
Residential Construction and Land	$17,348	$20,943	$7,524	$8,020	$9,802
Commercial Construction	21,270	22,102	—	—	—
Residential Mortgage	4,632	2,203	3,116	2,062	1,672
Commercial Real Estate	7,041	1,661	4,658	4,995	337
Commercial and Industrial	859	792	2,074	1,248	214
Consumer	115	336	312	312	312

Total	$51,265	$48,037	$17,684	$16,637	$12,337

% of Total Loans	1.42%	1.31%	0.47%	0.46%	0.35%

Past Due 30+ Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	—	—	—	2,500	—
Residential Mortgage	2,069	3,814	1,931	481	483
Commercial Real Estate	1,074	8,341	2,402	19	255
Commercial and Industrial	590	1,720	592	1,852	228
Dairy & Livestock	3,551	—	—	—	—
Consumer	8	62	231	55	—

Total	$7,292	$13,937	$5,156	$4,907	$966

% of Total Loans	0.20%	0.38%	0.14%	0.14%	0.03%

OREO
Residential Construction and Land	$1,789	$2,416	$6,158	$1,612	$1,137
Commercial Real Estate	1,187	4,612	87	—	—
Commercial and Industrial	893	893	—	—	—
Residential Mortgage	—	745	320	315	—
Consumer	166	—	—	—	—

Total	$4,035	$8,666	$6,565	$1,927	$1,137

Total Non-Performing, Past Due & OREO	$62,592	$70,640	$29,405	$23,471	$14,440

% of Total Loans	1.73%	1.93%	0.78%	0.65%	0.41%
     We had $51.3 million in non-performing loans at June 30, 2009, or 1.42% of total loans. This compares to $48.0 million in non-performing loans at March 31, 2009, $17.7 million in non-performing loans at December 31, 2008 and $12.3 million at June 30, 2008. Non-performing loans consist of $17.4 million in residential real estate construction and land loans, $21.3 million in commercial construction loans, $4.6 million in single-family mortgage loans, $7.0 million in commercial real estate loans, $0.9 million in other commercial loans and $0.1 million in consumer loans.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of June 30, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At June 30, 2009, total deposits were $4.0 billion, representing an increase of $475.1 million, or 13.54%, over total deposits of $3.51 billion at December 31, 2008. The composition of deposits is as follows:

	June 30, 2009		December 31, 2008
		(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,420,535	35.6%	$1,334,248	38.0%
Interest bearing deposits
Savings Deposits	1,333,765	33.5%	1,143,779	32.6%
Time deposits	1,228,920	30.9%	1,030,129	29.4%

Total deposits	$3,983,220	100.0%	$3,508,156	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.42 billion at June 30, 2009, representing an increase of $86.3 million, or 6.47%, over total demand deposits of $1.33 billion at December 31, 2008. Non-interest-bearing demand deposits represented 35.6% of total deposits as of June 30, 2009 and 38.0% of total deposits as of December 31, 2008.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.33 billion at June 30, 2009, representing an increase of $190.0 million, or 16.61%, over savings deposits of $1.14 billion at December 31, 2008.
     Time deposits totaled $1.23 billion at June 30, 2009. This represented an increase of $198.8 million, or 19.3%, over total time deposits of $1.03 billion at December 31, 2008.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 34.43% as of June 30, 2009, as compared to 40.12% as of December 31, 2008.
     During 2009 and 2008, we entered into short-term borrowing agreements (borrowings with original maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had no outstanding balances under these agreements at June 30, 2009 and $776.5 million at December 31, 2008. The decrease is due to the repayment of short-term borrowings as a result of the increases in deposit and customer repurchases during 2009. We also sold investment securities and used the proceeds from the sale to repay short-term borrowings. The weighted average annual interest rate on short-term borrowings was 1.39% at December 31, 2008. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2011. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of June 30, 2009 and December 31, 2008, total customer repurchases were $426.1 million and $357.8 million, respectively, with weighted average annual interest rates of 1.04% and 1.29%. As of June 30, 2009 and December 31, 2008, total funds borrowed under these agreements were $676.1 million and $607.8 million, respectively.

     We also entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the FHLB. We had outstanding balances of $950.0 million under these agreements at both June 30, 2009 and December 31, 2008. The weighted average annual interest rate was 4.09% at both June 30, 2009 and December 31, 2008, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2009 and December 31, 2008 the amounts held by the Bank in the TT&L Note Option Program were $9.0 million and $5.4 million, collateralized by securities, respectively. Amounts are payable on demand.
     At June 30, 2009, borrowed funds totaled $1.64 billion, representing a decrease of $710.7 million, or 30.23%, from total borrowed funds of $2.35 billion at December 31, 2008.
Aggregate Contractual Obligations
     The following table summarizes our contractual commitments as of June 30, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
			(amounts in thousands)
Deposits	$3,983,220	$3,967,878	$11,863	$402	$3,077
Repurchase Agreements	676,111	426,111	250,000	—	—
FHLB and Other Borrowings	963,995	408,995	100,000	450,000	5,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,551	423	1,659	1,601	4,868
Operating Leases	28,836	2,694	8,844	5,787	11,511

Total	$5,775,768	$4,806,101	$372,366	$457,790	$139,511

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits.
     Repurchase agreements represent amounts due to customers, in addition to, the repurchase agreement with J.P. Morgan.
     FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts on FCB subordinated debt and TT&L.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of June 30, 2009.
     Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.

     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
     At June 30, 2009, we had commitments to extend credit of approximately $583.5 million and obligations under letters of credit of $63.2 million and available lines of credit totaling $1.12 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $5.5 million as of June 30, 2009 and $4.2 million as of December 31, 2008.
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
     The following table summarizes the off-balance sheet arrangements at June 30, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2009		( Amounts in thousands )
Commitment to extend credit	583,548	179,524	59,951	47,533	296,540
Obligations under letters of credit	63,150	45,300	11,964	5,886	—

Total	$646,698	$224,824	$71,915	$53,419	$296,540

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2009, the Bank’s loan to deposit ratio averaged 97.98%, compared to an average ratio of 104.61% for the same period in 2008. The Bank’s ratio of loans to deposits and customer repurchases averaged 88.31% for the first six months of 2009 and 94.02% for the same period in 2008.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations, including dividend obligations on the cumulative preferred stock we issued to the United States Treasury as part of our participation in the Capital Purchase Program and interest obligations in connection with our outstanding trust preferred securities. If CVB does not meet its dividend or interest obligations on preferred stock or its trust preferred securities, it would be restricted in its ability to pay dividends on our common stock. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. CVB has demonstrated its own ability to raise additional funds in the capital markets. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At June 30, 2009, approximately $112.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $41.1 million for the first six months of 2009, compared to $39.3 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in interest paid on deposits offset by an increase in cash paid for income taxes.
     Net cash provided by investing activities totaled $337.6 million for the first six months of 2009, compared to net cash used in investing activities of $157.6 million for the same period in 2008. The increase in cash provided by investing activities was primarily the result of the sales and repayments of mortgage-backed securities during the first six months of 2009.
     Net cash used in financing activities totaled $252.7 million for the first six months of 2009, compared to net cash provided by financing activities of $139.8 million for the same period last year. The increase was primarily due to repayment of FHLB advances and decrease in other borrowings, offset by increases in deposits.
     At June 30, 2009, cash and cash equivalents totaled $221.2 million. This represented an increase of $110.3 million, or 99.38%, over a total of $111.0 million at June 30, 2008 and an increase of $125.9 million, or 132.16%, over a total of $95.3 million at December 31, 2008.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, including the costs, benefits and impact of the Company’s continued participation in the United States Treasury’s Capital Purchase Program, and the availability of alternative sources of capital. Although we are not one of the 19 large financial institutions required to conduct a forward-looking capital assessment, or “stress test,” pursuant to the U.S. Treasury’s Capital Assistance Program (CAP), the stress assessment requirements under the CAP or similar requirements could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine independently or, our regulators could require us, to raise additional capital.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2009, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

     The Company’s equity capital was $623.4 million at June 30, 2009. This represented an increase of $8.5 million, or 1.38%, over equity capital of $614.9 million at December 31, 2008. The increase was due primarily to the net earnings for the first six months of 2009 in the amount of $29.0 million offset by the payment of common and preferred dividends in the amount of $18.1 million. The Company’s 2008 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank. Common stock holders are entitled to receive dividends declared by the Board of Directors out of funds legally available for such payment. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.
     The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2009, and December 31, 2008.
Table 6 — Regulatory Capital Ratios

	Required
	Minimum	June 30, 2009		December 31, 2008
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	15.1%	15.0%	14.2%	13.9%
Total	8.00%	16.5%	16.2%	15.5%	15.2%
Leverage ratio	4.00%	10.2%	10.1%	9.8%	9.7%
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
     Central to the first phase of our credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management. The risk rating is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Credit approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and Credit Management personnel. Credits are monitored by line and Credit Management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.
     Loans are risk rated into the following categories: Pass, Special Mention, Substandard, Doubtful, and Loss. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our allowance for losses. The Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.
     The Bank obtains a quarterly independent credit review by engaging an outside party to review our loans. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process.
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
     In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values

•	loan volumes and concentrations,

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio, — duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s external credit examiners.
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
     Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the six months ended June 30, 2009 and 2008.

TABLE 7 — Summary of Credit Loss Experience

	Six months ended June 30,
	2009	2008
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,614,756	$3,516,243

Average Total Loans Outstanding (1)	$3,667,152	$3,410,981

Allowance for Credit Losses:
Beginning of Period	$53,960	$33,049
Loans Charged-Off:
Construction Loans	18,769	—
Real Estate Loans	495	52
Commercial and Industrial	2,264	326
Lease Financing Receivables	170	166
Consumer Loans	152	141

Total Loans Charged-Off	21,850	685

Recoveries:
Real Estate Loans	468	192
Commercial and Industrial	17	16
Lease Financing Receivables	147	10
Consumer Loans	13	28

Total Loans Recovered	645	246
Net Loans Charged-Off	21,205	439

Provision Charged to Operating Expense	42,000	4,700

Allowance for Credit Losses at End of period	$74,755	$37,310

(1)	Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	0.58%	0.01%
Net Loans Charged-Off to Total Loans at End of Period	0.59%	0.01%
Allowance for Credit Losses to Average Total Loans	2.04%	1.09%
Allowance for Credit Losses to Total Loans at End of Period	2.07%	1.06%
Net Loans Charged-Off to Allowance for Credit Losses	28.37%	1.18%
Net Loans Charged-Off to Provision for Credit Losses	50.49%	9.34%
     While we believe that the allowance at June 30, 2009, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the second quarter with the following results:
•	We have $250 million in a repurchase agreement with an embedded double cap. We entered into this transaction in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aa3.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	All of our investment securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since most of the insurance companies carry an AM Best rating of A or greater.

•	We have $255.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $15.0 billion in assets. We rely on these funds for overnight borrowings.
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
     Approximately $1.6 billion, or 70%, of the total investment portfolio at June 30, 2009 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2009:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(2.81%)
- 100 basis points	0.30%
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
     During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.
     For the six months ended June 30, 2009, we recorded a $42.0 million provision for credit losses and charged-off $21.2 million in loans, net of $645,000 of recoveries. There has been a significant slowdown in the real estate markets in portions of Los Angeles, Riverside, San Bernardino and Orange counties and the Central Valley area of California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. As of June 30, 2009, we had $2.3 billion in real estate loans and $303.6 million in construction loans. Continuing deterioration in the real estate market could affect the ability of our loan customers, including our largest borrowing relationships, to service their debt, which could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     Except as described above, there are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008,. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We did not repurchase any securities during the six months ended June 30, 2009. Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock which remain to be repurchased at June 30, 2009. We are currently subject to restrictions relating to repurchasing our common stock as a result of our participation in the United States Treasury Capital Purchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 13, 2009, the Company held its 2009 annual meeting of shareholders. The following directors were elected to serve until our next annual meeting. The table below summarizes the votes received.

Election of Directors:

	For	Withheld
George A. Borba	64,816,806	4,429,635
John A. Borba	64,872,657	4,373,784
Ronald O. Kruse	68,188,644	1,057,797
Robert M. Jacoby	68,301,677	944,764
Christopher D. Myers	68,851,842	394,599
James C. Seley	68,850,799	395,642
San Vaccaro	68,137,943	1,108,498
D. Linn Wiley	68,576,028	670,413
     The appointment of KPMG, LLP as independent public accountants of the Company for the year ended December 31, 2009 was ratified at the 2009 Annual Meeting of Shareholders by the following vote:

			Broker
For	Against	Abstain	Non-Votes
68,730,986	115,207	400,248	—
     The results of the advisory vote to approve compensation of the named executive offers was as follows:

			Broker
For	Against	Abstain	Non-Votes
61,191,293	1,962,314	6,092,834	—
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

CVB FINANCIAL CORP. (Registrant)
Date: August 5, 2009	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer