Form 10-Q
period 2009-09-30
CVB FINANCIAL CORP
filed 2009-11-05
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
Number of shares of common stock of the registrant: 106,231,511 outstanding as of November 03, 2009.

CVB FINANCIAL CORP.
2009 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$222,158	$95,297

Investment securities available-for-sale	2,285,456	2,493,476
Investment securities held-to-maturity	4,237	6,867
Federal Funds Sold and
Interest-bearing balances due from depository institutions	150,285	285
Investment in stock of Federal Home Loan Bank (FHLB)	93,240	93,240
Loans and lease finance receivables	3,600,087	3,736,838
Allowance for credit losses	(87,316)	(53,960)

Net Loans and lease finance receivables	3,512,771	3,682,878

Total earning assets	6,045,989	6,276,746
Premises and equipment, net	42,285	44,420
Bank owned life insurance	108,744	106,366
Accrued interest receivable	27,430	28,519
Intangibles	8,763	11,020
Goodwill	55,097	55,097
Other assets	35,799	32,186

TOTAL ASSETS	$6,546,265	$6,649,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,416,558	$1,334,248
Interest-bearing	2,623,213	2,173,908

Total deposits	4,039,771	3,508,156
Demand Note to U.S. Treasury	3,441	5,373
Repurchase agreements	710,326	607,813
Borrowings	955,000	1,737,660
Accrued interest payable	8,420	9,741
Deferred compensation	9,136	8,985
Junior subordinated debentures	115,055	115,055
Other liabilities	53,606	41,976

TOTAL LIABILITIES	5,894,755	6,034,759

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	121,508
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 106,231,511 (2009) and 83,270,263 (2008)	492,014	364,469
Retained earnings	112,596	100,184
Accumulated other comprehensive income, net of tax	46,900	28,731

Total stockholders’ equity	651,510	614,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,546,265	$6,649,651

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$50,561	$52,954	$149,858	$159,211
Investment securities:
Taxable	18,278	22,142	59,848	65,448
Tax-preferred	6,749	7,036	20,560	21,336

Total investment income	25,027	29,178	80,408	86,784
Dividends from FHLB stock	195	1,367	195	3,666
Federal funds sold and Interest bearing deposits with other institutions	136	8	195	34

Total interest income	75,919	83,507	230,656	249,695
Interest expense:
Deposits	5,934	7,417	18,963	28,233
Borrowings	14,265	25,365	44,367	74,552
Junior subordinated debentures	914	1,713	3,133	5,286

Total interest expense	21,113	34,495	66,463	108,071

Net interest income before provision for credit losses	54,806	49,012	164,193	141,624
Provision for credit losses	13,000	4,000	55,000	8,700

Net interest income after provision for credit losses	41,806	45,012	109,193	132,924

Other operating income:
Impairment loss on investment securities	(1,850)	—	(1,850)	—
Less: Noncredit-related impairment loss recorded in other comprehensive income	1,618	—	1,618	—

Net impairment loss on investment securities recognized in earnings	(232)	—	(232)	—
Service charges on deposit accounts	3,720	3,829	11,080	11,381
Trust and Investment Services	1,682	2,019	4,948	5,906
Bankcard services	605	580	1,725	1,779
BOLI income	685	932	2,081	3,151
Other	1,744	1,013	3,120	2,999
Gain on sale of securities	6,898	—	28,446	—

Total other operating income	15,102	8,373	51,168	25,216

Other operating expenses:
Salaries and employee benefits	15,618	15,943	46,814	46,987
Occupancy and Equipment	4,330	4,811	13,199	14,430
Professional services	1,646	1,600	4,998	5,015
Amortization of intangibles	734	898	2,257	2,694
Other	7,517	5,805	26,953	18,708

Total other operating expenses	29,845	29,057	94,221	87,834

Earnings before income taxes	27,063	24,328	66,140	70,306
Income taxes	7,741	6,868	17,789	19,510

Net earnings	$19,322	$17,460	$48,351	$50,796
Preferred stock dividend and other reductions	8,838	23	12,879	67

Net earnings allocated to common shareholders	$10,484	$17,437	$35,472	$50,729

Comprehensive income	$41,749	$6,949	$66,520	$30,437

Basic earnings per common share	$0.10	$0.21	$0.40	$0.61

Diluted earnings per common share	$0.10	$0.21	$0.40	$0.61

Cash dividends per common share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income	Income	Total
Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Repurchase of Preferred Stock		(130,000)					(130,000)
Amortization of preferred stock discount		8,492		(8,492)			—
Issuance of Common Stock	22,655		126,066				126,066
Proceeds from exercise of stock options	307		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			1,137				1,137
Cash dividends declared
Common ($0.255 per share)				(23,174)			(23,174)
Preferred				(4,273)			(4,273)
Comprehensive income:							0
Net earnings				48,351		$48,351	48,351
Other comprehensive gain:							0
Unrealized gain on securities							0
available-for-sale, net					19,107	19,107	19,107
Non-credit-related impairment loss on investment securities recorded in the current year, net					(938)	(938)	(938)

Comprehensive income						$66,520

Balance September 30, 2009	106,232	$—	$492,014	$112,596	$46,900		$651,510

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Loss	Income	Total
Balance January 1, 2008	83,165	$354,249	$66,569	$4,130		$424,948
Issuance of common stock	176	606				606
Repurchase of common stock	(71)	(650)				(650)
Tax benefit from exercise of stock options		172				172
Stock-based Compensation Expense		1,117				1,117
Adoption of EITF 06-4 Split Dollar Life Insurance			(571)			(571)
Cash dividends ($0.255 per share)			(21,239)			(21,239)
Comprehensive income:
Net earnings			50,796		$50,796	50,796
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net				(20,359)	(20,359)	(20,359)

Comprehensive income					$30,437

Balance September 30, 2008	83,270	$355,494	$95,555	$(16,229)		$434,820

	At September 30,
	2009	2008
Disclosure of reclassification amount
Unrealized gain/(loss) on securities arising during the period	$59,540	$(35,101)
Tax (benefit)/expense	(25,007)	14,742
Less:
Reclassification adjustment for net gain on securities included in net income	(28,214)	—
Add:
Tax expense on reclassification adjustments	11,850	—

Net unrealized gain/(loss) on securities	$18,169	$(20,359)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$230,996	$247,921
Service charges and other fees received	22,407	25,195
Interest paid	(67,785)	(103,215)
Cash paid to vendors and employees	(81,618)	(84,264)
Income taxes paid	(34,586)	(19,346)

Net cash provided by operating activities	69,414	66,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	459,092	—
Proceeds from repayment of investment securities	296,052	262,540
Proceeds from maturity of investment securities	153,562	25,244
Purchases of investment securities	(790,231)	(328,089)
Purchases of FHLB stock	—	(12,371)
Net decrease/(increase) in loans and lease finance receivables	111,125	(98,568)
Proceeds from sales of premises and equipment	234	110
Proceeds from sales of other real estate owned	12,823	—
Purchase of premises and equipment	(3,297)	(2,966)
Other, net	(410)	(293)

Net cash provided by/(used in) investing activities	238,950	(154,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in transaction deposits	338,369	(93,208)
Net increase/(decrease) in time deposits	193,246	(75,600)
Advances from Federal Home Loan Bank	—	450,000
Repayment of advances from Federal Home Loan Bank	(600,000)	(100,000)
Net decrease in other borrowings	(184,592)	(93,708)
Net increase in repurchase agreements	102,513	24,664
Cash dividends on preferred stock	(4,273)	—
Cash dividends on common stock	(23,174)	(21,239)
Repurchase of preferred stock	(130,000)	—
Issuance of common stock	126,066	(650)
Proceeds from exercise of stock options	280	606
Tax benefit related to exercise of stock options	62	172

Net cash (used in)/provided by financing activities	(181,503)	91,037

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,861	2,935
CASH AND CASH EQUIVALENTS, beginning of period	95,297	89,486

CASH AND CASH EQUIVALENTS, end of period	$222,158	$92,421

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2009	2008
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net earnings	$48,351	$50,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(28,446)	—
Loss on sale of premises and equipment	53	169
Gain on sale of other real estate owned	(512)	—
Credit-related impairment loss on investment securities held-to-maturity	232	—
Increase from bank owned life insurance	(2,081)	(3,151)
Net amortization of premiums on investment securities	1,715	1,205
Provisions for credit losses	55,000	8,700
Stock-based compensation	1,137	1,117
Depreciation and amortization	7,401	8,290
Change in accrued interest receivable	1,089	934
Change in accrued interest payable	(1,320)	4,856
Change in other assets and liabilities	(13,205)	(6,625)

Total adjustments	21,063	15,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	$69,414	$66,291

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$7,644	$1,927
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2009 and 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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

     FASB Accounting Standards Codification — The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.
     Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.
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
     At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Other-than-temporary impairment on investment securities is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income.
     Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2009, the Company had entered into commitments with certain customers amounting to $559.5 million compared to $642.7 million at December 31, 2008. Letters of credit at September 30, 2009 and December 31, 2008, were $69.8 million and $63.1 million, respectively.
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
     Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first nine months of 2009, we recorded a provision for credit losses of $55.0 million. The allowance for credit losses was $87.3 million as of September 30, 2009.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first nine months of 2009, the Company recorded an increase of $1.8 million in the reserve for undisbursed commitments. As of September 30, 2009, the balance in this reserve was $6.0 million.
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
     At September 30, 2009, the Company had impaired loans of $61.1 million. Of this amount, $15.7 million consisted of non-accrual residential construction and land loans, $19.6 million in non-accrual commercial construction loans, $8.1 million of non-accrual single family mortgage loans, $13.5 million of non-accrual commercial real estate loans, $1.1 million of non-accrual commercial and industrial loans, $100,000 of non-accrual consumer loans and $3.0 million of loans whose terms were modified in a troubled debt restructure. The impaired loans of $61.1 million, net of $16.2 million in charge-offs, are supported by collateral with a fair value less selling costs, net of prior liens. For the collateral-deficient loans, the amount of specific reserve was $2.0 million at September 30, 2009. At December 31, 2008, the Bank had classified as impaired, loans with a balance of $20.2 million.
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
     Other Real Estate Owned — Other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. OREO is recorded in other assets on the consolidated balance sheets.
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
     At September 30, 2009 goodwill was $55.1 million. As of September 30, 2009, intangible assets that continue to be subject to amortization include core deposit premiums of $8.8 million (net of $18.3 million of accumulated amortization). Amortization expense for such intangible assets was $2.3 million for the nine months ended September 30, 2009. Estimated amortization expense, for the remainder of 2009 is expected to be $733,000. Estimated amortization expense, for the succeeding five fiscal years is $2.9 million for year one, $2.8 million for year two, $1.6 million for year three, $627,000 for year four and $26,000 for year five. The weighted average remaining life of intangible assets is approximately 2.4 years.
     Bank Owned Life Insurance — The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.
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
     The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.
     Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2009 was 106,231,511. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Earnings per common share
Net earnings	$48,351	$50,796	$19,322	$17,460
Less: Dividends on preferred stock and discount amortization	12,765	—	8,804	—

Net earnings available to common shareholders	$35,586	$50,796	$10,518	$17,460

Less: Net earnings allocated to restricted stock	114	67	34	23

Net earnings allocated to common shareholders (numerator)	$35,472	$50,729	$10,484	$17,437

Weighted Average Shares Outstanding (denominator)	88,601	83,106	99,242	83,148
Earnings per common share (1)	$0.40	$0.61	$0.10	$0.21

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$35,472	$50,729	$10,484	$17,437

Weighted Average Shares Outstanding	88,601	83,106	99,242	83,148
Incremental shares from assumed exercise of outstanding options	97	223	90	225

Diluted Weighted Average Shares Outstanding (denominator)	88,698	83,329	99,332	83,373
Diluted earnings per common share (1)	$0.40	$0.61	$0.10	$0.21

(1)	Substantially all of the decrease in earnings and diluted earnings per common share for each period presented is due to the preferred stock dividend and discount amortization
     Stock-Based Compensation — At September 30, 2009, the Company has three stock-based employee compensation plans, which are described more fully in Note 15 in the Company’s Annual Report on Form 10-K.
     There were 922,500 options and 250,000 restricted stock awards granted in September 2009. The options and stock awards will vest, in equal installments, over a five-year period. The options and restricted stock awards were issued at the stock price on the date of grant at $8.61. The fair value of each stock option granted was estimated on the date of grant using the following weighted-average assumptions:

	2009
Dividend Yield	3.95%
Volatility	47.3%
Risk-free interest rate	2.5%
Expected life	7.2	years
Fair Value	$2.89
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
     Option activity under the Company’s stock compensation plans as of September 30, 2009 and changes for the nine months ended September 30, 2009 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2009	2,249	$10.64
Granted	931	$8.59
Exercised	(56)	$4.97
Forfeited or expired	(8)	$11.76

Outstanding at September 30, 2009	3,116	$10.13	6.60	$862

Vested or expected to vest at September 30, 2009	2,921	$10.16	6.40	$861

Exercisable at September 30, 2009	1,598	$10.56	4.14	$855

     As of September 30, 2009, there was $4.2 million of total unrecognized compensation costs related to non-vested options granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 3.9 years. The expense recognized for stock options was $270,000 and $913,000 for the three and nine months ended September 30, 2009.
     A summary of the activity of the Company’s non-vested restricted shares as of September 30, 2009 and changes during the nine months ended September 30, 2009, is presented below:

	2009
		Weighted
		Average
Nonvested Restricted Shares	Shares (000)	Fair Value
Nonvested at January 1,	105	$10.55
Granted	250	$8.61
Vested	(25)	$10.98
Forfeited	—	$—

Nonvested at September 30,	330	$9.04

     As of September 30, 2009, there was $2.5 million of total unrecognized compensation costs related to non-vested shares granted under the plans. The cost is expected to be recognized over a weighted- average period of approximately 4.4 years. The expense recognized for restricted stock was $84,000 and $224,000 for the three and nine months ended September 30, 2009.
     Derivative Financial Instruments — All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
     Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.
     CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $1.9 billion in assets under administration, including $991.9 million in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
     Recent Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. Companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual reporting periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial position or results of operations.
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
     Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At September 30, 2009, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
2. INVESTMENTS
     The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

Table 3 — Composition of Investment Securities

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$96,386	$253	$(78)	$96,561	4.23%
Mortgage-backed securities	666,402	22,382	—	688,784	30.13%
CMO’s / REMIC’s	781,293	23,075	(1,002)	803,366	35.15%
Municipal bonds	658,896	38,121	(272)	696,745	30.49%

Total Investment Securities	$2,202,977	$83,831	$(1,352)	$2,285,456	100.00%

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$27,105	$673	$—	$27,778	1.11%
Mortgage-backed securities	1,150,650	33,836	(1)	1,184,485	47.50%
CMO’s / REMIC’s	591,531	9,855	(4,595)	596,791	23.94%
Municipal bonds	674,655	16,704	(6,937)	684,422	27.45%

Total Investment Securities	$2,443,941	$61,068	$(11,533)	$2,493,476	100.00%

     Approximately 68% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2009 and December 31, 2008.
     Gross realized gains were $28.4 million and $6.9 million for the nine and three months ended September 30, 2009, respectively. There were no realized gains or losses during the same periods ended September 30, 2008.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$4,237	$1,618	$4,237	$1,618

Available-for-Sale
Government agency	$25,109	$78	$—	$—	$25,109	$78
CMO/REMICs	46,438	555	31,101	447	77,539	1,002
Municipal bonds	4,916	272	—	—	4,916	272

	$76,463	$905	$31,101	$447	$107,564	$1,352

(1)	For the nine months ended September 30, 2009, the Company recorded $1.6 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(amounts in thousands)

Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
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
     CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $4.2 million, is not significant to our liquidity needs. We acquired this security in February

2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of September 30, 2009, the unrealized loss on this security was $1.8 million and the fair value on the security was 69% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of September 30, 2009. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during the current quarter as opposed to prior quarters due to further degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment of $1.8 million reduced by $1.6 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $232,000 was recognized in third quarter earnings.
     The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the three and nine months ended September 30, 2009.

Three and Nine Months
Ended
September 30,
2009
Balance, beginning of the period	$—
Addition of OTTI that was not previously recognized	232
Reduction for securities sold during the period	—

Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—

Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$232

     Government Agency — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at September 30, 2009.
     Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 3.8 years. The contractual cash flows of 97.9% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.1% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. The unrealized loss greater than 12 months on these securities at September 30, 2009 is $447,000. This loss is comprised of bonds issued by non-government sponsored enterprises such as financial institutions with a loss of $326,000 and two FHLMC securities with a loss of $121,000. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2009.
     Municipal Bonds — Ninety-four percent of our $696.7 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 5.1 years. There is no unrealized loss greater than 12 months on these securities at September 30, 2009. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event.
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
     At September 30, 2009 and December 31, 2008, investment securities having an amortized cost of approximately $2.0 billion and $2.32 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
     The amortized cost and fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2039, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$220,431	$222,741	3.98%
Due after one year through five years	1,028,218	1,067,139	4.47%
Due after five years through ten years	900,220	939,536	4.36%
Due after ten years	54,108	56,040	4.04%

	$2,202,977	$2,285,456	4.36%

     The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2009.
3. FAIR VALUE INFORMATION
     The following disclosure provides fair value information for financial assets and liabilities as of September 30, 2009. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
     Determination of Fair Value
     The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.
     Cash — The carrying amount of cash and cash equivalents is considered to be a reasonable estimate of fair value.
     Investment securities available-for-sale — Investment securities available-for-sale are valued based upon quotes obtained from a reputable third-party pricing service. The service uses evaluated pricing applications and model processes. Market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation.
     Investment security held-to-maturity — Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the third quarter ended, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.
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
     The fair value of loans on non-accrual status has not been specifically estimated because it is not practicable to reasonably assess the credit risk adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at September 30, 2009 includes the carrying amount of non-accrual loans at each respective date, net of allowance for credit losses.
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

     The fair value of commitments to extend credit and standby letters of credit were not significant at September 30, 2009 as these instruments predominantly have adjustable terms and are of a short-term nature.
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
     Accrued Interest Receivable/Payable — The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to be stated at fair value.
     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Carrying Value at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Description of Assets
Mortgage-backed securities	$688,784	$—	$688,784	$—
CMO’s / REMIC’s	803,366	—	803,366	—
Government agency	96,561	—	96,561	—
Municipal bonds	696,745	—	696,745	—

Investment Securities-AFS	$2,285,456	$—	$2,285,456	$—
Interest Rate Swaps	5,761	—	5,761	—

Total Assets	$2,291,217	$—	$2,291,217	$—

Description of Liability

Interest Rate Swaps	$5,761	$—	$5,761	$—

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

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the nine
		Active Markets	Other	Significant	months ended
	Carrying Value at	for Identical	Observable	Unobservable	September 30,
	September 30,	Assets	Inputs	Inputs	2009
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses

Description of Assets
Investment Security-HTM	$4,237	$—	$4,237	$—	$(232)
Impaired Loans (1)	$44,779	$—	$3,319	$41,460	$(18,240)
OREO	$1,137	$—	$—	$1,137	$(848)

(1) Impaired loans of $16.3 million have sufficient collateral value to cover losses and are recorded at carrying value.
     The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
FAIR VALUE INFORMATION

	September 30, 2009
	Carrying	Estimated
	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and cash equivalents	$222,158	$222,158
Federal funds sold and Interest-bearing balances
due from depository institutions	150,285	150,285
FHLB Stock	93,240	93,240
Investment securities available-for-sale	2,285,456	2,285,456
Investment securities held-to-maturity	4,237	4,237
Loans and lease finance receivables, net	3,512,771	3,546,141
Accrued interest receivable	27,430	27,430

Liabilities
Deposits:
Noninterest-bearing	$1,416,558	$1,416,558
Interest-bearing	2,623,213	2,626,464
Demand note to U.S. Treasury	3,441	3,441
Borrowings	1,665,326	1,721,518
Junior subordinated debentures	115,055	115,735
Accrued interest payable	8,420	8,420
     The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
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
     The following tables present the operating results and other key financial measures for the individual reportable segments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$38,632	$25,388	$11,899	$—	$75,919
Credit for funds provided (1)	14,877	—	6,723	(21,600)	—

Total interest income	53,509	25,388	18,622	(21,600)	75,919

Interest expense	6,920	13,286	907	—	21,113
Charge for funds used (1)	2,522	8,995	10,083	(21,600)	—

Total interest expense	9,442	22,281	10,990	(21,600)	21,113

Net interest income	44,067	3,107	7,632	—	54,806

Provision for credit losses	—	—	13,000	—	13,000

Net interest income after provision for credit losses	$44,067	$3,107	($5,368)	$—	$41,806

Non-interest income	5,058	6,667	3,377	—	15,102
Non-interest expense	12,236	383	17,226	—	29,845

Segment pretax profit (loss)	$36,889	$9,391	($19,217)	$—	$27,063

	Three Months Ended September 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	42,120	$30,620	$10,767	$—	$83,507
Credit for funds provided (1)	18,306	—	4,458	(22,764)	—

Total interest income	60,426	30,620	15,225	(22,764)	83,507

Interest expense	7,214	$24,712	2,569	—	34,495
Charge for funds used (1)	19,360	$856	2,548	(22,764)	—

Total interest expense	26,574	25,568	5,117	(22,764)	34,495

Net interest income	33,852	5,052	10,108	—	49,012

Provision for credit losses	—	—	4,000	—	4,000

Net interest income after provision for credit losses	$33,852	$5,052	$6,108	$—	$45,012

Non-interest income	5,471	$1	2,901	—	8,373
Non-interest expense	12,173	$342	16,542	—	29,057

Segment pretax profit (loss)	$27,150	$4,711	($7,533)	$—	$24,328

	Nine Months Ended September 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$115,711	$80,877	$34,068	$—	$230,656
Credit for funds provided (1)	37,526	—	16,457	(53,983)	—

Total interest income	153,237	80,877	50,525	(53,983)	230,656

Interest expense	21,382	41,400	3,681	—	66,463
Charge for funds used (1)	9,325	20,167	24,491	(53,983)	—

Total interest expense	30,707	61,567	28,172	(53,983)	66,463

Net interest income	122,530	19,310	22,353	—	164,193

Provision for credit losses	—	—	55,000		55,000

Net interest income after provision for credit losses	$122,530	$19,310	($32,647)	$—	$109,193

Non-interest income	14,670	28,215	8,283	—	51,168
Non-interest expense	36,939	1,122	56,160	—	94,221

Segment pretax profit (loss)	$100,261	$46,403	($80,524)	$—	$66,140

Segment assets as of September 30, 2009	$4,241,933	$2,724,010	$738,934	$(1,158,612)	$6,546,265

	Nine Months Ended September 30, 2008
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$125,280	$90,545	$33,870	$—	$249,695
Credit for funds provided (1)	39,224	—	6,421	(45,645)	—

Total interest income	164,504	90,545	40,291	(45,645)	249,695

Interest expense	27,569	71,568	8,934	—	108,071
Charge for funds used (1)	27,519	6,596	11,530	(45,645)	—

Total interest expense	55,088	78,164	20,464	(45,645)	108,071

Net interest income	109,416	12,381	19,827	—	141,624

Provision for credit losses	—	—	8,700		8,700

Net interest income after provision for credit losses	$109,416	$12,381	$11,127	$—	$132,924

Non-interest income	16,068	7	9,141	—	25,216
Non-interest expense	36,135	950	50,749	—	87,834

Segment pretax profit (loss)	$89,349	$11,438	($30,481)	$—	$70,306

Segment assets as of September 30, 2008	$3,300,145	$2,588,209	$609,060	$(75,628)	$6,421,786

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
5. DERIVATIVE FINANCIAL INSTRUMENTS
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of September 30, 2009, the Bank entered into 28 interest-rate swap agreements with customers and 28 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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

     As of September 30, 2009, the total notional amount of the Bank’s swaps was $171.8 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the nine months ended September 30, 2009.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest Rate Swaps	Other Assets	$5,761	Other Liabilities	$5,761

Total Derivatives		$5,761		$5,761

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
the nine months ended September 30, 2009
(amounts in thousands)

		Amount of Gain
Derivatives Not Designated as	Location of Gain Recognized in	Recognized in Income
Hedging Instruments	Income on Derivative	on Derivative
		September 30, 2009
Interest Rate Swaps	Other Income	$275

Total		$275

6. SUBSEQUENT EVENTS
     On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) headquartered in Bakersfield, California from the FDIC as receiver for SJB, including all five SJB branches. Based upon a preliminary closing with the FDIC as of October 16, 2009, the Bank acquired (a) an estimated $690 million in loans, (b) $24 million in investment securities, and (c) $18 million in cash and other assets, and assumed (a) an estimated $530 million in deposits, (b) $121 million in borrowings, and (c) $1 million in other liabilities. The foregoing amounts represent SJB’s book value and do not reflect fair value. These amounts are estimates and, accordingly, are subject to adjustment based upon final settlement with the FDIC. The Company is currently in the process of determining fair value amounts.
     On October 28, 2009, the Company repurchased the warrant issued to the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program. The repurchase price of $1,307,000 was recorded in additional paid-in-capital on the balance sheet. The warrant to purchase 1,669,521 shares of the Company’s voting common stock at an exercise price of $11.68 was reduced in half to 834,761 shares, upon completion of the Company’s common stock offering on July 27, 2009.
     The Company has evaluated subsequent events through November 5, 2009, the date that these consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and this discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the effect of acquisitions we may make; the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high and the Inland Empire and other areas of our marketplace have been significantly impacted as economic conditions, both nationally and in California, continue to deteriorate. Approximately 22% of our total loan portfolio of $3.6 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Our provision for credit losses for the first nine months of 2009, which was significantly higher than our provision for credit losses for the first nine months of 2008, reflects an increase in our classified loans, as we continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired four banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also have five Commercial Banking Centers. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other four centers are located within a Business Financial Center in San Bernardino, Los Angeles and Orange counties. For a discussion of our recent acquisition of San Joaquin Bank, see “Recent Developments” below.
     The full impact of the decreases in interest rates on deposits during 2008 was realized during the first nine months of 2009. Our net interest income before provision for credit losses of $164.2 million, increased by $22.6 million or 15.93%, compared to net interest income before provision for credit losses of $141.6 million for the same period in 2008. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. As of September 30, 2009, 35.07% of our deposits are interest-free. This has allowed us to have a low cost of deposits, currently 0.66% for the first nine months of 2009, which contributed to a substantial reduction in interest expense for the first nine months of 2009 compared to the same period last year.
     Our net income decreased to $48.4 million for the first nine months of 2009 compared with $50.8 million for the first nine months of 2008, a decrease of $2.4 million or 4.82%. The decrease of $2.4 million is primarily the result of the increase in provision for credit losses of $46.3 million and an increase in non-interest expense of $6.4 million, offset by an increase in net interest income before provision for credit losses of $22.6 million and gain on sale of securities of $28.4 million. Diluted earnings per common share decreased to $0.40 per share for 2009, from $0.61 per share in 2008. A substantial portion of the decrease in diluted earnings per share is associated with dividends paid and amortization of the discount on our preferred stock which was repaid in the current quarter.
     Our net income increased to $19.3 million for the quarter ended September 30, 2009 compared with $17.5 million for the same period in 2008, an increase of $1.8 million or 10.66%. The increase of $1.8 million is primarily the result of the gain of sale of securities of $6.9 million and an increase in net interest income of $5.8 million, offset by an increase in provision for credit losses of $9.0 million.

Diluted earnings per common share decreased to $0.10 per share for the third quarter of 2009 from $0.21 per share for the third quarter of 2008. Due to the repurchase of preferred stock, current-quarter diluted earnings per common share reflected a one-time, non-cash reduction in net income applicable to common stockholders of $7.6 million, or $.07 per share.
RECENT DEVELOPMENTS
     On October 16, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) headquartered in Bakersfield, California from the FDIC as receiver for SJB, including all five SJB branches. Based upon a preliminary closing with the FDIC as of October 16, 2009, the Bank acquired (a) an estimated $690 million in loans, (b) $24 million in investment securities, and (c) $18 million in cash and other assets, and assumed (a) an estimated $530 million in deposits, (b) $121 million in borrowings, and (c) $1 million in other liabilities. The foregoing amounts represent SJB’s book value and do not reflect fair value. These amounts are estimates and, accordingly, are subject to adjustment based upon final settlement with the FDIC. The Company is currently in the process of determining fair value amounts.
     On October 28, 2009, the Company repurchased the warrant issued to the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program. The repurchase price of $1,307,000 was recorded in additional paid-in-capital on the balance sheet. The warrant to purchase 1,669,521 shares of the Company’s voting common stock at an exercise price of $11.68 was reduced in half to 834,761 shares, upon completion of the Company’s common stock offering on July 27, 2009.
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
     At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Other-than-temporary impairment on investment securities is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
     We reported net earnings of $48.4 million for the nine months ended September 30, 2009. This represented a decrease of $2.4 million or 4.82%, from net earnings of $50.8 million for the nine months ended September 30, 2008 primarily due to an increase in loan loss provision of $46.3 million and an increase in non-interest expense of $6.4 million, offset by gains on sales of securities of $28.4 million and an increase in our net interest income of $22.6 million year over year. Basic and diluted earnings per common share for the nine-month period decreased to $0.40 per share for 2009, compared to $0.61 earnings per common share for 2008. The annualized return on average assets was 0.99% for the nine months of 2009 compared to an annualized return on average assets of 1.07% for the nine months of 2008. The annualized return on average equity was 10.01% for the nine months ended September 30, 2009, compared to an annualized return of 15.10% for the nine months ended September 30, 2008. The decrease in annualized return on average equity for the nine-month period is attributed to an increase in our average equity balance as a result of the preferred stock we issued to the U.S. Treasury in December 2008 as a result of our participation in the Treasury’s Capital Purchase Program. During the third quarter, we raised $132.5 million in gross proceeds from common stock issuance and repurchased all of the preferred stock issued to the U.S. Treasury.
     For the quarter ended September 30, 2009, our net earnings were $19.3 million. This represented an increase of $1.8 million or 10.66%, from net earnings of $17.5 million, for the third quarter of 2008. Basic and diluted earnings per common share decreased to $0.10 per share for the third quarter of 2009 compared to $0.21 per share for the third quarter of 2008. The annualized return on average assets was 1.17% and 1.08% for the third quarter of 2009 and 2008, respectively. The annualized return on average equity was 11.33% and 15.55% for the third quarter of 2009 and 2008, respectively.
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
     Our net interest income, before the provision for credit losses, totaled $164.2 million for the nine months ended September 30, 2009. This represented an increase of $22.6 million, or 15.93%, over net interest income, before provision for credit losses, of $141.6 million for the same period in 2008. The increase in net interest income of $22.6 million resulted from a $41.6 million decrease in interest expense, offset by an $19.0 million decrease in interest income.
     Interest income totaled $230.7 million for the first nine months of 2009. This represented a decrease of $19.0 million, or 7.63%, compared to total interest income of $249.7 million for the same period last year. The decrease in interest income was primarily the result of the decrease in average yield on earning assets to 5.18% for the nine months of 2009 from 5.75% for the same period of 2008, or 57 basis points. Average earning assets increased by $164.9 million, or 2.74%, from $6.01 billion to $6.18 billion.
     Interest expense totaled $66.5 million for the first nine months of 2009. This represented a decrease of $41.6 million, or 38.50%, from total interest expense of $108.1 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 1.98% for the first nine months of 2009 from 3.10% for the same period in 2008, or 112 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $460.6 million, or 23.09%, from $1.99 billion to $2.46 billion.
     For the third quarter ended September 30, 2009, our net interest income, before provision for credit losses, totaled $54.8 million. This represented an increase of $5.8 million, or 11.82%, over net interest income of $49.0 million for the same period in 2008. The increase in net interest income of $5.8 million resulted from a decrease of $13.4 million in interest expense, offset by a $7.6 million decrease in interest income.
     Interest income totaled $75.9 million for the third quarter of 2009. This represented a decrease of $7.6 million, or 9.09%, compared to total interest income of $83.5 million for the same period last year. The decrease in interest income for the third quarter ending September 30, 2009 as compared to the third quarter ending September 30, 2008 was primarily the result of the decrease in average yield on earning assets to 5.11% for the third quarter of 2009 from 5.65% for the same period of 2008, or 54 basis points. Average earning assets increased by $54.6 million, or 0.90%, from $6.09 billion to $6.14 billion.

     Interest expense totaled $21.1 million for the third quarter of 2009. This represented a decrease of $13.4 million or 38.79%, from total interest expense of $34.5 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 1.89% for the third quarter ending September 30, 2009 from 2.91% for the same period in 2008, or 102 basis points. The decrease in yields was offset by an increase in average interest-bearing deposits of $658.8 million, or 34.03%, from $1.94 billion to $2.59 billion.
     Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the nine -month and three-month period ended September 30, 2009 and 2008. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine-month period ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,699,786	$59,848	4.73%	$1,778,551	$65,448	4.95%
Tax preferenced (1)	669,615	20,560	5.78%	685,113	21,336	5.84%
Investment in FHLB stock	93,240	195	0.28%	88,508	3,666	5.52%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	68,786	195	0.38%	1,334	34	3.40%
Loans (2) (3)	3,646,862	149,858	5.49%	3,459,916	159,211	6.15%

Total Earning Assets	6,178,289	230,656	5.18%	6,013,422	249,695	5.75%
Total Non Earning Assets	356,180			357,204

Total Assets	$6,534,469			$6,370,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,286,477	$7,469	0.78%	$1,260,483	$13,255	1.40%
Time Deposits	1,168,682	11,494	1.31%	734,050	14,978	2.73%

Total Deposits	2,455,159	18,963	1.03%	1,994,533	28,233	1.89%
Other Borrowings	1,984,526	47,500	3.16%	2,605,543	79,838	4.03%

Interest Bearing Liabilities	4,439,685	66,463	1.98%	4,600,076	108,071	3.10%

Non-interest bearing deposits	1,380,349			1,257,843
Other Liabilities	68,597			63,389
Stockholders’ Equity	645,838			449,318

Total Liabilities and Stockholders’ Equity	$6,534,469			$6,370,626

Net interest income		$164,193			$141,624

Net interest spread — tax equivalent			3.20%			2.65%
Net interest margin			3.57%			3.18%
Net interest margin — tax equivalent			3.75%			3.37%
Net interest margin excluding loan fees			3.52%			3.09%
Net interest margin excluding loan fees — tax equivalent			3.70%			3.28%

(1)	Non tax-equivalent rate was 4.11% for 2009 and 4.15% for 2008.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $2,279; 2008, $4,193

(3)	Non performing loans are included in net loans as follows: 2009, $58.1 million; 2008, $16.6 million

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,635,607	$18,278	4.49%	$1,767,850	$22,142	5.01%
Tax preferenced (1)	665,405	6,749	5.76%	672,765	7,036	5.88%
Investment in FHLB stock	93,240	195	0.84%	91,729	1,367	5.96%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	143,220	136	0.38%	752	8	4.26%
Loans (2) (3)	3,606,945	50,561	5.56%	3,556,724	52,954	5.92%

Total Earning Assets	6,144,417	75,919	5.11%	6,089,820	83,507	5.65%
Total Non Earning Assets	413,697			354,801

Total Assets	$6,558,114			$6,444,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,380,686	$2,466	0.71%	$1,215,066	$3,477	1.14%
Time Deposits	1,214,205	3,468	1.13%	721,035	3,940	2.17%

Total Deposits	2,594,891	5,934	0.91%	1,936,101	7,417	1.52%
Other Borrowings	1,796,234	15,179	3.31%	2,715,548	27,078	3.90%

Interest Bearing Liabilities	4,391,125	21,113	1.89%	4,651,650	34,495	2.91%

Non-interest bearing deposits	1,427,916			1,299,630
Other Liabilities	62,538			46,619
Stockholders’ Equity	676,535			446,722

Total Liabilities and Stockholders’ Equity	$6,558,114			$6,444,621

Net interest income		$54,806			$49,012

Net interest spread — tax equivalent			3.22%			2.74%
Net interest margin			3.57%			3.24%
Net interest margin — tax equivalent			3.75%			3.43%
Net interest margin excluding loan fees			3.52%			3.16%
Net interest margin excluding loan fees — tax equivalent			3.70%			3.35%

(1)	Non tax equivalent rate was 4.08% for 2009 and 4.18% for 2008.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $886; 2008, $1,190

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2009, $58.1 million; 2008, $16.6 million

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.75% for the nine months of 2009, compared to 3.37% for the first nine months of 2008. Our tax effected (TE) net interest margin for the third quarter of 2009 was 3.75%, compared to 3.43% for the third quarter of 2008. The increase in the net interest margin over the same period last year is primarily the result of the decreasing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.20% for the nine months of 2009 and 2.65% for the same period last year. The increase in the net interest spread for the nine months ended September 30, 2009 resulted from a 112 basis point decrease in the cost of interest-bearing liabilities, offset by a 57 basis point decrease in the yield on earning assets, thus generating a 55 basis point increase in the net interest spread from the same period last year.
     For the third quarter of 2009, the Company’s net interest spread (TE) was 3.22% as compared to 2.74% for the same period last year. The increase in net interest spread for the third quarter ended September 30, 2009 resulted from a 102 basis point decrease in the cost of interest-bearing liabilities, offset by a 54 basis point decrease in the yield on earning assets, thus generating a 48 basis point increase in the net interest spread from the same period last year.
     The yield (TE) on earning assets decreased to 5.18% for the nine months of 2009, from 5.75% for the same period last year, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Average loans as a percent of earning assets increased to 59.03% in the nine months of 2009 from 57.54% for the same period in 2008. Average investments as a percent of earning assets decreased to 38.35% in the nine months of 2009 from 40.97% for the same period in 2008. The yield on loans for the first nine months of 2009 decreased to 5.49% as compared to 6.15% for the same period in 2008 as a result of the decreasing interest rate environment. The yield on loans declined at a slower rate than general interest rates as approximately 63% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five or ten years of the loans and reset at fixed rates for the remaining term. The yield (TE) on investments for the first nine months of 2009 decreased to 5.03% compared to 5.20% for the same period in 2008. The decrease in rates, offset by an increase in average loan balances, resulted in a decrease in our interest income.
     The cost of average interest-bearing liabilities decreased to 1.98% for the first nine months of 2009 as compared to 3.10% for the same period in 2008, reflecting the decrease in interest rates and a change in the mix of interest-bearing liabilities. The fact that the cost of interest-bearing liabilities dropped more than the yield on earning assets is due to the liability-sensitive nature of our balance sheet. Average borrowings as a percent of average interest-bearing liabilities decreased to 44.70% during the first nine months of 2009 as compared to 56.64% for the same period in 2008. The cost of borrowings for the first nine months of 2009 decreased to 3.16% as compared to 4.03% for the same period in 2008, reflecting the decrease in interest rates. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2009 decreased to 1.03% as compared to 1.89% for the same period in 2008, also reflecting the declining interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
     For the third quarter of 2009, the yield (TE) on earning assets decreased to 5.11%, from 5.65% for the same period last year. The cost of average interest-bearing liabilities decreased to 1.89% for the third quarter of 2009 as compared to 2.91% for the same period in 2008. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of nine months ended September 30,
	2009 Compared to 2008
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
		( amounts in thousands )
Interest Income:
Taxable investment securities	$(2,756)	$(2,906)	$62	$(5,600)
Tax-advantaged securities	(768)	(38)	30	(776)
Fed funds sold & interest-bearing deposits with other institutions	1,720	(30)	(1,529)	161
Investment in FHLB stock	196	(3,478)	(189)	(3,471)
Loans	8,576	(17,033)	(896)	(9,353)

Total interest on earning assets	6,968	(23,485)	(2,522)	(19,039)

Interest Expense:
Savings deposits	271	(5,829)	(183)	(5,741)
Time deposits	8,850	(7,775)	(4,604)	(3,529)
Other borrowings	(18,979)	(17,190)	3,831	(32,338)

Total interest on interest-bearing liabilities	(9,858)	(30,794)	(956)	(41,608)

Net Interest Income	$16,826	$7,309	$(1,566)	$22,569

	Comparison of quarters ended September 30,
	2009 Compared to 2008
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$(1,764)	$(2,298)	$198	$(3,864)
Tax-advantaged securities	(175)	(101)	(11)	(287)
Fed funds sold & interest-bearing deposits with other institutions	1,517	(7)	(1,382)	128
Investment in FHLB stock	23	(1,174)	(21)	(1,172)
Loans	747	(3,219)	79	(2,393)

Total interest on earning assets	348	(6,799)	(1,137)	(7,588)

Interest Expense:
Savings deposits	475	(1,313)	(161)	(999)
Time deposits	2,690	(1,885)	(1,289)	(484)
Other borrowings	(9,162)	(4,094)	1,357	(11,899)

Total interest on interest-bearing liabilities	(5,997)	(7,292)	(93)	(13,382)

Net Interest Income	$6,345	$493	$(1,044)	$5,794

Interest and Fees on Loans
     Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $149.9 million for the first nine months of 2009. This represented a decrease of $9.3 million, or 5.88%, from interest and fees on loans of $159.2 million for the same period in 2008. The decrease in interest and fees on loans for the first nine months of 2009 reflects the decrease in rates between periods, offset by increases in the average balance of loans. The yield on loans decreased to 5.18% for the first nine months of 2009, compared to 5.75% for the same period in 2008.

Average loans increased $186.9 million, or 5.40%, from $3.46 billion for the first nine months of 2008 to $3.65 billion for the first nine months of 2009.
     Interest and fees on loans totaled $50.6 million for the third quarter of 2009. This represented a decrease of $2.4 million, or 4.52%, from interest and fees on loans of $53.0 million for the same period in 2008. The decrease was primarily due to the decrease in yields on loans, offset by increases in average loan balances.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2009 and 2008.
     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $2.3 million for the first nine months of 2009, as compared to $4.2 million for the same period in 2008, a decrease of $1.9 million or 45.65%. This was due to a decrease in loan demand during the first nine months of 2009.
Interest on Investments
     The second most important component of interest income is interest on investments, which totaled $80.4 million for the first nine months of 2009. This represented a decrease of $6.4 million, or 7.35%, from interest on investments of $86.8 million for the same period in 2008. The decrease in interest on investments for the nine months of 2009 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 5.03% for the first nine months of 2009 compared to 5.20% for the first nine months of 2008. Average investment balances for the first nine months for 2009 decreased $94.3 million, or 3.83% from the same period last year.
     For the third quarter of 2009, interest income on investments totaled $25.0 million. This represented a decrease of $4.2 million or 14.23%, from interest on investments of $29.2 million for the same period in 2008. The decrease in interest on investments for the third quarter of 2009 from the same period last year reflected decreases in the average balance of investments and in the interest rates. The total yield (TE) on investments decreased to 4.86% for the third quarter of 2009, compared to 5.25% for the same period in 2008 as a result of the decreasing interest rate environment.
Interest on Deposits
     Interest on deposits totaled $19.0 million for the first nine months of 2009. This represented a decrease of $9.2 million, or 32.83%, from interest on deposits of $28.2 million for the first nine months of 2008. The decrease is due to the decrease in interest rates on deposits offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 1.03% for the first nine months of 2009 from 1.89% for the first nine months of 2008. Average interest-bearing deposits increased $460.6 million, or 23.09%, over the same period last year.
     For the third quarter of 2009, interest on deposits totaled $5.9 million. This represented a decrease of $1.5 million, or 20.00%, from interest on deposits of $7.4 million for the same period in 2008. The decrease is due to the decrease in interest rates on deposit offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.91% for the third quarter of 2009 from 1.52% for the third quarter of 2008. Average interest-bearing deposits increased $658.8 million, or 34.03%, over the same period last year.
Interest on Borrowings
     Interest on borrowings totaled $44.4 million for the first nine months of 2009. This represented a decrease of $30.2 million, or 40.49%, from interest on borrowings of $74.6 million for the same period of 2008. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 80 basis points, from 3.93% for the first nine months of 2008 to 3.13% for the first nine months of 2009. Average borrowings decreased $621.0 million, or 24.94%, over the same period last year.
     For the third quarter of 2009, interest on borrowings totaled $14.3 million. This represented a decrease of $11.1 million, or 43.76%, from interest on borrowings of $25.4 million for the same period of 2008. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 50 basis points, from 3.82% for the third quarter of 2008 to 3.32% for the third quarter of 2009. Average borrowings decreased $919.3 million, or 35.35%, over the same period last year.
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
     We made a provision for credit losses of $55.0 million during the first nine months of 2009 and $8.7 million during the same period in 2008. The increase in allowance during the first nine months of 2009 was primarily due to the increase in classified loans. We continue to make greater provisions for credit losses in order to build our reserves based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to total loans as of September 30, 2009 and 2008 was 2.43% and 1.11%, respectively.
     No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $21.6 million for the first nine months of 2009 and $1.7 million during the same period of 2008. See “Risk Management — Credit Risk” herein.
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
     Other operating income totaled $51.2 million for the first nine months of 2009. This represents an increase of $26.0 million, or 102.92%, over other operating income of $25.2 million for the same period in 2008. The increase is due to the gain on sale of securities of $28.4 million during the first nine months of 2009. This was partially offset by decreases in trust and investment services income of $958,000, or 16.23% and BOLI income of $1.07 million, or 33.95%.
     Other operating income totaled $15.1 million for the quarter ended September 30, 2009. This represents an increase of $6.7 million or 80.35% over total other operating income of $8.4 million for the quarter ended September 30, 2008. This increase was primarily due to the gain on sale of securities of $6.9 million during the quarter ended September 30, 2009.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 23.76% for the first nine months of 2009, as compared to 15.11% for the same period in 2008.
Other Operating Expenses
     Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $94.2 million for the first nine months of 2009. This represents an increase of $6.4 million, or 7.27% over other operating expenses of $87.8 million for the same period in 2008. The increase was primarily due to $6.1 million in charges for FDIC special assessments and increases in insurance premiums.
     For the third quarter of 2009, other operating expenses totaled $29.8 million. This represents an increase of $788,000, or 2.71%, over other operating expenses of $29.1 million for the same period last year.
     At September 30, 2009, we employed 679 full time equivalent employees, compared to 695 full time equivalent employees at September 30, 2008.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 1.93% and 1.84% for the first nine months of 2009 and 2008, respectively.
     Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2009, the efficiency ratio was 58.76%, compared to a ratio of 55.54% for the same period in 2008.
Income Taxes
     The Company’s effective tax rate for the three and nine months of 2009 was 28.61% and 26.90%, compared to 28.23% and 27.75% for the same period in 2008. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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
Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and nine months ended September 30, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Measures:	(amounts in thousands)
Statement of Operations
Interest income	$153,237	$164,504	$53,509	$60,426
Interest expense	30,707	55,088	9,442	26,574

Net Interest Income	$122,530	$109,416	$44,067	$33,852

Non-interest income	14,670	16,068	5,058	5,471
Non-interest expense	36,939	36,135	12,236	12,173

Segment pretax profit (loss)	$100,261	$89,349	$36,889	$27,150

Balance Sheet
Average loans	$3,646,862	$3,459,916	$3,606,945	$3,556,724
Average non-interest bearing deposits	$1,380,349	$1,257,843	$1,427,916	$1,299,630
Average interest-bearing deposits	$2,455,159	$1,994,533	$2,594,891	$1,936,101
Yield on loans	5.49%	6.15%	5.56%	5.92%
Rate paid on deposits	1.03%	1.89%	0.91%	1.52%
     For the nine months ended September 30, 2009, segment profit increased by $10.9 million, or 12.21%, compared to the same period last year. This was primarily due to the decrease in interest expense which overshadowed the decrease in interest income. Rates paid on deposits decreased 86 basis points while yields on loans decreased 66 basis points. The decreases in interest rates were offset by increases in average balances. Average interest-bearing deposits increased $460.6 million, or 23.09%; while average loans increased $186.9 million, or 5.40%. Non-interest income decreased by $1.4 million, or 8.70%, compared to the first nine months of 2008. Non-interest expense increased $804,000, or 2.22%, compared to the same period last year.
     For the quarter ended September 30, 2009, segment profit increased by $9.7 million, or 35.87%, compared to the same period last year. This was primarily due to the increase in net interest income. Non-interest income decreased by $413,000, or 7.55%, compared to the quarter ended September 30, 2008. Non-interest expense increased $63,000, or 0.52%, compared to the same period last year.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Measures:	(amounts in thousands)
Statement of Operations
Interest income	$80,877	$90,545	$25,388	$30,620
Interest expense	61,567	78,164	22,281	25,568

Net Interest Income	$19,310	$12,381	$3,107	$5,052

Non-interest income	28,215	7	6,667	1
Non-interest expense	1,122	950	383	342

Segment pretax profit (loss)	$46,403	$11,438	$9,391	$4,711

Balance Sheet
Average investments	$2,531,427	$2,553,506	$2,537,472	$2,533,096
Average borrowings	$1,869,471	$2,490,488	$1,681,179	$2,600,493
Yield on investments-TE	5.03%	5.20%	4.86%	5.25%
Non-tax equivalent yield	4.11%	4.15%	4.08%	4.18%
Rate paid on borrowings	3.13%	3.93%	3.32%	3.82%
     For the nine months ended September 30, 2009, segment profit increased by $35.0 million over the same period last year. The increase is primarily due to the $28.4 million gain on sale of securities recognized during the first nine months of 2008 and the increase in net interest income of $6.9 million year over year. The increase in net interest income is due to the fact that a substantial portion of our securities portfolio is fixed rate while our rate on borrowings decreased 80 basis points from 3.93% in the first nine months of 2008 to 3.13% for the same period in 2009.
     For the quarter ended September 30, 2009, segment profit increased by $4.7 million over the same period last year. The increase is due to the $6.9 million gain on sale of securities recognized during the three months ended September 30, 2009.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Measures:	(amounts in thousands)
Statement of Operations
Interest income	$50,525	$40,291	$18,622	$15,225
Interest expense	28,172	20,464	10,990	5,117

Net interest income	$22,353	$19,827	$7,632	$10,108

Provision for Credit Losses	55,000	8,700	13,000	4,000
Non-interest income	8,283	9,141	3,377	2,901
Non-interest expense	56,160	50,749	17,226	16,542

Pre-tax loss	$(80,524)	$(30,481)	$(19,217)	$(7,533)

     The Company’s administration and other operating departments reported pre-tax loss of $80.5 million for the first nine months of 2009. This represents an increase of $50.0 million or 164.18%, from a pre-tax loss of $30.5 million for the same period in 2008. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $46.3 million and increase in non-interest expense of $5.4 million, offset by increase in net interest income of $2.5 million.
     For the quarter ended September 30, 2009, the company’s administration and other operating departments reported pre-tax loss of $19.2 million. This represents an increase of $11.7 million or 155.10%, from a pre-tax loss of $7.5 million for the same period in 2008. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $9.0 million.

ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.55 billion at September 30, 2009. This represented a decrease of $103.4 million, or 1.55%, from total assets of $6.65 billion at December 31, 2008 primarily due to a decrease in investment securities of $210.7 million and net loans of $170.1 million, offset by an increase in cash of $126.9 million and increase in federal funds sold of $150.0 million. Earning assets totaled $6.05 billion at September 30, 2009. This represented a decrease of $230.8 million, or 3.68%, from total earning assets of $6.28 billion at December 31, 2008. Total liabilities were $5.89 billion at September 30, 2009, down $140.0 million, or 2.32%, from total liabilities of $6.03 billion at December 31, 2008. Total equity increased $36.6 million, or 5.96%, to $651.5 million at September 30, 2009, compared with total equity of $614.9 million at December 31, 2008.
Investment Securities
     The Company reported total investment securities of $2.29 billion at September 30, 2009. This represented a decrease of $210.6 million, or 8.42%, from total investment securities of $2.50 billion at December 31, 2008. During the first nine months of 2009, we sold certain securities with relatively short maturities. Investment securities comprise 37.87% of the Company’s total earning assets at September 30, 2009.
     Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2009, securities held as available-for-sale had a fair value of $2.29 billion, representing 99.8% of total investment securities, with an amortized cost of $2.20 billion. At September 30, 2009, the net unrealized holding gain on securities available-for-sale was $82.5 million and that resulted in accumulated other comprehensive income of $47.8 million (net of $34.7 million in deferred taxes). At December 31, 2008, the Company reported net unrealized gain on investment securities available-for-sale of $49.5 million and accumulated other comprehensive income of $28.7 million (net of deferred taxes of $20.8 million).
Table 3 sets forth investment securities available-for-sale at September 30, 2009 and December 31, 2008.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	September 30, 2009		December 31, 2008
				Total
	Fair Value	Total Percent	Fair Value	Percent
Investment Securities Available-for-Sale:
Mortgage-backed securities	$688,784	30.13%	$1,184,485	47.50%
CMO’s / REMIC’s	803,366	35.15%	596,791	23.94%
Government agency	96,561	4.23%	27,778	1.11%
Municipal bonds	696,745	30.49%	684,422	27.45%

Total Investment Securities	$2,285,456	100.00%	$2,493,476	100.00%

     The weighted-average yield (TE) on the investment portfolio at September 30, 2009 was 4.36% with a weighted-average life of 4.4 years. This compares to a yield of 4.70% at December 31, 2008 with a weighted-average life of 4.9 years and a yield of 4.68% at September 30, 2008 with a weighted-average life of 5.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

     Approximately 68% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2009 and December 31, 2008.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$4,237	$1,618	$4,237	$1,618

Available-for-Sale
Government agency	$25,109	$78	$—	$—	$25,109	$78
CMO/REMICs	46,438	555	31,101	447	77,539	1,002
Municipal bonds	4,916	272	—	—	4,916	272

	$76,463	$905	$31,101	$447	$107,564	$1,352

(1)	For the nine months ended September 30, 2009, the Company recorded $1.6 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
     During the third quarter of 2009, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The total impairment of $1.8 million was reduced by $1.6 million for the non-credit portion which was reflected in other comprehensive income. The remaining $232,000 was recognized in third quarter earnings.

Loans
     At September 30, 2009, we reported total loans, net of deferred loan fees, of $3.60 billion. This represents a decrease of $136.8 million, or 3.66%, from total loans, net of deferred loan fees, of $3.74 billion at December 31, 2008. Total loans, net of deferred loan fees, comprise 59.55% of our total earning assets.
Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	September 30,
	2009		December 31, 2008
Commercial and Industrial	$385,274	10.7%	$370,829	9.9%
Real Estate:
Construction	295,315	8.2%	351,543	9.4%
Commercial Real Estate	1,959,725	54.3%	1,945,706	51.9%
SFR Mortgage	290,831	8.1%	333,931	8.9%
Consumer	67,317	1.9%	66,255	1.8%
Municipal lease finance receivables	162,962	4.5%	172,973	4.6%
Auto and equipment leases, net of unearned discount	34,072	0.9%	45,465	1.2%
Dairy and Livestock	411,574	11.4%	459,329	12.3%

Gross Loans	3,607,070	100.0%	3,746,031	100.0%

Less: Deferred net loan fees	(6,983)		(9,193)

Gross loans, net of deferred loan fees	$3,600,087		$3,736,838
Less: Allowance for credit losses	(87,316)		(53,960)

Net Loans	$3,512,771		$3,682,878

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

	September 30, 2009
			Commercial
Loans by County	Total Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles	$1,185,471	32.8%	$702,327	35.8%
Inland Empire	788,770	21.9%	617,454	31.5%
Central Valley	619,352	17.2%	277,954	14.2%
Orange	525,939	14.6%	204,037	10.4%
Other Areas	487,538	13.5%	157,953	8.1%

	$3,607,070	100.0%	$1,959,725	100.0%

     Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 65-75%.

This table breaks down our real estate portfolio, with the exception of construction loans, which are discussed in greater detail below.

	September 30, 2009
			Percent	Average
Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$63,788	2.8%	100.0%	$443
Single Family-Mortgage Pools	227,043	10.1%	100.0%	394
Multifamily	109,064	4.8%	0.0%	859
Industrial	664,735	29.6%	36.5%	869
Office	380,823	16.9%	25.0%	994
Retail	219,989	9.8%	14.3%	1,000
Medical	128,951	5.7%	43.9%	1,816
Secured by Farmland	155,119	6.9%	100.0%	2,216
Other	301,044	13.4%	53.2%	1,149

	$2,250,556	100.0%	45.9%	$1,027

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $63.8 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $227.0 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of September 30, 2009, the Company had $295.3 million in construction loans. This represents 8.2% of total loans outstanding of $3.6 billion. Of this $295.3 million in construction loans, approximately 26%, or $76.7 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $218.7 million, were related to commercial construction. The average balance of any single construction loan is approximately $4.0 million. Our construction loans are located throughout our marketplace as can be seen in the following table.

Construction Loans	September 30, 2009
(amounts in thousands)	SFR & Multifamily
	Land
	Development		Construction		Total
Inland Empire	$3,486	15.3%	$18,632	34.6%	$22,118	28.8%
Orange	5,196	22.8%	—	0.0%	5,196	6.8%
Los Angeles	—	0.0%	17,687	32.8%	17,687	23.1%
Central Valley	14,100	61.9%	—	0.0%	14,100	18.4%
San Diego	—	0.0%	6,303	11.7%	6,303	8.2%
Other (includes out-of-state)	—	0.0%	11,256	20.9%	11,256	14.7%

	$22,782	100.0%	$53,878	100.0%	$76,660	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$17,794	39.7%	$61,412	35.3%	$79,206	36.3%
Orange	—	0.0%	23,624	13.6%	23,624	10.8%
Los Angeles	4,700	10.5%	41,905	24.1%	46,605	21.3%
Central Valley	15,413	34.3%	17,682	10.2%	33,095	15.1%
Other (includes out-of-state)	6,977	15.5%	29,148	16.8%	36,125	16.5%

	$44,884	100.0%	$173,771	100.0%	$218,655	100.0%

     Of the total SFR and multifamily loans, $32.4 million are for multifamily and the remainder represents single-family loans.
Allowance for Credit Losses
     The allowance for credit losses was $87.3 million as of September 30, 2009. This represents an increase of $33.4 million, or 61.82%, compared to allowance for credit losses of $54.0 million as of December 31, 2008. Activity in the allowance for credit losses was as follows for the first nine months of 2009.

	September 30,	December 31,
	2009	2008
	(amounts in thousands)

Balance, beginning of year	$53,960	$33,049
Provision charged to operations	55,000	26,600
Loans charged-off	(22,362)	(6,037)
Recoveries on loans previously charged-off	718	348

Balance, end of the period	$87,316	$53,960

Non-performing Assets
     We had non-performing assets of $59.3 million at September 30, 2009. Non-performing assets represent 1.65% of total loans and OREO and 0.91% of total assets at September 30, 2009. We had non-performing assets of $24.2 million at December 31, 2008. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

	September 30,	December 31,
	2009	2008
	(amounts in thousands)
Non-accrual loans	$58,134	$17,684
Other real estate owned (OREO)	1,137	6,565

Total nonperforming assets	$59,271	$24,249

Restructured loans	$3,017	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	1.65%	0.65%

Percentage of nonperforming assets to total assets	0.91%	0.36%

     We had loans with a balance of $61.1 million classified as impaired at September 30, 2009. This balance includes the non-performing loans of $58.1 million and loans which were restructured in a troubled debt restructuring with a balance of $3.0 million as of September 30, 2009. At December 31, 2008, we had impaired loans with a balance of $20.2 million. Impaired loans measured 1.70% of total loans as of September 30, 2009.
     As of September 30, 2009, we had $1.1 million in OREO compared to $6.6 million as of December 31, 2008, a decrease of $5.4 million. This was primarily due to the sales of existing OREO properties of $12.3 million and $848,000 in OREO write-downs, offset by the transfer of $7.6 million from non-performing loans during the first nine months of 2009. During the first nine months of 2009, the Bank incurred expenses of $1.2 million related to the holding of OREO.
     The table below provides trends in our non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Non-Performing Loans
Residential Construction and Land	$15,729	$17,348	$20,943	$7,524	$8,020
Commercial Construction	19,636	21,270	22,102	—	—
Residential Mortgage	8,102	4,632	2,203	3,116	2,062
Commercial Real Estate	13,522	7,041	1,661	4,658	4,995
Commercial and Industrial	1,045	859	792	2,074	1,248
Consumer	100	115	336	312	312

Total	$58,134	$51,265	$48,037	$17,684	$16,637

% of Total Loans	1.61%	1.42%	1.31%	0.47%	0.46%

Past Due 30-89 Days
Commercial Construction	$—	$—	$—	$—	$2,500
Residential Mortgage	1,510	2,069	3,814	1,931	481
Commercial Real Estate	190	1,074	8,341	2,402	19
Commercial and Industrial	5,094	590	1,720	592	1,852
Dairy & Livestock	—	3,551	—	—	—
Consumer	87	8	62	231	55

Total	$6,881	$7,292	$13,937	$5,156	$4,907

% of Total Loans	0.19%	0.20%	0.38%	0.14%	0.14%

OREO
Residential Construction and Land	$1,137	$1,789	$2,416	$6,158	$1,612
Commercial Real Estate	—	1,187	4,612	87	—
Commercial and Industrial	—	893	893	—	—
Residential Mortgage	—	—	745	320	315
Consumer	—	166	—	—	—

Total	$1,137	$4,035	$8,666	$6,565	$1,927

Total Non-Performing, Past Due & OREO	$66,152	$62,592	$70,640	$29,405	$23,471

% of Total Loans	1.84%	1.73%	1.93%	0.79%	0.65%
     We had $58.1 million in non-performing loans at September 30, 2009, or 1.61% of total loans. This compares to $51.3 million in non-performing loans at June 30, 2009, $48.0 million in non-performing loans at March 31, 2009, $17.7 million in non-performing loans at December 31, 2008 and $16.6 million at September 30, 2008. Non-performing loans consist of $15.7 million in residential real estate construction and land loans, $19.6 million in commercial construction loans, $8.1 million in single-family mortgage loans, $13.5 million in commercial real estate loans, $1.1 million in other commercial loans and $0.1 million in consumer loans.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of September 30, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.
Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
     At September 30, 2009, total deposits were $4.0 billion, representing an increase of $531.6 million, or 15.15%, over total deposits of $3.51 billion at December 31, 2008. The composition of deposits is as follows:

	September 30, 2009		December 31, 2008
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,416,558	35.0%	$1,334,248	38.0%
Interest bearing deposits
Savings Deposits	1,399,838	34.7%	1,143,779	32.6%
Time deposits	1,223,375	30.3%	1,030,129	29.4%

Total deposits	$4,039,771	100.0%	$3,508,156	100.0%

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.42 billion at September 30, 2009, representing an increase of $82.3 million, or 6.17%, over total demand deposits of $1.33 billion at December 31, 2008. Non-interest-bearing demand deposits represented 35.0% of total deposits as of September 30, 2009 and 38.0% of total deposits as of December 31, 2008.
     Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.40 billion at September 30, 2009, representing an increase of $256.0 million, or 22.39%, over savings deposits of $1.14 billion at December 31, 2008.
     Time deposits totaled $1.22 billion at September 30, 2009. This represented an increase of $193.2 million, or 18.76%, over total time deposits of $1.03 billion at December 31, 2008.
Other Borrowed Funds
     To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 32.77% as of September 30, 2009, as compared to 40.12% as of December 31, 2008.
     During 2009 and 2008, we entered into short-term borrowing agreements (borrowings with original maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had no outstanding balances under these agreements at September 30, 2009 and $776.5 million at December 31, 2008. The decrease is due to the repayment of short-term borrowings as a result of the increases in deposits and customer repurchase agreements during 2009. We also sold investment securities and used the proceeds from the sale to repay short-term borrowings. The weighted average annual interest rate on short-term borrowings was 1.39% at December 31, 2008. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of September 30, 2009 and December 31, 2008, total customer repurchases were $460.3 million and $357.8 million, respectively, with weighted average annual interest rates of 0.97% and 1.29%. As of September 30, 2009 and December 31, 2008, total funds borrowed under these agreements were $710.3 million and $607.8 million, respectively.

     We also entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the FHLB. We had outstanding balances of $950.0 million under these agreements at both September 30, 2009 and December 31, 2008. The weighted average annual interest rate was 4.09% at both September 30, 2009 and December 31, 2008, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
     The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2009 and December 31, 2008 the amounts held by the Bank in the TT&L Note Option Program were $3.4 million and $5.4 million, collateralized by securities, respectively. Amounts are payable on demand.
     At September 30, 2009, borrowed funds totaled $1.67 billion, representing a decrease of $682.1 million, or 29.01%, from total borrowed funds of $2.35 billion at December 31, 2008.
Aggregate Contractual Obligations
     The following table summarizes our contractual commitments as of September 30, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)
Deposits	$4,039,771	$4,026,737	$9,473	$448	$3,113
Repurchase Agreements	710,326	460,326	250,000	—	—
FHLB and Other Borrowings	958,441	403,441	100,000	450,000	5,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,136	847	1,624	1,594	5,071
Operating Leases	25,286	4,697	7,386	4,352	8,851

Total	$5,858,015	$4,896,048	$368,483	$456,394	$137,090

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
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of September 30, 2009.
     Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.

     Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
     At September 30, 2009, we had commitments to extend credit of approximately $559.5 million and obligations under letters of credit of $69.8 million and available lines of credit totaling $1.07 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $6.0 million as of September 30, 2009 and $4.2 million as of December 31, 2008.
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
     The following table summarizes the off-balance sheet arrangements at September 30, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
2009		(Amounts in thousands)
Commitment to extend credit	559,537	184,353	48,096	45,920	281,168
Obligations under letters of credit	69,830	51,344	12,600	5,886	—

Total	$629,367	$235,697	$60,696	$51,806	$281,168

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2009, the Bank’s loan to deposit ratio averaged 95.08%, compared to an average ratio of 106.38% for the same period in 2008. The Bank’s ratio of loans to deposits and customer repurchases averaged 85.49% for the first nine months of 2009 and 95.69% for the same period in 2008.
     CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. CVB has demonstrated its own ability to raise additional funds in the capital markets. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At September 30, 2009, approximately $106.0 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $69.4 million for the first nine months of 2009, compared to $66.3 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in interest paid on deposits.
     Net cash provided by investing activities totaled $239.0 million for the first nine months of 2009, compared to net cash used in investing activities of $154.4 million for the same period in 2008. The increase in cash provided by investing activities was primarily the result of the sales and repayments of mortgage-backed securities and decrease in loans during the first nine months of 2009.
     Net cash used in financing activities totaled $181.5 million for the first nine months of 2009, compared to net cash provided by financing activities of $91.0 million for the same period last year. The increase in cash used was primarily due to repayment of FHLB advances and decrease in other borrowings, offset by increases in deposits. In addition, we raised $126.1 million in net proceeds from the issuance of common stock through an underwritten public offering. The proceeds, along with other funds were used to repurchase all of the preferred stock issued to the U.S. Treasury.
     At September 30, 2009, cash and cash equivalents totaled $222.2 million. This represented an increase of $129.7 million, or 140.38%, over a total of $92.4 million at September 30, 2008 and an increase of $126.9 million, or 133.12%, over a total of $95.3 million at December 31, 2008.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources, needs and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital. Although we are not one of the 19 large financial institutions required to conduct a forward-looking capital assessment, or “stress test,” pursuant to the U.S. Treasury’s Capital Assistance Program (CAP), the stress assessment requirements under the CAP or similar requirements could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine independently or, our regulators could require us, to raise additional capital.
     During the third quarter we raised $132.5 million in gross proceeds ($126.1 million in net proceeds) from the issuance of common stock in an underwritten public offering. The net proceeds were used, along with other funds, to repurchase the preferred stock issued to the United States Treasury as part of our participation in the Capital Purchase Program.
     The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2009, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

     The Company’s equity capital was $651.5 million at September 30, 2009. This represented an increase of $36.6 million, or 5.96%, over equity capital of $614.9 million at December 31, 2008. The increase was due primarily to the net earnings for the first nine months of 2009 in the amount of $48.3 million and the increase in unrealized gain on securities available-for-sale, net of tax, of $18.2 million, offset by total common and preferred dividends of $27.5 million. The Company’s 2008 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 16 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank. Common stock holders are entitled to receive dividends declared by the Board of Directors out of funds legally available for such payment. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.
     The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2009, and December 31, 2008.

	Required
	Minimum	September 30, 2009		December 31, 2008
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	15.3%	15.2%	14.2%	13.9%
Total	8.00%	16.6%	16.5%	15.5%	15.2%
Leverage ratio	4.00%	10.1%	10.1%	9.8%	9.7%
Tangible Capital Ratio		9.1%	10.8%	8.5%	10.1%
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
     The first major element includes a detailed analysis of the loan portfolio in two phases. In the first phase, individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, we will ensure an appropriate level of allowance is present or established.
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
     Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the nine months ended September 30, 2009 and 2008.

TABLE 7 — Summary of Credit Loss Experience

	Nine months ended September 30,
	2009	2008
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,600,087	$3,595,337

Average Total Loans Outstanding (1)	$3,646,862	$3,459,916

Allowance for Credit Losses:
Beginning of Period	$53,960	$33,049
Loans Charged-Off:
Construction Loans	18,769	—
Real Estate Loans	817	888
Commercial and Industrial	2,315	546
Lease Financing Receivables	294	318
Consumer Loans	167	240

Total Loans Charged-Off	22,362	1,992

Recoveries:
Real Estate Loans	471	192
Commercial and Industrial	40	20
Lease Financing Receivables	189	10
Consumer Loans	18	79

Total Loans Recovered	718	301
Net Loans Charged-Off	21,644	1,691

Provision Charged to Operating Expense	55,000	8,700

Allowance for Credit Losses at End of period	$87,316	$40,058

(1)	Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	0.59%	0.05%
Net Loans Charged-Off to Total Loans at End of Period	0.60%	0.05%
Allowance for Credit Losses to Average Total Loans	2.39%	1.16%
Allowance for Credit Losses to Total Loans at End of Period	2.43%	1.11%
Net Loans Charged-Off to Allowance for Credit Losses	24.79%	4.22%
Net Loans Charged-Off to Provision for Credit Losses	39.35%	19.44%
     While we believe that the allowance at September 30, 2009, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the third quarter with the following results:
•	We have $250 million in a repurchase agreement with an embedded double cap. We entered into this transaction in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aa3.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	All of our investment securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since most of the insurance companies carry an AM Best rating of A or greater.

•	We have $280.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $15.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balances.
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
     Approximately $1.5 billion, or 65%, of the total investment portfolio at September 30, 2009 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2009:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	( 3.76% )
- 100 basis points	0.11%
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
     For the nine months ended September 30, 2009, we recorded a $55.0 million provision for credit losses and charged-off $22.4 million in loans, net of $718,000 of recoveries. There has been a significant slowdown in the real estate markets in portions of Los Angeles, Riverside, San Bernardino and Orange counties and the Central Valley area of California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. As of September 30, 2009, we had $2.3 billion in real estate loans and $295.3 million in construction loans. Continuing deterioration in the real estate market could affect the ability of our loan customers, including our largest borrowing relationships, to service their debt, which could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     We may engage in FDIC-assisted transactions, which could present additional risks to our business.
     On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank from the FDIC. We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income.
     Except as described above, there are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We did not repurchase any common stock during the nine months ended September 30, 2009. Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock, all of which remain to be repurchased at September 30, 2009. In September 2009, we repurchased 130,000 shares of our Series B Preferred Stock which we issued to the United States government as part of our participation in the TARP program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Employment Agreement, dated September 16, 2009, by and between CVB Financial Corp., Citizens Business Bank and Mr. Christopher D. Myers (1)

10.2	Amendment No. 1 to 2008 Equity Incentive Plan (1)

10.3	(a) Letter Agreement between the Company and the U.S. Treasury, dated September 2, 2009 (2)

10.3	(b) Letter Agreement between the Company and the U.S. Treasury, dated August 26, 2009 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009.

(2)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 3, 2009.

(3)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 1, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP. (Registrant)
Date: November 5, 2009	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer