Form 10-K
period 2009-12-31
CVB FINANCIAL CORP
filed 2010-03-04
CIK 354647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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

None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $398,384,452.
     Number of shares of common stock of the registrant outstanding as of February 15, 2010: 106,288,979.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2009	Part III of Form 10-K

CVB FINANCIAL CORP.
2009 ANNUAL REPORT ON FORM 10-K

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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:
• Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;
• Ability to attract deposits and other sources of liquidity;
• Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;
• A prolonged slowdown in construction activity;
• Accounting adjustments in connection with our acquisition of assets and assumptions of liabilities from San Joaquin Bank;
• Changes in the financial performance and/or condition of our borrowers;
• Changes in the level of non-performing assets and charge-offs;
• Effects of acquisitions we may make;
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
• Political instability;
• Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;
• The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;
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
• Changes in our organization, management, compensation and benefit plans;
• The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and
• Our success at managing the risks involved in the foregoing items.
For additional information concerning risks we face, see “Item 1A. Risk Factors” and any additional information we set forth in our periodic reports filed pursuant to the Exchange Act, including this Annual Report on Form 10-K. We do not undertake any obligation to update our forward-looking statements to reflect occurrences or unanticipated events or circumstances arising after the date of such statements except as required by law.
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
     CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds.” At December 31, 2009, the Company had $6.74 billion in total consolidated assets, $3.97 billion in net loans and $4.44 billion in deposits.
     On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) headquartered in Bakersfield, California, in an FDIC-assisted transaction. We acquired all five branches of SJB, one of which we intend to consolidate with our existing Bakersfield business financial center in March 2010. Through this acquisition, we acquired $489.1 million in loans, $25.3 million in investment securities, $530.0 million in deposits, and $121.4 million in borrowings. The foregoing amounts are reflected at fair value as of the acquisition date.
     The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank
     The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2009, the Bank had $6.72 billion in assets, $3.97 billion in net loans and $4.46 billion in deposits.
     As of December 31, 2009, we had 46 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County and the Central Valley areas of California. Of the 46 offices, we opened thirteen as de novo branches and acquired the other thirty-three in acquisition transactions.
     We also had five Commercial Banking Centers, of which four were opened in 2008 and one was opened in 2009. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. One of these centers is located in the San Fernando Valley. The other four centers are located within a Business Financial Center in each of San Bernardino, Los Angeles, and Orange Counties.
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
     We also offer a wide range of specialized services designed for the needs of our commercial accounts. These services include cash management systems for monitoring cash flow, a credit card program for merchants, courier pick-up and delivery, payroll services, remote deposit capture, electronic funds transfers by way of domestic and international wires and automated clearinghouse, and on-line account access. We make available investment products to customers, including mutual funds, a full array of fixed income vehicles and a program to diversify our customers’ funds in federally insured time certificates of deposit of other institutions.
     We offer a wide range of financial services and trust services through CitizensTrust. These services include fiduciary services, mutual funds, annuities, 401K plans and individual investment accounts.
Business Segments
     We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury Department. Our Business Financial and Commercial Banking Centers (“Centers”) are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury Department manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 — Business Segments in the notes to consolidated financial statements.
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
     From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system, the creation of a new consumer financial protection agency and potential new restrictions on executive compensation) are expected to be introduced and possibly enacted in the new Congress or adopted by regulation. We cannot predict whether or when potential legislation or regulations will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.
     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2009 and is anticipated to continue in 2010. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline and additional weakness in commercial real estate is expected to have an adverse impact on financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic trends, market turmoil, and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.
     Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the TARP Capital Purchase Program (the “CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $130 million in exchange for the issuance of preferred stock and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the U.S. Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. We repurchased the preferred stock and the warrant issued to the U.S. Treasury during 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow and —Capital Resources” in Part II, Item 7 herein.
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
     The Company
     As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, the Company is subject to the Federal Reserve’s regulations and its authority to:
• Require periodic reports and such additional information as the Federal Reserve may require;

• Require bank holding companies to maintain increased levels of capital (See “Regulatory Capital” below);
• Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;
• Restrict the ability of bank holding companies to obtain dividends on other distributions from their subsidiary banks;
• Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;
• Require the prior approval of senior executive officer or director changes;
• Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations;
• Approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.
     Nonbanking and Financial Activities — Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Companies which elect to be treated as “financial holding companies” may also engage in broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. We have not currently elected to be treated as a financial holding company.
     The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).
     Securities Registration — Our securities are registered with the Securities Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.
     The Sarbanes-Oxley Act — The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:
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
     The Bank
     The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:
• Require affirmative action to correct any conditions resulting from any violation or practice;
• Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;
• Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
• Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;
• Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and
• Take possession of and close and liquidate the Bank.
     Permissible Activities and Subsidiaries — California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or conduct such activities themselves.
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

     Federal Home Loan Bank System — The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2009, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $97.6 million. We received $195,000 and $4.6 million from the FHLB in dividends on FHLB capital stock for the year ended December 31, 2009 and 2008, respectively. There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.
     Federal Reserve System — The Federal Reserve Board requires all depository institutions to maintain interest bearing reserves at specified levels against their transaction accounts. At December 31, 2009, the Bank was in compliance with these requirements.
     Dividends and Other Transfers of Funds
     Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $108.8 million at December 31, 2009. In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Capital Standards.”
     Additionally, it is FRB policy that bank holding companies should generally pay dividends on equity securities and distributions on trust preferred securities only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Fed policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries or which could raise supervisory concerns. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
     Capital Standards
     Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Federal banking agencies have the authority to change capital adequacy guidelines. At December 31, 2009, the Company’s and the Bank’s capital ratios exceed the minimum capital adequacy guideline percentage requirements of the federal banking agencies and the prompt corrective action regulations for “well capitalized” institutions. See Note 17 to the consolidated financial statements for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2009.
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
     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 2009:

	As of December 31, 2009
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			( amounts in thousands )
Leverage ratio	$655,569	9.6%	$272,303	4.0%	$383,266	5.6%
Tier 1 risk-based ratio	$655,569	14.9%	$175,992	4.0%	$479,577	10.9%
Total risk-based ratio	$716,182	16.3%	$351,500	8.0%	$364,682	8.3%

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2009:

	As of December 31, 2009
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			( amounts in thousands )
Leverage ratio	$652,992	9.6%	$272,080	4.0%	$380,912	5.6%
Tier 1 risk-based ratio	$652,992	14.9%	$175,300	4.0%	$477,692	10.9%
Total risk-based ratio	$708,457	16.2%	$349,855	8.0%	$358,602	8.2%
     Basel and Basel II Capital Requirements
     The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2009 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. The Basel Committee is currently reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments. It is expected the Basel Committee may reinstitute a minimum leverage ratio requirement. The U.S. banking agencies have indicated separately that they will retain the minimum leverage requirement for all U.S. banks. It also is possible that a new tangible common equity ratio standard will be added.
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
     A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulation. A bank will be: (i) ”well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) ”adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) ”undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%

or a leverage ratio of less than 4.0%; (iv) ”significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) ”critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.
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
     Premiums for Deposit Insurance
     The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. During 2008 and 2009, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. On May 30, 2009, the FDIC imposed special assessments on financial institutions to increase reserves in the deposit insurance fund; the Bank’s assessment was $3.0 million. As of December 31, 2009, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. We prepaid $22.4 million in the fourth quarter of 2009 in accordance with this requirement.
     We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels.

These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0140% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.
     The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program.
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
     Operations and Consumer Compliance Laws
     The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the, the Bank Secrecy Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
     Regulation of Nonbank Subsidiaries
     Nonbank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.
     Employees
     At February 15, 2010, we employed 825 persons, 583 on a full-time and 242 on a part-time basis. We believe that our employee relations are satisfactory.

     Available Information
     Reports filed with the Securities and Exchange Commission (the “Commission”) include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days between 10:00 a.m. and 3:00 p.m. at the public reference facilities of the Commission on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current Report on Form 8-K, and any amendment there to, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.
     Executive Officers of the Company
     The following sets forth certain information regarding our executive officers as of February 15, 2010:
Executive Officers:

Name	Position	Age
Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	47
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	66
James F. Dowd	Executive Vice President/Credit Management Division of the Bank	57
Todd E. Hollander	Executive Vice President/Sales Division of the Bank	43
David C. Harvey	Executive Vice President/Chief Operations Officer	42
Christopher A. Walters	Executive Vice President/CitizensTrust Division of the Bank	46
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
     Mr. Harvey assumed the position of Executive Vice President of the Bank on December 31, 2009. From 2000 to 2008, he served as Senior Vice President and Operations Manager at Bank of the West. From 2008 to 2009 he served as Executive Vice President and Commercial and Treasury Services Manager at Bank of the West.
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
     Risk Relating to Recent Economic Conditions and Government Response Efforts
     Difficult economic and market conditions have adversely affected our industry
     Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic conditions, market turmoil, and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	The value of the portfolio of investment securities that we hold may be adversely affected.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
     If economic conditions do not significantly improve, or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.
     Legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system, including EESA and ARRA. Future legislation and regulations may be adopted which could result in a comprehensive overhaul of the U.S. banking system. There can be no assurance, however, as to the actual impact that legislation and regulations will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of legislation and regulations to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.
     U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition
     As described in “Business — Economic Conditions, Government Policies, Legislation and Regulation”, recent turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of an economic slowdown and recession including high unemployment rates. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to the adverse economic conditions in the state of California, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations
     For the year ended December 31, 2009, we recorded an $80.5 million provision for credit losses and charged off $26.3 million, net of $803,000 in recoveries. There has been a significant slowdown in the real estate markets in portions of Los Angeles, Riverside, San Bernardino and Orange counties and the Central Valley area of California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans. As of December 31, 2009, we had $2.6 billion in real estate loans (including $2.3 billion in commercial real estate loans) and $401.5 million in construction loans. Continuing deterioration in the real estate market, and in particular the commercial real estate market, could affect the ability of our loan customers, including our largest borrowing relationships, to service their debt, which could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     Declines in commodity prices may adversely affect our results of operations.
     As of December 31, 2009, approximately twelve percent (12%) of our loan portfolio was comprised of dairy and livestock loans. Recent declines in commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy and livestock loans to perform under the terms of their borrowing arrangements with us. In particular, declines in commodity prices could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.
     Risks Related to Our Market and Business
     Our allowance for credit losses may not be adequate to cover actual losses
     A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for credit losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance.
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
     Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets
     A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans, including loans to our largest borrowing relationships, could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Additional risks associated with our construction loan portfolio include failure of contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the security underlying the construction loans so as to generate the cash flow anticipated by our borrower. Continued declines in real estate values coupled with the current economic downturn and an associated increase in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.
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
     Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance
     A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2009 our balance sheet was liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.
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
     On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank from the FDIC. We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Although we have entered into a loss sharing agreement with the FDIC in connection with our acquisition of loans from San Joaquin Bank, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protections provided by the FDIC from the San Joaquin Bank acquisition or any other FDIC-assisted acquisition we may make. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income
     We face strong competition from financial services companies and other companies that offer banking services
     We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive and increased competition in our primary market area may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.
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

     We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects
     Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.
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
     Federal and state laws and regulations may restrict our ability to pay dividends
     The ability for the Bank to pay dividends to us and for us to pay dividends to our shareholders is limited by applicable federal and California law and regulations. See “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”
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
•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.
     The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statement”. The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.
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
     We may face other risks
     From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Securities and Exchange Commission.
     For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Risk Management.”

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.
     At December 31, 2009, the Bank occupied the premises for 42 of its Business Financial and Commercial Banking Centers under leases expiring at various dates from 2010 through 2020, at which time we can exercise options that could extend certain leases through 2026. We own the premises for nine of our offices which include seven Business Financial Centers, and our Corporate Headquarters and Operations Center, both located in Ontario, California.
     At December 31, 2009, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $41.4 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2009, was $11.6 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 7 and 12 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”
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
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the Nasdaq Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,912 shareholders of record as of February 15, 2010.

Two Year Summary of Common Stock Prices
Quarter
Ended	High	Low	Dividends
3/31/2008	$11.45	$8.40	$0.085 Cash Dividend
6/30/2008	$12.62	$9.18	$0.085 Cash Dividend
9/30/2008	$20.00	$7.12	$0.085 Cash Dividend
12/31/2008	$14.75	$8.58	$0.085 Cash Dividend

3/31/2009	$12.11	$5.31	$0.085 Cash Dividend
6/30/2009	$7.77	$5.69	$0.085 Cash Dividend
9/30/2009	$8.70	$4.90	$0.085 Cash Dividend
12/31/2009	$9.00	$6.93	$0.085 Cash Dividend
     For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Supervision and Regulation—Dividends and Other Transfers of Funds” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Cash Flow”.
     Issuer Purchases of Equity Securities
     On July 16, 2008, our Board of Directors approved a program to repurchase up to 5,390,482 shares of our common stock. This program was combined with the 4,609,518 shares remaining from our previous stock repurchase program, approved in August 2007. As of December 31, 2009, we have the authority to repurchase up to 10,000,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. We made no repurchases of our common stock during the year ended December 31, 2009. There is no expiration date for our current stock repurchase program.
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
     The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq National Market; and (ii) a published index comprised by Hemscott, Inc. of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on December 31, 2003, and reinvestment of dividends through December 31, 2009. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CVB FINANCIAL CORP., NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

Company/Index/Market	2004	2005	2006	2007	2008	2009
CVB Financial Corporation	$100.00	$97.25	$88.55	$71.76	$85.71	$65.28
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Hemscott Group Index	$100.00	$104.73	$109.26	$78.40	$53.72	$48.91

ITEM 6. SELECTED FINANCIAL DATA
     The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.
Item 6. Selected Financial Data

	At December 31,
	2009	2008	2007	2006	2005
	( Amounts and numbers in thousands except per share amounts)
Interest Income	$310,759	$332,518	$341,277	$316,091	$246,884
Interest Expense	88,495	138,839	180,135	147,464	77,436

Net Interest Income	222,264	193,679	161,142	168,627	169,448

Provision for Credit Losses	80,500	26,600	4,000	3,000	—
Other Operating Income	81,071	34,457	31,325	33,258	27,505
Other Operating Expenses	133,586	115,788	105,404	95,824	90,053

Earnings Before Income Taxes	89,249	85,748	83,063	103,061	106,900
Income Taxes	23,830	22,675	22,479	32,481	36,710

NET EARNINGS	$65,419	$63,073	$60,584	$70,580	$70,190

Basic Earnings Per Common Share (1)	$0.56	$0.75	$0.72	$0.84	$0.83

Diluted Earnings Per Common Share (1)	$0.56	$0.75	$0.72	$0.83	$0.83

Cash Dividends Declared Per Common Share	$0.340	$0.340	$0.340	$0.355	$0.420

Cash Dividends paid on Common Shares	32,228	28,317	28,479	27,876	27,963
Dividend Pay-Out Ratio (3)	49.26%	44.90%	47.01%	39.50%	39.60%
Weighted Average Common Shares (1):
Basic	92,955,172	83,120,817	83,600,316	84,154,216	84,139,254
Diluted	93,055,801	83,335,503	84,005,941	84,813,875	84,911,893
Common Stock Data:
Common shares outstanding at year end (1)	106,231,511	83,270,263	83,164,906	84,281,722	84,073,227
Book Value Per Share (1)	$6.01	$5.92	$5.11	$4.60	$4.07
Financial Position:
Assets	$6,739,769	$6,649,651	$6,293,963	$6,092,248	$5,422,283
Investment Securities available-for-sale	2,108,463	2,493,476	2,390,566	2,582,902	2,369,892
Net Non-Covered Loans	3,499,455	3,682,878	3,462,095	3,042,459	2,640,660
Covered Loans (6)	455,285	—	—	—	—
Deposits	4,438,654	3,508,156	3,364,349	3,406,808	3,424,045
Borrowings	1,488,250	2,345,473	2,339,809	2,139,250	1,496,000
Junior Subordinated debentures	115,055	115,055	115,055	108,250	82,476
Stockholders’ Equity	638,228	614,892	424,948	387,325	342,189
Equity-to-Assets Ratio (2)	9.47%	9.25%	6.75%	6.36%	6.31%
Financial Performance:
Net Income to Beginning Equity	10.64%	14.84%	15.64%	20.63%	22.13%
Net Income to Average Equity (ROE)	10.00%	13.75%	15.00%	19.45%	20.77%
Net Income to Average Assets (ROA)	0.98%	0.99%	1.00%	1.22%	1.44%
Net Interest Margin (TE) (4)	3.75%	3.41%	3.03%	3.30%	3.86%
Efficiency Ratio (5)	59.95%	57.45%	55.93%	48.18%	45.72%
Credit Quality (Non-covered Loans):
Allowance for Credit Losses	$108,924	$53,960	$33,049	$27,737	$23,204
Allowance/Net Non-Covered Loans	3.02%	1.44%	0.95%	0.90%	0.87%
Total Non-Covered Non-Accrual Loans	$69,779	$17,684	$1,435	$—	$—
Non-Covered Non-Accrual Loans/Total Non-Covered Loans	1.93%	0.47%	0.04%	0.00%	0.00%
Allowance/Non-Covered Non-Accrual Loans	156.10%	305.13%	2,303%	—	—
Net (Recoveries)/Charge-offs	$25,536	$5,689	$1,358	$(1,533)	$46
Net (Recoveries)/Charge-Offs/Average Loans	0.68%	0.16%	0.04%	-0.05%	0.00%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	9.6%	9.8%	7.6%	7.8%	7.7%
Tier 1 Capital	14.9%	14.2%	11.0%	12.2%	11.3%
Total Capital	16.3%	15.5%	12.0%	13.0%	12.0%
For the Bank:
Leverage Ratio	9.6%	9.7%	7.1%	7.0%	7.3%
Tier 1 Capital	14.9%	13.9%	10.5%	11.0%	10.8%
Total Capital	16.2%	15.2%	11.3%	11.8%	11.5%

(1)	All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007 and the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends on common stock divided by net earnings.

(4)	Net interest income (TE) divided by total average earning assets

(5)	Noninterest expense divided by total revenue (net interest income, after provision for credit losses, and other operating income).

(6)	Covered loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.

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
     Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 21% of our total non-covered loan portfolio of $3.6 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Our provision for credit losses for 2009, which was significantly higher than our provision for credit losses for 2008, reflects an increase in our classified loans, as we continued to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy, including the effects of the high unemployment rate, could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
     Over the past few years, we have been active in both acquisitions and organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also opened five Commercial Banking Centers since 2008. In October 2009, we acquired San Joaquin Bank in an FDIC-assisted acquisition. Through this acquisition, we acquired $489.1 million in loans, $25.3 million in investment securities, $530.0 million in deposits, and $121.4 million in borrowings. The foregoing amounts are reflected at fair value as of the acquisition date. The acquisition has been accounted for under the purchase accounting method which resulted in an after-tax gain of $12.3 million which is included in 2009 earnings. The gain is based on fair values. The determination of fair values and calculation of after-tax gain is described more fully in Note 2 – Federally Assisted Acquisition of San Joaquin Bank in the notes to the consolidated financial statements.
     We will continue to consider both organic growth and acquisition opportunities in the future, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value.

     In connection with the acquisition of San Joaquin Bank, the Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets from San Joaquin Bank. The acquired assets subject to the loss sharing agreement are referred to herein collectively as “covered assets,” which consist of OREO and loans. The loans we acquired are referred to herein as “covered loans”. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million, which is assumed by the Company. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date.
     Our net interest income before provision for credit losses of $222.3 million in 2009, increased by $28.6 million or 14.76%, compared to net interest income before provision for credit losses of $193.7 million for 2008. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. As of December 31, 2009, 35.2% of our deposits are interest-free. This has allowed us to have a low cost of deposits, currently 0.63% for 2009, which contributed to a reduction in interest expense for 2009 compared to the same period last year.
     Our net income increased to $65.4 million in 2009 compared with $63.1 million in 2008, an increase of $2.3 million or 3.72%. The increase of $2.3 million in net income is primarily the result of a substantial decrease in interest expense, offset by a decline in interest income, and a $53.9 million increase in our provision for credit losses.
     Diluted earnings per common share decreased $0.19, from $0.75 in 2008 to $0.56 in 2009 as a result of TARP preferred stock dividends, which amounted to $4.3 million in the aggregate in 2009 and an increase in the number of our outstanding shares of common stock as a result of our completion of an underwritten stock offering in July, 2009 in which we received $132.5 million in gross proceeds ($126.1 million net proceeds). The net proceeds were used, along with other funds, to repurchase the preferred stock and outstanding warrant issued to the United States Treasury as part of our participation in the Capital Purchase Program.
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
     Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Management”.

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
     Acquired Loans: Loans acquired from SJB were recorded at fair value as of the acquisition date. In estimating the fair value, the portfolio was segregated into two groups: credit-impaired covered loans and other covered loans. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that the Company will not collect all contractually required principal and interest payments. For the credit-impaired loans, the fair value was estimated by using observable market data for similar types of loans. For the other covered loans, the fair value was estimated by calculating the undiscounted expected cash flows based on estimated levels of prepayments, default factors, and loss severities and discounting the expected cash flows at a market rate. Significant estimates are used in calculating the fair value of acquired loans; as a result, actual results may be different than estimates.
     Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investments securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in the Notes to Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.
ANALYSIS OF THE RESULTS OF OPERATIONS
     The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands,
	except per share amounts)
Net earnings	$65,419	$63,073	$60,584
Earnings per common share:
Basic (1)	$0.56	$0.75	$0.72
Diluted (1)	$0.56	$0.75	$0.72
Return on average assets	0.98%	0.99%	1.00%
Return on average shareholders’ equity	10.00%	13.75%	15.00%

(1)	Of the decrease in earnings and diluted earnings per common share for 2009, $0.14 is due to the preferred stock dividend and discount amortization and $0.07 is due to the increase in weighted common shares outstanding as a result of our capital offering.
Earnings
     We reported net earnings of $65.4 million for the year ended December 31, 2009. This represented an increase of $2.3 million, or 3.72%, over net earnings of $63.1 million for the year ended December 31, 2008. Net earnings for 2008 increased $2.5 million to $63.1 million, or 4.11%, from net earnings of $60.6 million for the year ended December 31, 2007. Basic and diluted earnings per common share were $0.56 in 2009, as compared to $0.75 in 2008, and $0.72 in 2007.
     The increase in net earnings for 2009 compared to 2008 was primarily the result of an increase in net interest income before provision for credit losses, gain on sale of investment securities and gain on acquisition of SJB, offset by an increase in loan loss provision and other operating expenses. The increase in net earnings for 2008 compared to 2007 was primarily the result of an increase in net interest income and other operating income, offset by an increase in loan loss provision and other operating expenses. The net earnings in 2009 and 2008 reflect the decrease in interest rates during those years and the impact on our net interest margin.
     For 2009, our return on average assets was 0.98%, compared to 0.99% for 2008, and 1.00% for 2007. Our return on average stockholders’ equity was 10.00% for 2009, compared to a return of 13.75% for 2008, and 15.00% for 2007. The decrease in return on average assets is due to an increase in total average assets over 2008. The decrease in return on average stockholders’ equity is due to the outstanding preferred stock during 2009 and increase in common stock from the capital stock offering in 2009.
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

     Our net interest income, before provision for credit losses totaled $222.3 million for 2009. This represented an increase of $28.6 million, or 14.76%, over net interest income of $193.7 million for 2008. Net interest income for 2008 increased $32.5 million, or 20.19%, over net interest income of $161.1 million for 2007. The increase in net interest income of $28.6 million for 2009 resulted from a decrease of $50.3 million in interest expense overshadowed by a decrease of $21.7 million in interest income. The decrease in interest expense of $50.3 million resulted from the decrease in average rate paid on interest-bearing liabilities to 1.97% in 2009 from 3.01% in 2008, and a decrease in average interest-bearing liabilities of $116.9 million. The decrease of $21.7 million in interest income resulted from the decrease in the average yield on interest-earning assets to 5.17% in 2009 from 5.71% in 2008, offset by an increase of $194.3 million in average interest-earning assets. Our loan portfolio includes loans with interest rate floors which mitigate the risk of significant future decline.
     The increase in net interest income before provision for credit losses of $32.5 million for 2008 as compared to 2007 resulted from a decrease of $41.3 million in interest expense which overshadowed an $8.8 million decrease in interest income. The decrease in interest expense of $41.3 million resulted from the decrease in average rate paid on interest-bearing liabilities to 3.01% in 2008 from 4.11% in 2007, offset by an increase of average interest-bearing liabilities of $259.1 million. The decrease of $8.8 million in interest income resulted from the decrease in the average yield on interest-earning assets to 5.71% in 2008 from 6.17% in 2007, offset by an increase of $341.6 million in average interest-earning assets.
     Interest income totaled $310.8 million for 2009. This represented a decrease of $21.8 million, or 6.54%, compared to total interest income of $332.5 million for 2008. For 2008, total interest income decreased $8.8 million, or 2.57%, from total interest income of $341.3 million for 2007. The decrease in total interest income during 2009 and 2008 was primarily due to the decrease in interest rates, partially offset by the growth in average earning assets.
     Interest income includes dividends earned on our investment in FHLB capital stock. For the year ended December 31, 2009, 2008 and 2007, our interest income from dividends earned on FHLB stock totaled $195,000, $4.6 million and $4.2 million, respectively. The FHLB announced that there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future, which, in both cases, would adversely affect our interest income as compared to prior periods.
     Interest expense totaled $88.5 million for 2009. This represented a decrease of $50.3 million, or 36.26%, from total interest expense of $138.8 million for 2008. For 2008, total interest expense decreased $41.3 million, or 22.93%, from total interest expense of $180.1 million for 2007. The decrease in interest expense during 2009 and 2008 was due to the decrease in interest rates on deposits and borrowed funds, partially offset by the change in average borrowed funds.
     Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Twelve-month period ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
				(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,651,983	$76,771	4.67%	$1,766,754	$86,930	4.97%	$1,722,605	$85,899	4.99%
Tax preferenced (1)	675,799	27,356	5.71%	675,309	28,371	5.91%	666,278	29,231	5.88%
Investment in FHLB stock	93,989	195	0.21%	89,601	4,552	5.08%	80,789	4,229	5.23%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	76,274	358	0.47%	1,086	39	3.59%	1,876	109	5.81%
Loans HFS	153	5	3.27%	—	—	0.00%	—	—	0.00%
Loans (2) (3)	3,735,339	206,074	5.52%	3,506,510	212,626	6.06%	3,226,086	221,809	6.88%

Total Earning Assets	6,233,537	310,759	5.17%	6,039,260	332,518	5.71%	5,697,634	341,277	6.17%
Total Non Earning Assets	408,945			355,653			382,869

Total Assets	$6,642,482			$6,394,913			$6,080,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,366,355	$10,336	0.76%	$1,238,810	$16,413	1.32%	$1,288,745	$31,764	2.46%
Time Deposits	1,195,378	14,620	1.22%	769,827	19,388	2.52%	844,667	37,533	4.44%

Total Deposits	2,561,733	24,956	0.97%	2,008,637	35,801	1.78%	2,133,412	69,297	3.25%
Other Borrowings	1,927,923	63,539	3.30%	2,597,943	103,038	3.97%	2,214,108	110,838	5.01%

Interest Bearing Liabilities	4,489,656	88,495	1.97%	4,606,580	138,839	3.01%	4,347,520	180,135	4.11%

Non-interest bearing deposits	1,431,204			1,268,548			1,285,857
Other Liabilities	67,741			61,119			43,285
Stockholders’ Equity	653,881			458,666			403,841

Total Liabilities and Stockholders’ Equity	$6,642,482			$6,394,913			$6,080,503

Net interest income		$222,264			$193,679			$161,142

Net interest spread — tax equivalent			3.20%			2.70%			2.06%
Net interest margin			3.57%			3.22%			2.86%
Net interest margin — tax equivalent			3.75%			3.41%			3.03%
Net interest margin excluding loan fees			3.52%			3.13%			2.76%
Net interest margin excluding loan fees — tax equivalent			3.70%			3.32%			2.93%

(1)	Non tax-equivalent rate was 4.06% for 2009, 4.20% for 2008 and 4.39% for 2007

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2009, $3,197; 2008, $5,399 and 2007, $5,584

(3)	Non performing loans are included in net loans as follows: 2009, $69.8 million non-covered loans and $163.2 million covered loans; 2008, $17.7 million, 2007 $1,435

(4)	Includes interest bearing demand and money market accounts
     As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 3.75% for 2009, compared to 3.41% for 2008, and 3.03% for 2007. The increase in the net interest margin in 2009 and 2008 was primarily the result of the changing interest rate environment, which impacted interest earned and interest paid as a percent of earning assets. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
     The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.20% for 2009, 2.70% for 2008, and 2.06% for 2007. The increase in the net interest spread for 2009 as compared to 2008 resulted from a 104 basis point decrease in the cost of interest-bearing liabilities offset by a 54 basis point decrease in the yield on earning assets, thus generating a 50 basis point increase in the net interest spread. The decrease in rates during 2009 had a smaller impact on our assets since a majority of our assets are fixed rate; while deposits and borrowings benefited from the rate decrease. The increase in the net interest spread for 2008 as compared to 2007 resulted from a 110 basis point decrease in the cost of interest-bearing liabilities offset by a 46 basis point decrease in the yield on earning assets, thus generating a 64 basis point increase in the net interest spread.
     The yield (TE) on earning assets decreased to 5.17% for 2009, from 5.71% for 2008, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 37.34% in 2009 from 40.44% in 2008. The yield on loans for 2009 decreased to 5.52% as compared to 6.06% for 2008. The yield on investments for 2009 decreased slightly to 4.98% as compared to 5.23% in 2008. The yield on loans for 2008 decreased to 6.06% as compared to 6.88% for 2007. The yield on investments for 2008 decreased slightly to 5.23% as compared to 5.24% in 2007.

     The cost of average interest-bearing liabilities decreased to 1.97% for 2009 as compared to 3.01% for 2008 and 4.11% for 2007. These variations reflected the decreasing interest rate environment in 2009 and 2008, as well as the change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities decreased to 42.94% for 2009 as compared to 56.40% for 2008 and 50.93% for 2007. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2009 was 0.97% as compared to 1.78% for 2008 and 3.25% for 2007, reflecting a decreasing interest rate environment in 2009 and 2008. The cost of borrowings for 2009 was 3.30% as compared to 3.97% for 2008, and 5.01% for 2007, also reflecting the same fluctuating interest rate environment. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, the only deposits for which we pay interest on are NOW, Money Market and TCD Accounts.
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
TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of twelve months ended December 31,
	2009 Compared to 2008				2008 Compared to 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				( amounts in thousands )
Interest Income:
Taxable investment securities	$(5,359)	$(5,251)	$477	$(10,133)	$1,457	$(344)	$(82)	$1,031
Tax-advantaged securities	(62)	(986)	7	(1,041)	581	200	(1,641)	(860)
Fed funds sold & interest-bearing
deposits with other institutions	2,699	(34)	(2,346)	319	(46)	(42)	18	(70)
Investment in FHLB stock	223	(4,364)	(216)	(4,357)	461	(121)	(17)	323
Loans HFS	—	—	5	5	—	—	0	0
Loans	13,829	(18,883)	(1,499)	(6,553)	19,293	(26,454)	(2,022)	(9,183)

Total interest on earning assets	11,330	(29,518)	(3,572)	(21,760)	21,746	(26,761)	(3,744)	(8,759)

Interest Expense:
Savings deposits	1,679	(6,918)	(804)	(6,043)	(1,228)	(14,692)	528	(15,392)
Time deposits	10,695	(9,980)	(5,517)	(4,802)	(3,323)	(16,218)	1,437	(18,104)
Other borrowings	(26,969)	(17,648)	5,118	(39,499)	19,277	(21,835)	(5,242)	(7,800)

Total interest on interest-bearing liabilities	(14,595)	(34,546)	(1,203)	(50,344)	14,726	(52,745)	(3,277)	(41,296)

Net Interest Income	$25,925	$5,028	$(2,369)	$28,584	$7,020	$25,984	$(467)	$32,537

Interest and Fees on Loans
     Our major source of revenue is interest and fees on loans, which totaled $206.1 million for 2009. This represented a decrease of $6.5 million, or 3.08%, from interest and fees on loans of $212.6 million for 2008. For 2008, interest and fees on loans decreased $9.2 million, or 4.14%, from interest and fees on loans of $221.8 million for 2007. The decrease in interest and fees on loans for 2009 and 2008 reflects the decreases in loan yields, offset by the increases in average loan balances. The yield on loans decreased to 5.52% for 2009, compared to 6.06% for 2008 and 6.88% 2007.
     In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at December 31, 2009, 2008, and 2007. For 2009, 2008 and 2007, we had $69.8 million, $17.7 million and $1.4 million of non-covered non-accrual loans, respectively. Had non-covered non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $4.1 million, $370,000 and $90,000 greater for 2009, 2008 and 2007, respectively.

     Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $3.2 million for 2009, $5.4 million for 2008 and $5.6 million for 2007. The decrease in loan fee income during 2009 was due to a decrease in loan originations as a result of weakening economy and diminished loan demand.
Interest on Investments
     Another component of interest income is interest on investments, which totaled $104.7 million for 2009. This represented a decrease of $15.2 million, or 12.69%, from interest on investments of $119.9 million for 2008. For 2008, interest on investments increased $423,000, or 0.35%, over interest on investments of $119.5 million for 2007. The decrease in interest on investments for 2009 as compared to 2008 reflected the decreases in average balances and decrease in yield on investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average yield on investments was 4.98% for 2009, compared to 5.23% for 2008 and 5.24% for 2007.
Interest on Deposits
     Interest on deposits totaled $25.0 million for 2009. This represented a decrease of $10.8 million, or 30.29%, from interest on deposits of $35.8 million for 2008. The decrease is due to the decrease in interest rates on deposits offset by an increase in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.97% in 2009 from 1.78% in 2008 and average interest-bearing deposits increased $553.1 million, or 27.54% from 2008. Interest on deposits decreased in 2008 by $33.5 million, from interest on deposits of $69.3 million during 2007. Our cost of total deposits was 0.63%, 1.09%, 2.03% for the years ended December 31, 2009, 2008, and 2007, respectively.
Interest on Borrowings
     Interest on borrowings totaled $59.6 million for 2009. This represents a decrease of $36.5 million, or 37.97%, from interest on borrowings of $96.0 million for 2008. The decrease is primarily due to the decrease in average borrowings and decrease in interest rates on borrowings. Average borrowings decreased $670.0 million during 2009 compared to 2008. As a result of the increase in deposits, it was possible for us to reduce our reliance on borrowed funds. Interest rates on borrowings decreased 58 basis points during 2009 to 3.29% from 3.87% during 2008. Interest on borrowings decreased $7.3 million for 2008, from $103.3 million for 2007. The decrease from 2007 to 2008 is primarily due to the decrease in interest rates on borrowings, offset by an increase in average borrowings.
Provision for Credit Losses
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The nature of this process requires considerable judgment. As such, we made a provision for credit losses on non-covered loans of $80.5 million in 2009, $26.6 million in 2008 and $4.0 million in 2007. The increase in allowance during 2009 and 2008 was due to the increase in classified loans and the increase in qualitative factors which is consistent with the current economic environment. We believe the allowance is currently appropriate. The ratio of the allowance for credit losses to total non- covered loans as of December 31, 2009, 2008, and 2007 was 3.02%, 1.44% and

0.95%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The net charge-offs totaled $25.5 million in 2009, $5.7 million in 2008, and $1.4 million in 2007. See “Risk Management — Credit Risk” herein.
     SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans.
Other Operating Income
     The components of other operating income were as follows:

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$14,889	$15,228	$13,381
CitizensTrust	6,657	7,926	7,226
Bankcard services	2,338	2,329	2,530
BOLI Income	2,792	5,000	3,839
Other	5,150	3,974	4,349
Gain on sale of securities	28,446	—	—
Impairment charge on investment security	(323)	—	—
Gain on SJB acquisition	21,122	—	—

Total other operating income	$81,071	$34,457	$31,325

     Other operating income, totaled $81.1 million for 2009. This represents an increase of $46.6 million, or 135.28%, over other operating income of $34.5 million in 2008. The increase is due to gain on sale of securities and gain on SJB acquisition, offset by decreases in income from CitizensTrust and Bank-Owned Life Insurance (BOLI). During 2008, other operating income increased $3.1 million, or 10.00%, from other operating income of $31.3 million for 2007.
     During 2009, we sold certain securities with relatively short maturities and recognized a gain on sale of securities of $28.4 million. We also recognized an other-than-temporary impairment on a private-label mortgage-backed investment security. The total impairment of $2.0 million was reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining $323,000 loss was recognized as an offset to other operating income.
     During the fourth quarter of 2009, we recorded a pre-tax bargain purchase gain of $21.1 million in connection with our acquisition of SJB. For a detailed discussion on this acquisition and calculation of the gain see Note 2 — Federally Assisted Acquisition of San Joaquin Bank in the notes to the consolidated financial statements. This gain represents about 26% other operating income.
     CitizensTrust consists of Trust Services and Investment Services income. Trust Services provides a variety of services, which include asset management services (both full management services and custodial services), estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides mutual funds, certificates of deposit, and other non-insured investment products. CitizensTrust generated fees of $6.7 million in 2009. This represents a decrease of $1.3 million, or 16.01% from fees generated of $7.9 million in 2008. The decrease is primarily due to the elimination of Diversifier Fee income, as customer deposits were converted from a product that placed deposits outside of the Bank to a product that keeps deposits within the Bank. Fees generated by CitizensTrust represented 8.21% of other operating income in 2009, as compared to 23.00% in 2008 and 23.07% in 2007.

     The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other operating income and are not subject to income tax. Bank Owned Life Insurance income totaled $2.8 million in 2009. This represents a decrease of $2.2 million, or 44.16%, from BOLI income generated of $5.0 million for 2008. BOLI income for 2008 includes a $1.0 million death settlement. The remaining decrease in BOLI income during 2009 reflects a decrease in yield on BOLI assets. BOLI income in 2008 increased $1.2 million, or 30.25% over BOLI income generated of $3.8 million for 2007, due to the $1.0 million death settlement received.
     Other fees and income, which includes wire fees, other business services, international banking fees, check sale, ATM fees, miscellaneous income, etc, generated fees totaling $5.2 million in 2009. This represented an increase of $1.2 million, or 29.59% from other fees and income generated of $4.0 million in 2008. The increase is primarily due to the accretion of FDIC loss sharing asset of $1.4 million.
     Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 26.73% for 2009, as compared to 15.10% for 2008 and 16.28% for 2007.
Other Operating Expenses
     The components of other operating expenses were as follows:

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands,
	except per share amounts)
Salaries and employee benefits	$62,985	$61,271	$55,303
Occupancy	11,649	11,813	10,540
Equipment	6,712	7,162	7,026
Stationery and supplies	6,829	6,913	6,712
Professional services	6,965	6,519	6,274
Promotion	6,528	6,882	5,953
Amortization of Intangibles	3,163	3,591	2,969
Other	28,755	11,637	10,627

Total other operating expenses	$133,586	$115,788	$105,404

     Other operating expenses totaled $133.6 million for 2009. This represents an increase of $17.8 million, or 15.37%, over other operating expenses of $115.8 million for 2008. During 2008, other operating expenses increased $10.4 million, or 9.85%, over other operating expenses of $105.4 million for 2007.
     For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.01% for 2009, compared to 1.81% for 2008, and 1.73% for 2007.
     Our ability to control other operating expenses in relation to the level of total revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2009, the efficiency ratio was 59.95%, compared to 57.45% for 2008 and 55.93% for 2007. The increase in 2008 and 2007 is due to increases in salaries and related expenses and other expenses as discussed below.

     Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $63.0 million for 2009. This represented an increase of $1.7 million, or 2.80%, over salaries and related expenses of $61.3 million for 2008. In 2008, salary and related expenses increased $6.0 million, or 10.79%, over salaries and related expenses of $55.3 million for 2007. At December 31, 2009, we employed 831 persons, 583 on a full-time and 248 on a part-time basis. This compares to 778 persons, 540 on a full-time and 238 on a part-time basis at December 31, 2008 and 766 persons, 541 on a full-time and 225 on a part-time basis at December 31, 2007. Salaries and related expenses as a percent of average assets increased to 0.95% for 2009, compared to 0.96% for 2008, and 0.91% for 2007.
     Professional services totaled $7.0 million for 2009, $6.5 million for 2008, and $6.3 million for 2007. The increases were primarily due to professional expenses incurred in conjunction with the capital stock offering and SJB acquisition.
     Other operating expenses totaled $28.8 million for 2009. This represented an increase of $17.1 million, or 147.1%, over expense of $11.6 million for 2008. The increase was primarily due to the following: (1) an increase of $7.7 million was due to FDIC deposit insurance which includes a $3.0 million FDIC special assessment, (2) an increase of $4.4 million was due to prepayment penalties on the restructure of FHLB advances, (3) an increase of $2.5 million in the provision for unfunded commitments, and (4) an increase of $1.1 million in OREO expense. For 2008, other operating expenses increased $1.0 million, or 9.50%, over expense of $10.6 million in 2007.
Income Taxes
     Our effective tax rate for 2009 was 26.70%, compared to 26.44% for 2008, and 27.06% for 2007. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
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
Business Financial and Commercial Banking Centers
     Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for years ended December 31, 2009, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2009	2008	2007
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$213,106	$189,128	$234,142
Interest expense	40,987	52,140	77,848

Net interest income	$172,119	$136,988	$156,294

Non-interest income	19,537	21,593	18,148
Non-interest expense	47,860	48,108	44,558

Segment pretax profit	$143,796	$110,473	$129,884

Balance Sheet
Average loans	$3,735,339	$3,506,510	$3,226,086
Average interest-bearing deposits	$2,561,734	$2,008,637	$2,133,412
Yield on loans	5.52%	6.06%	6.88%
Rate paid on deposits	0.97%	1.78%	3.25%
     For the year ended December 31, 2009, segment profits increased by $33.3 million, or 30.16%, compared to the year ended December 31, 2008. This was primarily due to an increase in interest income of $24.0 million offset by a decrease in interest expense of $11.2 million. The increase in interest income includes a credit for funds provided which is eliminated in the consolidated total. The credit for funds provided increases as deposit balances increase. During 2009 average total deposits increased $715.8 million, or 21.84%, compared to 2008. The decrease in interest expense is due to a decrease in rates paid on deposits offset by increases in average interest-bearing deposits.
     For the year ended December 31, 2008, segment profits decreased by 19.4 million, or 14.94% compared to the year ended December 31, 2007. Interest income decreased $45.0 million, or 19.23%, when compared with interest income during 2007, primarily due to decreases in interest rates during 2008, offset by increases in average loan balances. Interest expense decreased $25.7 million, or 33.02%, compared to interest expense during 2007, primarily due to decreases in interest rates and average interest-bearing deposits.
Treasury
     Key measures we use to evaluate the Treasury’s performance are included in the following table for the years ended December 31, 2009, 2008 and 2007. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2009	2008	2007
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$104,778	$119,975	$119,544
Interest expense	83,649	99,714	129,698

Net interest income	$21,129	$20,261	$(10,154)

Non-interest income	28,124	6	1
Non-interest expense	5,945	1,285	1,148

Segment pretax profit (loss)	$43,308	$18,982	$(11,301)

Balance Sheet
Average investments	$2,498,045	$2,532,750	$2,471,548
Average borrowings	$1,812,868	$2,482,888	$2,102,030
Yield on investments-TE	4.98%	5.23%	5.24%
Non-tax equivalent yield	4.06%	4.20%	4.39%
Rate paid on borrowings	3.29%	3.87%	4.85%

     For the year ended December 31, 2009, Treasury segment profits increased by $24.3 million over the same period in 2008. The increase is primarily due to the $28.4 million gain on sale of securities recognized during 2009, offset by the $4.4 million in prepayment penalties for the restructure of FHLB advances in 2009. Net interest income increased $868,000, or 4.28%, compared to 2008. The increase is due to a decrease of $16.1 million in interest expense, offset by a decrease of 15.2 million in interest income. During 2009, average investments and borrowings decreased coupled with decreases in interest rates.
     For the year ended December 31, 2008, Treasury segment profits increased by $30.3 million over the same period in 2007. The increase was primarily due to a decrease in interest expense of $30.0 million when compared to 2007. This is due to the 98 basis point decrease in interest rates paid on borrowings during 2008, offset by the increase in average borrowings.
     There are no provisions for credit losses or taxes in the segments as these are accounted for at the Company level.
Other

	For the Years Ended December 31,
	2009	2008	2007
Key Measures:	(Dollars in thousands)
Statement of Operations
Interest income	$69,867	$50,279	$61,360
Interest expense	40,851	13,849	46,358

Net interest income	$29,016	$36,430	$15,002

Provision for Credit Losses	80,500	26,600	4,000
Non-interest income	33,410	12,858	13,176
Non-interest expense	79,781	66,395	59,698

Pre-tax loss	$(97,855)	$(43,707)	$(35,520)

     The Company’s administration and other operating departments reported pre-tax loss of $97.9 million for the year ended December 31, 2009. This represented an increase of $54.1 million over pre-tax loss of $43.7 million for the year ended December 31, 2008. The increase is attributed to an increase in provision for credit losses of $53.9 million and an increase in non-interest expense of $13.4 million offset by an increase in non-interest income of $20.6 million and decrease in net interest income by $7.4 million. Pre-tax loss for 2008 increased $8.2 million to $43.7 million, or 23.05%, from pre-tax loss of $35.5 million for 2007.
ANALYSIS OF FINANCIAL CONDITION
     The Company reported total assets of $6.74 billion at December 31, 2009. This represented an increase of $90.2 million, or 1.36%, over total assets of $6.65 billion at December 31, 2008. The increase is primarily due to an increase in other assets and FDIC loss sharing asset of $158.2 million, offset by a decrease in earning assets of $94.1 million, or 1.50%. Earning assets totaled $6.17 billion at December 31, 2009 as compared to $6.28 billion at December 31, 2008. The decrease in earning assets is primarily attributed to the decrease in total investments of $382.8 million, offset by an increase in net loans of $271.9 million. Total liabilities were $6.10 billion at December 31, 2009, an increase of $66.8 million, or 1.11%, over total liabilities of $6.03 billion. Total equity increased $23.3 million, or 3.80%, to $638.2 million at December 31, 2009, compared to total equity of $614.9 million at December 31, 2008.

Investment Securities
     The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2009, 2008, and 2007, and the maturity distribution of the investment securities portfolio at December 31, 2009. At December 31, 2009, we reported total investment securities of $2.11 billion. This represents a decrease of $388.0 million, or 15.52%, from total investment securities of $2.50 billion at December 31, 2008. During 2009, we sold certain securities with relatively short maturities and recognized a gain on sale of securities of $28.4 million.
     Securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2009, securities held as available-for-sale had a fair value of $2.11 billion, representing 99.8% of total investment securities. Investment securities available-for-sale had an amortized cost of $2.06 billion at December 31, 2009. At December 31, 2009, the net unrealized holding gain on securities available-for-sale was $47.2 million that resulted in accumulated other comprehensive gain of $26.4 million (net of $20.8 million in deferred taxes).
Composition of the Fair Value of Securities Available-for-Sale:

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
U.S. Treasury Obligations	$507	0.02%	$0.00%	—	$998	0.04%
Government agency and government-sponsored enterprises	21,713	1.03%	27,778	1.11%	50,835	2.13%
Mortgage-backed securities	647,168	30.70%	1,184,485	47.50%	1,023,061	42.80%
CMO/REMICs	773,165	36.67%	596,791	23.94%	622,806	26.05%
Municipal bonds	663,426	31.46%	684,422	27.45%	692,866	28.98%
Other securities	2,484	0.12%	—	0.00%	—	0.00%

TOTAL	$2,108,463	100.00%	$2,493,476	100.00%	$2,390,566	100.00%

     The maturity distribution of the available-for-sale portfolio at December 31, 2009 consists of the following:

	Maturing
		Weighted	After one year	Weighted	After five	Weighted		Weighted	Balance as of	Weighted
	One year	Average	through Five	Average	years through	Average	After ten	Average	December 31,	Average	% to
	or less	Yield	Years	Yield	Ten Years	Yield	years	Yield	2009	Yield	Total
U.S. Treasury Obligations	$507	0.28%	$0.00%	—	$0.00%	—	$0.00%	$—	$507	0.28%	0.02%
Government agency and government-sponsored enterprises	21,359	2.54%	354	2.46%	—	0.00%	—	0.00%	$21,713	2.54%	1.03%
Mortgage-backed securities	2,000	4.16%	487,990	4.41%	156,775	4.71%	403	5.31%	$647,168	4.48%	30.70%
CMO/REMICs	21,460	4.63%	407,998	4.82%	343,707	4.54%	—	0.00%	$773,165	4.69%	36.67%
Municipal bonds (1)	102,429	5.28%	148,287	3.64%	321,624	3.97%	91,086	3.92%	$663,426	4.09%	31.46%
Other Securities	2,484	5.77%							$2,484	5.77%	0.12%

TOTAL	$150,239	4.77%	$1,044,629	4.46%	$822,106	4.35%	$91,489	3.92%	$2,108,463	4.41%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 5.68%.
     The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMICs whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/REMICs will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rate rise. This will either shorten or extend the estimated average life. Also, the yield on mortgage-backed securities and CMO/REMICs are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discount of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

     The weighted-average yield on the investment portfolio at December 31, 2009 was 4.41% with a weighted-average life of 4.7 years. This compares to a weighted-average yield of 4.70% at December 31, 2008 with a weighted-average life of 4.9 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted- average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
     Approximately 67% of the securities in the investment portfolio are issued by the U.S. government or U.S. government-sponsored agencies which guarantee payment of principal and interest.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(amounts in thousands)
Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)	For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
     During 2009, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The total impairment of $2.0 million was reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining $323,000 impairment loss was offset to other income.

Non-Covered Loans
     At December 31, 2009, the Company reported total non-covered loans, net of deferred loan fees, of $3.61 billion. This represents a decrease of $128.5 million, or 3.44%, from total loans, net of deferred loan fees of $3.74 billion at December 31, 2008. The loan portfolio was affected by real estate trends, diminished loan demand and the weakening of the economy.
     Table 4 presents the distribution of our non-covered loans at the dates indicated.
TABLE 4 — Distribution of Loan Portfolio by Type
(Non-Covered Loans)

	December 31,
	2009	2008	2007	2006	2005
		(amounts in thousands)
Commercial and Industrial	$413,715	$370,829	$365,214	$264,416	$223,330
Real Estate
Construction	265,444	351,543	308,354	299,112	270,436
Commercial Real Estate	1,989,644	1,945,706	1,805,946	1,642,370	1,363,516
SFR Mortgage	265,543	333,931	365,849	284,725	271,237
Consumer, net of unearned discount	67,693	66,255	58,999	54,125	59,801
Municipal Lease Finance Receivables	159,582	172,973	156,646	126,393	108,832
Auto and equipment leases	30,337	45,465	58,505	51,420	39,442
Dairy and Livestock	422,958	459,329	387,488	358,259	338,035

Gross Loans (Non-Covered)	3,614,916	3,746,031	3,507,001	3,080,820	2,674,629

Less:
Allowance for Credit Losses	108,924	53,960	33,049	27,737	23,204
Deferred Loan Fees	6,537	9,193	11,857	10,624	10,765

Total Net Loans (Non-Covered)	$3,499,455	$3,682,878	$3,462,095	$3,042,459	$2,640,660

     Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, land development, commercial property and single- family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy and livestock loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.
     Our loan portfolio is primarily located throughout our marketplace. The following is the breakdown of our total non-covered loans and non-covered commercial real estate loans by region at December 31, 2009.

	December 31, 2009
			Non-Covered
			Commercial
Non-Covered	Total Non-Covered Loans		Real Estate Loans
Loans by Market Area		(amounts in thousands)
Los Angeles County	$1,176,881	32.6%	$709,960	35.6%
Inland Empire	760,009	21.0%	609,273	30.6%
Central Valley	634,492	17.6%	289,955	14.6%
Orange County	535,897	14.8%	217,932	11.0%
Other Areas	507,637	14.0%	162,524	8.2%

	$3,614,916	100.0%	$1,989,644	100.0%

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

	December 31, 2009
			Percent	Average
Non-Covered Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$51,307	2.3%	100.0%	$457
Single Family-Mortgage Pools	214,236	9.5%	100.0%	337
Multifamily	112,411	5.0%	0.0%	885
Industrial	670,218	29.7%	36.9%	880
Office	386,602	17.1%	24.5%	1,015
Retail	234,368	10.4%	15.0%	1,051
Medical	135,827	6.0%	42.7%	1,861
Secured by Farmland	153,090	6.8%	100.0%	2,097
Other	297,128	13.2%	51.6%	1,147

	$2,255,187	100.0%	44.7%	1,037

(1)	Represents percentage of owner-occupied in each real estate loan category
     In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $51.3 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $214.2 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
     As of December 31, 2009, the Company had $265.4 million in non-covered construction loans. This represents 7.34% of total non-covered loans outstanding of $3.61 billion. Of this $265.4 million in construction loans, approximately 26%, or $68.5 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $196.9 million, were related to commercial construction. The average balance of any single construction loan is approximately $3.8 million. Our construction loans are located throughout our marketplace as can be seen in the following table.

Non-Covered
Construction Loans	December 31, 2009
	SFR & Multifamily
(amounts in thousands)	Land
	Development		Construction		Total
Inland Empire	$3,408	16.1%	$16,899	35.8%	$20,307	29.7%
Orange	5,196	24.5%	—	0.0%	5,196	7.6%
Los Angeles	—	0.0%	14,685	31.1%	14,685	21.4%
Central Valley	12,604	59.4%	—	0.0%	12,604	18.4%
San Diego	—	0.0%	4,417	9.3%	4,417	6.4%
Other (includes out-of-state)	—	0.0%	11,272	23.8%	11,272	16.5%

	$21,208	100.0%	$47,273	100.0%	$68,481	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$17,402	39.1%	$61,507	40.4%	$78,909	40.1%
Orange	—	0.0%	3,625	2.4%	3,625	1.8%
Los Angeles	4,700	10.6%	38,739	25.4%	43,439	22.1%
Central Valley	15,388	34.6%	19,741	12.9%	35,129	17.8%
Other (includes out-of-state)	6,977	15.7%	28,884	18.9%	35,861	18.2%

	$44,467	100.0%	$152,496	100.0%	$196,963	100.0%

     Of the total SFR and multifamily loans, $32.8 million are for multifamily and the remainder represents single-family loans.
Covered Loans from the SJB Acquisition
     The table below presents the distribution of our covered loans as of December 31, 2009.
Distribution of Loan Portfolio by Type
(Covered Loans)

	December 31, 2009
	(amounts in thousands)
Commercial and Industrial	$61,802	9.4%
Real Estate
Construction	136,065	20.8%
Commercial Real Estate	357,140	54.4%
SFR Mortgage	17,510	2.7%
Consumer, net of unearned discount	11,066	1.7%
Municipal Lease Finance Receivables	983	0.2%
Agribusiness	70,493	10.8%

Gross Loans	655,059	100.0%

Less:
Purchases accounting discount	184,419
Deferred Loan Fees	6

Total Net Loans	$470,634

     The above loans are subject to a loss sharing agreement with the FDIC, the terms of which provide that the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million, which is assumed by the Company. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of

$144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date.
Non-Covered and Covered Loans
     Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and agribusiness loans as of December 31, 2009. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity. The following table includes both covered and non-covered loans.
TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2009

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total
		(amounts in thousands)
Types of Loans:
Commercial and industrial	$206,655	$107,066	$161,796	$475,517
Commericial Real Estate	170,770	712,675	1,463,339	2,346,784
Construction	355,609	33,309	12,591	401,509
Dairy and Livestock/Agribusiness	433,347	18,939	41,165	493,451
Other	24,597	96,803	431,314	552,714

	$1,190,978	$968,792	$2,110,205	$4,269,975

Amount of Loans based upon:
Fixed Rates	$36,866	$260,790	$1,038,221	$1,335,877
Floating or adjustable rates	1,154,112	708,002	1,071,984	2,934,098

	$1,190,978	$968,792	$2,110,205	$4,269,975

     As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, real property as collateral is not the primary source of repayment but has been taken as an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2009, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for credit losses.
Non-Performing Assets (Non-Covered)
     The following table provides information on non-covered non-performing assets at the dates indicated.

Non-Performing Assets
(Non-Covered Loans)

	December 31,
	2009	2008	2007	2006	2005
		(amounts in thousands)
Nonaccrual loans	$69,779	$17,684	$1,435	$—	$—
Loans past due 90 days or more and still
accruing interest	—	—	—	—	—
Other real estate owned (OREO)	3,936	6,565	—	—	—

Total nonperforming assets	$73,715	$24,249	$1,435	$—	$—

Restructured loans	$3,517	$2,500	$—	$—	$—

Percentage of nonperforming assets to total loans outstanding & OREO	1.81%	0.65%	0.04%	0.00%	0.00%

Percentage of nonperforming assets to total assets	1.09%	0.36%	0.02%	0.00%	0.00%

     Non-covered non-performing assets include OREO, non-accrual loans, and loans 90 days or more past due and still accruing interest (see “Risk Management — Credit Risk” herein). At December 31, 2009, we had $73.7 million in non-covered, non-performing assets. Of this amount, $69.8 million were non-covered non-accrual loans and $3.9 million was non-covered OREO. At December 31, 2008, we had $24.2 million in non-performing assets, of which $17.7 million were non-accrual loans and $6.6 million was OREO. Loans are put on non-accrual after 90 days of non-performance. They can also be put on non-accrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed. The Bank allocates specific reserves which are included in the allowance for credit losses for potential losses on non-accrual loans. There were no loans greater than 90 days past due still accruing.
     A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement. At December 31, 2009, we had loans with a balance of $72.3 million classified as impaired. This balance includes the non-accrual loans of $69.8 million and three restructured loans with a balance of $3.5 million as of December 31, 2009. A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition and a concession has been provided to the borrower. At December 31, 2008 we had loans with a balance of $17.7 million classified as impaired and one restructured loan of $2.5 million.
     At December 31, 2009, we held $3.9 million in non-covered OREO compared to $6.6 million as of December 31, 2008, a decrease of $2.7 million. This was primarily due to the sale of $14.3 million in OREO during 2009 offset by a transfer of $11.5 million from non-performing loans during 2009. The Bank incurred expenses of $1.2 million related to the holding of OREO.
Non-Performing Assets and Delinquencies (Non-Covered)
The table below provides trends in our non-performing assets and delinquencies during 2009 for total, covered and non-covered loans.

Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
Non-Performing Loans
Residential Construction and Land	$13,843	$15,729	$17,348	$20,943	$7,524
Commercial Construction	23,832	19,636	21,270	22,102	—
Residential Mortgage	11,787	8,102	4,632	2,203	3,116
Commercial Real Estate	17,129	13,522	7,041	1,661	4,658
Commercial and Industrial	3,173	1,045	859	792	2,074
Consumer	15	100	115	336	312

Total	$69,779	$58,134	$51,265	$48,037	$17,684

% of Total Loans	1.93%	1.61%	1.42%	1.31%	0.47%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	—	—	—	—	—
Residential Mortgage	4,921	1,510	2,069	3,814	1,931
Commercial Real Estate	2,407	190	1,074	8,341	2,402
Commercial and Industrial	2,973	5,094	590	1,720	592
Dairy & Livestock	—	—	3,551	—	—
Consumer	239	87	8	62	231

Total	$10,540	$6,881	$7,292	$13,937	$5,156

% of Total Loans	0.29%	0.19%	0.20%	0.38%	0.14%

OREO
Residential Construction and Land	$—	$1,137	$1,789	$2,416	$6,158
Commercial Construction	—	—	—	—	—
Commercial Real Estate	—	—	1,187	4,612	87
Commercial and Industrial	3,936	—	893	893	—
Residential Mortgage	—	—	—	745	320
Consumer	—	—	166	—	—

Total	$3,936	$1,137	$4,035	$8,666	$6,565

Total Non-Performing, Past Due & OREO	$84,255	$66,152	$62,592	$70,640	$29,405

% of Total Loans	2.33%	1.84%	1.73%	1.93%	0.79%
     We had $69.8 million in non-performing, non-covered loans, or 1.93% of total loans at December 31, 2009. This compares to $58.1 million in non-performing loans at September 30, 2009, $51.3 million in non-performing loans at June 30, 2009, $48.0 million in non-performing loans at March 31, 2009, and $17.7 million in non-performing loans at December 31, 2008. At December 31, 2009, non-performing loans consist of $13.9 million in residential real estate construction and land loans, $23.8 million in commercial construction loans, $11.8 million in single-family mortgage loans, $17.1 million in commercial real estate loans, and $3.2 million in other commercial loans.
     Loans acquired through the SJB acquisition, which are contractually past due, are considered accruing and performing as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. We have $163.2 million in gross loans acquired from SJB which are contractually past due and would normally be reported as nonaccrual. These loans have a carrying value, net of purchase discount, of $30.8 million. We have loans acquired from SJB delinquent 30-89 days with a gross balance of $23.2 million and carrying value, net of purchase discount, of $18.5 million.
     The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of December 31, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

Deposits
     The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.
     We reported total deposits of $4.44 billion at December 31, 2009. This represented an increase of $930.5 million, or 26.52%, over total deposits of $3.51 billion at December 31, 2008. This increase was due to organic growth primarily from our Specialty Banking Group and Commercial Banking Centers and due to deposits acquired from the SJB acquisition. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2009, 2008 and 2007 in the table below.

	Year Ended December 31,
	2009		2008		2007
	(Amounts in thousands)
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits
Demand deposits	$1,431,204	—	$1,268,548	—	1,285,857	—
Interest bearing deposits
Investment Checking	403,092	0.41%	341,254	0.73%	338,923	1.62%
Money Market	816,199	0.98%	780,997	1.71%	830,042	3.05%
Savings	147,065	0.49%	116,559	0.47%	119,780	0.78%
Time deposits	1,195,378	1.22%	769,827	2.52%	844,667	4.44%

Total deposits	$3,992,938		$3,277,185		3,419,269

     The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 35.19% of total deposits as of December 31, 2009 and 38.03% of total deposits as of December 31, 2008. Non-interest-bearing demand deposits totaled $1.56 billion at December 31, 2009. This represented an increase of $227.7 million, or 17.07%, over total non-interest-bearing demand deposits of $1.33 billion at December 31, 2008.
     Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2009.
     Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)
3 months or less	$712,528
Over 3 months through 6 months	215,707
Over 6 months through 12 months	65,545
Over 12 months	10,022

Total	$1,003,802

Other Borrowed Funds
     To achieve the desired growth in earning assets we fund that growth through the sourcing of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 25.14% at December 31, 2009, as compared to 40.12% at December 31, 2008.

     At December 31, 2009, borrowed funds totaled $1.49 billion. This represented a decrease of $860.2 million, or 36.59%, from total borrowed funds of $2.35 billion at December 31, 2008. As a result of the increase in deposits of $930.5 million and net decrease in investment securities of $388.0 million, it was possible for us to reduce our reliance on borrowings. During 2009, we restructured a $300 million advance by paying-off $100 million and extended the maturity of $200 million for seven years at a 4.52% fixed rate. Imbedded in this fixed rate is a rate cap protecting an additional $200 million of interest rate risk. We also prepaid another $100 million advance. The prepayment penalty for the two $100 million advances was $4.4 million, which was recognized in other operating expenses. The prepayment penalty on the $200 million restructured advance was $1.9 million and will be amortized to interest expense over the next seven years. The maximum outstanding borrowings at any month-end were $2.34 billion during 2009 and $2.68 billion during 2008.
     We entered into short-term borrowing agreements with the Federal Home Loan Bank (FHLB). We had no outstanding balance as of December 31, 2009 under these agreements. As of December 31, 2008 we had $776.5 million under these agreements. FHLB held certain investment securities of the Bank as collateral for those borrowings. On December 31, 2009 we had no overnight borrowings with financial institutions compared to $6.2 million at December 31, 2008.
     In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2009 and 2008, total funds borrowed under these agreements were $485.1 million and $364.0 million, respectively.
     The following table summarizes the short-term borrowings:

	Federal Funds
	Purchased and	Other
	Repurchase	Short-term
	Agreements	Borrowings	Total
	(Dollars in thousands)
At December 31, 2009
Amount outstanding	$485,132	$—	$485,132
Weighted-average interest rate	0.95%	—	0.95%
For the year ended December 31, 2009
Highest amount at month-end	$485,132	$857,000	$1,342,132
Daily-average amount outstanding	$449,504	$417,959	$867,462
Weighted-average interest rate	1.05%	0.46%	0.76%
At December 31, 2008
Amount outstanding	$363,973	$776,500	$1,140,473
Weighted-average interest rate	1.28%	1.39%	1.35%
For the year ended December 31, 2008
Highest amount at month-end	$562,190	$1,162,000	$1,724,190
Daily-average amount outstanding	$458,993	$1,199,757	$1,658,750
Weighted-average interest rate	2.03%	3.31%	2.96%
     During 2009 and 2008, we entered into long-term borrowing agreements with the FHLB. We had outstanding balances of $750.0 million and $950.0 million under these agreements at December 31, 2009 and 2008, respectively, with weighted-average interest rate of 3.81% in 2009 and 4.1% in 2008. We had an average outstanding balance of $940.4 million and $802.9 million as of December 31, 2009 and 2008, respectively. The FHLB held certain investment securities of the Bank as collateral for those borrowings.
     In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The interest rate on this agreement is tied to three-month LIBOR and reset quarterly and the maturity is September 30, 2012. This repurchase agreement and the customer repurchase agreements discussed above are collectively included in Item 15 — Exhibits and Financial Statement Schedules as “repurchase agreements.”
     The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in borrowings in Item 15 — Exhibits and Financial Statement Schedules. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.
     At December 31, 2009 and 2008 junior subordinated debentures totaled $115.1 million.
Aggregate Contractual Obligations
     The following table summarizes the aggregate contractual obligations as of December 31, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)
Deposits	$4,438,654	$4,421,564	$13,441	$489	$3,160
Repurchase Agreements	735,132	485,132	250,000	—	—
FHLB and Other Borrowings	757,425	102,425	100,000	100,000	455,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,524	847	1,613	1,591	4,473
Operating Leases	25,361	5,587	9,089	4,697	5,988

Total	$6,080,151	$5,015,555	$374,143	$106,777	$583,676

     Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.
     FHLB Borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases, repurchase agreements, and Treasury Tax &Loan.
     Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II matures in 2034 and becomes callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of December 31, 2009.
     Deferred compensation represents the amounts that are due to former employees’ based on salary continuation agreements as a result of acquisitions.
     Operating leases represent the total minimum lease payments due under non-cancelable operating leases.
Off-Balance Sheet Arrangements
     At December 31, 2009, we had commitments to extend credit of approximately $596.6 million, obligations under letters of credit of $69.5 million and available lines of credit totaling $1.1 billion from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $7.9 million as of December 31, 2009 and $4.2 million as of December 31, 2008.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, we hold appropriate collateral supporting those commitments. We do not anticipate any material losses as a result of these transactions.
     The following table summarizes the off-balance sheet items at December 31, 2009:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	( Amounts in thousands )
2009
Commitment to extend credit	596,588	187,847	54,676	50,799	303,266
Obligations under letters of credit	69,536	53,449	10,201	5,886	—

Total	$666,124	$241,296	$64,877	$56,685	$303,266

Liquidity and Cash Flow
     Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2009, the Bank’s loan to deposit ratio averaged 93.55%, compared to an average ratio of 107.00% for 2008 and 94.35% for 2007. The Bank’s ratio of loans to deposits and customer repurchases averaged, 84.26% for 2009, 96.24% for 2008, and 87.43% for 2007.
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
     At December 31, 2009, approximately $108.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. See “Item 1. Business — Supervision and Regulation-Dividends

and Other Transfers of Funds.” As of December 31, 2009, neither the Bank nor CVB had any material commitments for capital expenditures.
     For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
     Net cash provided by operating activities totaled $66.0 million for 2009, $83.6 million for 2008, and $71.1 million for 2007. The decrease in cash provided by operating activities in 2009 compared to 2008 was primarily due to the increase in cash paid to vendors and employees and income taxes paid, offset by decreases in interest and dividends and service charge fees received and interest paid.
     Cash provided by investing activities totaled $562.5 million for 2009, compared to cash used in investing activities of $333.9 million for 2008 and $21.1 million for 2007. The increase in cash provided by investing activities in 2009 was primarily due to the sales, repayment and maturities of investment securities and decrease in loans, offset by purchases of investment securities.
     Net cash used in financing activities totaled $620.5 million compared to net cash provided by financing activities of $256.1 million for 2008, and compared to funds used by financing activities of $106.9 million in 2007. The increase in net cash used in financing activities during 2009 was primarily the result of repayments of FHLB advances and decreases in other borrowings.
     At December 31, 2009, cash and cash equivalents totaled $103.3 million. This represented an increase of $8.0 million, or 8.35%, over a total of $95.3 million at December 31, 2008.
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Directors analysis of our capital needs (including any capital needs arising out of our financial condition and results of operations or from any acquisitions we may make) and the input of our regulators, we could determine or, our regulators could require us, to raise additional capital.
     In December 2008, we applied for and received $130.0 million through the issuance to the U.S. Department of Treasury’s Capital Purchase Program of Series B Preferred Stock. In connection with this transaction, we issued a warrant to the U.S. Treasury to purchase 1,669,521 shares of our common stock. Dividends on our outstanding Series B Preferred Stock were payable at a rate of 5% for the first five years of issuance, and 9% thereafter. Dividends were cumulative.
     In July 2009, we raised $132.5 million in gross proceeds ($126.1 million net proceeds) from the issuance of common stock in an underwritten public offering. Because we issued common stock in excess of $130 million, the warrant was reduced to 834,000 shares. The net proceeds were used, along with other funds, to repurchase the preferred stock and outstanding warrant issued to the United States Treasury as part of our participation in the Capital Purchase Program.
     Total stockholders’ equity was $638.2 million at December 31, 2009. This represented an increase of $23.3 million, or 3.80%, over total stockholders’ equity of $614.9 million at December 31, 2008.

     For further information about our capital ratios, see “Item 1. Business — Capital Standards.”
     During 2009, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.34 per share for the full year and paid preferred stock dividends totaling $4.8 million in the aggregate. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB.
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
     The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.
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
     In the second major element of the analysis which considers qualitative factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
—	then-existing general economic and business conditions affecting the key lending areas of the Company,

—	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia and Latin America,

—	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

—	collateral values

—	loan volumes and concentrations,

—	seasoning of the loan portfolio,

—	specific industry conditions within portfolio segments,

—	recent loss experience in particular segments of the portfolio,

—	duration of the current business cycle,

—	bank regulatory examination results and

—	findings of the Company’s external credit examiners.
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
Allowance for Credit Losses on Non-Covered Loans
     We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded a provision for credit losses of $80.5 million, $26.6 million and $4.0 million for 2009, 2008 and 2007, respectively. There is no allowance on covered loans acquired through the SJB acquisition as they were recorded at fair value as of the acquisition date and these loans are covered by a loss sharing agreement with the FDIC.
     At December 31, 2009, we reported an allowance for credit losses of $108.9 million. This represents an increase of $55.0 million, or 101.86%, over the allowance for credit losses of $54.0 million at December 31, 2008. During 2009, we recorded a provision for credit losses of $80.5 million and net charge-offs of $25.5 million. The increase in allowance during 2009 was due to the increase in classified loans and the changes in qualitative factors which we use to evaluate our portfolio and is consistent with the current economic environment. (See Table 8 — Summary of Credit Loss Experience.)
     For 2009, total loans charged-off were $26.3 million, offset by the recoveries of loans previously charged-off of $803,000 resulting in net charge-offs of $25.5 million. For 2008, total loans charged-off were $6.0 million offset by the recoveries of loans previously charged-off of $348,000 resulting in net charge-offs of $5.7 million.
     In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried on the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. The Company recorded an increase of $3.7 million and $1.3 million in the reserve for undisbursed commitments for 2009 and 2008, respectively. As of December 31, 2009, the balance in this reserve was $7.9 million compared to a balance of $4.2 million as of December 31, 2008. The increase in provision for unfunded commitments was primarily due to an increase in loan commitments and more specifically, an increase in classified loans related to those commitments.
     Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated. The table below provides information on non-covered loans only because there was no allowance or charge-offs on covered loans as of December 31, 2009.

TABLE 8 — Summary of Credit Loss Experience
(Non-Covered Loans)

	As of and For Years Ended December 31,
	Non-covered only
	2009	2008	2007	2006	2005
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,608,379	$3,736,838	$3,495,144	$3,070,196	$2,663,863

Average Total Loans Outstanding (1)	$3,735,339	$3,506,510	$3,226,086	$2,811,782	$2,277,304

Allowance for Credit Losses at Beginning of Period	$53,960	$33,049	$27,737	$23,204	$22,494

Loans Charged-Off:
Real Estate	21,602	4,690	1,748	—	780
Commercial and Industrial	4,141	626	127	90	243
Lease Finance Receivables	294	410	182	79	91
Consumer Loans	302	311	41	31	266

Total Loans Charged-Off	26,339	6,037	2,098	200	1,380

Recoveries:
Real Estate Loans	471	192	82	1,140	572
Commercial and Industrial	96	24	465	400	543
Lease Finance Receivables	202	48	148	82	101
Consumer Loans	34	84	44	111	118

Total Loans Recovered	803	348	739	1,733	1,334

Net Loans Charged-Off (Recovered)	25,536	5,689	1,359	(1,533)	46

Provision Charged to Operating Expense	80,500	26,600	4,000	3,000	—

Adjustments Incident to Mergers and reclassifications	—	—	2,671	—	756

Allowance for Credit Losses at End of period	$108,924	$53,960	$33,049	$27,737	$23,204

Net Loans Charged-Off (Recovered) to Average Total Loans	0.68%	0.16%	0.04%	-0.05%	0.00%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	0.71%	0.15%	0.04%	-0.05%	0.00%
Allowance for Credit Losses to Average Total Loans	2.92%	1.54%	1.02%	0.99%	1.02%
Allowance for Credit Losses to Total Loans at End of Period	3.02%	1.44%	0.95%	0.90%	0.87%
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	23.44%	10.54%	4.11%	-5.53%	0.20%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	31.72%	21.39%	33.98%	-51.10%	—

(1)	Net of deferred loan origination fees.
     While we believe that the allowance at December 31, 2009, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or credit losses in the future.
     Table 9 provides a summary of the allocation of the allowance for credit losses for specific loan categories at the dates indicated for non-covered loans. The allocations presented should not be interpreted as an indication that loans charged to the allowance for credit losses will occur in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories.
Table 9 — Allocation of Allowance for Credit Losses
(Non-Covered Loans)

	December 31,
	2009		2008		2007		2006		2005
						% of Loans		% of Loans		% of Loans
	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	to Total	Allowance	to Total	Allowance	to Total
	for	Total Loans	for	Total Loans	for	Loans in	for	Loans in	for	Loans in
	Credit	in Each	Credit	in Each	Credit	Each	Credit	Each	Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category
	( amounts in thousands )
Real Estate	$42,215	62.4%	$16,463	60.8%	$9,028	61.9%	$8,232	62.5%	$9,452	61.2%
Construction	21,222	7.3%	19,491	9.4%	7,828	8.8%	4,320	9.7%	2,370	10.1%
Commercial and Industrial	40,507	28.4%	17,271	28.0%	15,266	27.6%	14,568	26.0%	14,122	26.5%
Consumer	802	1.9%	735	1.8%	506	1.7%	297	1.8%	224	2.2%
Unallocated	4,178		—		421		320		(2,964)

Total	$108,924	100.0%	$53,960	100.0%	$33,049	100.0%	$27,737	100.0%	$23,204	100.0%

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

     The table below provides the actual balances as of December 31, 2009 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2009, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31,	Average					Five years	Estimated
	2009	Rate	One year	Two years	Three years	Four years	and beyond	Fair Value
	(Amounts in thousands)
Interest-Earning Assets
Investment securities available for sale (1)	$2,108,463	4.41%	$139,298	$235,204	$277,434	$239,225	$1,217,302	$2,108,463
Investment securities held-to-maturity	$3,838	6.82%	—	—	—	—	3,838	3,838
Loans and lease finance receivables, net	3,970,089	5.52%	1,190,978	146,879	206,935	144,124	2,281,173	3,955,500

Total interest earning assets	$6,082,390		$1,330,276	$382,083	$484,369	$383,349	$3,502,313	$6,067,801

Interest-Bearing Liabilities
Interest-bearing deposits	$2,876,673	0.97%	$2,860,417	$10,205	$2,402	$360	$3,289	2,879,305
Demand note to U.S. Treasury	2,425	0.00%	2,425	—	—	—	—	2,425
Borrowings	1,490,132	3.29%	835,132	—	100,000	100,000	455,000	1,536,933
Junior subordinated debentures	115,055	3.45%	—	—	—	—	115,055	115,817

Total interest-bearing liabilities	$4,484,285		$3,697,974	$10,205	$102,402	$100,360	$573,344	$4,534,480

(1)	These include mortgage-backed securities which generally prepay before maturity.
Interest Rate Risk
     During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. Short-term re-pricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basic risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.
     We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/re-pricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which re-pricing opportunities will occur. A positive difference, or gap, indicates that earning assets will re-price faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates. In managing risks associated with rising interest rates, we utilize interest rate derivative contracts on certain loans and borrowed funds. On the asset side, the derivatives allow us to convert some of our fixed-rate loans to variable-rate loans which protects against loss of income in a rising interest rate environment. On the liability side, we utilize rate caps to protect against rising interest rates on borrowed funds.

TABLE 10 — Asset and Liability Maturity/Repricing Gap

		Over 90	Over 180
	90 days	days to	days to	Over
2009	or less	180 days	365 days	365 days	Total
		(amounts in thousands)
Earning Assets:
Investment Securities at carrying value	$109,733	$95,245	$182,462	$1,724,861	$2,112,301
Gross Loans	1,535,697	204,711	346,503	2,183,064	4,269,975

Total	$1,645,430	$299,956	$528,965	$3,907,925	$6,382,276

Interest Bearing Liabilities
Savings Deposits	$962,254	$—	$—	$720,161	$1,682,415
Time Deposits	817,628	215,991	147,700	12,939	1,194,258
Demand Note to U.S. Treasury	2,425	—	—	—	2,425
Other Borrowings	590,132	—	—	900,000	1,490,132
Junior subordinated debentures	115,055	—	—	—	115,055

Total	$2,487,494	$215,991	$147,700	$1,633,100	$4,484,285

Period GAP	$(842,064)	$83,965	$381,265	$2,274,825	$1,897,991

Cumulative GAP	$(842,064)	$(758,099)	$(376,834)	$1,897,991

		Over 90	Over 180
	90 days	days to	days to	Over
2008	or less	180 days	365 days	365 days	Total
		(amounts in thousands)
Earning Assets:
Investment Securities at carrying value	$185,604	$158,128	$230,836	$1,925,775	$2,500,343
Gross Loans	1,351,931	197,818	297,539	1,898,743	3,746,031

Total	$1,537,535	355,946	528,375	3,824,518	-6,246,374

Interest Bearing Liabilities
Savings Deposits	$707,324	$—	$—	$436,458	$1,143,782
Time Deposits	768,174	150,029	82,131	29,792	1,030,126
Demand Note to U.S. Treasury	5,373	—	—	—	5,373
Other Borrowings	1,145,473	—	—	1,200,000	2,345,473
Junior subordinated debentures	115,055	—	—	—	115,055

Total	2,741,399	150,029	82,131	1,666,250	-4,639,809

Period GAP	$(1,203,864)	$205,917	$446,244	$2,158,268	$1,606,565

Cumulative GAP	$(1,203,864)	$(997,947)	$(551,703)	$1,606,565

     Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2009, and 2008. We had a negative cumulative 180-day gap of $758.1 million and a negative cumulative 365-days gap of $376.8 million at December 31, 2009. This represented a decrease of $239.9 million, over the 180-day cumulative negative gap of $997.9 billion at December 31, 2008. In theory, this would indicate that at December 31, 2009, $758.1 million more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.
     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2009 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.
     Approximately $1.42 billion, or 67%, of the total investment portfolio at December 31, 2009 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
     The following reflects our net interest income sensitivity analysis as of December 31, 2009:

	Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(3.25%	)
- 100 basis points	0.58%
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

Counterparty Risk
     Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:
•	We have $250 million in a repurchase agreement with an embedded double cap. This transaction was conducted in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aa3.

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	Most of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A or greater.

•	We have $345.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.
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
     Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by an independent external firm and the other is periodic monitoring performed by the Risk Management Division.
     The Bank utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The external firm’s audit plan includes a periodic review of branchs and departments of the Bank.
     The branch or department that is the subject of an audit is required to respond to the audit and correct any violations noted. The Chief Risk Officer reviews audit findings and the response provided by the branch or department to identify areas which pose a significant compliance risk to the Bank.
     The Risk Management Division conducts periodic monitoring of the Bank’s compliance efforts with a special focus on those areas that expose the Bank to compliance risk. The purpose of the periodic monitoring is to ensure that Bank associates are adhering to established policies and procedures adopted by the Bank. The Chief Risk Officer notifies the appropriate department head, the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any violations noted. The branch or department that is the subject of the review is required to respond to the findings and correct any noted violations.
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
     For information about the location of management’s annual reports on internal control, our financial reporting and the audit report of KPMG LLP thereon. See “Item 9A. Controls and Procedures.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
1) Management’s Report on Internal Control over Financial Reporting
     Management of CVB Financial Corp., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
     As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2009.
2) Auditor attestation
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CVB Financial Corp.:
We have audited CVB Financial Corp and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Los Angeles, California
March 3, 2010
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
     During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Except as hereinafter noted, the information concerning directors and executive officers of the Company, corporate governance and our audit committee financial expert is incorporated by reference from the section entitled “Discussion of Proposals recommended by the Board — Proposal 1: Election of Directors” and “Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “Audit Committee” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning the executive officers of the Company, see Item 4A of Part I hereto.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table summarizes information as of February 15, 2010 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information		Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price	Equity Compensation Plans
	of Outstanding Options,	of Outstanding Options,	( excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)) ( c )
Equity compensation plans approved by security holders	3,099,203	$10.16	2,273,391

Equity compensation plans not approved by security holders	—	—	—

Total	3,099,203	$10.16	2,273,391

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
     Reference is made to the Index to Financial Statements at page 65 for a list of financial statements filed as part of this Report.
Exhibits
     See Index to Exhibits at Page 113 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2010.

CVB FINANCIAL CORP.
By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	March 3, 2010

/s/ JOHN A. BORBA John A. Borba	Director	March 3, 2010

/s/ RONALD O. KRUSE Ronald O. Kruse	Vice Chairman	March 3, 2010

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 3, 2010

/s/ JAMES C. SELEY James C. Seley	Director	March 3, 2010

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 3, 2010

/s/ D. LINN WILEY	Vice Chairman	March 3, 2010
D. Linn Wiley

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2010

/s/ EDWARD J. BIEBRICH, JR. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Amounts in thousands)
ASSETS
Cash and due from banks	$103,254	$95,297

Investment securities available-for-sale	2,108,463	2,493,476
Investment securities held-to-maturity	3,838	6,867
Interest-bearing balances due from depository institutions	1,226	285
Investment in stock of Federal Home Loan Bank (FHLB)	97,582	93,240

Loans held-for-sale	1,439	—

Non-covered loans	3,608,379	3,736,838
Allowance for credit losses	(108,924)	(53,960)

Net non-covered loans	3,499,455	3,682,878
Covered loans	470,634	—

Total loans	3,970,089	3,682,878

Total earning assets	6,182,637	6,276,746
Premises and equipment, net	41,444	44,420
Bank owned life insurance	109,480	106,366
Accrued interest receivable	28,672	28,519
Deferred tax asset	16,053	—
Intangibles	12,761	11,020
Goodwill	55,097	55,097
FDIC loss sharing asset	133,258	—
Other assets	57,113	32,186

TOTAL ASSETS	$6,739,769	$6,649,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,561,981	$1,334,248
Interest-bearing	2,876,673	2,173,908

Total deposits	4,438,654	3,508,156
Demand Note to U.S. Treasury	2,425	5,373
Repurchase agreements	735,132	607,813
Borrowings	753,118	1,737,660
Deferred tax liabilities	—	4,173
Accrued interest payable	6,481	9,741
Deferred compensation	9,166	8,985
Junior subordinated debentures	115,055	115,055
Other liabilities	41,510	37,803

TOTAL LIABILITIES	6,101,541	6,034,759

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; issued and outstanding 130,000 (2008)	—	121,508
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 106,263,511 (2009) and 83,270,263 (2008)	491,226	364,469
Retained earnings	120,612	100,184
Accumulated other comprehensive income, net of tax	26,390	28,731

TOTAL stockholders’ equity	638,228	614,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,739,769	$6,649,651

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2009

	2009	2008	2007
	(amounts in thousands,
	except earnings per share)
INTEREST INCOME:
Loans, including fees	$206,079	$212,626	$221,809

Investment securities:
Taxable	76,798	86,930	85,899
Tax-advantaged	27,329	28,371	29,231

	104,127	115,301	115,130

Dividends from FHLB	195	4,552	4,229
Federal funds sold	343	15	9
Interest-bearing deposits with other institutions	15	24	100

Total interest income	310,759	332,518	341,277

INTEREST EXPENSE:
Deposits	24,956	35,801	69,297
Borrowings	59,572	96,035	103,316
Junior subordinated debentures	3,967	7,003	7,522

Total interest expense	88,495	138,839	180,135

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	222,264	193,679	161,142
PROVISION FOR CREDIT LOSSES	80,500	26,600	4,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	141,764	167,079	157,142

OTHER OPERATING INCOME:
Impairment loss on investment securities	(1,994)	—	—
Less: Noncredit-related impairment loss recorded in other comprehensive income	1,671	—	—

Net impairment loss on investment securities recognized in earnings	(323)	—	—
Service charges on deposit accounts	14,889	15,228	13,381
CitizensTrust	6,657	7,926	7,226
Bankcard services	2,338	2,329	2,530
BOLI Income	2,792	5,000	3,839
Other	5,150	3,974	4,349
Gain on sale of securities, net	28,446	—	—
Gain from San Joaquin Bank acquisition	21,122	—	—

Total other operating income	81,071	34,457	31,325

OTHER OPERATING EXPENSES:
Salaries and employee benefits	62,985	61,271	55,303
Occupancy	11,649	11,813	10,540
Equipment	6,712	7,162	7,026
Stationery and supplies	6,829	6,913	6,712
Professional services	6,965	6,519	6,274
Promotion	6,528	6,882	5,953
Amortization of Intangibles	3,163	3,591	2,969
Other	28,755	11,637	10,627

Total other operating expenses	133,586	115,788	105,404

EARNINGS BEFORE INCOME TAXES	89,249	85,748	83,063
INCOME TAXES	23,830	22,675	22,479

NET EARNINGS	$65,419	$63,073	$60,584
PREFERRED STOCK DIVIDENDS AND OTHER REDUCTIONS	12,942	75	32

NET EARNINGS ALLOCATED TO COMMON SHAREHOLDERS	$52,477	$62,998	$60,552

COMPREHENSIVE INCOME	$63,078	$87,674	$77,935

BASIC EARNINGS PER COMMON SHARE	$0.56	$0.75	$0.72

DILUTED EARNINGS PER COMMON SHARE	$0.56	$0.75	$0.72

CASH DIVIDENDS PER COMMON SHARE	$0.340	$0.340	$0.340

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2009

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income/(Loss)	Income	Total
	(amounts and shares in thousands)
Balance January 1, 2007	84,282	$—	$366,082	$34,464	$(13,221)		$387,325
Issuance of common stock	372		2,082				2,082
Repurchase of common stock	(3,095)		(33,918)				(33,918)
Shares issued for acquisition of First Coastal Bancshares	1,606		18,046				18,046
Tax benefit from exercise of stock options			544				544
Stock-based Compensation Expense			1,413				1,413
Cash dividends ($0.34 per share)				(28,479)			(28,479)
Comprehensive income:
Net earnings				60,584		$60,584	60,584
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					17,351	17,351	17,351

Comprehensive income						$77,935

Balance December 31, 2007	83,165	$—	$354,249	$66,569	$4,130		$424,948
Issuance of preferred stock		121,508					121,508
Issuance of common stock	176		606				606
Issuance of Warrants			8,592				8,592
Repurchase of common stock	(71)		(650)				(650)
Tax benefit from exercise of stock options			172				172
Stock-based Compensation Expense			1,500				1,500
Adoption of EITF 06-4 Split Dollar
Life Insurance				(571)			(571)
Cash dividends declared:
Common ($0.34 per share)				(28,317)			(28,317)
Prefered				(570)			(570)
Comprehensive income:
Net earnings				63,073		$63,073	63,073
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					24,601	24,601	24,601

Comprehensive income						$87,674

Balance December 31, 2008	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Repurchase of Preferred Stock		(130,000)					(130,000)
Amortization of preferred stock discount		8,492		(8,492)			—
Warrant repurchase			(1,307)				(1,307)
Issuance of Common Stock	22,655		126,056				126,056
Proceeds from exercise of stock options	338		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			1,666				1,666
Cash dividends declared
Common ($0.34 per share)				(32,228)			(32,228)
Preferred				(4,271)			(4,271)
Comprehensive income:
Net earnings				65,419		$65,419	65,419
Other comprehensive gain:
Unrealized loss on securities available-for-sale, net					(1,372)	(1,372)	(1,372)
Noncredit-related impairment loss on
investment securities recorded in the current year, net					(969)	(969)	(969)

Comprehensive income						$63,078

Balance December 31, 2009	106,263	$—	$491,226	$120,612	$26,390		$638,228

	At December 31,
	2009	2008	2007
	(Amounts in thousands)
Disclosure of reclassification amount
Unrealized holding gains on securities arising during the period	24,086	42,415	29,915
Tax expense	(10,116)	(17,814)	(12,564)
Less:
Reclassification adjustment for gain on securities included in net income	(28,123)	0	0
Add:
Tax expense on reclassification adjustments	11,812	0	0

Net unrealized gain/(loss) on securities	$(2,341)	24,601	$17,351

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollar amounts in thousands

	For the Twelve Months
	Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$315,165	$329,911	$342,090
Service charges and other fees received	30,729	34,301	31,777
Interest paid	(94,229)	(142,409)	(182,979)
Cash paid to vendors and employees	(137,436)	(107,722)	(99,978)
Income taxes paid	(48,201)	(30,446)	(19,795)

Net cash provided by operating activities	66,028	83,635	71,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	—	—	5,550
Proceeds from sales of investment securities	609,142	—	—
Proceeds from repayment of investment securities	362,234	333,050	417,098
Proceeds from repayment of Fed Funds Sold	—	—	52,000
Proceeds from maturity of investment securities	251,302	48,854	62,485
Purchases of investment securities held-to-maturity	—	(7,710)	—
Purchases of investment securities	(793,017)	(442,816)	(263,623)
Purchases of FHLB stock	—	(13,257)	(2,927)
Net decrease/(increase) in loans and lease finance receivables	107,350	(246,914)	(284,798)
Proceeds from sales of premises and equipment	342	229	113
Proceeds from sales of other real estate owned	13,859	—	—
Purchase of premises and equipment	(4,162)	(5,053)	(7,514)
Cash acquired in San Joaquin Bank acquisition	15,844	—	—
Cash paid for purchase of First Coastal Bancshares, net of cash acquired	—	—	743
Other, net	(440)	(323)	(254)

Net cash provided by/(used in) investing activities	562,454	(333,940)	(21,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in transaction deposits	388,869	(95,967)	(142,802)
Net increase/(decrease) in time deposits	11,702	239,775	(93,194)
Advances from Federal Home Loan Bank	200,000	450,000	600,000
Repayment of advances from Federal Home Loan Bank	(600,000)	(600,000)	(480,000)
Repayment of advances from Federal Reserve Bank	(29,000)	—	—
Net decrease in other borrowings	(678,007)	138,993	(173,105)
Net increase in repurchase agreements	127,319	21,504	241,959
Issuance of preferred stock and warrant	—	130,000	—
Cash dividends on preferred stock	(4,271)	—	—
Cash dividends on common stock	(32,228)	(28,317)	(28,479)
Repurchase of preferred stock and warrant	(131,307)	—	—
Repurchase of common stock	—	—	(33,918)
Issuance of common stock	126,056	(650)	—
Issuance of junior subordinated debentures	—	—	—
Proceeds from exercise of stock options	280	606	2,082
Tax benefit related to exercise of stock options	62	172	544

Net cash (used in)/provided by financing activities	(620,525)	256,116	(106,913)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,957	5,811	(56,925)
CASH AND CASH EQUIVALENTS, beginning of period	95,297	89,486	146,411

CASH AND CASH EQUIVALENTS, end of period	$103,254	$95,297	$89,486

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Twelve Months
	Ended December 31,
	2009	2008	2007
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$65,419	$63,073	$60,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(28,446)	—	—
Gain on San Joaquin Bank acquisition	(21,122)	—	—
Capitalized prepayment penalty on borrowings	(1,882)	—	—
FDIC Prepaid Assessment	(22,420)	—	—
(Gain)/Loss on sale of premises and equipment	79	34	(14)
Gain on sale of other real estate owned	(411)	—	—
Credit-related impairment loss on investment securities held-to-maturity	(323)	—	—
Increase from bank owned life insurance	(2,792)	(5,000)	(3,839)
Net amortization of premiums on investment securities	3,098	1,452	3,665
Provisions for credit losses	80,500	26,600	4,000
Provisions for losses on other real estate owned	848	—	—
Stock-based compensation	1,666	1,500	1,413
Depreciation and amortization	9,880	10,817	9,571
Change in accrued interest receivable	4,437	1,214	(2,310)
Change in accrued interest payable	(3,737)	(3,571)	(2,844)
Deferred tax provision	—	(13,082)	99
Change in other assets and liabilities	(18,766)	598	790

Total adjustments	609	20,562	10,531

NET CASH PROVIDED BY OPERATING ACTIVITIES	$66,028	$83,635	$71,115

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$17,070	$6,565	$—

Federally Assisted Acquisition of San Joaquin Bank (2009) :
Assets acquired	$520,508
Negative goodwill and intangibles	(16,516)
FDIC Receivable	131,860
Liabilities assumed	(651,696)

Purchase price of acquisition, net of cash received	$(15,844)

Purchase of First Coastal Bancshares (2007) :
Assets acquired			$190,712
Goodwill & Intangibles			30,978
Liabilities assumed			(204,387)
Stock issued			(18,046)

Purchase price of acquisition, net of cash received			$(743)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2009
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
     Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 51 Business Financial and Commercial Banking Centers with its headquarters located in the city of Ontario.
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
     Acquired loans for which there is deterioration in credit quality between origination and acquisition of the loans and the bank does not expect to collect all amounts due according to the loan’s contractual terms are accounted for individually or in pools of loans based on common risk characteristics. These loans are within the scope of accounting guidance for loans acquired with deteriorated credit quality. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). The Bank has also elected to account for acquired loans not within the scope of accounting guidance using this same methodology.
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
     Acquired loans are recorded at fair value as of the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses is not carried over or recorded as of the acquisition date.
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
     FDIC Loss Sharing Asset — The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.
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
     Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The assets acquired and liabilities assumed are measured at their fair values as of the acquisition date and acquisition costs are expensed as incurred. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment. The Company completed its annual impairment test as of July 1, 2009; there was no impairment of goodwill.
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
     Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 15.
     Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks and federal funds sold. Cash flow from loans and deposits are reported net.
     Stock Compensation Plans — At December 31, 2009, the Company has three stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
     CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $1.9 billion in assets under administration, including, $1.0 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
     Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value disclosures, impairment of investments and goodwill, valuation and loans acquired in business combinations, and valuation of deferred tax assets and other intangibles and OREO.
2. FEDERALLY ASSISTED ACQUISITION OF SAN JOAQUIN BANK
     On October 16, 2009, Citizens Business Bank acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC-assisted transaction. The Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets. The acquired assets subject to the loss sharing agreement are referred to collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date. The purpose of this acquisition was to expand our presence in the Central Valley region of California.
     The acquisition has been accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair values as of the October 16, 2009 acquisition date. The application of the purchase method of accounting resulted in an after-tax gain of $12.3 million which is included in 2009 earnings. The gain is the negative goodwill resulting from the acquired assets and liabilities recognized at fair value. A summary of the estimated fair value adjustments resulting in the net gain follows:

October 16, 2009
(in thousands)
SJB’s cost basis net assets on October 16, 2009	$84,279
Purchase Accounting Fair Value Adjustments
Loans	(199,768)
FDIC loss sharing asset	131,860
Core Deposit Intangible	4,904
Other assets	145
Time Deposits	(298)
Income tax liabliity	(8,871)

Net after-tax gain from SJB acquisition	$12,251

     The statement of assets acquired and liabilities assumed at their estimated fair values as of October 16, 2009 are presented in the following table.

October 16, 2009
(in thousands)
Assets:
Cash	$15,844
Investment securities	25,263
Loans covered by loss sharing	489,111
OREO covered by loss sharing	75
Core Deposit Intangible	4,904
FDIC loss sharing asset	131,860
Other assets	6,060

Total assets acquired	$673,117

Liabilities:
Deposits	530,042
Borrowings	121,400
Other liabilties	9,424

Total liabilities acquired	$660,866

Net assets acquired	$12,251

     Covered Loans
     Loans acquired in the SJB acquisition are referred to as “covered loans” as a substantial portion of any future losses are reimbursed under the terms of the FDIC loss sharing agreement. At the October 16, 2009 acquisition date, the estimated fair value of the SJB loan portfolio was estimated at $489.1 million. In estimating the fair value, the portfolio was segregated into two groups: credit-impaired covered loans and other covered loans. Credit-impaired loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that the Company will not collect all contractually required principal and interest payments. For the credit-impaired loans, the fair value was estimated by using observable market data for similar types of loans. For the other covered loans, the fair value was estimated by calculating the undiscounted expected cash flows based on estimated levels of prepayments, default factors, and loss severities and discounting the expected cash flows at a market rate.
     The covered loans acquired in the SJB transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration in excess of that estimated in the fair value calculations is noted subsequent to the October 16, 2009 acquisition date, such deterioration will be measured through our loan loss reserve methodology and a provision for credit losses will be charged to earnings. A partially offsetting noninterest income item reflecting the increase to the FDIC loss sharing asset will also be recognized.
     A summary of the covered loans acquired in the SJB acquisition as of October 16, 2009 and the related discount is as follows:

	Credit-impaired
	loans	Other loans	Total
	(Amounts in thousands)
Total Loans	$185,292	$503,587	$688,879
Total discount resulting from acquisition date fair value adjustments	(149,319)	(50,449)	(199,768)

Loans, net of discount	$35,973	$453,138	$489,111

     The undiscounted contractual cash flows for the covered credit-impaired loans and the covered other loans is $220.3 million and $657.5 million, respectively. The undiscounted estimated cash flows not expected to be collected for the covered credit-impaired loans and covered other loans is $180.1 million and $77.7 million, respectively.
     The accretable yield on covered loans represents the amount by which the undiscounted expected cash flows exceed the estimated fair value. The following table presents the changes in the accretable yield related to the credit-impaired covered loans.

Accretable Yield
(in thousands)
Acquired balance at October 16, 2009	$(4,311)
Accretion	461

Balance at December 31, 2009	$(3,850)

     Covered loans are reviewed each reporting period to determine whether any changes occurred in expected cash flows that would result in a reclassification from nonaccretable difference to accretable yield.
FDIC Loss Sharing Asset
     The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The estimated gross cash flows associated with this asset are $144.9 million. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.
3. INVESTMENT SECURITIES
     The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$507	$—	$—	$507	0.02%
Government agency & government-sponsored enterprises	$21,574	$140	$(1)	$21,713	1.03%
Mortgage-backed securities	629,998	18,138	(968)	647,168	30.70%
CMO’s / REMIC’s	759,179	17,297	(3,311)	773,165	36.67%
Municipal bonds	647,556	18,290	(2,420)	663,426	31.46%
Other securities	2,484	—	—	2,484	0.12%

Total Investment Securities	$2,061,298	$53,865	$(6,700)	$2,108,463	100.00%

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$27,105	$673	$—	$27,778	1.11%
Mortgage-backed securities	1,150,650	33,836	(1)	1,184,485	47.50%
CMO’s / REMIC’s	591,531	9,855	(4,595)	596,791	23.94%
Municipal bonds	674,655	16,704	(6,937)	684,422	27.45%

Total Investment Securities	$2,443,941	$61,068	$(11,533)	$2,493,476	100.00%

     At December 31, 2009, approximately 67% of the available-for-sale portfolio represents securities issued by the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
     The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All available-for-sale CMO/REMICs issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2009.
     Gross realized gains were $28.4 million for the year ended December 31, 2009 and no realized losses. There were no realized gains or losses for the years ended December 31, 2008 and 2007.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(amounts in thousands)
Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)	For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(amounts in thousands)
Held-To-Maturity
CMO	$4,770	$2,097	$—	$—	$4,770	$2,097

Available-for-Sale
Mortgage-backed securities	$265	$—	$13,903	$1	$14,168	$1
CMO/REMICs	163,036	4,542	1,853	53	164,889	4,595
Municipal bonds	159,370	5,341	37,994	1,596	197,364	6,937

	$322,671	$9,883	$53,750	$1,650	$376,421	$11,533

     The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.
     The following summarizes our analysis of these securities and the unrealized losses. This assessment was based on the following factors: i) the length of the time and the extent to which the fair value has been less than amortized cost; ii) adverse condition specifically related to the security, an industry, or a geographic area and whether or not the Company expects to recover the entire amortized cost, iii) historical and implied volatility of the fair value of the security; iv) the payment structure of the security and the likelihood of the issuer being able to make payments in the future; v) failure of the issuer of the security to make scheduled interest or principal payments, vi) any changes to the rating of the security by a rating agency, and vii) recoveries or additional declines in fair value subsequent to the balance sheet date.
     CMO Held-to-Maturity-We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $3.8 million, is not significant to our liquidity needs. We acquired this security in February

2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.
     As of December 31, 2009, the unrealized loss on this security was $1.7 million and the fair value on the security was 65% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of December 31, 2009. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during 2009 due to degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009.
     The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the year ended December 31, 2009.

For the year ended
December 31,
2009
(in thousands)
Balance, beginning of the period	$—
Addition of OTTI that was not previously recognized	323
Reduction for securities sold during the period	—

Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—

Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$323

     Government Agency & Government-Sponsored Enterprise — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. At December 31, 2009, there was no unrealized loss greater than 12 months.
     Mortgage-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with an average life of approximately 3.5 years. The contractual cash flows of 97.9% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.1% are issued by banks. The unrealized loss greater than 12 months on these securities at December 31, 2009 is $286,000. The loss is comprised of four bonds issued by non-government sponsored enterprises such as financial institutions. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2009.

     Municipal Bonds - Ninety-five percent of our $663.4 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 5.7 years. The unrealized loss greater than 12 months on these securities is $298,000 at December 31, 2009 comprised of two securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2009.
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
     At December 31, 2009 and 2008, investment securities having an amortized cost of approximately $2.02 billion and $2.32 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
     The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$147,342	$150,240	4.77%
Due after one year through five years	1,014,839	1,044,628	4.46%
Due after five years through ten years	806,201	822,106	4.35%
Due after ten years	92,916	91,489	3.92%

	$2,061,298	$2,108,463	4.41%

     The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

4. LOAN AND LEASE FINANCE RECEIVABLES
     The following is a summary of the components of loan and lease finance receivables:

	December 31, 2009
	Non-Covered
	Loans	Covered Loans	Total	December 31, 2008
Commercial and Industrial	$413,715	$61,802	$475,517	$370,829
Real Estate:
Construction	265,444	136,065	401,509	351,543
Commercial Real Estate	1,989,644	357,140	2,346,784	1,945,706
SFR Mortgage	265,543	17,510	283,053	333,931
Consumer	67,693	11,066	78,759	66,255
Municipal lease finance receivables	159,582	983	160,565	172,973
Auto and equipment leases, net of unearned discount	30,337	—	30,337	45,465
Dairy and Livestock/Agribusiness	422,958	70,493	493,451	459,329

Gross Loans	$3,614,916	$655,059	$4,269,975	$3,746,031
Less: Purchase Accounting Discount	—	(184,419)	(184,419)
Less: Deferred net loan fees	(6,537)	(6)	(6,543)	(9,193)

Gross loans, net of deferred loan fees	$3,608,379	$470,634	$4,079,013	$3,736,838
Less: Allowance for credit losses	(108,924)	—	(108,924)	(53,960)

Net Loans	$3,499,455	$470,634	$3,970,089	$3,682,878

     At December 31, 2009, the Company held approximately $1.3 billion of fixed rate loans. As of December 31, 2009, 55.0% of the loan portfolio consisted of commercial real estate loans and 9.4% of the loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.
5. TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS
     In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2009 and 2008.
     The following is an analysis of the activity of all such loans:

	As of December 31,
	2009	2008
	(amounts in thousands)
Outstanding balance, beginning of year	$7,814	$8,779
Credit granted, including renewals	1,051	2,253
Repayments	(605)	(3,218)

Outstanding balance, end of year	$8,260	$7,814

6. ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED (NON-COVERED LOANS)
     Activity in the allowance for credit losses was as follows:

	2009	2008	2007
	(amounts in thousands)
Balance, beginning of year	$53,960	$33,049	$27,737
Provision charged to operations	80,500	26,600	4,000
Acquisition of other institutions	—	—	2,671
Loans charged off	(26,339)	(6,037)	(2,098)
Recoveries on loans previously charged off	803	348	739

Balance, end of year	$108,924	$53,960	$33,049

     The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded an increase of $3.7 million and $1.3 million in the reserve for undisbursed commitments for 2009 and 2008, respectively. As of December 31, 2009, the balance in this reserve was $7.9 million compared to a balance of $4.2 million as of December 31, 2008.
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
     At December 31, 2009, the Bank had classified as impaired, loans with a balance of $72.3 million, net of $18.4 million in charge-offs. Of this amount, $3.5 million represents three restructured loans. Of the total impaired loans, $65.0 million are supported by collateral with a fair value less selling costs, net of prior liens. For the collateral deficient loans, approximately $7.3 million, the amount of the specific reserve at December 31, 2009 was $1.8 million. At December 31, 2008, the Bank had $20.2 million in loans classified as impaired, including one restructured loan with a balance of $2.5 million. The average recorded investment in impaired loans during the years ended December 31, 2009, 2008, and 2007 was approximately $56.8 million, $11.0 million, and $804,000, respectively. Interest income of $2.2 million, $871,000 and $161,000 was recognized on impaired loans during the years ended December 31, 2009, 2008 and 2007, respectively.
     The accrual of interest on loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is in doubt. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash may be applied as reductions to the principal balance, or recorded as income, depending on management’s assessment of the ultimate collectability of the asset. Non-accrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. For 2009 and 2008, non-accrual loans were $69.8 million and $17.7 million. Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $4.1 million and $370,000 greater for 2009 and 2008, respectively.
     At December 31, 2009, the Bank held $3.9 million as OREO, a decrease of $2.7 million from OREO of $6.6 million at December 31, 2008.

7. PREMISES AND EQUIPMENT

	As of December 31,
	2009	2008
	(Amounts in thousands)
Land	$7,211	$7,211
Bank premises	43,922	43,006
Furniture and equipment	41,080	39,974
Leased property under capital lease	649	649

	92,862	90,840
Accumulated depreciation and amortization	(51,418)	(46,420)

	$41,444	$44,420

8. INCOME TAXES
Income tax expense consists of the following:

	For the years ended December 31,
	2009	2008	2007
	(amounts in thousands)
Current provision:
Federal	$30,748	$22,059	$14,138
State	14,326	13,698	8,242

	45,074	35,757	22,380

Deferred provision(benefit):
Federal	(15,924)	(10,141)	173
State	(5,320)	(2,941)	(74)

	(21,244)	(13,082)	99

Total	$23,830	$22,675	$22,479

Income tax asset (liability) consists of the following:

	December 31,
	2009	2008
	(amounts in thousands)
Current:
Federal	$5,240	$962
State	(249)	(1,884)

	4,991	(922)

Deferred:
Federal	12,289	(4,354)
State	3,764	181

	16,053	(4,173)

Total	$21,044	$(5,095)

The components of the net deferred tax (liability) asset are as follows:

	December 31,
	2009	2008
	( amounts in thousands )
Federal
Deferred tax liabilities:
Depreciation	$3,914	$2,730
Intangibles — Acquistions	9,636	4,543
FHLB Stock	9,374	7,854
Deferred income	2,501	2,091
Unrealized gain on investment securities, net	14,177	17,268

Gross deferred tax liability	39,602	34,486

Deferred tax assets:
California franchise tax	2,605	3,493
Bad debt and credit loss deduction	40,891	20,341
Net operating loss carryforward	1,217	1,326
Deferred compensation	2,896	2,843
Capital loss carryforward	1,487	1,487
Other, net	2,795	642

Gross deferred tax asset	51,891	30,132

Net deferred tax (liability) asset — federal	$12,289	$(4,354)

State
Deferred tax liabilities:
Depreciation	$745	$541
Intangibles — Acquistions	2,800	1,407
FHLB Stock	2,903	2,433
Deferred income	643	647
Unrealized gain on investment securities, net	4,932	3,537
Gross deferred tax liability	12,023	8,565

Deferred tax assets:
Bad debt and credit loss deduction	12,664	6,300
Net operating loss carryforward	652	652
Deferred compensation	924	912
Capital loss carryforward	681	681
Other, net	866	201

Gross deferred tax asset	15,787	8,746

Net deferred tax (liability) asset — state	$3,764	$181

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For years ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(amounts in thousands)
Federal income tax at statutory rate	$31,237	35.0%	$30,012	35.0%	$29,072	35.0%
State franchise taxes, net of federal benefit	6,289	7.0%	6,042	7.0%	5,691	6.9%
Tax-exempt income	(12,525)	(14.0)%	(13,416)	(15.6)%	(12,012)	(14.5)%
Tax credits	(1,577)	(1.8)%	(1,509)	(1.8)%	(1,526)	(1.8)%
Other, net	406	0.5%	1,546	1.8%	1,254	1.5%

	$23,830	26.7%	$22,675	26.4%	$22,479	27.1%

     The change in unrecognized tax benefits in 2009 follows:

December 31,
2009
(amounts in thousands)
Balance at December 31, 2008	$1,819
Reductions due to lapse of statutes of limitations	(402)

Balance at December 31, 2008	$1,417

     The total amount of unrecognized tax benefits at December 31, 2009, of $1.4 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2009 and 2008 was $317,000 and $354,000, respectively. We record interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.
     The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2005, 2006, 2007 and 2008 are open to audit by state authorities.
9. DEPOSITS
     The composition of deposits is as follows:

	December 31, 2009		December 31, 2008
		(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,561,981	35.2%	$1,334,248	38.0%
Interest bearing deposits
Savings Deposits	1,682,415	37.9%	1,143,779	32.6%
Time deposits	1,194,258	26.9%	1,030,129	29.4%

Total deposits	$4,438,654	100.0%	$3,508,156	100.0%

     Time certificates of deposit with balances of $100,000 or more amounted to approximately $1.0 billion and $737.3 million at December 31, 2009 and 2008, respectively. Interest expense on such deposits amounted to approximately $11.3 million, $15.8 million, and $33.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

     At December 31, 2009, the scheduled maturities of time certificates of deposit are as follows (000’s omitted):

2010	$1,178,002
2011	10,205
2012	2,402
2013	360
2014 and thereafter	3,289

$1,194,258

     At December 31, 2009, the Company had a single public depositor with certificates of deposit balances of approximately $240.0 million.
10. BORROWINGS
     During 2009 and 2008, the Bank entered into short-term borrowing agreements with the FHLB. The Bank had no outstanding balances as of December 31, 2009 under these agreements and had $776.5 million at December 31, 2008 with a weighted-average interest rate of 1.39%. FHLB held certain investment securities of the Bank as collateral for those borrowings. The average outstanding balance of short-term borrowings for 2009 and 2008 was $418.0 million and $1.2 billion, respectively. The maximum outstanding at any month-end was $857.0 million during 2009 and $1.2 billion during 2008. At December 31, 2009, the Bank had no overnight agreements with other financial institutions. On December 31, 2008, the Bank entered into overnight agreements with certain financial institutions with a balance outstanding of $6.2 million at a weighted average annual interest rate of 0.50%.
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
     In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2009 and 2008, total funds borrowed under these agreements were $485.1 million and $357.8 million, respectively, with weighted average interest rates of 0.95% and 1.29%.
     The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2009 and 2008, the amounts held by the Bank in the TT&L Note Option Program were $2.4 million and $5.4 million respectively, collateralized by securities. Amounts are payable on demand.
     During 2009 and 2008, the Bank entered into long-term borrowing agreements with the FHLB. The Bank had outstanding balances of $750.0 million and $950.0 million under these agreements at December 31, 2009 and 2008, respectively, with weighted-average interest rates of 3.81% and 4.09% in 2009 and 2008, respectively. FHLB held certain investment securities and loans of the Bank as collateral for those borrowings. The maturity dates of the outstanding balances at December 31, 2009 are as follows: $100.0 million in each of 2010, 2012 and 2013, $250.0 million in 2015 and $200.0 in 2016.
     The Bank assumed subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

11. JUNIOR SUBORDINATED DEBENTURES
     On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash, totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, and became callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities had a fixed interest rate of 6.51% during the first five years. On December 17, 2008, the interest rate changed to a floating rate of three-month LIBOR plus 2.85% and resets quarterly. As of December 31, 2009, these securities were not called.
     On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but became callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate changed to floating rate of three-month Libor rate plus 2.85% and resets quarterly. As of December 31, 2009, these securities were not called.
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
     On June 22, 2007, we acquired FCB Statutory Trust II as a result of the FCB acquisition. Junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The Trust Preferred Securities have a principal amount of $6.8 million and mature on October 7, 2033. These securities become callable on July 7, 2008 and have a variable per annum rate equal to LIBOR plus 3.25%. As of December 31, 2009, these securities were not called.

12. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009, excluding property taxes and insurance, are as follows (000’s omitted):

2010	$5,587
2011	4,947
2012	4,142
2013	2,665
2014	2,032
Succeeding years	5,988

Total minimum payments required	$25,361

     Total rental expense for the Company was approximately $6.0 million, $5.8 million, and $5.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Commitments
     At December 31, 2009, the Company had commitments to extend credit of approximately $596.6 million and obligations under letters of credit of $69.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $7.9 million as of December 31, 2009 and $4.2 million as of December 31, 2008.
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
     The Bank has available lines of credit totaling $1.1 billion from certain financial institutions of which $696.8 million were secured.
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
Other Contingencies
     In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. As of December 31, 2009, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaint asserted against the Company.
13. DEFERRED COMPENSATION PLANS
     As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in each of 2009, 2008 and 2007.
     The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in each of 2009, 2008 and 2007.
     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2009, 2008 and 2007.
     The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $636,000 in 2009, $578,500 in 2008, and $498,000 in 2007.
     In 2003, the Company acquired Kaweah National Bank (“KNB”) which had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. As a result, there is no affect on net earnings. Amounts paid under these agreements totaled approximately $118,950 in each of 2009, 2008, and 2007.
     In February 2006, the Company acquired Granite State Bank (“GSB”) which had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. As a result, there is no affect on net earnings. No amount was paid under this agreement as of December 31, 2009.
     The total expense recorded under these deferred compensation agreements was $509,000 in 2009, $467,000 in 2008, and $326,000 in 2007.
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
14. 401(k) AND PROFIT-SHARING PLAN
     The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $2.2 million in 2009 and $1.3 million in each of 2008 and 2007.

15. EQUITY AND EARNINGS PER SHARE RECONCILIATION
Preferred Stock and Warrant
     On December 5, 2008, the Company issued, (1) 130,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 1,669,521 shares of the Company’s voting common stock, without par value, at an exercise price of $11.68 per share, for an aggregate purchase price of $130,000,000 in cash pursuant to the U.S. Treasury’s TARP Capital Purchase Program. Of this amount, $8.6 million was allocated to the warrant and $121.4 million was allocated to Preferred Stock based on the fair values of these instruments. The preferred stock discount was being amortized over 5 years. We recorded $8.5 million for the amortization of preferred stock discount in 2009 and $99,000 during 2008. The Series B Preferred Stock accrued a cumulative cash dividend at the rate of 5% for the first five years of issuance and 9% thereafter and is redeemable by the Company after February 15, 2012. We paid $4.3 million and $570,000 in preferred stock dividends during 2009 and 2008, respectively.
     In July 2009, we raised $132.5 million in gross proceeds ($126.1 million net proceeds) from the issuance of common stock in an underwritten public offering. Because we issued common stock in excess of $130 million, the warrant was reduced to 834,000 shares. The net proceeds were used, along with other funds, to repurchase the preferred stock and outstanding warrant issued to the United States Treasury as part of our participation in the Capital Purchase Program. We completed the repurchase of the preferred stock on September 2, 2009 and repurchased the warrant on October 28, 2009.
Earnings Per Common Share Reconciliation
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

	2009	2008	2007
	(Amount and share in thousands, except
	per share amount)
Earnings per common share
Net earnings	$65,419	$63,073	$60,584
Less: Dividends on preferred stock and discount amortization	12,763	—	—

Net earnings available to common shareholders	$52,656	$63,073	$60,584

Less: Net earnings allocated to restricted stock	179	75	32

Net earnings allocated to common shareholders (numerator)	$52,477	$62,998	$60,552

Weighted Average Shares Outstanding (denominator)	92,955	83,121	83,600
Earnings per common share (1)	$0.56	$0.75	$0.72

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$52,477	$62,998	$60,552

Weighted Average Shares Outstanding	92,955	83,121	83,600
Incremental shares from assumed exercise of outstanding options	101	215	406

Diluted Weighted Average Shares Outstanding (denominator)	93,056	83,336	84,006
Diluted earnings per common share (1)	$0.56	$0.75	$0.72

(1)	Of the decrease in earnings and diluted earnings per common share for 2009, $0.14 is due to the preferred stock dividend and discount amortization and $0.07 is due to the increase in weighted common shares outstanding as a result of our capital offering.

16. STOCK OPTION PLANS AND RESTRICTED STOCK GRANTS
     In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2009, we have 1,692,270 outstanding options under our 2000 Stock Option Plan and 108,601 outstanding options remaining under our 1991 Stock Option Plan.
Stock Options
     The Company expensed $1.7 million, $1.3 million, and $1.4 million for the years ended December 31, 2009, 2008 and 2007 respectively.
     The estimated fair value of the options granted during 2009 and prior years was calculated using the Black-Scholes options pricing model. There were 936,000, 390,500 and 72,500 options granted during 2009, 2008, and 2007 respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2009, 2008, and 2007 was estimated on the date of grant using the following weighted-average assumptions:

	2009	2008	2007
Dividend Yield	4.0%	3.6%	3.0%
Volatility	47.3%	41.0%	39.3%
Risk-free interest rate	2.5%	3.6%	4.1%
Expected life	7.2 years	7.5 years	7.2 years
Fair Value	$2.88	$3.07	$3.85
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
     Option activity under the Company’s stock option plans as of December 31, 2009 and changes for the years ended December 31, 2009 were as follows:

	Number of		Weighted
	Stock	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
Options	(000)	Price	Term (in Years)	($000)
Outstanding at January 1, 2009	2,249	$10.64
Granted	936	$8.59
Exercised	(56)	$4.97
Forfeited or expired	(25)	$10.55

Outstanding at December 31, 2009	3,104	$10.13	6.30	$1,310

Vested or expected to vest at December 31, 2009	2,912	$10.16	6.12	$1,304

Exercisable at December 31, 2009	1,607	$10.57	3.87	$1,267

     The weighted-average grant-date fair value of options granted was $2.88, $3.07 and $3.85 for 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised during the year ended 2009, 2008 and 2007 was $147,000, $424,000 and $1.9 million, respectively. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2009 was 5.0%.

     As of December 31, 2009, there was $3.8 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.7 years. The total fair value of options vested was $1.4 million during 2009, $1.2 million in 2008 and $1.4 million during 2007. Cash received from stock option exercises was $280,000, $606,000, and $2.1 million in 2009, 2008, and 2007, respectively.
     At December 31, 2009, options for the purchase of 3,103,671 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,606,543 shares were exercisable at prices ranging from $4.80 to $15.53.
Restricted Stock
     Under the 2008 Equity Incentive Plan, we granted 282,000 restricted stock awards in 2009. The restricted stock awards had a weighted average fair value of $8.56. The stock will vest, in equal installments, over a five-year period.
     Compensation cost is recognized over the requisite service period, which is five years, and amounted to $403,000, $214,000 and $144,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Total unrecognized compensation cost related to restricted shares was $2.6 million at December 31, 2009.
     A summary of the status of the Company’s non-vested restricted shares as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

	2009
		Weighted
	Shares	Average
Nonvested Restricted Shares	(000)	Fair Value
Nonvested at January 1,	105	$10.55
Granted	282	8.56
Vested	(25)	10.98
Forfeited	(1)	9.46

Nonvested at December 31,	361	$8.97

The Company has a policy of issuing new shares to satisfy share option exercises.
     Under the 2008 Equity Incentive Plan, 2,249,391 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2009.
17. REGULATORY MATTERS
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital

(primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of December 31, 2009 and 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2009 and 2008, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage (tangible Tier I capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.
     The Company has $115.1 million of trust-preferred securities, which are included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows:

	Amount		Amount		Amount
	(000s)	Ratio	(000s)	Ratio	(000s)	Ratio
As of December 31, 2009:
Total Capital (to Risk- Weighted Assets)
Company	$716,182	16.3%	$351,500	> 8.0%		N/A
Bank	$708,457	16.2%	$349,855	> 8.0%	$437,319	> 10.0%
Tier I Capital (to Risk- Weighted Assets)
Company	$655,569	14.9%	$175,992	> 4.0%		N/A
Bank	$652,992	14.9%	$175,300	> 4.0%	$262,950	> 6.0%
Tier I Capital (to Average- Assets)
Company	$655,569	9.6%	$272,303	> 4.0%		N/A
Bank	$652,992	9.6%	$272,080	> 4.0%	$340,100	> 5.0%
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Company	$692,352	15.5%	$356,423	> 8.0%		N/A
Bank	$676,000	15.2%	$356,024	> 8.0%	$445,030	> 10.0%
Tier I Capital (to Risk- Weighted Assets)
Company	$631,643	14.2%	$178,179	> 4.0%		N/A
Bank	$620,323	13.9%	$178,126	> 4.0%	$267,189	> 6.0%
Tier I Capital (to Average- Assets)
Company	$631,643	9.8%	$256,765	> 4.0%		N/A
Bank	$620,323	9.7%	$257,129	> 4.0%	$321,411	> 5.0%
     In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2009, declare and pay additional dividends of approximately $108,778,169.
18. FAIR VALUE INFORMATION
     Fair Value Hierarchy
     The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2009. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows and similar techniques.
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
     Non-covered Loans — The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.
     The fair value of loans, other than loans on non-accrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses. Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value. As a result, this fair value is not necessarily the value which would be derived using an exit price.
     Non-covered Impaired loans and OREO are generally measured using the fair value of the underlying collateral, which is determined based on the most recent appraisal information received, less costs to sell. Appraised values may be adjusted based on factors such as the changes in market conditions from the time of valuation or discounted cash flows of the property. As such, these loans fall within Level 3 of the fair value hierarchy.
     The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2009 or 2008, as these instruments predominantly have adjustable terms and are of a short-term nature.
     Covered Loans — Covered loans were measured at fair value on the date of acquisition. Thereafter, covered loans are not measured at fair value on a recurring basis. The above valuation discussion for non-covered loans is applicable to covered loans following their acquisition date.

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
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$507	$—	$507	$—
Mortgage-backed securities	647,168	—	647,168	—
CMO’s / REMIC’s	773,165	—	773,165	—
Government agency	21,713	—	21,713	—
Municipal bonds	663,426	—	663,426	—
Other securities	2,484		2,484

Investment Securities-AFS	$2,108,463	$—	$2,108,463	$—
Interest Rate Swaps	4,334	—	4,334	—

Total Assets	$2,112,797	$—	$2,112,797	$—

Description of Liability

Interest Rate Swaps	$4,334	$—	$4,334	$—

     We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at year end.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2009
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,838	$—	$3,838	$—	$(323)
Impaired Loans-Noncovered (1)	$72,278	$—	$2,500	$69,778	$(18,450)
OREO-Noncovered	$3,936	$—	$—	$3,936	$(848)
OREO-Covered	$5,565	$—	$—	$5,565	$—

(1)	Impaired loans of $65.0 million have sufficient collateral values to cover losses and are recorded at carrying value.
     The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2009 and 2008. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
FAIR VALUE INFORMATION

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and cash equivalents	$103,254	$103,254	$95,297	$95,297
Interest-bearing balances due from depository institutions	1,226	1,226	285	285
FHLB Stock	97,582	97,582	93,240	93,240
Investment securities available-for-sale	2,108,463	2,108,463	2,493,476	2,493,476
Investment securities held-to-maturity	3,838	3,838	6,867	4,770
Total Loans, net of allowance for credit losses	3,970,089	3,955,500	3,682,878	3,689,876
Accrued interest receivable	28,672	28,672	28,519	28,519

Liabilities
Deposits:
Noninterest-bearing	$1,561,981	$1,561,981	$1,334,248	$1,334,248
Interest-bearing	2,876,673	2,879,305	2,173,908	2,177,435
Demand note to U.S. Treasury	2,425	2,425	5,373	5,373
Borrowings	1,490,132	1,536,933	2,345,473	2,415,900
Junior subordinated debentures	115,055	115,817	115,055	116,149
Accrued interest payable	6,481	6,481	9,741	9,741
     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19. GOODWILL AND INTANGIBLE ASSETS
     The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(amounts in thousands)
Amortizing intangible assets	$31,999	$(19,238)	$27,095	$(16,075)
Aggregate Amortization Expense:
For year ended December 31,	$3,163		$3,591

Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2010	$3,732
For the year ended 2011	$3,481
For the year ended 2012	$2,159
For the year ended 2013	$1,128
For the year ended 2014	$475
Thereafter	$1,786
     At December 31, 2009 the weighted average remaining life of intangible assets is approximately 4.2 years.
     The change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(amounts in thousands)
Balance as of January 1	$55,097	$55,167
Purchase price adjustment related to acquisition of First Coastal Bank	—	(70)

Balance as of December 31	$55,097	$55,097

20. BUSINESS SEGMENTS
     The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 51 Business Financial Centers and Commercial Banking Centers organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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
     The following tables present the operating results and other key financial measures for the individual operating segments for the year ended December 31, 2009, 2008 and 2007:

	Business
	Financial
2009	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$159,347	$104,778	$46,634	$—	$310,759
Credit for funds provided (1)	53,759	—	23,233	(76,992)	—

Total interest income	213,106	104,778	69,867	(76,992)	310,759

Interest expense	28,428	55,572	4,495	—	88,495
Charge for funds used (1)	12,559	28,077	36,356	(76,992)	—

Total interest expense	40,987	83,649	40,851	(76,992)	88,495

Net interest income	172,119	21,129	29,016	—	222,264

Provision for credit losses	—	—	80,500		80,500

Net interest income after provision for credit losses	$172,119	$21,129	(51,484)	$—	$141,764

Non-interest income	19,537	28,124	33,410	—	81,071
Non-interest expense	47,860	5,945	79,781	—	133,586

Segment pretax profit (loss)	$143,796	$43,308	$(97,855)	$—	$89,249

Segment assets as of December 31, 2009	$4,696,134	$2,276,909	$698,351	$(931,625)	$6,739,769

2008
Interest income, including loan fees	$166,290	$119,975	$46,253	$—	$332,518
Credit for funds provided (1)	22,838	—	4,026	(26,864)	—

Total interest income	189,128	119,975	50,279	(26,864)	332,518

Interest expense	34,790	92,644	11,405	—	138,839
Charge for funds used (1)	17,350	7,070	2,444	(26,864)	—

Total interest expense	52,140	99,714	13,849	(26,864)	138,839

Net interest income	136,988	20,261	36,430	—	193,679

Provision for credit losses	—	—	26,600		26,600
Net interest income after provision for credit losses	$136,988	$20,261	9,830	$—	$167,079

Non-interest income	21,593	6	12,858	—	34,457
Non-interest expense	48,108	1,285	66,395	—	115,788

Segment pretax profit (loss)	$110,473	$18,982	$(43,707)	$—	$85,748

Segment assets as of December 31, 2008	$3,592,794	$2,640,396	$677,972	$(261,511)	$6,649,651

2007
Interest income, including loan fees	$169,955	$119,544	$51,778	$—	$341,277
Credit for funds provided (1)	64,187	—	9,582	(73,769)	—

Total interest income	234,142	119,544	61,360	(73,769)	341,277

Interest expense	63,120	99,230	17,785	—	180,135
Charge for funds used (1)	14,728	30,468	28,573	(73,769)	—

Total interest expense	77,848	129,698	46,358	(73,769)	180,135

Net interest income	156,294	(10,154)	15,002	—	161,142

Provision for credit losses	—	—	4,000		4,000

Net interest income after provision for credit losses	$156,294	$(10,154)	$11,002	$—	$157,142

Non-interest income	18,148	1	13,176	—	31,325
Non-interest expense	44,558	1,148	59,698	—	105,404

Segment pretax profit (loss)	$129,884	$(11,301)	$(35,520)	$—	$83,063

Segment assets as of December 31, 2007	$3,486,922	$2,526,472	$710,310	$(429,741)	$6,293,963

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

21. DERIVATIVE FINANCIAL INSTRUMENTS
     The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of December 31, 2009, the Bank entered into 27 interest-rate swap agreement with customers and 27 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
     The structure of the swaps is as follows. The Bank enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Bank enters into a swap with the counterparty bank to allow the Bank to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore do not have a significant impact on the Company’s results of operations.
     As of December 31, 2009, the total notional amount of the Bank’s swaps was $167.8 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the year ended December 31, 2009.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	(amounts in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps	Other Assets	$4,334	Other Liabilities	$4,334

Total Derivatives		$4,334		$4,334

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
year ended December 31, 2009
(amounts in thousands)

		Amount of Gain
		Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized in	on Derivative
Hedging Instruments	Income on Derivative	December 31, 2009
Interest Rate Swaps	Other Income	$275

Total		$275

22. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED
BALANCE SHEETS

	2009	2008
	(amounts in thousands)
Assets:
Investment in subsidiaries	$747,251	$715,171
Other assets, net	21,152	28,875

Total assets	$768,403	$744,046

Liabilities	$130,175	$129,154
Stockholders’ equity	638,228	614,892

Total liabilities and stockholders’ equity	$768,403	$744,046

CONDENSED
STATEMENTS OF EARNINGS

	2009	2008	2007
	(amounts in thousands)
Excess in net earnings of subsidiaries	$34,421	$50,806	$19,632
Dividends from the Bank	35,000	18,000	46,800
Other expense, net	(4,002)	(5,733)	(5,848)

Net earnings	$65,419	$63,073	$60,584

CONDENSED
STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$65,419	$63,073	$60,584
Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(69,421)	(68,806)	(66,432)
Tax settlement received from the Bank	3,180	17,831	—
Other operating activities, net	(120)	1,384	1,205

Total adjustments	(66,361)	(49,591)	(65,227)

Net cash used in operating activities	(942)	13,482	(4,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from First Coastal Bancshares	—	—	601
Dividends received from the Bank	35,000	18,000	46,800

Net cash provided by investing activities	35,000	18,000	47,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(32,228)	(28,317)	(28,479)
Cash dividends on preferred stock	(4,271)	—	—
Proceeds from exercise of stock options	280	606	2,082
Tax benefit from exercise of stock options	62	172	544
Issuance of common stock	126,056	—	—
Repurchase of commons stock	—	(650)	(33,918)
Repurchase of preferred stock and warrant	(131,307)	—	—

Net cash (used in) financing activities	(41,408)	(28,189)	(59,771)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALIENTS	(7,350)	3,293	(17,013)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,239	17,946	34,959

CASH AND CASH EQUIVALENTS, END OF YEAR	13,889	$21,239	$17,946

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
2009
Net interest income	$55,292	$54,095	$54,806	$58,071
Provision for credit losses	22,000	20,000	13,000	25,500
Net earnings	13,168	15,861	19,322	17,068
Basic earnings per common share	0.13	0.17	0.10	0.16
Diluted earnings per common share	0.13	0.17	0.10	0.16

2008
Net interest income	$44,130	$48,483	$49,012	$52,054
Provision for credit losses	1,700	3,000	4,000	17,900
Net earnings	16,184	17,152	17,460	12,277
Basic earnings per common share	0.19	0.21	0.21	0.14
Diluted earnings per common share	0.19	0.21	0.21	0.14
* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CVB Financial Corp.:
We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Los Angeles, California
March 3, 2010

INDEX TO EXHIBITS

Exhibit No.
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum. (1)

3.1	Articles of Incorporation of the Company, as amended (2)

3.2	Bylaws of Company, as amended (2)

3.3	Certificate of Determination of Participating Series A Preferred Stock of Registrant (See Exhibit 3.1 hereto)

3.4	Certificate of Determination of Participating Series B Preferred Stock of Registrant (Repurchased in 2009) (2)

4.1	Form of Registrant’s Common Stock certificate (3)

4.2	Preferred Shares Rights Agreement, dated as of June 21, 2000, between CVB Financial Corp. and U.S. Stock Transfer Corp. (4)

4.3	Warrant to purchase up to 1,669,521 shares of Common Stock, issued on December 8, 2008 (5) (Repurchased in 2009)

4.4	Form of Rights Certificate (See Exhibit 4.2 hereto)

4.5	Summary of Rights (See Exhibit 4.2 hereto)

4.6	Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (5) (Cancelled)

10.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated September 16, 2009 †(6)

10.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006 †(7)

10.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007 †(8)

10.2	Chino Valley Bank Profit Sharing Plan, as amended †(9)

10.3	Form of Indemnification Agreement (10)

10.4	CVB Financial Corp. 1991 Stock Option Plan, as amended †(11)

10.5	CVB Financial Corp. 2000 Stock Option Plan †(12)

10.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan †(13)

10.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan † (6)

Exhibit No.
10.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan † (14)

10.6(d)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.6(e)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan †(15)

10.7	CVB Financial Corp. Discretionary Performance Compensation Plan Summary 2009 †

10.8	The Executive NonQualified Excess PlanSM Plan Document effective February 21, 2007 †(8)

10.9	D. Linn Wiley Consulting Agreement dated April 16, 2008 †(16)

10.10	Jay Coleman Consulting and Confidentiality Agreement, dated December 5, 2008 †(17)

10.11	Severance Compensation Agreement for Edward J. Biebrich dated December 31, 2008 †(18)

10.12	Outside Directors’ Compensation †(19)

10.13	Base Salaries for Named Executive Officers of the Registrant †(6)

10.14(a)	Offer letter for Christopher A. Walters, dated June 13, 2007 †(20)

10.14(b)	Severance Compensation Agreement for Christopher A. Walters, dated December 31, 2008 †(18)

10.15(a)	Offer letter for James F. Dowd, dated May 16, 2008 †(2)

10.15(b)	Severance Compensation Agreement for James F. Dowd, dated December 31, 2008 †(18)

10.16(a)	Offer letter for Todd E. Hollander, dated April 21, 2008 †(2)

10.16(b)	Severance Compensation Agreement for Todd E. Hollander, dated December 31, 2008 †(18)

10.17	Form of Waiver, executed by each of Messrs. Christopher D. Myers, Edward J. Biebrich, Jr., Jay W. Coleman, James F. Dowd, Christopher Walters and Todd E. Hollander as to certain compensation benefits †(5)

10.18	Form of Consent, executed by each of Messrs. Christopher D. Myers, Edward J. Biebrich, Jr., Jay W. Coleman, James F. Dowd, Christopher A. Walters and Todd E. Hollander, to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA †(5)

10.19(a)	Letter Agreement, dated December 5, 2008, including the Securities Purchase Agreement Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. (5)

10.19(b)	Letter Agreement between the Company and the U.S. Treasury, dated August 26, 2009 (Repurchase of 75% or 97,500 shares of Preferred Stock)(21)

10.19(c)	Letter Agreement between the Company and the U.S. Treasury, dated September 2, 2009 (Repurchase of 25% or 32,500 shares of Preferred Stock)(22)

10.20	CVB Financial Corp. 2005 Executive Incentive Plan (23)

Exhibit No.
10.21(a)	Offer letter for David C. Harvey, dated December 7, 2009 †

10.21(b)	Severance Compensation Agreement for David C. Harvey, dated December 31, 2009 †

12	Statements regarding computation of ratios

21	Subsidiaries of Company

23	Consent of KPMG LLP

31.1	Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	First fiscal year certification of Christopher D. Myers pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended.

99.2	First fiscal year certification of Edward J. Biebrich, Jr. pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended.

†	Indicates a management contract or compensation plan.

*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 000-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a)	Indenture dated as of December 17, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).

(b)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).

(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(d)	Indenture by and between FCB and Wells Fargo Bank, National Association, as Trustee, acquired on June 22, 2007 (FCB Statutory Trust II)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.

(2)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.

(3)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.

(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 22, 2000.

(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on December 8, 2008.

(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009.

(7)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.

(8)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(9)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.

(10)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(11)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 13, 1998, Commission file number 1-10394.

(12)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.

(13)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.

(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.

(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 18, 2008.

(17)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009.

(18)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 7, 2009.

(19)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 14, 2005.

(20)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007.

(21)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 1, 2009.

(22)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 3, 2009.

(23)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 7, 2005.