Form 10-Q
period 2010-03-31
CVB FINANCIAL CORP
filed 2010-05-10
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 106,298,217 outstanding as of May 4, 2010.

CVB FINANCIAL CORP.
2010 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$281,275	$103,254
Interest-bearing balances due from depository institutions	50,193	1,226

Total cash and cash equivalents	331,468	104,480

Investment in stock of Federal Home Loan Bank (FHLB)	97,582	97,582
Investment securities available-for-sale	2,073,975	2,108,463
Investment securities held-to-maturity	3,472	3,838

Loans held-for-sale	5,141	1,439

Loans and lease finance receivables	3,947,129	4,079,013
Allowance for credit losses	(112,321)	(108,924)

Net Loans and lease finance receivables	3,834,808	3,970,089

Premises and equipment, net	41,519	41,444
Bank owned life insurance	110,331	109,480
Accrued interest receivable	27,423	28,672
Intangibles	11,811	12,761
Goodwill	55,097	55,097
FDIC loss sharing asset	119,108	133,258
Other assets	76,917	73,166

TOTAL ASSETS	$6,788,652	$6,739,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$1,598,022	$1,561,981
Interest-bearing	2,920,577	2,876,673

Total deposits	4,518,599	4,438,654
Demand Note to U.S. Treasury	4,232	2,425
Repurchase agreements	785,214	735,132
Borrowings	653,186	753,118
Accrued interest payable	6,006	6,481
Deferred compensation	9,558	9,166
Junior subordinated debentures	115,055	115,055
Other liabilities	44,037	41,510

TOTAL LIABILITIES	6,135,887	6,101,541

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 122,070,312 shares without par; issued and outstanding 106,293,270 (2010) and 106,263,511 (2009)	491,945	491,226
Retained earnings	127,696	120,612
Accumulated other comprehensive income, net of tax	33,124	26,390

Total stockholders’ equity	652,765	638,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,788,652	$6,739,769

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months
	Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$67,768	$49,526
Investment securities:
Taxable	16,084	22,436
Tax-preferred	6,532	6,996

Total investment income	22,616	29,432
Dividends from FHLB stock	66	—
Federal funds sold and Interest bearing deposits with other institutions	102	4

Total interest income	90,552	78,962
Interest expense:
Deposits	5,288	6,590
Borrowings	11,120	15,890
Junior subordinated debentures	805	1,190

Total interest expense	17,213	23,670

Net interest income before provision for credit losses	73,339	55,292
Provision for credit losses	12,200	22,000

Net interest income after provision for credit losses	61,139	33,292

Other operating income:
Impairment loss on investment securities	(98)	—
Plus: Reclassification of credit-related impairment loss from other comprehensive income	(587)	—

Net impairment loss on investment securities recognized in earnings	(685)	—
Service charges on deposit accounts	4,264	3,717
Trust and Investment Services	2,118	1,661
Bankcard services	640	533
BOLI income	845	737
Reduction in FDIC loss sharing asset	(10,583)	—
Other	1,190	780
Gain on sale of securities	—	8,929

Total other operating income (expense)	(2,211)	16,357

Other operating expenses:
Salaries and employee benefits	18,073	15,819
Occupancy and Equipment	5,052	4,448
Professional services	2,807	1,695
Amortization of intangibles	950	789
Other	9,040	8,646

Total other operating expenses	35,922	31,397

Earnings before income taxes	23,006	18,252
Income taxes	6,887	5,084

Net earnings	$16,119	$13,168
Preferred stock dividend and other reductions	54	1,992

Net earnings allocated to common shareholders	$16,065	$11,176

Comprehensive income	$22,853	$19,443

Basic earnings per common share	$0.15	$0.13

Diluted earnings per common share	$0.15	$0.13

Cash dividends per common share	$0.085	$0.085

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Proceeds from exercise of stock options	30	152				152
Tax benefit from exercise of stock options		35				35
Stock-based Compensation Expense		532				532
Cash dividends declared
Common ($0.085 per share)			(9,035)			(9,035)
Comprehensive income:
Net earnings			16,119		$16,119	16,119
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				6,394	6,394	6,394
Portion of impairment loss on investment securities reclassified in the current year, net				340	340	340

Comprehensive income					$22,853

Balance March 31, 2010	106,293	$491,945	$127,696	$33,124		$652,765

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Loss	Income	Total

Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Issuance of common stock	56		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			393				393
Amortization of preferred stock discount		352		(352)			—
Cash dividends ($0.085 per share)
Preferred				(1,626)			(1,626)
Common				(7,083)			(7,083)
Comprehensive income:
Net earnings				13,168		$13,168	13,168
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net					6,275	6,275	6,275

Comprehensive income						$19,443

Balance March 31, 2009	83,326	$121,860	$365,204	$104,291	$35,006		$626,361

	At March 31,
	2010	2009

Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$11,610	$10,819
Tax benefit	(4,876)	(4,544)

Net unrealized gain on securities	$6,734	$6,275

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$78,809	$78,131
Service charges and other fees received	8,177	7,421
Interest paid	(17,736)	(24,965)
Cash paid to vendors and employees	(27,384)	(25,026)
Income taxes paid	—	(1,200)

Net cash provided by operating activities	41,866	34,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	—	165,935
Proceeds from repayment of investment securities	72,514	101,344
Proceeds from maturity of investment securities	30,845	16,937
Purchases of investment securities	(57,854)	(113,618)
Net decrease in loans and lease finance receivables	116,375	62,932
Proceeds from sales of premises and equipment	12	119
Proceeds from sales of other real estate owned	1,874	3,428
Purchase of premises and equipment	(1,734)	(1,553)
Other, net	(10)	(120)

Net cash provided by investing activities	162,022	235,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	50,129	152,819
Net increase in time deposits	29,930	124,291
Advances from Federal Home Loan Bank	—	203,500
Repayment of advances from Federal Home Loan Bank	(100,000)	(782,660)
Net increase in other borrowings	1,807	365
Net increase in repurchase agreements	50,082	46,204
Cash dividends on preferred stock	—	(1,626)
Cash dividends on common stock	(9,035)	(7,083)
Proceeds from exercise of stock options	152	280
Tax benefit related to exercise of stock options	35	62

Net cash (used in)/provided by financing activities	23,100	(263,848)

NET INCREASE IN CASH AND CASH EQUIVALENTS	226,988	5,917
CASH AND CASH EQUIVALENTS, beginning of period	104,480	95,297

CASH AND CASH EQUIVALENTS, end of period	$331,468	$101,214

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2010	2009
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$16,119	$13,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(8,929)
(Gain)/Loss on sale of premises and equipment	9	(8)
Gain on sale of other real estate owned	(185)	—
Increase from bank owned life insurance	(845)	(737)
Net amortization of premiums on investment securities	998	36
Accretion of SJB Discount	(13,378)	—
Provisions for credit losses	12,200	22,000
Reduction in FDIC Loss Sharing Asset	10,583	—
Stock-based compensation	532	393
Depreciation and amortization	2,588	2,635
Change in accrued interest receivable	1,250	105
Change in accrued interest payable	(475)	(1,294)
Change in other assets and liabilities	12,470	6,992

Total adjustments	25,747	21,193

NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,866	$34,361

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$17,397	$6,291
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2010 and 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 44 Business Financial Centers and 6 Commercial Banking Centers with its headquarters located in the city of Ontario.
The Company’s operating business units have been divided into two main segments: (i) Business Financial and Commercial Banking Centers and (ii) Treasury. Business Financial and Commercial Banking Centers (branches) are comprised of loans, deposits, and products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”
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
Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2010, the Company had entered into commitments with certain customers amounting to $653.5 million compared to $596.6 million at December 31, 2009. Letters of credit at March 31, 2010 and December 31, 2009, were $68.5 million and $69.5 million, respectively.
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

Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first three months of 2010, we recorded a provision for credit losses of $12.2 million. The allowance for credit losses was $112.3 million as of March 31, 2010, or 3.20% of total non-covered loans and leases.
In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first three months of 2010, the Company recorded an increase of $1,250,000 in the reserve for undisbursed commitments. As of March 31, 2010, the balance in this reserve was $9.2 million.
A loan for which collection of principal and interest according to its original terms is not probable is considered to be impaired. The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value less selling costs. Fair value is usually based on the value of underlying collateral.
At March 31, 2010, the Company had impaired loans of $86.3 million. Of this amount, $2.9 million consisted of non-accrual residential construction and land loans, $31.2 million in non-accrual commercial construction loans, $13.7 million of non-accrual single family mortgage loans, $22.0 million of non-accrual commercial real estate loans, $6.9 million of non-accrual commercial and industrial loans, and $123,000 of non-accrual consumer loans. Impaired loans also include $23.9 million of loans whose terms were modified in a troubled debt restructure, of which $14.4 million are classified as non-accrual. The remaining balance of $9.5 million consists of two loans performing according to the restructured terms. The impaired loans of $86.3 million, net of $8.7 million in charge-offs, are supported by collateral with a stated fair value less selling costs and net of prior liens. For the collateral-deficient loans, the amount of specific reserve was $1.7 million at March 31, 2010. At December 31, 2009, the Bank had classified as impaired, loans with a balance of $72.3 million.
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
At March 31, 2010 goodwill was $55.1 million. As of March 31, 2010, intangible assets that continue to be subject to amortization include core deposit premiums of $11.8 million (net of $20.2 million of accumulated amortization). Amortization expense for such intangible assets was $950,000 for the three months ended March 31, 2010. Estimated amortization expense, for the remainder of 2010 is expected to be $2.8 million. Estimated amortization expense, for the succeeding five fiscal years is $3.5 million for year one, $2.2 million for year two, $1.1 million for year three, $475,000 for year four and $1.8 million thereafter. The weighted average remaining life of intangible assets is approximately 3.9 years.
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

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at March 31, 2010 was 106,293,270. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the three months ended
	March 31
	2010	2009
Earnings per common share
Net earnings	$16,119	$13,168
Less: Dividends on preferred stock and discount amortization	—	1,978

Net earnings available to common shareholders	$16,119	$11,190

Less: Net earnings allocated to restricted stock	54	14

Net earnings allocated to common shareholders (numerator)	$16,065	$11,176

Weighted Average Shares Outstanding (denominator)	105,929	83,174
Earnings per common share	$0.15	$0.13

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$16,065	$11,176

Weighted Average Shares Outstanding	105,929	83,174
Incremental shares from assumed exercise of outstanding options	192	129

Diluted Weighted Average Shares Outstanding (denominator)	106,121	83,303
Diluted earnings per common share	$0.15	$0.13

Stock-Based Compensation — At March 31, 2010, the Company has three stock-based employee compensation plans, which are described more fully in Note 16 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
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

CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for customers. CitizensTrust has approximately $2.0 billion in assets under administration, including $1.0 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
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
Recent Accounting Pronouncements — In January 2010, the FASB issued an accounting standards update (ASU) 2010-06, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. The update requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance in the ASU is effective for interim and annual reporting periods beginning after December 31, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial position or results of operations.
Shareholder Rights Plan — The Company has a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. For additional information concerning this plan, see Note 12 to Consolidated Financial Statements, “Commitments and Contingencies” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. At March 31, 2010, the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

2. INVESTMENTS
The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$503	$—	$—	$503	0.02%
Government agency & government-sponsored enterprises	55,604	83	(94)	55,593	2.68%
Mortgage-backed securities	588,108	20,912	(125)	608,895	29.37%
CMO’s / REMIC’s	727,782	22,878	(240)	750,420	36.18%
Municipal bonds	641,268	17,446	(2,671)	656,043	31.63%
Other securities	2,521	—	—	2,521	0.12%

Total Investment Securities	$2,015,786	$61,319	$(3,130)	$2,073,975	100.00%

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$507	$—	$—	$507	0.02%
Government agency & government-sponsored enterprises	21,574	140	(1)	21,713	1.03%
Mortgage-backed securities	629,998	18,138	(968)	647,168	30.70%
CMO’s / REMIC’s	759,179	17,297	(3,311)	773,165	36.67%
Municipal bonds	647,556	18,290	(2,420)	663,426	31.46%
Other securities	2,484	—	—	2,484	0.12%

Total Investment Securities	$2,061,298	$53,865	$(6,700)	$2,108,463	100.00%

Approximately 67% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2010 and December 31, 2009.
There were no realized gains or losses in our available-for-sale portfolio for the three months ended March 31, 2010. Gross realized gains were $8.9 million for the same period in 2009 and no realized losses.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,472	$1,068	$3,472	$1,068

Available-for-Sale
Government agency	$19,963	$94	$—	$—	$19,963	$94
Mortgage-backed securities	57,242	125	—	—	57,242	125
CMO/REMICs	23,738	62	8,432	178	32,170	240
Municipal bonds	98,811	2,359	1,771	312	100,582	2,671

	$199,754	$2,640	$10,203	$490	$209,957	$3,130

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
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
CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $3.5 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of March 31, 2010, the unrealized loss on this security was $1.1 million and the fair value on the security was 62% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of March 31, 2010. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the first quarter of 2010 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment loss of $685,000 in first quarter earnings.
The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the three months ended March 31, 2010.

For the three
months ended
March 31, 2010
(in thousands)
Balance, beginning of the period	$323
Addition of OTTI that was not previously recognized	685
Reduction for securities sold during the period	—

Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—

Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,008

Government Agency — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at March 31, 2010.
Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 3.1 years. The contractual cash flows of 98.0% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.0% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. The unrealized loss greater than 12 months on these securities at March 31, 2010 is $178,000. This loss is primarily comprised of two bonds issued by non-government sponsored enterprises such as financial institutions. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2010.

Municipal Bonds — Ninety-five percent of our $656.0 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 5.8 years. The unrealized loss greater than 12 months on these securities at March 31, 2010 was $312,000. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2010.
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
At March 31, 2010 and December 31, 2009, investment securities having an amortized cost of approximately $1.86 billion and $2.02 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$164,274	$166,678	4.52%
Due after one year through five years	1,012,059	1,047,842	4.36%
Due after five years through ten years	705,379	726,686	4.36%
Due after ten years	134,074	132,769	4.05%

	$2,015,786	$2,073,975	4.35%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2010.

3. FAIR VALUE INFORMATION
The following disclosure provides fair value information for financial assets and liabilities as of March 31, 2010 and December 31, 2009. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
Investment security held-to-maturity — Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the first quarter ended, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.
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

The fair value of commitments to extend credit and standby letters of credit were not significant at either March 31, 2010 or December 31, 2009, as these instruments predominantly have adjustable terms and are of a short-term nature.
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
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$503	$—	$503	$—
Mortgage-backed securities	608,895	—	608,895	—
CMO’s / REMIC’s	750,420	—	750,420	—
Government agency	55,593	—	55,593	—
Municipal bonds	656,043	—	656,043	—
Other securities	2,521		2,521

Investment Securities-AFS	$2,073,975	$—	$2,073,975	$—
Interest Rate Swaps	5,034	—	5,034	—

Total Assets	$2,079,009	$—	$2,079,009	$—

Description of Liability
Interest Rate Swaps	$5,034	$—	$5,034	$—

Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$507	$—	$507	$—
Mortgage-backed securities	647,168	—	647,168	—
CMO’s / REMIC’s	773,165	—	773,165	—
Government agency	21,713	—	21,713	—
Municipal bonds	663,426	—	663,426	—
Other securities	2,484		2,484

Investment Securities-AFS	$2,108,463	$—	$2,108,463	$—
Interest Rate Swaps	4,334	—	4,334	—

Total Assets	$2,112,797	$—	$2,112,797	$—

Description of Liability
Interest Rate Swaps	$4,334	$—	$4,334	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at March 31, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets.
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the three
		Active Markets	Other	Significant	months ended
		for Identical	Observable	Unobservable	March 31,
	Carrying Value at	Assets	Inputs	Inputs	2010
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,472	$—	$3,472	$—	$(685)
Impaired Loans-Noncovered	$15,744	$—	$2,500	$13,244	$(8,745)
OREO-Noncovered	$15,178	$—	$—	$15,178	$(13)
OREO-Covered	$10,031	$—	$—	$10,031	$—
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2009
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,838	$—	$3,838	$—	$(323)
Impaired Loans-Noncovered	$29,982	$—	$2,500	$27,482	$(18,450)
OREO-Noncovered	$3,936	$—	$—	$3,936	$(848)
OREO-Covered	$5,565	$—	$—	$5,565	$—
The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE INFORMATION

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and cash equivalents	$281,275	$281,275	$103,254	$103,254
Interest-bearing balances due from depository institutions	50,193	50,193	1,226	1,226
FHLB Stock	97,582	97,582	97,582	97,582
Investment securities available-for-sale	2,073,975	2,073,975	2,108,463	2,108,463
Investment securities held-to-maturity	3,472	3,472	3,838	3,838
Total Loans, net of allowance for credit losses	3,834,808	3,856,043	3,970,089	3,955,500
Accrued interest receivable	27,423	27,423	28,672	28,672
Swaps	5,034	5,034	4,334	4,334

Liabilities
Deposits:
Noninterest-bearing	$1,598,022	$1,598,022	$1,561,981	$1,561,981
Interest-bearing	2,920,577	2,922,736	2,876,673	2,879,305
Demand note to U.S. Treasury	4,232	4,232	2,425	2,425
Borrowings	1,438,400	1,485,479	1,488,250	1,536,933
Junior subordinated debentures	115,055	115,815	115,055	115,817
Accrued interest payable	6,006	6,006	6,481	6,481
Swaps	5,034	5,034	4,334	4,334
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
4. BUSINESS SEGMENTS
The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 44 Business Financial Centers and 6 Commercial Banking Centers (branches), organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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
The following tables present the operating results and other key financial measures for the individual reportable segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$42,752	$22,804	$24,996	$—	$90,552
Credit for funds provided (1)	16,823	—	7,016	(23,839)	—

Total interest income	59,575	22,804	32,012	(23,839)	90,552

Interest expense	6,636	9,907	670	—	17,213
Charge for funds used (1)	3,521	8,856	11,462	(23,839)	—

Total interest expense	10,157	18,763	12,132	(23,839)	17,213

Net interest income	49,418	4,041	19,880	—	73,339

Provision for credit losses	—	—	12,200		12,200

Net interest income after provision for credit losses	$49,418	$4,041	$7,680	$—	$61,139

Non-interest income	5,604	(685)	(7,130)	—	(2,211)
Non-interest expense	13,132	380	22,410	—	35,922

Segment pretax profit (loss)	$41,890	$2,976	$(21,860)	$—	$23,006

Segment assets as of March 31, 2010	$4,825,482	$2,476,423	$769,487	$(1,282,740)	$6,788,652

	Three Months Ended March 31, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$38,523	$29,459	$10,980	$—	$78,962
Credit for funds provided (1)	9,932	—	4,501	(14,433)	—

Total interest income	48,455	29,459	15,481	(14,433)	78,962

Interest expense	7,162	14,926	1,582	—	23,670
Charge for funds used (1)	3,567	4,179	6,687	(14,433)	—

Total interest expense	10,729	19,105	8,269	(14,433)	23,670

Net interest income	37,726	10,354	7,212	—	55,292

Provision for credit losses	—	—	22,000		22,000

Net interest income after provision for credit losses	$37,726	$10,354	$(14,788)	$—	$33,292

Non-interest income	4,812	8,929	2,616	—	16,357
Non-interest expense	12,340	362	18,695	—	31,397

Segment pretax profit (loss)	$30,198	$18,921	$(30,867)	$—	$18,252

Segment assets as of March 31, 2009	$3,888,600	$2,503,903	$817,868	$(794,282)	$6,416,089

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

5. DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of March 31, 2010, the Bank entered into 31 interest-rate swap agreements with customers and 31 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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
As of March 31, 2010, the total notional amount of the Bank’s swaps was $192.9 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended March 31, 2010.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2010		March 31, 2010
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$5,034	Other Liabilities	$5,034

Total Derivatives		$5,034		$5,034

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for three months ended March 31, 2010
(amounts in thousands)

		Amount of Gain
		Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized in	on Derivative
Hedging Instruments	Income on Derivative	March 31, 2010
Interest Rate Swaps	Other Income	$141

Total		$141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and this discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the effect of acquisitions we may make; the effect of changes in laws and regulations (including laws and regulations concerning financial reform, taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and in particular “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 22% of our total loan portfolio of $3.9 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.
Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also opened six Commercial Banking Centers since 2008.
Our net income increased to $16.1 million for the first three months of 2010 compared with $13.2 million for the first three months of 2009, an increase of $2.9 million or 22.42%. Diluted earnings per common share increased to $0.15 per share for 2010, from $0.13 per share in 2009. First quarter operating results include a $12.2 million provision for credit losses and were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
We reported net earnings of $16.1 million for the three months ended March 31, 2010. This represented an increase of $2.9 million or 22.42%, from net earnings of $13.2 million for the three months ended March 31, 2009. Basic and diluted earnings per common share for the three-month period increased to $0.15 per common share for 2010, compared to $0.13 per common share for 2009. The annualized return on average assets was 0.96% for the three months of 2010 compared to an annualized return on average assets of 0.81% for the three months of 2009. The annualized return on average equity was 10.07% for the three months ended March 31, 2010, compared to an annualized return of 8.56% for the three months ended March 31, 2009.
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
Our net interest income, before the provision for credit losses, totaled $73.3 million for the three months ended March 31, 2010. This represented an increase of $18.0 million, or 32.64%, over net interest income, before provision for credit losses, of $55.3 million for the same period in 2009. The increase in net interest income of $18.0 million resulted from an $11.6 million increase in interest income and a $6.4 million decrease in interest expense.
Interest income totaled $90.6 million for the first three months of 2010. This represented an increase of $11.6 million, or 14.68%, compared to total interest income of $79.0 million for the same period last year. The increase in interest income is primarily due to a $13.4 million discount accretion on covered loans acquired from SJB. This amount represents the discount recognized from the sale of two loans and principal payments on other loans and is recorded as a yield adjustment to interest income on loans. As a result, average yield on earning assets increased to 6.06% for the three months of 2010 from 5.26% for the same period of 2009, or 80 basis points. Average earning assets decreased by $63.4 million, or 1.01%, from $6.28 billion to $6.21 billion.
Interest expense totaled $17.2 million for the first three months of 2010. This represented a decrease of $6.4 million, or 27.28%, from total interest expense of $23.7 million for the same period last year. The decrease in interest expense was primarily the result of a decrease in the average rate paid on interest-bearing liabilities to 1.52% for the first three months of 2010 from 2.07% for the same period in 2009, or 55 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $644.5 million, or 28.5%, from $2.26 billion to $2.91 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period ended March 31, 2010 and 2009. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,428,338	$16,084	4.50%	$1,822,843	$22,436	4.93%
Tax preferenced (1)	659,980	6,532	5.59%	680,439	6,996	5.80%
Investment in FHLB stock	97,582	66	0.27%	93,240	—	0.00%
Federal Funds Sold & Interest Bearing Deposits with other institutions	13,749	102	2.97%	285	4	5.61%
Loans HFS	2,143	18	3.41%	—	—	#DIV/0!
Loans (2) (3)	4,011,896	67,750	6.85%	3,680,258	49,526	5.46%

Total Earning Assets	6,213,688	90,552	6.06%	6,277,065	78,962	5.26%
Total Non Earning Assets	624,039			333,623

Total Assets	$6,837,727			$6,610,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,664,774	$2,730	0.67%	$1,184,519	$2,565	0.88%
Time Deposits	1,240,528	2,558	0.84%	1,076,331	4,025	1.52%

Total Deposits	2,905,302	5,288	0.74%	2,260,850	6,590	1.18%
Other Borrowings	1,655,551	11,925	2.88%	2,324,734	17,080	2.94%

Interest Bearing Liabilities	4,560,853	17,213	1.52%	4,585,584	23,670	2.07%

Non-interest bearing deposits	1,574,633			1,342,229
Other Liabilities	53,150			59,156
Stockholders’ Equity	649,091			623,719

Total Liabilities and Stockholders’ Equity	$6,837,727			$6,610,688

Net interest income		$73,339			$55,292

Net interest spread — tax equivalent			4.54%			3.19%
Net interest margin			4.78%			3.56%
Net interest margin — tax equivalent			4.95%			3.74%
Net interest margin excluding loan fees			4.73%			3.52%
Net interest margin excluding loan fees — tax equivalent			4.90%			3.70%

(1)	Non tax equivalent rate was 3.96% for 2010 and 4.12% for 2009.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $752; 2009, $714

(3)	Non performing loans are included in net loans as follows, (000)s omitted: 2010, $76.8 million; 2009, $48.0 million

(4)	Includes interest bearing demand and money market accounts
As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.95% for the three months of 2010, compared to 3.74% for the first three months of 2009. The increase in the net interest margin over the same period last year is primarily the result of the $13.4 million discount accretion on covered SJB loans which impacted interest income on loans. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 4.54% for the three months of 2010 and 3.19% for the same period last year. The increase in the net interest spread for the three months ended March 31, 2010 resulted from a 80 basis point increase in the yield on earning assets and a 55 basis point decrease in the cost of interest-bearing liabilities, thus generating a 135 basis point increase in the net interest spread from the same period last year. The net interest spread was positively impacted by the $13.4 million discount accretion on covered SJB loans recognized as a yield adjustment to interest income during the first quarter of 2010.

The yield (TE) on earning assets increased to 6.06% for the three months of 2010, from 5.26% for the same period last year. Average loans as a percent of earning assets increased to 64.57% in the three months of 2010 over 58.63% for the same period in 2009. Average investments as a percent of earning assets decreased to 33.61% in the three months of 2010 from 39.88% for the same period in 2009. The yield on loans for the first three months of 2010 increased to 6.85% as compared to 5.46% for the same period in 2009 as a result of $13.4 million discount accretion on SJB covered loans. The yield on loans decline at a slower rate than general interest rates as approximately 57% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five years of the loans and reset at fixed rates for the remaining 5-year terms. The yield (TE) on investments for the first three months of 2010 decreased to 4.85% compared to 5.17% for the same period in 2009.
The cost of average interest-bearing liabilities decreased to 1.52% for the first three months of 2010 as compared to 2.07% for the same period in 2009, reflecting a decrease in interest rates and change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 36.30% during the first three months of 2010 as compared to 50.70% for the same period in 2009. Average borrowings were $1.66 billion as of March 31, 2010. This represents a decrease of $669.2 million or 28.79%, from average borrowings of $2.32 billion as of March 31, 2009. The cost of borrowings for the first three months of 2010 decreased to 2.88% as compared to 2.94% for the same period in 2009. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first three months of 2010 decreased to 0.74% as compared to 1.18% for the same period in 2009, while average deposits increased $644.5 million or 28.50% over the same periods. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
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

	Comparison of quarters ended March 31,
	2010 Compared to 2009
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(4,825)	$(1,956)	$429	$(6,352)
Tax-advantaged securities	(275)	(194)	5	(464)
Fed funds sold & interest-bearing deposits with other institutions	189	(2)	(89)	98
Investment in FHLB stock	—	63	3	66
Loans HFS	—	—	18	18
Loans	4,465	12,614	1,145	18,224

Total interest on earning assets	(446)	10,525	1,511	11,590

Interest Expense:
Savings deposits	1,042	(613)	(266)	163
Time deposits	615	(1,805)	(275)	(1,465)
Other borrowings	(4,918)	(349)	112	(5,155)

Total interest on interest-bearing liabilities	(3,261)	(2,767)	(429)	(6,457)

Net Interest Income	$2,815	$13,292	$1,940	$18,047

Interest and Fees on Loans
Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $67.8 million for the first three months of 2010. This represented an increase of $18.2 million, or 36.84%, from interest and fees on loans of $49.5 million for the same period in 2009. The increase in interest on loans was primarily due to the $13.4 million discount accretion on covered loans acquired from SJB. This amount represents the discount recognized from the sale of two loans and principal payments on other loans. As a result, the yield on loans increased to 6.85% for the first three months of 2010, compared to 5.46% for the same period in 2009. Average loans increased $331.6 million, or 9.01%, from $3.68 billion for the first three months of 2009 to $4.01 billion for the first three months of 2010 due to the acquisition of SJB.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at March 31, 2010 and 2009.
Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $752,000 for the first three months of 2010, as compared to $714,000 for the same period in 2009, an increase of $38,000 or 5.32%.

Interest on Investments
The second most important component of interest income is interest on investments, which totaled $22.8 million for the first three months of 2010. This represented a decrease of $6.7 million, or 22.60%, from interest on investments of $29.4 million for the same period in 2009. The decrease in interest on investments for the three months of 2010 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 4.85% for the first three months of 2010 compared to 5.17% for the first three months of 2009. Average investment balances for the first three months for 2010 decreased $397.2 million, or 15.29% from the same period last year.
Interest on Deposits
Interest on deposits totaled $5.3 million for the first three months of 2010. This represented a decrease of $1.3 million, or 19.76%, from interest on deposits of $6.6 million for the first three months of 2009. The decrease is due to the decrease in interest rates on deposits offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.74% for the first three months of 2010 from 1.18% for the first three months of 2009. Average interest-bearing deposits increased $644.5 million, or 28.50%, over the same period last year.
Interest on Borrowings
Interest on borrowings totaled $11.1 million for the first three months of 2010. This represented a decrease of $4.8 million, or 30.02%, from interest on borrowings of $15.9 million for the same period of 2008. The decrease is due to the decrease in average borrowings of $669.2 million, or 30.28%, compared to the same period last year. Interest rates on borrowings remained constant at 2.89% and 2.88% for the first three months of 2010 and 2009, respectively.
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
We made a provision for credit losses of $12.2 million during the first three months of 2010 and $22.0 million during the same period in 2009. The decrease in the provision for credit losses during the first three months of 2010 was primarily due to the decrease in incremental classified assets from December 31, 2009 to March 31, 2010 compared to the same period last year. We continue to make greater provisions for credit losses in order to build our reserves based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses. The ratio of the allowance for credit losses to total loans as of March 31, 2010 and 2009 was 3.20% and 1.80%, respectively.
No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $8.8 million for the first three months of 2010 and $10.2 million during the same period of 2009. See “Risk Management – Credit Risk” herein.

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
We reported other operating income of ($2.2 million) for the first three months of 2010, compared to other operating income of $16.4 million during the same period of 2009. This represents a decrease of $18.6 million, or 113.52% due to a $10.6 million reduction in the FDIC loss sharing asset during the first three months of 2010 and a gain on sale of securities of $8.9 million during the first three months of 2009. This was partially offset by increases in service charge fee income, trust and investment services income, BOLI income and bankcard services income.
Other Operating Expenses
Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $35.9 million for the first three months of 2010. This represents an increase of $4.5 million, or 14.41% over other operating expenses of $31.4 million for the same period in 2009. The increase was primarily due increases in salaries and employee expenses of $2.2 million, or 14.25%, as a result of the acquisition of SJB. In addition, professional services expenses were up $1.1 million, or 65.60%, compared to the same period last year, primarily due to increases in acquisition costs, as well as, legal expenses for the management of non-accrual and OREO loans.
At March 31, 2010, we employed 740 full time equivalent employees, compared to 700 full time equivalent employees at March 31, 2009.
For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.13% and 1.93% for the first three months of 2010 and 2009, respectively.
Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2010, the efficiency ratio was 60.96%, compared to a ratio of 63.24% for the same period in 2009. The efficiency ratio, before the provision for credit losses, was 50.50% for the first three months of 2010 and 50.06% for the first three months of 2009.
Income Taxes
The Company’s effective tax rate for the three months of 2010 was 29.93% compared to 27.85% for the same period in 2009. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the increase in tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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
Business Financial and Commercial Banking Centers
Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three months ended March 31, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended March 31,
Key Measures:	2010	2009
	(amounts in thousands)
Statement of Operations
Interest income	$59,575	$48,455
Interest expense	10,157	10,729

Net Interest Income	$49,418	$37,726

Non-interest income	5,604	4,812
Non-interest expense	13,132	12,340

Segment pretax profit (loss)	$41,890	$30,198

Balance Sheet
Average loans	$4,200,708	$3,680,258
Average non-interest bearing deposits	$1,574,633	$1,342,229
Average interest-bearing deposits	$2,905,302	$2,260,850
Yield on loans	5.25%	5.46%
Rate paid on deposits	0.74%	1.18%
For the three months ended March 31, 2010, segment profit increased by $11.7 million, or 38.72%, compared to the same period last year. This was primarily due to the increase in interest income of $11.1 million, or 22.95%, due to increases in loan balances as a result of the SJB acquisition. Average loan balances increased $520.5 million or 14.14%, from the same period last year. This increase was offset by a decrease in loan yield of 21 basis points. Rates paid on deposits decreased 44 basis points, while average interest-bearing deposits increased $644.4 million, or 28.50%. Non-interest income increased by $792,000, or 16.46%, compared to the first three months of 2009. Non-interest expense increased $792,000, or 6.42%, compared to the same period last year.

Treasury
Key measures we use to evaluate the Treasury’s performance are included in the following table for the three months ended March 31, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended March 31,
Key Measures:	2010	2009
	(amounts in thousands)
Statement of Operations
Interest income	$22,804	$29,459
Interest expense	18,763	19,105

Net Interest Income	$4,041	$10,354

Non-interest income (expense)	(685)	8,929
Non-interest expense	380	362

Segment pretax profit (loss)	$2,976	$18,921

Balance Sheet
Average investments	$2,199,650	$2,596,807
Average borrowings	$1,540,496	$2,209,679
Yield on investments-TE	4.85%	5.17%
Non-tax equivalent yield	3.96%	4.12%
Rate paid on borrowings	2.89%	2.88%
For the three months ended March 31, 2010, segment profits decreased by $15.9 million from the same period last year. The decrease is primarily due to the $8.9 million gain on sale of securities recognized during the first three months of 2009 and the decrease in net interest income of $6.3 million year over year. The decrease in net interest income is due to the decrease in average investments of $397.2 million, or 15.29%, and a decrease in yield on investments of 32 basis points from the three months ended March 31, 2009.
There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Three months ended March 31,
Key Measures:	2010	2009
	(amounts in thousands)
Statement of Operations
Interest income	$32,012	$15,481
Interest expense	12,132	8,269

Net interest income	$19,880	$7,212

Provision for Credit Losses	12,200	22,000
Non-interest income (expense)	(7,130)	2,616
Non-interest expense	22,410	18,695

Pre-tax loss	$(21,860)	$(30,867)

The Company’s administration and other operating departments reported pre-tax loss of $21.8 million for the first three months of 2010. This represents an increase of $9.0 million or 29.18%, from a pre-tax loss of $30.9 million for the same period in 2009. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $9.8 million. The increase in net interest income of $12.7 million is primarily due to the $13.4 million discount accretion on SJB loans. This is offset by a decrease in non-interest income (expense) of $9.7 million which is primarily due to the reduction in the FDIC loss sharing asset of $10.6 million.

ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $6.79 billion at March 31, 2010. This represented an increase of $48.9 million, or 0.73%, from total assets of $6.74 billion at December 31, 2009 primarily due to an increase in cash and due from banks of $178.0 million, or 172.41%, offset by a decrease in earning assets. Earning assets totaled $6.07 billion at March 31, 2010. This represented a decrease of $117.5 million, or 1.90%, from total earning assets of $6.18 billion at December 31, 2009, primarily due to a decrease in loans. Total liabilities were $6.14 billion at March 31, 2010, up $34.3 million, or 0.56%, from total liabilities of $6.10 billion at December 31, 2009. Total equity increased $14.5 million, or 2.28%, to $652.8 million at March 31, 2010, compared with total equity of $638.2 million at December 31, 2009.
Investment Securities
The Company reported total investment securities of $2.08 billion at March 31, 2010. This represented a decrease of $34.9 million, or 1.65%, from total investment securities of $2.11 billion at December 31, 2009. Investment securities comprise 34.25% of the Company’s total earning assets at March 31, 2010.
Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2010, securities held as available-for-sale had a fair value of $2.07 billion, representing 99.8% of total investment securities, with an amortized cost of $2.02 billion. At March 31, 2010, the net unrealized holding gain on securities available-for-sale was $58.2 million and that resulted in accumulated other comprehensive income of $33.1 million (net of $25.1 million in deferred taxes). At December 31, 2009, the Company reported net unrealized gain on investment securities available-for-sale of $47.2 million and accumulated other comprehensive income of $26.4 million (net of deferred taxes of $20.8 million).
Table 3 sets forth investment securities available-for-sale at March 31, 2010 and December 31, 2009.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	March 31, 2010		December 31, 2009
		Total		Total
	Fair Value	Percent	Fair Value	Percent
Investment Securities Available-for-Sale:
U.S. Treasury securities	$503	0.02%	$507	0.02%
Mortgage-backed securities	608,895	29.37%	647,168	30.70%
CMO’s / REMIC’s	750,420	36.18%	773,165	36.67%
Government agency	55,593	2.68%	21,713	1.03%
Municipal bonds	656,043	31.63%	663,426	31.46%
Other securities	2,521	0.12%	2,484	0.12%

Total Investment Securities	$2,073,975	100.00%	$2,108,463	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2010 was 4.35% with a weighted-average life of 4.7 years. This compares to a yield of 4.41% at December 31, 2009 with a weighted-average life of 4.7 years and a yield of 4.66% at March 31, 2009 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
Approximately 67% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2010 and December 31, 2009.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,472	$1,068	$3,472	$1,068

Available-for-Sale
Government agency	$19,963	$94	$—	$—	$19,963	$94
Mortgage-backed securities	57,242	125	—	—	57,242	125
CMO/REMICs	23,738	62	8,432	178	32,170	240
Municipal bonds	98,811	2,359	1,771	312	100,582	2,671

	$199,754	$2,640	$10,203	$490	$209,957	$3,130

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 – Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
During the first quarter of 2010, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $685,000 was recognized as an offset to other operating income.
Loans
At March 31, 2010, we reported total loans, net of deferred loan fees, of $3.9 billion. This represents a decrease of $131.9 million, or 3.23%, from total loans, net of deferred loan fees, of $4.08 billion at December 31, 2009. Total loans, net of deferred loan fees, comprise 65.08% of our total earning assets.

The following tables present our loan portfolio, segregated into covered versus non-covered loans, by category as of March 31, 2010 and December 31, 2009.
Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	March 31, 2010
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$407,888	$63,183	$471,071
Real Estate:
Construction	221,130	127,916	349,046
Commercial Real Estate	1,994,422	324,483	2,318,905
SFR Mortgage	253,310	8,366	261,676
Consumer	62,479	11,829	74,308
Municipal lease finance receivables	155,511	881	156,392
Auto and equipment leases, net of unearned discount	27,546	—	27,546
Dairy and Livestock/Agribusiness	392,334	65,723	458,057

Gross Loans	$3,514,620	$602,381	$4,117,001

Less: Purchase Accounting Discount	—	(163,842)	(163,842)
Less: Deferred net loan fees	(6,030)	—	(6,030)

Gross loans, net of deferred loan fees	$3,508,590	$438,539	$3,947,129
Less: Allowance for credit losses	(112,321)	—	(112,321)

Net Loans	$3,396,269	$438,539	$3,834,808

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.20%		2.85%

	December 31, 2009
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$413,715	$61,802	$475,517
Real Estate:
Construction	265,444	136,065	401,509
Commercial Real Estate	1,989,644	357,140	2,346,784
SFR Mortgage	265,543	17,510	283,053
Consumer	67,693	11,066	78,759
Municipal lease finance receivables	159,582	983	160,565
Auto and equipment leases, net of unearned discount	30,337	—	30,337
Dairy and Livestock/Agribusiness	422,958	70,493	493,451

Gross Loans	$3,614,916	$655,059	$4,269,975

Less: Purchase Accounting Discount	—	(184,419)	(184,419)
Less: Deferred net loan fees	(6,537)	(6)	(6,543)

Gross loans, net of deferred loan fees	$3,608,379	$470,634	$4,079,013
Less: Allowance for credit losses	(108,924)	—	(108,924)

Net Loans	$3,499,455	$470,634	$3,970,089

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.02%		2.67%
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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total loans and commercial real estate loans by region as of March 31, 2010.

	March 31, 2010
			Non-Covered
Non-Covered			Commercial
Loans by Market Area	Total Non-Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$1,148,558	32.7%	$799,707	40.0%
Inland Empire	764,922	21.8%	474,206	23.8%
Central Valley	612,110	17.4%	284,422	14.3%
Orange County	514,543	14.6%	323,176	16.2%
Other Areas	474,487	13.5%	112,911	5.7%

	$3,514,620	100.0%	$1,994,422	100.0%

	March 31, 2010
Covered Loans			Covered Commercial
Loans by Market Area	Total Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$20,480	3.4%	$3,042	0.9%
Inland Empire	3,199	0.5%	240	0.1%
Central Valley	466,589	77.5%	276,426	85.2%
Orange County	7,294	1.2%	3,597	1.1%
Other Areas (1)	104,819	17.4%	41,178	12.7%

	$602,381	100.0%	$324,483	100.0%

(1)	Other areas include church and hotel loans that are out-of-state or in other areas of California
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

	March 31, 2010
			Percent	Average
Non-Covered Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$53,584	2.4%	100.0%	$457
Single Family-Mortgage Pools	199,726	8.9%	100.0%	337
Multifamily	107,765	4.8%	0.0%	876
Industrial	655,761	29.1%	37.2%	866
Office	387,922	17.3%	24.2%	1,018
Retail	239,986	10.7%	15.0%	1,062
Medical	134,324	6.0%	42.6%	1,840
Secured by Farmland	158,427	7.0%	100.0%	2,112
Other	310,237	13.8%	48.8%	1,189

	$2,247,732	100.0%	44.5%	1,047

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $53.6 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $199.7 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
The table below provides a breakdown of our covered real estate loans.

	March 31, 2010
Covered Real Estate Loans			Average Loan
(amounts in thousands)	Loan Balance	Percent	Balance
Single Family-Direct	$8,366	2.5%	$279
Multifamily	21,664	6.5%	505
Industrial	42,110	12.7%	546
Office	32,263	9.7%	560
Retail	40,336	12.1%	706
Medical	28,659	8.6%	653
Secured by Farmland	6,487	1.9%	1,274
Secured by Hotels	61,777	18.6%	3,634
Church Loans	46,220	13.9%	1,778
Other	44,967	13.5%	678

	$332,849	100.0%	$1,343

As of March 31, 2010, the Company had $349.0 million in construction loans. This represents 8.5% of gross loans outstanding of $4.1 billion. The following table presents a break-down of our non-covered construction loans by county and type.

	March 31, 2010
Non-Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Inland Empire	$3,352	64.4%	$15,500	34.8%	$18,852	37.8%
Los Angeles	—	0.0%	24,848	55.6%	24,848	49.9%
Central Valley	1,849	35.6%	264	0.6%	2,113	4.2%
San Diego	—	0.0%	4,039	9.0%	4,039	8.1%

	$5,201	100.0%	$44,651	100.0%	$49,852	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$12,960	36.7%	$50,893	37.4%	$63,853	37.3%
Orange	—	0.0%	3,357	2.5%	3,357	2.0%
Los Angeles	4,700	13.3%	38,139	28.1%	42,839	25.0%
Central Valley	10,723	30.3%	14,844	10.9%	25,567	14.9%
Other (includes out-of-state)	6,977	19.7%	28,685	21.1%	35,662	20.8%

	$35,360	100.0%	$135,918	100.0%	$171,278	100.0%

Of this $223.7 million in non-covered construction loans, approximately 23%, or $52.4 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $171.3 million, were related to commercial construction. The average balance of any single construction loan is approximately $3.4 million. Our construction loans are located throughout our marketplace as can be seen in the table above. Of the total SFR and multifamily loans, $33.3 million are for multifamily and the remainder represents single-family loans.
The following table presents a break-down of our covered construction loans by county and type.

	March 31, 2010
Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Central Valley	47,981	84.1%	12,618	85.6%	60,599	84.4%
Other (includes out-of-state)	9,074	15.9%	2,120	14.4%	11,194	15.6%

	$57,055	100.0%	$14,738	100.0%	$71,793	100.0%

	Commercial
	Land
	Development		Construction		Total
Central Valley	14,214	100.0%	33,909	80.9%	48,123	85.7%
Other (includes out-of-state)	—	0.0%	8,000	19.1%	8,000	14.3%

	$14,214	100.0%	$41,909	100.0%	$56,123	100.0%

Allowance for Credit Losses
The allowance for credit losses was $112.3 million as of March 31, 2010. This represents an increase of $3.4 million, or 3.12%, compared to allowance for credit losses of $108.9 million as of December 31, 2009. Activity in the allowance for credit losses was as follows for the first three months of 2010 and for the year ended December 31, 2009.

	March 31,	December 31,
	2010	2009
	(amounts in thousands)

Balance, beginning of year	$108,924	$53,960
Provision charged to operations	12,200	80,500
Loans charged-off	(8,931)	(26,339)
Recoveries on loans previously charged-off	128	803

Balance, end of the period	$112,321	$108,924

Non-performing Assets (Non-Covered)
We had non-covered non-performing assets of $92.0 million at March 31, 2010. Non-performing assets represent 2.61% of total loans and OREO and 1.36% of total assets at March 31, 2010. We had non-performing assets of $73.7 million at December 31, 2009. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 5 — Non-Performing Assets
(Non-Covered)

	March 31,	December 31,
	2010	2009
	(amounts in thousands)
Non-accrual loans	$62,410	$68,762
Restructured loans (non-performing)	14,430	1,017
Other real estate owned (OREO)	15,178	3,936

Total nonperforming assets	$92,018	$73,715

Restructured loans (performing)	$9,477	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	2.61%	2.04%

Percentage of nonperforming assets to total assets	1.36%	1.09%

We had loans with a balance of $86.3 million classified as impaired at March 31, 2010. This balance includes the non-performing loans of $76.8 million and loans which were restructured in a troubled debt restructuring with a balance of $23.9 million as of March 31, 2010, of which $14.4 million are also non-performing. At December 31, 2009, we had impaired loans with a balance of $72.3 million. Impaired loans measured 2.26% of total non-covered loans as of March 31, 2010.
As of March 31, 2010, we had $15.2 million in non-covered OREO compared to $3.9 million as of December 31, 2009, an increase of $11.3 million. This was primarily due to the sales of existing OREO properties of $1.2 million, offset by the transfer of $12.5 million from non-performing loans during the first three months of 2010. During the first three months of 2010, the Bank incurred expenses of $13,000 related to the holding of OREO.
The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Non-Performing Loans
Residential Construction and Land	$2,855	$13,843	$15,729	$17,348	$20,943
Commercial Construction	31,216	23,832	19,636	21,270	22,102
Residential Mortgage	13,726	11,787	8,102	4,632	2,203
Commercial Real Estate	22,041	17,129	13,522	7,041	1,661
Commercial and Industrial	6,879	3,173	1,045	859	792
Consumer	123	15	100	115	336

Total	$76,840	$69,779	$58,134	$51,265	$48,037

% of Total Loans	2.19%	1.93%	1.61%	1.42%	1.31%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	8,143	—	—	—	—
Residential Mortgage	3,746	4,921	1,510	2,069	3,814
Commercial Real Estate	3,286	2,407	190	1,074	8,341
Commercial and Industrial	2,714	2,973	5,094	590	1,720
Dairy & Livestock	—	—	—	3,551	—
Consumer	28	239	87	8	62

Total	$17,917	$10,540	$6,881	$7,292	$13,937

% of Total Loans	0.51%	0.29%	0.19%	0.20%	0.38%

OREO
Residential Construction and Land	$11,113	$—	$1,137	$1,789	$2,416
Commercial Construction	—	—	—	—	—
Commercial Real Estate	3,746	3,936	—	1,187	4,612
Commercial and Industrial	—	—	—	893	893
Residential Mortgage	319	—	—	—	745
Consumer	—	—	—	166	—

Total	$15,178	$3,936	$1,137	$4,035	$8,666

Total Non-Performing, Past Due & OREO	$109,935	$84,255	$66,152	$62,592	$70,640

% of Total Loans	3.13%	2.33%	1.84%	1.73%	1.93%
We had $76.8 million in non-covered non-performing loans at March 31, 2010, or 2.19% of total non-covered loans. This compares to $69.8 million in non-performing loans at December 31, 2009 and $48.0 million in non-performing loans at March 31, 2009. Non-performing loans consist of $2.9 million in residential real estate construction and land loans, $31.2 million in commercial construction loans, $13.7 million in single-family mortgage loans, $22.0 million in commercial real estate loans, $6.9 million in other commercial loans and $0.1 million in consumer loans.
The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of March 31, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We anticipate that there will be some additional losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
At March 31, 2010, total deposits were $4.52 billion, representing an increase of $79.9 million, or 1.80%, over total deposits of $4.44 billion at December 31, 2009. The composition of deposits is as follows:

	March 31, 2010		December 31, 2009
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,598,022	35.4%	$1,561,981	35.2%
Interest bearing deposits
Savings Deposits	1,696,504	37.5%	1,682,415	37.9%
Time deposits	1,224,073	27.1%	1,194,258	26.9%

Total deposits	$4,518,599	100.0%	$4,438,654	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.60 billion at March 31, 2010, representing an increase of $36.0 million, or 2.31%, over total demand deposits of $1.56 billion at December 31, 2009. Non-interest-bearing demand deposits represented 35.4% of total deposits as of March 31, 2010 and 35.2% of total deposits as of December 31, 2009.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.70 billion at March 31, 2010, representing an increase of $14.1 million, or 0.84%, over savings deposits of $1.68 billion at December 31, 2009.
Time deposits totaled $1.22 billion at March 31, 2010. This represented an increase of $29.8 million, or 2.50%, over total time deposits of $1.19 billion at December 31, 2009.
Other Borrowed Funds
To achieve the desired growth in earning assets and to fully utilize our capital, we fund this growth through generating sources of funds other than deposits. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company). Next we pursue the growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 25.59% as of March 31, 2010, as compared to 31.23% as of December 31, 2009.
We enter into short-term borrowing agreements (borrowings with original maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had no outstanding balances under these agreements at March 31, 2010 and December 31, 2009. As a result of the increase in our deposits and customer repurchases, it is possible for us to reduce our reliance on borrowings.
In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement with J.P. Morgan of $250.0 million, with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2012. In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of March 31, 2010 and December 31, 2009, total customer repurchases were $535.2 million and $485.1 million, respectively, with weighted average annual interest rates of 0.84% and 0.95%. As of March 31, 2010 and December 31, 2009, total funds borrowed under these agreements were $785.2 million and $735.1 million, respectively.

We also entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the FHLB. We had outstanding balances of $650.0 million and $750.0 million under these agreements at March 31, 2010 and December 31, 2009, respectively. The weighted average annual interest rate was 3.63% and 3.81% at March 31, 2010 and December 31, 2009, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2010 and December 31, 2009 the amounts held by the Bank in the TT&L Note Option Program were $4.2 million and $2.4 million, collateralized by securities, respectively. Amounts are payable on demand.
At March 31, 2010, borrowed funds totaled $1.44 billion, representing a decrease of $48.0 million, or 3.22%, from total borrowed funds of $1.49 billion at December 31, 2009.
Aggregate Contractual Obligations
The following table summarizes our contractual commitments as of March 31, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)
Deposits	$4,518,598	$4,499,701	$10,310	$5,386	$3,201
Repurchase Agreements	785,214	535,214	250,000	—	—
FHLB and Other Borrowings	659,232	4,232	100,000	100,000	455,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,558	635	1,613	1,591	5,719
Operating Leases	24,300	4,144	9,139	4,892	6,125

Total	$6,111,957	$5,043,926	$371,062	$111,869	$585,100

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
Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of March 31, 2010.
Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
Operating leases represent the total minimum lease payments under noncancelable operating leases.

Off-Balance Sheet Arrangements
At March 31, 2010, we had commitments to extend credit of approximately $653.5 million and obligations under letters of credit of $68.5 million and available lines of credit totaling $1.06 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.2 million as of March 31, 2010 and $7.9 million as of December 31, 2009.
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
The following table summarizes the off-balance sheet arrangements at March 31, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(Amounts in thousands)
2010
Commitment to extend credit	653,526	208,965	68,247	56,126	320,188
Obligations under letters of credit	68,541	52,940	9,715	5,886	—

Total	$722,067	$261,905	$77,962	$62,012	$320,188

Liquidity and Cash Flow
Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2010, the Bank’s loan to deposit ratio averaged 89.55%, compared to an average ratio of 102.14% for the same period in 2009. The Bank’s ratio of loans to deposits and customer repurchases averaged 79.46% for the first three months of 2010 and 92.24% for the same period in 2009.
CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At March 31, 2010, approximately $107.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
Net cash provided by operating activities totaled $41.9 million for the first three months of 2010, compared to $34.4 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in interest paid on deposits.
Net cash provided by investing activities totaled $162.0 million for the first three months of 2010, compared to net cash provided by investing activities of $235.4 million for the same period in 2009. The cash provided by investing activities was primarily the result of a decrease in loans during the first three months of 2010, offset by purchases, repayments and maturities of investment securities.
Net cash provided by financing activities totaled $23.1 million for the first three months of 2010, compared to net cash used in financing activities of $263.8 million for the same period last year. The cash provided by financing activities during the first three months of 2010 was primarily due to an increase in deposits and customer repurchases, offset by repayment of advances from FHLB. The increase in cash used during the first three months of 2009 was primarily due to repayment of FHLB advances, offset by increases in deposits.
At March 31, 2010, cash and cash equivalents totaled $331.5 million. This represented an increase of $230.3 million, or 227.5%, over a total of $101.2 million at March 31, 2009 and an increase of $227.0 million, or 217.3%, over a total of $104.5 million at December 31, 2009.
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
The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2010, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.
The Company’s equity capital was $652.8 million at March 31, 2010. This represented an increase of $14.5 million, or 2.28%, over equity capital of $638.2 million at December 31, 2009. The Company’s 2009 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 17 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
During the first three months of 2010, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.085 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2010, and December 31, 2009.

	Required
	Minimum	March 31, 2010		December 31, 2009
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	15.5%	15.4%	14.9%	14.9%
Total	8.00%	16.8%	16.7%	16.3%	16.2%
Leverage ratio	4.00%	9.9%	9.8%	9.6%	9.6%
Tangible Capital Ratio		8.7%	10.3%	8.4%	10.0%
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
Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the three months ended March 31, 2010 and 2009.

TABLE 7 — Summary of Credit Loss Experience
(Non-Covered Loans)

	Three months ended March 31,
	2010	2009
	(amounts in thousands)
Amount of Total Loans at End of Period (1)	$3,508,590	$3,658,859

Average Total Loans Outstanding (1)	$3,557,310	$3,680,258

Allowance for Credit Losses:
Beginning of Period	$108,924	$53,960
Loans Charged-Off:
Construction Loans	4,684	7,643
Real Estate Loans	565	188
Commercial and Industrial	3,611	2,212
Lease Financing Receivables	—	144
Consumer Loans	71	117

Total Loans Charged-Off	8,931	10,304

Recoveries:
Real Estate Loans	—	—
Commercial and Industrial	120	13
Lease Financing Receivables	—	73
Consumer Loans	8	13

Total Loans Recovered	128	99

Net Loans Charged-Off	8,803	10,205

Provision Charged to Operating Expense	12,200	22,000

Allowance for Credit Losses at End of period	$112,321	$65,755

(1) Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	0.25%	0.28%
Net Loans Charged-Off to Total Loans at End of Period	0.25%	0.28%
Allowance for Credit Losses to Average Total Loans	3.16%	1.79%
Allowance for Credit Losses to Total Loans at End of Period	3.20%	1.80%
Net Loans Charged-Off to Allowance for Credit Losses	7.84%	15.52%
Net Loans Charged-Off to Provision for Credit Losses	72.16%	46.39%
While we believe that the allowance at March 31, 2010, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
•
We have $295.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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
We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap indicates that interest-bearing liabilities will reprice faster than earning assets. This will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

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
Approximately $1.4 billion, or 65%, of the total investment portfolio at March 31, 2010 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2010:

	Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(3.85%	)
- 100 basis points	0.70%
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

The Bank utilizes an independent external firm to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The independent external firm’s audit plan includes a periodic review of each branch and department of the Bank.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not Applicable
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any common stock during the three months ended March 31, 2010. Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock, all of which remain to be repurchased at March 31, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. OTHER INFORMATION
Not Applicable

ITEM 5. EXHIBITS

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

CVB FINANCIAL CORP. (Registrant)
Date: May 10, 2010	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Chief Financial Officer