Form 10-Q
period 2010-06-30
CVB FINANCIAL CORP
filed 2010-08-09
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 106,435,754 outstanding as of August 4, 2010.

CVB FINANCIAL CORP.
2010 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$451,236	$103,254
Interest-bearing balances due from depository institutions	50,274	1,226

Total cash and cash equivalents	501,510	104,480

Investment in stock of Federal Home Loan Bank (FHLB)	93,962	97,582
Investment securities available-for-sale	2,011,492	2,108,463
Investment securities held-to-maturity	3,173	3,838

Loans held-for-sale	2,554	1,439

Loans and lease finance receivables	3,929,321	4,079,013
Allowance for credit losses	(118,548)	(108,924)

Net Loans and lease finance receivables	3,810,773	3,970,089

Premises and equipment, net	42,585	41,444
Bank owned life insurance	111,385	109,480
Accrued interest receivable	26,967	28,672
Intangibles	10,872	12,761
Goodwill	55,097	55,097
FDIC loss sharing asset	111,992	133,258
Other assets	78,034	73,166

TOTAL ASSETS	$6,860,396	$6,739,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,646,717	$1,561,981
Interest-bearing	2,954,773	2,876,673

Total deposits	4,601,490	4,438,654
Demand Note to U.S. Treasury	2,611	2,425
Repurchase agreements	745,661	735,132
Borrowings	653,254	753,118
Accrued interest payable	5,818	6,481
Deferred compensation	9,281	9,166
Junior subordinated debentures	115,055	115,055
Other liabilities	53,242	41,510

TOTAL LIABILITIES	6,186,412	6,101,541

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,435,754 (2010) and 106,263,511 (2009)	493,393	491,226
Retained earnings	137,670	120,612
Accumulated other comprehensive income, net of tax	42,921	26,390

Total stockholders’ equity	673,984	638,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,860,396	$6,739,769

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$59,172	$49,771	$126,940	$99,296
Investment securities:
Taxable	14,391	19,134	30,475	41,570
Tax-preferred	6,409	6,815	12,941	13,811

Total investment income	20,800	25,949	43,416	55,381
Dividends from FHLB stock	63	—	129	—
Federal funds sold and Interest bearing deposits with other institutions	238	55	340	59

Total interest income	80,273	75,775	170,825	154,736
Interest expense:
Deposits	4,841	6,439	10,129	13,029
Borrowings	10,390	14,212	21,510	30,102
Junior subordinated debentures	828	1,029	1,633	2,219

Total interest expense	16,059	21,680	33,272	45,350

Net interest income before provision for credit losses	64,214	54,095	137,553	109,386
Provision for credit losses	11,000	20,000	23,200	42,000

Net interest income after provision for credit losses	53,214	34,095	114,353	67,386

Other operating income:
Impairment loss on investment securities	—	—	(98)	—
Plus: Reclassification of credit-related impairment loss from other comprehensive income	—	—	(587)	—

Net impairment loss on investment securities recognized in earnings	—	—	(685)	—
Service charges on deposit accounts	4,196	3,643	8,461	7,360
Trust and Investment Services	2,209	1,604	4,327	3,265
Bankcard services	711	586	1,350	1,120
BOLI income	737	659	1,581	1,396
Reduction in FDIC loss sharing asset	(1,587)	—	(12,170)	—
Other	371	598	1,562	1,377
Gain on sale of securities	8,781	12,619	8,781	21,548

Total other operating income	15,418	19,709	13,207	36,066

Other operating expenses:
Salaries and employee benefits	17,479	15,376	35,552	31,196
Occupancy and Equipment	4,782	4,421	9,835	8,870
Professional services	2,881	1,658	5,688	3,352
Amortization of intangibles	939	734	1,889	1,523
Other	15,366	10,790	24,405	19,435

Total other operating expenses	41,447	32,979	77,369	64,376

Earnings before income taxes	27,185	20,825	50,191	39,076
Income taxes	8,170	4,964	15,057	10,048

Net earnings	$19,015	$15,861	$35,134	$29,028
Preferred stock dividend and other reductions	64	2,000	119	3,993

Net earnings allocated to common shareholders	$18,951	$13,861	$35,015	$25,035

Comprehensive income	$28,812	$5,329	$51,665	$24,771

Basic earnings per common share	$0.18	$0.17	$0.33	$0.30

Diluted earnings per common share	$0.18	$0.17	$0.33	$0.30

Cash dividends per common share	$0.085	$0.085	$0.17	$0.17

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Proceeds from exercise of stock options	173	725				725
Tax benefit from exercise of stock options		337				337
Stock-based Compensation Expense		1,105				1,105
Cash dividends declared Common ($0.17 per share)			(18,076)			(18,076)
Comprehensive income:
Net earnings			35,134		$35,134	35,134
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				16,191	16,191	16,191
Portion of impairment loss on investment securities reclassified in the current year, net				340	340	340

Comprehensive income					$51,665

Balance June 30, 2010	106,436	$493,393	$137,670	$42,921		$673,984

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Loss	Income	Total

Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Issuance of common stock	56		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			783				783
Amortization of preferred stock discount		711		(711)			—
Cash dividends ($0.17 per share)
Preferred				(3,250)			(3,250)
Common				(14,162)			(14,162)
Comprehensive income:
Net earnings				29,028		$29,028	29,028
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net					(4,257)	(4,257)	(4,257)

Comprehensive income						$24,771

Balance June 30, 2009	83,326	$122,219	$365,594	$111,089	$24,474		$623,376

	At June 30,
	2010	2009

Disclosure of reclassification amount
Unrealized gain/(loss) on securities arising during the period	$28,501	$(7,339)
Tax (benefit)/expense	(11,970)	3,082

Net unrealized gain/(loss) on securities	$16,531	$(4,257)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$156,010	$155,769
Service charges and other fees received	15,668	14,494
Interest paid	(34,043)	(46,533)
Cash paid to vendors and employees	(54,566)	(59,257)
Income taxes paid	(18,522)	(23,386)

Net cash provided by operating activities	64,547	41,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	3,621	—
Proceeds from sales of investment securities	173,607	440,343
Proceeds from repayment of investment securities	142,689	210,361
Proceeds from maturity of investment securities	54,509	46,417
Purchases of investment securities	(238,172)	(462,387)
Net decrease in loans and lease finance receivables	136,401	95,787
Proceeds from sales of premises and equipment	87	216
Proceeds from sales of other real estate owned	7,901	9,413
Purchase of premises and equipment	(4,611)	(2,172)
Other, net	(330)	(375)

Net cash provided by investing activities	275,702	337,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	157,890	276,273
Net increase in time deposits	5,190	198,791
Repayment of advances from Federal Home Loan Bank	(100,000)	(600,000)
Net increase/(decrease) in other borrowings	186	(179,037)
Net increase in repurchase agreements	10,529	68,298
Cash dividends on preferred stock	—	(3,250)
Cash dividends on common stock	(18,076)	(14,162)
Proceeds from exercise of stock options	725	280
Tax benefit related to exercise of stock options	337	62

Net cash (used in)/provided by financing activities	56,781	(252,745)

NET INCREASE IN CASH AND CASH EQUIVALENTS	397,030	125,945
CASH AND CASH EQUIVALENTS, beginning of period	104,480	95,297

CASH AND CASH EQUIVALENTS, end of period	$501,510	$221,242

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Six Months
	Ended June 30,
	2010	2009
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$35,134	$29,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(8,781)	(21,548)
Loss on sale of premises and equipment	65	57
Loss on sale of other real estate owned	(910)	—
Increase from bank owned life insurance	(1,581)	(1,396)
Net amortization of premiums on investment securities	2,357	579
Accretion of SJB Discount	(17,852)	—
Provisions for credit losses	23,200	42,000
Reduction in FDIC Loss Sharing Asset	12,170	—
Stock-based compensation	1,105	783
Depreciation and amortization	5,206	5,002
Change in accrued interest receivable	1,705	2,199
Change in accrued interest payable	(663)	(1,182)
Change in other assets and liabilities	13,392	(14,435)

Total adjustments	29,413	12,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	$64,547	$41,087

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$18,227	$7,644
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the six months ended June 30, 2010 and 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
Nature of Operations - The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Division and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 44 Business Financial Centers, 6 Commercial Banking Centers, and three wealth management offices with its headquarters located in the city of Ontario.
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

Cash and due from banks - Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in Cash and due from banks.
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
Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2010, the Company had entered into commitments with certain customers amounting to $573.3 million compared to $596.6 million at December 31, 2009. Letters of credit at June 30, 2010 and December 31, 2009, were $68.3 million and $69.5 million, respectively.
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

Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first six months of 2010, we recorded a provision for credit losses of $23.2 million. The allowance for credit losses was $118.5 million as of June 30, 2010, or 3.38% of total non-covered loans and leases.
In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first six months of 2010, the Company recorded an increase of $1,700,000 in the reserve for undisbursed commitments. As of June 30, 2010, the balance in this reserve was $9.6 million.
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
At June 30, 2010, the Company had non-covered impaired loans of $86.5 million. Of this amount, $2.8 million consisted of non-accrual residential construction and land loans, $39.1 million in non-accrual commercial construction loans, $12.7 million of non-accrual single family mortgage loans, $20.7 million of non-accrual commercial real estate loans, $7.5 million of non-accrual commercial and industrial loans, and $143,000 of non-accrual consumer loans. Non-covered impaired loans also include $24.2 million of loans whose terms were modified in a troubled debt restructure, of which $20.6 million are classified as non-accrual. The remaining balance of $3.6 million consists of three loans performing according to the restructured terms. The non-covered impaired loans of $86.5 million, net of $7.5 million in charge-offs, are supported by collateral with a fair value less selling costs and net of prior liens. For the collateral-deficient loans, the amount of specific reserve was $807,000 at June 30, 2010. At December 31, 2009, the Bank had classified as impaired, non-covered loans with a balance of $72.3 million.
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
FDIC Loss Sharing Asset - The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.

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
At June 30, 2010 goodwill was $55.1 million. As of June 30, 2010, intangible assets that continue to be subject to amortization include core deposit premiums of $10.9 million (net of $21.1 million of accumulated amortization). Amortization expense for such intangible assets was $1.9 million for the six months ended June 30, 2010. Estimated amortization expense, for the remainder of 2010 is expected to be $1.8 million. Estimated amortization expense, for the succeeding five fiscal years is $3.5 million for year one, $2.2 million for year two, $1.1 million for year three, $475,000 for year four and $1.8 million thereafter. The weighted average remaining life of intangible assets is approximately 3.6 years.
Bank Owned Life Insurance - The Bank invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.
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
Earnings per Common Share - The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2010 was 106,435,754. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings per common share
Net earnings	$35,134	$29,028	$19,015	$15,861
Less: Dividends on preferred stock and discount amortization	—	3,961	—	1,983

Net earnings available to common shareholders	$35,134	$25,067	$19,015	$13,878

Less: Net earnings allocated to restricted stock	119	32	64	17

Net earnings allocated to common shareholders (numerator)	$35,015	$25,035	$18,951	$13,861

Weighted Average Shares Outstanding (denominator)	105,961	83,199	105,989	83,222
Earnings per common share	$0.33	$0.30	$0.18	$0.17

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$35,015	$25,035	$18,951	$13,861

Weighted Average Shares Outstanding	105,961	83,199	105,989	83,222
Incremental shares from assumed exercise of outstanding options	271	100	284	69

Diluted Weighted Average Shares Outstanding (denominator)	106,232	83,299	106,273	83,291
Diluted earnings per common share	$0.33	$0.30	$0.18	$0.17

Stock-Based Compensation - At June 30, 2010, the Company has three stock-based employee compensation plans, which are described more fully in Note 16 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
Derivative Financial Instruments - All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks. Cash flows from loans and deposits are reported net.
CitizensTrust - This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario, and Irvine. CitizensTrust has approximately $2.0 billion in assets under administration, including $1.1 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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
Recent Accounting Pronouncements - In July 2010, the FASB issued an accounting standards update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends FASB ASC Topic 310, Receivables. The update will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The guidance in the ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material effect on the Company’s consolidated financial position or results of operations.
Shareholder Rights Plan - The Company had a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. The shareholder rights plan expired pursuant to its terms on June 21, 2010.
Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. Except as discussed in Part II — Other Information Item 1.“Legal Proceedings,” at June 30, 2010 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

2. INVESTMENTS
The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	June 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$219,305	$563	$—	$219,868	10.93%
Mortgage-backed securities	547,310	27,424	—	574,734	28.57%
CMO’s / REMIC’s	534,980	25,717	(45)	560,652	27.87%
Municipal bonds	632,219	22,764	(1,330)	653,653	32.50%
Other securities	2,586	—	—	2,586	0.13%

Total Investment Securities	$1,936,400	$76,468	$(1,375)	$2,011,493	100.00%

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$507	$—	$—	$507	0.02%
Government agency & government-sponsored enterprises	21,574	140	(1)	21,713	1.03%
Mortgage-backed securities	629,998	18,138	(968)	647,168	30.70%
CMO’s / REMIC’s	759,179	17,297	(3,311)	773,165	36.67%
Municipal bonds	647,556	18,290	(2,420)	663,426	31.46%
Other securities	2,484	—	—	2,484	0.12%

Total Investment Securities	$2,061,298	$53,865	$(6,700)	$2,108,463	100.00%

Approximately 66% of the available-for-sale portfolio represents securities issued by the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2010 and December 31, 2009.
Gross realized gains in our available-for-sale portfolio were $8.8 million for the six months ended June 30, 2010 and $21.5 million for the same period in 2009. There were no realized losses.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,173	$1,115	$3,173	$1,115

Available-for-Sale
CMO/REMICs	—	—	6,729	45	6,729	45
Municipal bonds	51,374	837	4,083	493	55,457	1,330

	$51,374	$837	$10,812	$538	$62,186	$1,375

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
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
CMO Held-to-Maturity - We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $3.2 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of June 30, 2010, the unrealized loss on this security was $1.1 million and the fair value on the security was 74% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of June 30, 2010. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the first quarter of 2010 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment loss of $685,000 during the first six months of 2010.
The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the six months ended June 30, 2010.

For the six
months ended
June 30, 2010
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

Government Agency - The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at June 30, 2010.
Mortgaged-Backed Securities and CMO/REMICs - Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 3.7 years. The contractual cash flows of 98.0% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 2.0% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. The unrealized loss greater than 12 months on these securities at June 30, 2010 is $45,000. This loss is primarily comprised of three bonds issued by non-government sponsored enterprises such as financial institutions. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2010.

Municipal Bonds - Ninety-six percent of our $653.7 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 5.4 years. The unrealized loss greater than 12 months on these securities at June 30, 2010 was $493,000. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2010.
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
At June 30, 2010 and December 31, 2009, investment securities having an amortized cost of approximately $1.88 billion and $2.02 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$379,766	$383,196	2.92%
Due after one year through five years	782,392	819,972	4.25%
Due after five years through ten years	700,282	734,440	4.31%
Due after ten years	73,959	73,884	3.81%

	$1,936,399	$2,011,492	4.00%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2010.

3. FAIR VALUE INFORMATION
The following disclosure provides fair value information for financial assets and liabilities as of June 30, 2010 and December 31, 2009. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
Investment security held-to-maturity - Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the first quarter ended, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.
Non-covered Loans - The carrying amount of loans and lease finance receivables is their contractual amounts outstanding, reduced by deferred net loan origination fees and the allocable portion of the allowance for credit losses.
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
The fair value of commitments to extend credit and standby letters of credit were not significant at either June 30, 2010 or December 31, 2009, as these instruments predominantly have adjustable terms and are of a short-term nature.

Covered Loans - Covered loans were measured at fair value on the date of acquisition. Thereafter, covered loans are not measured at fair value on a recurring basis. The above valuation discussion for non-covered loans is applicable to covered loans following their acquisition date.
Swaps - The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.
Deposits & Borrowings - The amounts payable to depositors for demand, savings, and money market accounts, and the demand note to the U.S. Treasury, and short-term borrowings are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.
Accrued Interest Receivable/Payable - The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to be stated at fair value.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

Assets & Liabilities Measured at Fair Value on a Recurring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$—	$—	$—	$—
Mortgage-backed securities	574,734	—	574,734	—
CMO’s / REMIC’s	560,652	—	560,652	—
Government agency	219,867	—	219,867	—
Municipal bonds	653,653	—	653,653	—
Other securities	2,586		2,586

Investment Securities-AFS	$2,011,492	$—	$2,011,492	$—
Interest Rate Swaps	10,579	—	10,579	—

Total Assets	$2,022,071	$—	$2,022,071	$—

Description of Liability
Interest Rate Swaps	$10,579	$—	$10,579	$—

Assets & Liabilities Measured at Fair Value on a Recurring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$507	$—	$507	$—
Mortgage-backed securities	647,168	—	647,168	—
CMO’s / REMIC’s	773,165	—	773,165	—
Government agency	21,713	—	21,713	—
Municipal bonds	663,426	—	663,426	—
Other securities	2,484		2,484

Investment Securities-AFS	$2,108,463	$—	$2,108,463	$—
Interest Rate Swaps	4,334	—	4,334	—

Total Assets	$2,112,797	$—	$2,112,797	$—

Description of Liability
Interest Rate Swaps	$4,334	$—	$4,334	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at June 30, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis
		Quoted Prices in	Significant
		Active Markets	Other	Significant	For the six
		for Identical	Observable	Unobservable	months ended
	Carrying Value at	Assets	Inputs	Inputs	June 30, 2010
(in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,173	$—	$3,173	$—	$(685)
Impaired Loans-Noncovered	$19,935	$—	$3,610	$16,325	$(7,469)
OREO-Noncovered	$15,001	$—	$—	$15,001	$(667)
OREO-Covered	$5,092	$—	$—	$5,092	$—

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis
		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2009
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,838	$—	$3,838	$—	$(323)
Impaired Loans-Noncovered	$29,982	$—	$2,500	$27,482	$(18,450)
OREO-Noncovered	$3,936	$—	$—	$3,936	$(848)
OREO-Covered	$5,565	$—	$—	$5,565	$—
The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE INFORMATION

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and due from banks	$451,236	$451,236	$103,254	$103,254
Interest-bearing balances due from depository institutions	50,274	50,274	1,226	1,226
FHLB Stock	93,962	93,962	97,582	97,582
Investment securities available-for-sale	2,011,492	2,011,492	2,108,463	2,108,463
Investment securities held-to-maturity	3,173	3,173	3,838	3,838
Total Loans, net of allowance for credit losses	3,810,773	3,894,229	3,970,089	3,955,500
Accrued interest receivable	26,967	26,967	28,672	28,672
Swaps	10,579	10,579	4,334	4,334

Liabilities
Deposits:
Noninterest-bearing	$1,646,717	$1,646,717	$1,561,981	$1,561,981
Interest-bearing	2,954,773	2,957,333	2,876,673	2,879,305
Demand note to U.S. Treasury	2,611	2,611	2,425	2,425
Borrowings	1,398,915	1,454,389	1,488,250	1,536,933
Junior subordinated debentures	115,055	115,867	115,055	115,817
Accrued interest payable	5,818	5,818	6,481	6,481
Swaps	10,579	10,579	4,334	4,334
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
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
The following tables present the operating results and other key financial measures for the individual reportable segments for the three and six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$85,760	$43,927	$41,138	$—	$170,825
Credit for funds provided (1)	34,722	—	17,684	(52,406)	—

Total interest income	120,482	43,927	58,822	(52,406)	170,825

Interest expense	12,586	19,196	1,490	—	33,272
Charge for funds used (1)	6,574	19,091	26,741	(52,406)	—

Total interest expense	19,160	38,287	28,231	(52,406)	33,272

Net interest income	101,322	5,640	30,591	—	137,553

Provision for credit losses	—	—	23,200		23,200

Net interest income after provision for credit losses	$101,322	$5,640	$7,391	$—	$114,353

Non-interest income	11,804	8,096	(6,693)	—	13,207
Non-interest expense	26,300	6,440	44,629	—	77,369

Segment pretax profit (loss)	$86,826	$7,296	$(43,931)	$—	$50,191

Segment assets as of June 30, 2010	$4,978,792	$2,575,934	$764,079	$(1,458,409)	$6,860,396

	Six Months Ended June 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$77,079	$55,489	$22,168	$—	$154,736
Credit for funds provided (1)	22,649	—	9,734	(32,383)	—

Total interest income	99,728	55,489	31,902	(32,383)	154,736

Interest expense	14,462	28,114	2,774	—	45,350
Charge for funds used (1)	6,803	11,172	14,408	(32,383)	—

Total interest expense	21,265	39,286	17,182	(32,383)	45,350

Net interest income	78,463	16,203	14,720	—	109,386

Provision for credit losses	—	—	42,000		42,000

Net interest income after provision for credit losses	$78,463	$16,203	$(27,280)	$—	$67,386

Non-interest income	9,612	21,548	4,906	—	36,066
Non-interest expense	24,703	739	38,934	—	64,376

Segment pretax profit (loss)	$63,372	$37,012	$(61,308)	$—	$39,076

Segment assets as of June 30, 2009	$4,132,820	$2,571,892	$754,565	$(1,044,380)	$6,414,897

	Three Months Ended June 30, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$43,008	$21,123	$16,142	$—	$80,273
Credit for funds provided (1)	17,899	—	10,668	(28,567)	—

Total interest income	60,907	21,123	26,810	(28,567)	80,273

Interest expense	5,950	9,289	820	—	16,059
Charge for funds used (1)	3,053	10,235	15,279	(28,567)	—

Total interest expense	9,003	19,524	16,099	(28,567)	16,059

Net interest income	51,904	1,599	10,711	—	64,214

Provision for credit losses	—	—	11,000	—	11,000

Net interest income after provision for credit losses	$51,904	$1,599	$(289)	$—	$53,214

Non-interest income	6,200	8,781	437	—	15,418
Non-interest expense	13,168	6,060	22,219	—	41,447

Segment pretax profit (loss)	$44,936	$4,320	$(22,071)	$—	$27,185

	Three Months Ended June 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	38,556	$26,030	$11,189	$—	$75,775
Credit for funds provided (1)	12,717	—	5,233	(17,950)	—

Total interest income	51,273	26,030	16,422	(17,950)	75,775

Interest expense	7,300	13,188	1,192	—	21,680
Charge for funds used (1)	3,236	$6,993	7,721	(17,950)	—

Total interest expense	10,536	20,181	8,913	(17,950)	21,680

Net interest income	40,737	5,849	7,509	—	54,095

Provision for credit losses	—	—	20,000	—	20,000

Net interest income after provision for credit losses	$40,737	$5,849	$(12,491)	$—	$34,095

Non-interest income	4,800	12,619	2,290	—	19,709
Non-interest expense	12,363	$377	20,239	—	32,979

Segment pretax profit (loss)	$33,174	$18,091	$(30,440)	$—	$20,825

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
5. DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of June 30, 2010, the Bank entered into 38 interest-rate swap agreements with customers and 38 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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

As of June 30, 2010, the total notional amount of the Bank’s swaps was $267.6 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended June 30, 2010.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	June 30, 2010		June 30, 2010
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$10,579	Other Liabilities	$10,579

Total Derivatives		$10,579		$10,579

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
six months ended June 30, 2010
(amounts in thousands)

		Amount of Gain
		Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized in	on Derivative
Hedging Instruments	Income on Derivative	June 30, 2010

Interest Rate Swaps	Other Income	$636

Total		$636

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
OVERVIEW
We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and Orange National Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust. We are based in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area encompasses the City of Stockton (the middle of the Central Valley) in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area while maintaining a strong capital base and prudent loan loss reserves. We intend to grow our business through targeted efforts at our existing customers, attracting new associates who bring customers relationships with them and acquisitions.

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
Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 22% of our total loan portfolio of $3.9 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.
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
Our net income increased to $35.1 million for the first six months of 2010 compared with $29.0 million for the first six months of 2009, an increase of $6.1 million, or 21.03%. Diluted earnings per share increased to $0.33 per share for 2010, from $0.30 per share for 2009. Operating results for the first six months of 2010 include a $23.2 million provision for credit losses, an $8.8 million gain on sale of securities, and a $5.7 million charge for the prepayment of borrowings.
For the quarter ended June 30, 2010, our net income increased to 19.0 million compared to $15.9 million for the quarter ended June 30, 2009, an increase of 3.1 million, or 19.88%. Diluted earnings per share were $0.18 for the second quarter of 2010 compared to $0.17 for the second quarter of 2009.
The operating results for the second quarter and first six months of 2010 were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Fair Value of Financial Instruments: We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a non-recurring basis, such as impaired loans and OREO. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in the Notes to Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value.
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
We reported net earnings of $35.1 million for the six months ended June 30, 2010. This represented an increase of $6.1 million or 21.03%, from net earnings of $29.0 million for the six months ended June 30, 2009. Basic and diluted earnings per common share for the six-month period increased to $0.33 per common share for 2010, compared to $0.30 per common share for 2009. The annualized return on average assets was 1.03 % for the six months of 2010 compared to an annualized return on average assets of 0.90% for the six months of 2009. The annualized return on average equity was 10.77% for the six months ended June 30, 2010, compared to an annualized return of 9.29% for the six months ended June 30, 2009.
For the quarter ended June 30, 2009, our net earnings were $19.0 million. This represents an increase of $3.1 million, or 19.88%, over net earnings of $15.9 million for the second quarter of 2009. Basic and diluted earnings per common share increased to $0.18 per share for the second quarter of 2010 compared to $0.17 per share for the second quarter of 2009. The annualized return on average assets was 1.11% and 0.99% for the second quarter of 2010 and 2009, respectively. The annualized return on average equity was 11.44% and 9.99% for the second quarter of 2010 and 2009, respectively.
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
Our net interest income, before the provision for credit losses, totaled $137.6 million for the six months ended June 30, 2010. This represented an increase of $28.2 million, or 25.75%, over net interest income, before provision for credit losses, of $109.4 million for the same period in 2009. The increase in net interest income of $28.2 million resulted from a $16.1 million increase in interest income and a $12.1 million decrease in interest expense.

Interest income totaled $170.8 million for the first six months of 2010. This represented an increase of $16.1 million, or 10.4%, compared to total interest income of $154.7 million for the same period last year. The increase in interest income is primarily due to a $17.9 million discount accretion on covered loans acquired from SJB. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. As a result, average yield on earning assets increased to 5.75% for the six months of 2010 from 5.22% for the same period of 2009, or 53 basis points. Average earning assets decreased by $33.7 million, or 0.54%, from $6.20 billion to $6.16 billion.
Interest expense totaled $33.3 million for the first six months of 2010. This represented a decrease of $12.1 million, or 26.63%, from total interest expense of $45.4 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $452.1 million, from $1.97 billion as of June 30, 2009 to $1.51 billion as of June 30, 2010. The average rate paid on interest-bearing liabilities decreased to 1.46% for the first six months of 2010 from 2.03% for the same period in 2009, or 57 basis points. The average cost of deposits decreased to 0.70% for the first six months of 2010 from 1.10% for the same period in 2009, or 40 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $529.8 million, or 22.22%, from $2.38 billion to $2.91 billion.
For the second quarter ended June 30, 2010, our net interest income, before provision for credit losses, totaled $64.2 million. This represented an increase of $10.1 million, or 18.71%, over net interest income of $54.1 million for the same period in 2009. The increase in net interest income of $10.1 million resulted from an increase in interest income of 4.5 million and a decrease in interest expense of $5.6 million.
Interest income totaled $80.3 million for the second quarter of 2010. This represented an increase of $4.5 million, or 5.94%, compared to total interest income of $75.8 million for the same period last year. The increase in interest income for the second quarter ending June 30, 2010 as compared to the second quarter ending June 30, 2009 was primarily due to a $4.5 million discount accretion on covered loans acquired from SJB. This amount represents the discount recognized from accelerated principal payments on SJB loans. It is recorded as a yield adjustment to interest income.
Interest expense totaled $16.1 million for the second quarter of 2009. This represented a decrease of $5.6 million or 25.93%, from total interest expense of $21.7 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $237.5 million, or 12.92%. The average rate paid on interest-bearing liabilities decreased to 1.41% for the second quarter ending June 30, 2010 from 1.98% for the same period in 2009, or 57 basis points. The average cost of deposits decreased to 0.66% for the second quarter ending June 30, 2010 from 1.03% for the same period in 2009, or 37 basis points. The decrease in yields was offset by an increase in average interest-bearing deposits of $416.5 million, or 16.62%, from $2.51 billion to $2.92 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period and six-month period ended June 30, 2010 and 2009. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six-month period ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,401,840	$30,475	4.35%	$1,732,406	$41,570	4.84%
Tax preferenced (1)	655,148	12,941	5.59%	671,756	13,811	5.79%
Investment in FHLB stock	96,682	129	0.27%	93,240	—	0.00%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	32,086	340	2.12%	30,953	59	0.38%
Loans HFS	1,596	33	4.17%	—	—	0.00%
Loans (2) (3)	3,974,467	126,907	6.44%	3,667,152	99,296	5.46%

Total Earning Assets	6,161,819	170,825	5.75%	6,195,507	154,736	5.22%
Total Non Earning Assets	690,226			329,505

Total Assets	$6,852,045			$6,525,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,696,482	$5,360	0.64%	$1,238,592	$5,004	0.81%
Time Deposits	1,217,496	4,769	0.79%	1,145,543	8,025	1.41%

Total Deposits	2,913,978	10,129	0.70%	2,384,135	13,029	1.10%
Other Borrowings	1,628,100	23,143	2.83%	2,080,233	32,321	3.09%

Interest Bearing Liabilities	4,542,078	33,272	1.46%	4,464,368	45,350	2.03%

Non-interest bearing deposits	1,598,199			1,358,732
Other Liabilities	53,874			71,677
Stockholders’ Equity	657,894			630,235

Total Liabilities and Stockholders’ Equity	$6,852,045			$6,525,012

Net interest income		$137,553			$109,386

Net interest spread — tax equivalent			4.29%			3.19%
Net interest margin			4.50%			3.57%
Net interest margin — tax equivalent			4.67%			3.75%
Net interest margin excluding loan fees			4.45%			3.52%
Net interest margin excluding loan fees — tax equivalent			4.62%			3.71%

(1)	Non tax-equivalent rate was 3.96% for 2010, 4.12% for 2009

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $1,567; 2009, $ 1,393

(3)	Non-performing, non-covered loans are included in net loans as follows: 2010, $82.9 million; 2009, $51.3 million

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,375,632	$14,391	4.18%	$1,642,964	$19,134	4.73%
Tax preferenced (1)	650,368	6,409	5.57%	663,168	6,815	5.79%
Investment in FHLB stock	95,792	63	0.26%	93,240	—	0.00%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	50,222	238	1.90%	61,283	55	0.36%
Loans HFS	1,055	15	5.70%	—	—	—
Loans (2) (3)	3,937,448	59,157	6.03%	3,654,189	49,771	5.46%

Total Earning Assets	6,110,517	80,273	5.44%	6,114,844	75,775	5.17%
Total Non Earning Assets	755,688			326,919

Total Assets	$6,866,205			$6,441,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,727,842	$2,628	0.61%	$1,292,070	$2,439	0.76%
Time Deposits	1,194,717	2,213	0.74%	1,213,994	4,000	1.32%

Total Deposits	2,922,559	4,841	0.66%	2,506,064	6,439	1.03%
Other Borrowings	1,600,951	11,218	2.77%	1,838,419	15,241	3.28%

Interest Bearing Liabilities	4,523,510	16,059	1.41%	4,344,483	21,680	1.98%

Non-interest bearing deposits	1,621,507			1,375,054
Other Liabilities	54,589			85,547
Stockholders’ Equity	666,599			636,679

Total Liabilities and Stockholders’ Equity	$6,866,205			$6,441,763

Net interest income		$64,214			$54,095

Net interest spread — tax equivalent			4.03%			3.19%
Net interest margin			4.22%			3.57%
Net interest margin — tax equivalent			4.39%			3.76%
Net interest margin excluding loan fees			4.17%			3.53%
Net interest margin excluding loan fees — tax equivalent			4.34%			3.71%

(1)	Non tax equivalent rate was 3.94% for 2010 and 4.11% for 2009.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $816; 2009, $ 679

(3)	Non-performing, non-covered loans are included in net loans as follows, (000)s omitted: 2010, $82.9 million; 2009, $51.3 million

(4)	Includes interest bearing demand and money market accounts
As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.67% for the first six months of 2010, compared to 3.75% for the first six months of 2009. Our tax effected (TE) net interest margin for the second quarter of 2010 was 4.39%, compared to 3.76% for the second quarter of 2009. The increase in the net interest margin over the same period last year is primarily the result of the $17.9 million discount accretion on covered SJB loans which impacted interest income on loans. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.
The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 4.29% for the first six months of 2010 and 3.19% for the same period last year. The increase in the net interest spread for the six months ended June 30, 2010 resulted from a 53 basis point increase in the yield on earning assets and a 57 basis point decrease in the cost of interest-bearing liabilities, thus generating a 110 basis point increase in the net interest spread from the same period last year. The net interest spread was positively impacted by the $17.9 million discount accretion on covered SJB loans recognized as a yield adjustment to interest income during the first quarter of 2010.

For the second quarter of 2010, the Company’s net interest spread (TE) was 4.03% as compared to 3.19% for the same period last year. The increase in net interest spread for the second quarter ended June 30, 2010 resulted from a 27 basis point increase in yield on earning assets and a 57 basis point decrease in the cost of interest-bearing liabilities, thus generating a 84 basis point increase in the net interest spread from the same period last year.
The yield (TE) on earning assets increased to 5.75% for the six months of 2010, from 5.22% for the same period last year. Average loans as a percent of earning assets increased to 64.50% in the six months of 2010 over 59.19% for the same period in 2009. Average investments as a percent of earning assets decreased to 33.38% in the six months of 2010 from 38.80% for the same period in 2009. The yield on loans for the first six months of 2010 increased to 6.44% as compared to 5.46% for the same period in 2009 as a result of $17.9 million discount accretion on SJB covered loans. The yield on loans decline at a slower rate than general interest rates as approximately 57% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five years of the loans and reset at fixed rates for the remaining 5-year terms. The yield (TE) on investments for the first six months of 2010 decreased to 4.74% compared to 5.11% for the same period in 2009.
The cost of average interest-bearing liabilities decreased to 1.46% for the first six months of 2010 as compared to 2.03% for the same period in 2009, reflecting a decrease in interest rates and change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 35.84% during the first six months of 2010 as compared to 46.60% for the same period in 2009. Average borrowings were $1.63 billion as of June 30, 2010. This represents a decrease of $452.1 million or 21.73%, from average borrowings of $2.08 billion as of June 30, 2009. The cost of borrowings for the first six months of 2010 decreased to 2.83% as compared to 3.09% for the same period in 2009. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2010 decreased to 0.70% as compared to 1.10% for the same period in 2009, while average deposits increased $529.8 million or 22.22% over the same periods. The FDIC has approved the payment of interest on certain demand deposit accounts. This could have a negative impact on our net interest margin, net interest spread, and net earnings, should this be implemented fully. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
For the second quarter of 2010, the yield (TE) on earning assets increased to 5.44%, from 5.17% for the same period last year. The cost of average interest-bearing liabilities decreased to 1.41% for the second quarter of 2010 as compared to 1.98% for the same period in 2009. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)

Interest Income:
Taxable investment securities	$(7,644)	$(4,208)	$757	$(11,095)
Tax-advantaged securities	(500)	(366)	(4)	(870)
Fed funds sold & interest-bearing deposits with other institutions	2	269	10	281
Investment in FHLB stock	—	126	3	129
Loans HFS	—	—	33	33
Loans	8,321	17,821	1,469	27,611

Total interest on earning assets	179	13,642	2,268	16,089

Interest Expense:
Savings deposits	1,839	(1,044)	(455)	340
Time deposits	503	(3,522)	(221)	(3,240)
Other borrowings	(7,024)	(2,719)	565	(9,178)

Total interest on interest-bearing liabilities	(4,682)	(7,285)	(111)	(12,078)

Net Interest Income	$4,861	$20,927	$2,379	$28,167

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of quarters ended June 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(2,851)	$(2,223)	$331	$(4,743)
Tax-advantaged securities	(185)	(223)	2	(406)
Fed funds sold & interest-bearing deposits with other institutions	(10)	236	(43)	183
Investment in FHLB stock	—	61	2	63
Loans HFS	—	—	15	15
Loans	3,856	5,193	337	9,386

Total interest on earning assets	810	3,044	644	4,498

Interest Expense:
Savings deposits	826	(483)	(151)	192
Time deposits	(63)	(1,755)	28	(1,790)
Other borrowings	(1,969)	(2,370)	316	(4,023)

Total interest on interest-bearing liabilities	(1,206)	(4,608)	193	(5,621)

Net Interest Income	$2,016	$7,652	$451	$10,119

Interest and Fees on Loans
Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $126.9 million for the first six months of 2010. This represented an increase of $27.6 million, or 27.84%, over interest and fees on loans of $99.3 million for the same period in 2009. The increase in interest on loans was primarily due to the $17.9 million discount accretion on covered loans acquired from SJB. This amount represents the discount recognized from accelerated principal payments on SJB loans. It is recorded as a yield adjustment to interest income. As a result, the yield on loans increased to 6.44% for the first six months of 2010, compared to 5.46% for the same period in 2009. Average loans increased $307.3 million, or 8.38%, from $3.67 billion for the first six months of 2009 to $3.97 billion for the first six months of 2010 due to the acquisition of SJB.
Interest and fees on loans totaled $59.2 million for the second quarter of 2010. This represented an increase of $9.4 million, or 18.89%, over interest and fees on loans of $49.8 million for the same period in 2009. The increase was due to the $4.5 million discount accretion on covered loans acquired from SJB and increases in average loan balances.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2010 and 2009.
Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.6 million for the first six months of 2010, as compared to $1.4 million for the same period in 2009, an increase of $175,000 or 12.56%.
Interest on Investments
The second most important component of interest income is interest on investments, which totaled $43.4 million for the first six months of 2010. This represented a decrease of $12.0 million, or 21.61%, from interest on investments of $55.4 million for the same period in 2009. The decrease in interest on investments for the six months of 2010 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 4.74% for the first six months of 2010 compared to 5.11% for the first six months of 2009. Average investment balances for the first six months for 2010 decreased $341.1 million, or 14.19% from the same period last year.
For the second quarter of 2010, interest income on investments totaled $20.8 million. This represented a decrease of $5.1 million or 19.84%, from interest on investments of $25.9 million for the same period in 2009. The decrease in interest on investments for the second quarter of 2010 from the same period last year reflected decreases in the average balance of investments and in the interest rates. The total yield (TE) on investments decreased to 4.63% for the second quarter of 2010, compared to 5.04% for the same period in 2009 as a result of the decreasing interest rate environment.
Interest on Deposits
Interest on deposits totaled $10.1 million for the first six months of 2010. This represented a decrease of $2.9 million, or 22.26%, from interest on deposits of $13.0 million for the first six months of 2009. The decrease is due to the decrease in interest rates on deposits offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.70% for the first six months of 2010 from 1.10% for the first six months of 2009. The cost of total deposits decreased to 0.45% for the first six months of 2010 from 0.70% for the first six months of 2009. Average interest-bearing deposits increased $529.8 million, or 22.22%, over the same period last year.

For the second quarter of 2010, interest on deposits totaled $4.8 million. This represented a decrease of $2.0 million, or 24.83%, from interest on deposits of $6.4 million for the same period in 2009. The decrease is due to the decrease in interest rates on deposit offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.66% for the second quarter of 2010 from 1.03% for the second quarter of 2009. The cost of total deposits decreased to 0.43% for the second quarter of 2010 from 0.67% for the second quarter of 2009. Average interest-bearing deposits increased $416.5 million, or 16.62%, over the same period last year.
Interest on Borrowings
Interest on borrowings totaled $21.5 million for the first six months of 2010. This represented a decrease of $8.6 million, or 28.54%, from interest on borrowings of $30.1 million for the same period of 2009. The decrease is due to the decrease in average borrowings of $452.1 million, or 21.73%, compared to the same period last year. Interest rates on borrowings decreased to 2.83% for the first six months of 2010 from 3.05% first six months of 2009.
For the second quarter of 2010, interest on borrowings totaled $10.4 million. This represented a decrease of $3.8 million, or 26.89%, from interest on borrowings of $14.2 million for the same period of 2009. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 49 basis points, from 3.26% for the second quarter of 2009 to 2.77% for the second quarter of 2010. Average borrowings decreased $237.5 million, or 13.78%.
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
We made a provision for credit losses of $23.2 million during the first six months of 2010 and $42.0 million during the same period in 2009. The decrease in the provision for credit losses during the first six months of 2010 was primarily due to the decrease in incremental classified assets from December 31, 2009 to June 30, 2010 compared to the same period last year. We continue to make provisions for credit losses in order to build our reserves based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses. The ratio of the allowance for credit losses to total loans as of June 30, 2010 and 2009 was 3.38% and 2.07%, respectively.
No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $13.6 million for the first six months of 2010 and $21.2 million during the same period of 2009. See “Risk Management – Credit Risk” herein.
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

We reported other operating income of 13.2 million for the first six months of 2010, compared to other operating income of $36.1 million during the same period of 2009. This represents a decrease of $22.9 million, or 63.38% partially due to a $12.2 million reduction in the FDIC loss sharing asset during the first six months of 2010. During the first six months of 2010, we sold $162.8 million in securities in recognized a gain on sale of $8.8 million. In contrast, during the first six months of 2009, we realized a gain on sale of securities of $21.5 million.
During the first six months of 2010, we reported increases in service charge fee income, trust and investment services income, BOLI income and bankcard services income compared to the same period last year. Service charge fee income of $8.5 million for the six months ended June 30, 2010 increased $1.1 million, or 14.96%, over service charge fee income of $7.4 million for the same period last year. Trust and investment services income of $4.3 million during the first six months of 2010 increased $1.1 million, or 32.53%, over trust and investment service income of $3.3 million during the first six months of 2009.
Other operating income totaled $15.4 million for the quarter ended June 30, 2010. This represents a decrease of $4.3 million, or 21.77%, from total other operating income of $19.7 million for the quarter ended June 30, 2009. The decrease was primarily due to the gain on sale of securities of $12.6 million during the quarter ended June 30, 2009 compared to a gain on sale of securities of $8.8 million and reduction in FDIC loss sharing asset of $1.6 million during the quarter ended June 30, 2010.
During the second quarter of 2010, we reported increases in service charge fee income, trust and investment services income, BOLI income, and bankcard income compared to the same period last year. Service charge fee income of $4.2 million for the quarter ended June 30, 2010 increased $553,000, or 15.18%, over service charge fee income of $3.6 million for the same period last year. Trust and investment services income of $2.2 million during the second quarter of 2010 increased $605,000, or 37.71%, over trust and investment services income of $1.6 million during the second quarter of 2009.
Other Operating Expenses
Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $77.4 million for the first six months of 2010. This represents an increase of $13.0 million, or 20.18% over other operating expenses of $64.4 million for the same period in 2009. This was primarily due to a $5.7 million prepayment charge on borrowings and an increase in salaries and employee expenses of $4.4 million, or 13.97%, as a result of the acquisition of SJB. In addition, professional services expenses were up $2.3 million, or 69.66%, compared to the same period last year, primarily due to increases in acquisition costs, as well as, legal expenses for the management of non-accrual loans and OREO.
For the second quarter of 2010, other operating expenses totaled $41.4 million. This represents an increase of $8.5 million, or 25.68%, over other operating expenses of $33.0 million for the same period last year.
At June 30, 2010, we employed 774 full time equivalent employees, compared to 686 full time equivalent employees at June 30, 2009.
For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.28% and 1.99% for the first six months of 2010 and 2009, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2010, the efficiency ratio was 60.65%, compared to a ratio of 62.23% for the same period in 2009. The efficiency ratio, before the provision for credit losses, was 51.32% for the first six months of 2010 and 44.26% for the first six months of 2009. The increase in the efficiency ratio was primarily due to the $5.7 million prepayment charge on borrowings as discussed above.
Income Taxes
The Company’s effective tax rate for the three and six months of 2010 was 30.06% and 30.00%, compared to 23.84% and 25.71% for the same period in 2009. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
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
Business Financial and Commercial Banking Centers
Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and six months ended June 30, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$120,482	$99,728	$60,907	$51,273
Interest expense (1)	19,160	21,265	9,003	10,536

Net Interest Income	$101,322	$78,463	$51,904	$40,737

Non-interest income	11,804	9,612	6,200	4,800
Non-interest expense	26,300	24,703	13,168	12,363

Segment pretax profit (loss)	$86,826	$63,372	$44,936	$33,174

Balance Sheet
Average loans	$4,150,731	$3,667,152	$4,101,302	$3,654,189
Average non-interest bearing deposits	$1,598,199	$1,358,732	$1,621,507	$1,375,054
Average interest-bearing deposits	$2,913,978	$2,384,135	$2,922,559	$2,506,064
Yield on loans (2)	5.30%	5.46%	5.35%	5.46%
Rate paid on deposits	0.70%	1.10%	0.66%	1.03%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the corporate level.
For the six months ended June 30, 2010, segment profit increased by $23.5 million, or 37.01%, compared to the same period last year. This was primarily due to the increase in net interest income of $22.9 million, or 29.13%, due to increases in loan balances as a result of the SJB acquisition. Average loan balances increased $483.6 million or 13.19%, from the same period last year. This increase was offset by a decrease in loan yield of 16 basis points. Rates paid on deposits decreased 40 basis points, while average interest-bearing deposits increased $529.8 million, or 22.22%. Non-interest income increased by $2.2 million, or 22.80%, compared to the first six months of 2009. Non-interest expense increased $1.6 million, or 6.46%, compared to the same period last year.

For the quarter ended June 30, 2010, segment profit increased by $11.8 million, or 35.46%, compared to the same period last year. This was primarily due to the increase in net interest income. Non-interest income increased by $1.4 million, or 29.17%, compared to the quarter ended June 30, 2009. Non-interest expense increased $805,000, or 6.51%, compared to the same period last year.
Treasury
Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$43,927	$55,489	$21,123	$26,030
Interest expense (1)	38,287	39,286	19,524	20,181

Net Interest Income	$5,640	$16,203	$1,599	$5,849

Non-interest income (expense)	8,096	21,548	8,781	12,619
Non-interest expense	6,440	739	6,060	377

Segment pretax profit (loss)	$7,296	$37,012	$4,320	$18,091

Balance Sheet
Average investments	$2,185,756	$2,528,355	$2,172,014	$2,460,655
Average borrowings	$1,513,045	$1,965,178	$1,485,896	$1,723,364
Yield on investments-TE	4.74%	5.11%	4.63%	5.04%
Non-tax equivalent yield	3.96%	4.12%	3.96%	4.11%
Rate paid on borrowings	2.83%	3.05%	2.77%	3.26%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
For the six months ended June 30, 2010, segment profits decreased by $29.7 million from the same period last year. The decrease is primarily due to the $21.5 million gain on sale of securities recognized during the first six months of 2009 and the decrease in net interest income of $10.6 million year over year. The decrease in net interest income is due to the decrease in average investments of $342.6 million, or 13.55%, and a decrease in yield on investments of 37 basis points from the six months ended June 30, 2009.
For the quarter ended June 30, 2010, segment profit decreased by $13.8 million over the same period last year. This is due to a decrease of $4.9 million, or 18.85%, in interest income on investments year over year. In addition, we recognized a $12.6 million gain on sale of securities during the three months ended June 30, 2009 compared to a gain on sale of securities of $8.8 million during the three months ended June 30, 2010.
There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income (1)	$58,822	$31,902	$26,810	$16,422
Interest expense (1)	28,231	17,182	16,099	8,913

Net interest income	$30,591	$14,720	$10,711	$7,509

Provision for Credit Losses	23,200	42,000	11,000	20,000
Non-interest income (expense)	(6,693)	4,906	437	2,290
Non-interest expense	44,629	38,934	22,219	20,239

Pre-tax loss	$(43,931)	$(61,308)	$(22,071)	$(30,440)

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
The Company’s administration and other operating departments reported pre-tax loss of $43.9 million for the first six months of 2010. This represents a decrease in pre-tax loss of $17.4 million or 28.34%, from a pre-tax loss of $61.3 million for the same period in 2009. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $18.8 million. The increase in net interest income of $15.9 million is primarily due to the $17.9 million discount accretion on SJB loans. This is offset by a decrease in non-interest income (expense) of $11.6 million which is primarily due to the reduction in the FDIC loss sharing asset of $12.2 million.
For the quarter ended June 30, 2010, the company’s administration and other operating departments reported pre-tax loss of $22.1 million. This represents a decrease of $8.4 million or 27.49%, from a pre-tax loss of $30.4 million for the same period in 2009. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $9.0 million.
ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $6.86 billion at June 30, 2010. This represented an increase of $120.6 million, or 1.79%, over total assets of $6.74 billion at December 31, 2009 primarily due to an increase in cash and due from banks of $348.0 million, or 337.02%, offset by a decrease in earning assets. Earning assets totaled $5.97 billion at June 30, 2010. This represented a decrease of $210.4 million, or 3.40%, from total earning assets of $6.18 billion at December 31, 2009, due to a decrease in both loans and investments. Total liabilities were $6.19 billion at June 30, 2010, up $84.9 million, or 1.39%, over total liabilities of $6.10 billion at December 31, 2009. Total equity increased $35.8 million, or 5.60%, to $674.0 million at June 30, 2010, compared with total equity of $638.2 million at December 31, 2009.
Investment Securities
The Company reported total investment securities of $2.01 billion at June 30, 2010. This represented a decrease of $97.6 million, or 4.62%, from total investment securities of $2.11 billion at December 31, 2009. Investment securities comprise 33.73% of the Company’s total earning assets at June 30, 2010.
Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At June 30, 2010, securities held as available-for-sale had a fair value of $2.01 billion, representing 99.8% of total investment securities, with an amortized cost of $1.94 billion. At June 30, 2010, the net unrealized holding gain on securities available-for-sale was $75.1 million and that resulted in accumulated other comprehensive income of $42.9 million (net of $32.2 million in deferred taxes). At December 31, 2009, the Company reported net unrealized gain on investment securities available-for-sale of $47.2 million and accumulated other comprehensive income of $26.4 million (net of deferred taxes of $20.8 million).

Table 3 sets forth investment securities available-for-sale at June 30, 2010 and December 31, 2009.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	June 30, 2010		December 31, 2009
		Total		Total
	Fair Value	Percent	Fair Value	Percent

Investment Securities Available-for-Sale:
U.S. Treasury securities	$—	0.00%	$507	0.02%
Mortgage-backed securities	574,734	28.57%	647,168	30.70%
CMO’s / REMIC’s	560,652	27.87%	773,165	36.67%
Government agency	219,867	10.93%	21,713	1.03%
Municipal bonds	653,653	32.50%	663,426	31.46%
Other securities	2,586	0.13%	2,484	0.12%

Total Investment Securities	$2,011,492	100.00%	$2,108,463	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2010 was 4.00% with a weighted-average life of 4.1 years. This compares to a yield of 4.41% at December 31, 2009 with a weighted-average life of 4.7 years and a yield of 4.66% at June 30, 2009 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
Approximately 66% of the available-for-sale portfolio represents securities issued by the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2010 and December 31, 2009.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,173	$1,115	$3,173	$1,115

Available-for-Sale
CMO/REMICs	—	—	6,729	45	6,729	45
Municipal bonds	51,374	837	4,083	493	55,457	1,330

	$51,374	$837	$10,812	$538	$62,186	$1,375

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 – Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
During the first six months of 2010, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $685,000 was recognized as an offset to other operating income.
Loans
At June 30, 2010, we reported total loans, net of deferred loan fees, of $3.9 billion. This represents a decrease of $149.7 million, or 3.67%, from total loans, net of deferred loan fees, of $4.08 billion at December 31, 2009. Total loans, net of deferred loan fees, comprise 65.80% of our total earning assets. The following tables present our loan portfolio, segregated into covered versus non-covered loans, by category as of June 30, 2010 and December 31, 2009.

Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	June 30, 2010
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$456,200	$57,283	$513,483
Real Estate:
Construction	185,237	120,487	305,724
Commercial Real Estate	2,003,439	317,818	2,321,257
SFR Mortgage	246,812	7,687	254,499
Consumer	62,282	11,060	73,342
Municipal lease finance receivables	153,262	780	154,042
Auto and equipment leases, net of unearned discount	23,754	—	23,754
Dairy and Livestock/Agribusiness	379,793	68,655	448,448

Gross Loans	$3,510,779	$583,770	$4,094,549

Less: Purchase Accounting Discount	—	(159,393)	(159,393)
Less: Deferred net loan fees	(5,835)	—	(5,835)

Gross loans, net of deferred loan fees	$3,504,944	$424,377	$3,929,321
Less: Allowance for credit losses	(118,548)	—	(118,548)

Net Loans	$3,386,396	$424,377	$3,810,773

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.38%		3.02%

	December 31, 2009
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$413,715	$61,802	$475,517
Real Estate:
Construction	265,444	136,065	401,509
Commercial Real Estate	1,989,644	357,140	2,346,784
SFR Mortgage	265,543	17,510	283,053
Consumer	67,693	11,066	78,759
Municipal lease finance receivables	159,582	983	160,565
Auto and equipment leases, net of unearned discount	30,337	—	30,337
Dairy and Livestock/Agribusiness	422,958	70,493	493,451

Gross Loans	$3,614,916	$655,059	$4,269,975

Less: Purchase Accounting Discount	—	(184,419)	(184,419)
Less: Deferred net loan fees	(6,537)	(6)	(6,543)

Gross loans, net of deferred loan fees	$3,608,379	$470,634	$4,079,013
Less: Allowance for credit losses	(108,924)	—	(108,924)

Net Loans	$3,499,455	$470,634	$3,970,089

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.02%		2.67%
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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total loans and commercial real estate loans by region as of June 30, 2010.

	June 30, 2010
			Non-Covered
Non-Covered			Commercial
Loans by Market Area	Total Non-Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$1,147,123	32.7%	$725,859	36.2%
Inland Empire	775,033	22.1%	621,875	31.0%
Central Valley	605,497	17.2%	298,011	14.9%
Orange County	524,359	14.9%	199,820	10.0%
Other Areas	458,767	13.1%	157,874	7.9%

	$3,510,779	100.0%	$2,003,439	100.0%

	June 30, 2010
Covered Loans			Covered Commercial
Loans by Market Area	Total Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$20,046	3.4%	$2,995	0.9%
Inland Empire	3,175	0.5%	225	0.1%
Central Valley	445,649	76.4%	270,155	85.0%
Orange County	7,225	1.2%	3,507	1.1%
Other Areas (1)	107,675	18.5%	40,936	12.9%

	$583,770	100.0%	$317,818	100.0%

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

	June 30, 2010
			Percent	Average
Non-Covered Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$55,289	2.5%	100.0%	$825
Single Family-Mortgage Pools	191,523	8.5%	100.0%	329
Multifamily	121,010	5.4%	0.0%	992
Industrial	644,817	28.6%	36.8%	864
Office	380,252	16.9%	24.8%	998
Retail	263,252	11.7%	12.9%	1,155
Medical	144,390	6.4%	38.4%	1,875
Secured by Farmland	160,278	7.1%	100.0%	2,137
Other	289,440	12.9%	50.3%	1,196

	$2,250,251	100.0%	44.5%	1,070

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $55.3 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $191.5 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
The table below provides a breakdown of our covered real estate loans.

	June 30, 2010
Covered Real Estate Loans			Average Loan
(amounts in thousands)	Loan Balance	Percent	Balance
Single Family-Direct	$7,687	2.4%	$296
Multifamily	20,688	6.4%	643
Industrial	41,695	12.8%	532
Office	31,151	9.6%	554
Retail	39,939	12.3%	401
Medical	28,268	8.7%	646
Secured by Farmland	6,680	2.1%	1,275
Secured by Hotels	61,594	18.8%	3,623
Church Loans	45,640	14.0%	1,755
Other	42,163	12.9%	628

	$325,505	100.0%	1,154

As of June 30, 2010, the Company had $305.7 million in construction loans. This represents 7.5% of gross loans outstanding of $4.1 billion. The following table presents a break-down of our non-covered construction loans by county and type.

	June 30, 2010
Non-Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Inland Empire	$163	3.2%	$1,260	8.3%	$1,423	6.9%
Los Angeles	—	0.0%	10,014	64.7%	10,014	48.6%
Central Valley	1,860	36.2%	140	0.9%	2,000	9.7%
San Diego	3,121	60.6%	4,039	26.1%	7,160	34.8%

	$5,144	100.0%	$15,453	100.0%	$20,597	100.0%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$12,579	38.8%	$49,220	37.2%	$61,799	37.5%
Los Angeles	2,100	6.5%	40,130	30.3%	42,230	25.6%
Central Valley	10,723	33.1%	14,643	11.1%	25,366	15.4%
Other (includes out-of-state)	6,977	21.5%	28,268	21.4%	35,245	21.4%

	$32,379	99.9%	$132,261	100.0%	$164,640	99.9%

Of this $185.2 million in non-covered construction loans, approximately 11.1%, or $20.6 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $164.6 million, were related to commercial construction. The average balance of any single construction loan is approximately $3.4 million. Our construction loans are located throughout our marketplace as can be seen in the table above. Of the total SFR and multifamily loans, one loan of $7.2 million is a multifamily loan and the remainder represents single-family loans.

The following table presents a break-down of our covered construction loans by county and type.

	June 30, 2010
Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Central Valley	43,221	83.2%	12,648	85.6%	55,869	83.8%
Other (includes out-of-state)	8,710	16.8%	2,120	14.4%	10,830	16.2%

	$51,931	100.0%	$14,768	100.0%	$66,699	100.0%

	Commercial
	Land
	Development		Construction		Total
Central Valley	13,537	100.0%	31,451	78.1%	44,988	83.6%
Other (includes out-of-state)	—	0.0%	8,800	21.9%	8,800	16.4%

	$13,537	100.0%	$40,251	100.0%	$53,788	100.0%

Allowance for Credit Losses
The allowance for credit losses was $118.5 million as of June 30, 2010. This represents an increase of $9.6 million, or 8.84%, compared to allowance for credit losses of $108.9 million as of December 31, 2009. Activity in the allowance for credit losses was as follows for the first six months of 2010 and for the year ended December 31, 2009.

	June 30,	December 31,
	2010	2009
	(amounts in thousands)
Balance, beginning of year	$108,924	$53,960
Provision charged to operations	23,200	80,500
Loans charged-off	(13,771)	(26,339)
Recoveries on loans previously charged-off	195	803

Balance, end of the period	$118,548	$108,924

Non-performing Assets (Non-Covered)
We had non-covered non-performing assets of $97.9 million at June 30, 2010. Non-performing assets represent 2.78% of total loans and OREO and 1.43% of total assets at June 30, 2010. We had non-performing assets of $73.7 million at December 31, 2009. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 5 — Non-Performing Assets
(Non-Covered)

	June 30,	December 31,
	2010	2009
	(amounts in thousands)
Non-accrual loans	$62,265	$68,762
Restructured loans (non-performing)	20,585	1,017
Other real estate owned (OREO)	15,001	3,936

Total nonperforming assets	$97,851	$73,715

Restructured loans (performing)	$3,610	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	2.78%	2.04%

Percentage of nonperforming assets to total assets	1.43%	1.09%

We had loans with a balance of $86.5 million classified as impaired at June 30, 2010. This balance includes the non-performing loans of $62.3 million and loans which were restructured in a troubled debt restructuring with a balance of $24.2 million as of June 30, 2010. At December 31, 2009, we had impaired loans with a balance of $72.3 million. Impaired loans measured 2.26% of total non-covered loans as of June 30, 2010.
As of June 30, 2010, we had $15.0 million in non-covered OREO compared to $3.9 million as of December 31, 2009, an increase of $11.1 million. This was primarily due to the sales of existing OREO properties of $1.5 million, offset by the transfer of $12.6 million from non-performing loans during the first six months of 2010. During the first six months of 2010, the Bank incurred expenses of $667,000 related to the holding of OREO.
The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Non-Performing Loans
Residential Construction and Land	$2,789	$2,855	$13,843	$15,729	$17,348
Commercial Construction	39,114	31,216	23,832	19,636	21,270
Residential Mortgage	12,638	13,726	11,787	8,102	4,632
Commercial Real Estate	20,639	22,041	17,129	13,522	7,041
Commercial and Industrial	7,527	6,879	3,173	1,045	859
Consumer	143	123	15	100	115

Total	$82,850	$76,840	$69,779	$58,134	$51,265

% of Total Loans	2.36%	2.19%	1.93%	1.61%	1.42%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	9,093	8,143	—	—	—
Residential Mortgage	2,552	3,746	4,921	1,510	2,069
Commercial Real Estate	1,966	3,286	2,407	190	1,074
Commercial and Industrial	634	2,714	2,973	5,094	590
Dairy & Livestock	—	—	—	—	3,551
Consumer	139	28	239	87	8

Total	$14,384	$17,917	$10,540	$6,881	$7,292

% of Total Loans	0.41%	0.51%	0.29%	0.19%	0.20%

OREO
Residential Construction and Land	$11,113	$11,113	$—	$1,137	$1,789
Commercial Construction	—	—	—	—	—
Commercial Real Estate	3,220	3,746	3,936	—	1,187
Commercial and Industrial	668	—	—	—	893
Residential Mortgage	—	319	—	—	—
Consumer	—	—	—	—	166

Total	$15,001	$15,178	$3,936	$1,137	$4,035

Total Non-Performing, Past Due & OREO	$112,235	$109,935	$84,255	$66,152	$62,592

% of Total Loans	3.20%	3.13%	2.33%	1.84%	1.73%
We had $82.9 million in non-covered non-performing loans at June 30, 2010, or 2.36% of total non-covered loans. This compares to $69.8 million in non-performing loans at December 31, 2009 and $51.3 million in non-performing loans at June 30, 2009. Non-performing loans consist of $2.8 million in residential real estate construction and land loans, $39.1 million in commercial construction loans, $12.7 million in single-family mortgage loans, $20.7 million in commercial real estate loans, $7.5 million in other commercial loans and $0.1 million in consumer loans.
The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of June 30, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We anticipate that there will be some additional losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.
Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At June 30, 2010, total deposits were $4.60 billion, representing an increase of $162.8 million, or 3.67%, over total deposits of $4.44 billion at December 31, 2009. The composition of deposits is as follows:

	June 30, 2010		December 31, 2009
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,646,717	35.7%	$1,561,981	35.2%
Interest bearing deposits
Savings Deposits	1,755,569	38.2%	1,682,415	37.9%
Time deposits	1,199,204	26.1%	1,194,258	26.9%

Total deposits	$4,601,490	100.0%	$4,438,654	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.65 billion at June 30, 2010, representing an increase of $84.7 million, or 5.42%, over total demand deposits of $1.56 billion at December 31, 2009. Non-interest-bearing demand deposits represented 35.7% of total deposits as of June 30, 2010 and 35.2% of total deposits as of December 31, 2009.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.76 billion at June 30, 2010, representing an increase of $73.2 million, or 4.35%, over savings deposits of $1.68 billion at December 31, 2009.
Time deposits totaled $1.20 billion at June 30, 2010. This represented an increase of $4.9 million, or 0.41%, over total time deposits of $1.19 billion at December 31, 2009.
Other Borrowed Funds
To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 25.11% as of June 30, 2010, as compared to 31.23% as of December 31, 2009.
We enter into short-term borrowing agreements (borrowings with original maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had no outstanding balances under these agreements at June 30, 2010 and December 31, 2009. As a result of the increase in our deposits and customer repurchases, it was possible for us to reduce our reliance on borrowings.
In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement with J.P. Morgan of $250.0 million, with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2011. During the second quarter of 2010, we prepaid $100.0 million of this structured repurchase agreement. The transaction resulted in a $5.7 million prepayment charge recorded in other operating expense.
In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of June 30, 2010 and December 31, 2009, total customer repurchases were $595.7 million and $485.1 million, respectively, with weighted average annual interest rates of 0.77% and 0.95%. As of June 30, 2010 and December 31, 2009, total funds borrowed under these repurchase agreements were $745.7 million and $735.1 million, respectively.
We also entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the FHLB. We had outstanding balances of $650.0 million and $750.0 million under these agreements at June 30, 2010 and December 31, 2009, respectively. The weighted average annual interest rate was 3.63% and 3.81% at June 30, 2010 and December 31, 2009, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.

The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On June 30, 2010 and December 31, 2009 the amounts held by the Bank in the TT&L Note Option Program were $2.6 million and $2.4 million, collateralized by securities, respectively. Amounts are payable on demand.
At June 30, 2010, borrowed funds totaled $1.40 billion, representing a decrease of $89.1 million, or 5.98%, from total borrowed funds of $1.49 billion at December 31, 2009.
Aggregate Contractual Obligations
The following table summarizes our contractual commitments as of June 30, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
		(amounts in thousands)

Deposits	$4,601,490	$4,584,362	$10,750	$3,148	$3,230
Repurchase Agreements	745,661	595,661	150,000	—	—
FHLB and Other Borrowings	655,865	865	200,000	100,000	355,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,281	829	1,607	1,539	5,306
Operating Leases	24,377	2,770	9,764	5,379	6,464

Total	$6,151,729	$5,184,487	$372,121	$110,066	$485,055

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
Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of June 30, 2010.
Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
Operating leases represent the total minimum lease payments under noncancelable operating leases.

Off-Balance Sheet Arrangements
At June 30, 2010, we had commitments to extend credit of approximately $573.3 million and obligations under letters of credit of $68.3 million and available lines of credit totaling $1.00 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.6 million as of June 30, 2010 and $7.9 million as of December 31, 2009.
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
The following table summarizes the off-balance sheet arrangements at June 30, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
2010	Total	Year	Years	Years	Years
	(Amounts in thousands)
Commitment to extend credit	573,343	461,222	56,853	7,220	48,048
Obligations under letters of credit	68,296	40,583	21,827	5,886	—

Total	$641,639	$219,121	$90,396	$57,552	$274,570

Liquidity and Cash Flow
Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first six months of 2010, the Bank’s loan to deposit ratio averaged 88.08%, compared to an average ratio of 97.98% for the same period in 2009. The Bank’s ratio of loans to deposits and customer repurchases averaged 78.15% for the first six months of 2010 and 88.31% for the same period in 2009.
CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At June 30, 2010, approximately $108.7 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
Net cash provided by operating activities totaled $64.5 million for the first six months of 2010, compared to $41.1 million for the same period last year. The increase in cash provided by operating activities is primarily attributed to a decrease in interest paid on deposits and decrease in income taxes paid.
Net cash provided by investing activities totaled $275.7 million for the first six months of 2010, compared to net cash provided by investing activities of $337.6 million for the same period in 2009. The cash provided by investing activities was primarily the result of a decrease in loans during the first six months of 2010, offset by purchases, repayments and maturities of investment securities.
Net cash provided by financing activities totaled $56.8 million for the first six months of 2010, compared to net cash used in financing activities of $252.7 million for the same period last year. The cash provided by financing activities during the first six months of 2010 was primarily due to an increase in deposits and customer repurchases, offset by repayment of advances from FHLB. The increase in cash used during the first six months of 2009 was primarily due to repayment of FHLB advances, offset by increases in deposits.
At June 30, 2010, cash and cash equivalents totaled $501.5 million. This represented an increase of $280.3 million, or 126.7%, over a total of $221.2 million at June 30, 2009 and an increase of $397.0 million, or 380.01%, over a total of $104.5 million at December 31, 2009.
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
The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2010, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.
The Company’s equity capital was $674.0 million at June 30, 2010. This represented an increase of $35.8 million, or 5.60%, over equity capital of $638.2 million at December 31, 2009. The Company’s 2009 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 17 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

During the first six months of 2010, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.17 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2010, and December 31, 2009.

	Required
	Minimum	June 30, 2010		December 31, 2009
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	16.0%	15.8%	14.9%	14.9%
Total	8.00%	17.4%	17.1%	16.3%	16.2%
Leverage ratio	4.00%	10.0%	9.9%	9.6%	9.6%
Tangible Capital Ratio		9.0%	10.5%	8.4%	10.0%
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
Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the six months ended June 30, 2010 and 2009.

TABLE 7 — Summary of Credit Loss Experience
(Non-Covered Loans)

	Six months ended June 30,
	2010	2009
	(amounts in thousands)

Amount of Total Loans at End of Period (1)	$3,510,779	$3,614,756

Average Total Loans Outstanding (1)	$3,543,009	$3,667,152

Allowance for Credit Losses:
Beginning of Period	$108,924	$53,960
Loans Charged-Off:
Construction Loans	6,918	18,769
Real Estate Loans	2,964	495
Commercial and Industrial	3,741	2,264
Lease Financing Receivables	—	170
Consumer Loans	148	152

Total Loans Charged-Off	13,771	21,850

Recoveries:
Real Estate Loans	2	468
Commercial and Industrial	147	17
Lease Financing Receivables	—	147
Consumer Loans	46	13

Total Loans Recovered	195	645

Net Loans Charged-Off	13,576	21,205

Provision Charged to Operating Expense	23,200	42,000

Allowance for Credit Losses at End of period	$118,548	$74,755

(1)	Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	0.38%	0.58%
Net Loans Charged-Off to Total Loans at End of Period	0.39%	0.59%
Allowance for Credit Losses to Average Total Loans	3.35%	2.04%
Allowance for Credit Losses to Total Loans at End of Period	3.38%	2.07%
Net Loans Charged-Off to Allowance for Credit Losses	11.45%	28.37%
Net Loans Charged-Off to Provision for Credit Losses	58.52%	50.49%
While we believe that the allowance at June 30, 2010, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the second quarter with the following results:
•
We have $150 million in a repurchase agreement with an embedded double cap. This transaction was conducted in September 2006 to protect against rising interest rates. The repurchase agreement is with JP Morgan. The Moody’s public debt rating for this institution is Aa3.

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
Approximately $1.1 billion, or 56%, of the total investment portfolio at June 30, 2010 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2010:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(4.09%)
- 100 basis points	0.80%
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission.  The subpoena and the SEC’s corresponding investigation are non-public, which means that the information we provide to the SEC will not be publicized.  We are, however, required to publicly disclose the fact that we received a subpoena from the SEC.  The subpoena requests information regarding our loan underwriting guidelines, our allowance for credit losses and our allowance for loan loss calculation methodology, our methodology for grading loans and the process for making provisions for loan losses, and our provision for credit losses.  In addition, the subpoena requests information regarding presentations we have given or conferences we have attended with analysts, brokers, investors or prospective investors.
We do not know the events that caused the SEC to request information on these subjects, and the SEC does not make this information known.  According to the correspondence that accompanied the subpoena, “[t]he investigation does not mean the [SEC has] concluded that you or anyone else has broken the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.”
CVB is fully complying with the SEC’s requests, and we look forward to a speedy resolution.
ITEM 1A. RISK FACTORS
Except as described below, there are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.
We are subject to a pending investigation by the Securities and Exchange Commission which could adversely affect us.
We are subject to an investigation by the SEC. We are unable, at this time, to estimate our potential liability in this matter, but may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with this investigation which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in this investigation may divert internal resources away from managing our business.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination of the ability to treat trust preferred securities as Tier 1 capital; (v) the termination of investments by the Treasury under the Troubled Assets Relief Program (“TARP”); (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts and (xi) changes in the calculation of FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (less than $15 billion with respect to trust preferred securities) are exempt from certain provisions of the legislation. We cannot predict the how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any common stock during the six months ended June 30, 2010. Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock, all of which remain to be repurchased at June 30, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended to date.

10.1	Summary CVB Financial Corp. Discretionary Performance Compensation Plan (1)

10.2	Executive Incentive Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on April 2, 2010.

(2)	Incorporated by reference from Annex A to the Definitive Proxy Statement filed by the Company on April 9, 2010.

(3) SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP. (Registrant)
Date: August 9, 2010	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Duly Authorized Officer and Chief Financial Officer