Form 10-Q
period 2010-09-30
CVB FINANCIAL CORP
filed 2010-11-09
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
Number of shares of common stock of the registrant: 105,918,076 outstanding as of November 3, 2010.

CVB FINANCIAL CORP.
2010 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$195,920	$103,254
Interest-bearing balances due from depository institutions	100,350	1,226

Total cash and cash equivalents	296,270	104,480

Investment in stock of Federal Home Loan Bank (FHLB)	90,350	97,582
Investment securities available-for-sale	1,912,268	2,108,463
Investment securities held-to-maturity	3,161	3,838

Loans held-for-sale	3,154	1,439

Loans and lease finance receivables	3,822,802	4,079,013
Allowance for credit losses	(105,289)	(108,924)

Net Loans and lease finance receivables	3,717,513	3,970,089

Premises and equipment, net	41,936	41,444
Bank owned life insurance	112,173	109,480
Accrued interest receivable	25,530	28,672
Intangibles	9,937	12,761
Goodwill	55,097	55,097
FDIC loss sharing asset	108,305	133,258
Other assets	108,177	73,166

TOTAL ASSETS	$6,483,871	$6,739,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,699,096	$1,561,981
Interest-bearing	2,823,368	2,876,673

Total deposits	4,522,464	4,438,654
Demand Note to U.S. Treasury	3,752	2,425
Customer repurchase agreements	557,573	485,132
Repurchase agreements	—	250,000
Borrowings	553,322	753,118
Accrued interest payable	5,104	6,481
Deferred compensation	9,140	9,166
Junior subordinated debentures	115,055	115,055
Other liabilities	52,703	41,510

TOTAL LIABILITIES	5,819,113	6,101,541

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 105,918,376 (2010) and 106,263,511 (2009)	489,739	491,226
Retained earnings	146,586	120,612
Accumulated other comprehensive income, net of tax	28,433	26,390

Total stockholders’ equity	664,758	638,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,483,871	$6,739,769

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$58,165	$50,561	$185,105	$149,858
Investment securities:
Taxable	11,461	18,278	41,938	59,848
Tax-preferred	6,324	6,749	19,265	20,560

Total investment income	17,785	25,027	61,203	80,408
Dividends from FHLB stock	105	195	233	195
Federal funds sold and Interest bearing deposits with other institutions	418	136	757	195

Total interest income	76,473	75,919	247,298	230,656
Interest expense:
Deposits	4,310	5,934	14,439	18,963
Borrowings	8,652	14,265	30,162	44,367
Junior subordinated debentures	896	914	2,529	3,133

Total interest expense	13,858	21,113	47,130	66,463

Net interest income before provision for credit losses	62,615	54,806	200,168	164,193
Provision for credit losses	25,300	13,000	48,500	55,000

Net interest income after provision for credit losses	37,315	41,806	151,668	109,193

Other operating income:
Impairment loss on investment securities	—	(1,850)	(98)	(1,850)
Less: Noncredit-related impairment loss recorded in other comprehensive income	(127)	1,618	(714)	1,618

Net impairment loss on investment securities recognized in earnings	(127)	(232)	(812)	(232)
Service charges on deposit accounts	4,225	3,720	12,686	11,080
Trust and Investment Services	1,928	1,682	6,255	4,948
Bankcard services	760	605	2,110	1,725
BOLI income	813	685	2,394	2,081
Reduction in FDIC loss sharing asset	(2,630)	—	(14,800)	—
Other	1,631	1,744	3,193	3,120
Gain on sale of securities	30,119	6,898	38,900	28,446

Total other operating income	36,719	15,102	49,926	51,168

Other operating expenses:
Salaries and employee benefits	17,311	15,618	52,863	46,814
Occupancy and Equipment	4,807	4,330	14,641	13,199
Professional services	4,135	1,646	9,823	4,998
Amortization of intangibles	934	734	2,824	2,257
Other	22,131	7,517	46,536	26,953

Total other operating expenses	49,318	29,845	126,687	94,221

Earnings before income taxes	24,716	27,063	74,907	66,140
Income taxes	6,789	7,741	21,846	17,789

Net earnings	$17,927	$19,322	$53,061	$48,351
Preferred stock dividend and other reductions	58	8,838	181	12,879

Net earnings allocated to common shareholders	$17,869	$10,484	$52,880	$35,472

Comprehensive income	$3,439	$41,749	$55,104	$66,520

Basic earnings per common share	$0.17	$0.10	$0.50	$0.40

Diluted earnings per common share	$0.17	$0.10	$0.50	$0.40

Cash dividends per common share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Repurchase of common stock	(600)	(4,768)				(4,768)
Proceeds from exercise of stock options	255	1,146				1,146
Tax benefit from exercise of stock options		459				459
Stock-based Compensation Expense		1,676				1,676
Cash dividends declared
Common ($0.255 per share)			(27,087)			(27,087)
Comprehensive income:
Net earnings			53,061		$53,061	53,061
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				1,629	1,629	1,629
Portion of impairment loss on investment securities reclassified in the current year, net				414	414	414

Comprehensive income					$55,104

Balance September 30, 2010	105,918	$489,739	$146,586	$28,433		$664,758

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Loss	Income	Total

Balance January 1, 2009	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Repurchase of Preferred Stock		(130,000)					(130,000)
Amortization of preferred stock discount		8,492		(8,492)			—
Issuance of common stock	22,655		126,066				126,066
Proceeds from exercise of stock options	307		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense			1,137				1,137
Cash dividends
Preferred				(23,174)			(23,174)
Common ($0.255 per share)				(4,273)			(4,273)
Comprehensive income:
Net earnings				48,351		$48,351	48,351
Other comprehensive gain:
Unrealized loss on securities available-for-sale, net					19,107	19,107	19,107
Non-credit-related impairment loss on investment securities recorded in the current year, net					(938)	(938)	(938)

Comprehensive income						$66,520

Balance September 30, 2009	106,232	$—	$492,014	$112,596	$46,900		$651,510

	At September 30,
	2010	2009

Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$41,610	$59,540
Tax benefit	(17,476)	(25,007)
Less:
Reclassification adjustment for net gain on securities included in net income	(38,088)	(28,214)
Add:
Tax expense on reclassification adjustments	15,997	11,850

Net unrealized gain on securities	$2,043	$18,169

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$229,991	$230,996
Service charges and other fees received	27,274	22,407
Interest paid	(48,574)	(67,785)
Cash paid to vendors and employees	(103,870)	(81,618)
Income taxes paid	(35,776)	(34,586)

Net cash provided by operating activities	69,045	69,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	7,232	—
Proceeds from sales of investment securities	743,769	459,092
Proceeds from repayment of investment securities	213,130	296,052
Proceeds from maturity of investment securities	185,789	153,562
Purchases of investment securities	(907,695)	(790,231)
Net decrease in loans and lease finance receivables	201,976	111,125
Proceeds from sales of premises and equipment	114	234
Proceeds from sales of other real estate owned	6,972	12,823
Purchase of premises and equipment	(5,811)	(3,297)
Other, net	(329)	(410)

Net cash provided by investing activities	445,147	238,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	87,231	338,369
Net (decrease)/increase in time deposits	(3,150)	193,246
Repayment of advances from Federal Home Loan Bank	(250,000)	(600,000)
Net decrease in other borrowings	(198,673)	(184,592)
Net increase in repurchase agreements	72,440	102,513
Cash dividends on preferred stock	—	(4,273)
Cash dividends on common stock	(27,087)	(23,174)
Repurchase of preferred stock	—	(130,000)
Repurchase of common stock	(4,768)	—
Issuance of common stock	—	126,066
Proceeds from exercise of stock options	1,146	280
Tax benefit related to exercise of stock options	459	62

Net cash used in financing activities	(322,402)	(181,503)

NET INCREASE IN CASH AND CASH EQUIVALENTS	191,790	126,861
CASH AND CASH EQUIVALENTS, beginning of period	104,480	95,297

CASH AND CASH EQUIVALENTS, end of period	$296,270	$222,158

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Nine Months
	Ended September 30,
	2010	2009
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$53,061	$48,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(38,900)	(28,446)
Loss on sale of premises and equipment	64	53
Loss/(Gain) on sale of other real estate owned	686	(512)
Credit-related impairment loss on investment securities held-to-maturity	812	232
Increase from bank owned life insurance	(2,394)	(2,081)
Net amortization of premiums on investment securities	3,570	1,715
Accretion of SJB Discount	(22,333)	—
Provisions for credit losses	48,500	55,000
Reduction in FDIC Loss Sharing Asset	14,800	—
Stock-based compensation	1,676	1,137
Depreciation and amortization	7,965	7,401
Change in accrued interest receivable	3,142	1,089
Change in accrued interest payable	(1,377)	(1,320)
Change in other assets and liabilities	(227)	(13,205)

Total adjustments	15,984	21,063

NET CASH PROVIDED BY OPERATING ACTIVITIES	$69,045	$69,414

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$25,547	$7,644
See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the nine months ended September 30, 2010 and 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
Loans and Lease Finance Receivables — Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2010, the Company had entered into commitments with certain customers amounting to $555.5 million compared to $596.6 million at December 31, 2009. Letters of Credit at September 30, 2010 and December 31, 2009, were $68.4 million and $69.5 million, respectively.
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

Throughout this document, we have separated the discussion of asset quality into two sections: non-covered loans and covered loans. The non-covered loans represent the legacy Citizens Business Bank loans and exclude all loans acquired in the San Joaquin Bank (“SJB”) acquisition. The SJB loans are “covered” loans as defined in the loss sharing agreement with the FDIC.
Provision and Allowance for Credit Losses — The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first nine months of 2010, we recorded a provision for credit losses of $48.5 million. The allowance for credit losses was $105.3 million as of September 30, 2010, or 3.08% of total non-covered loans and leases.
In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first nine months of 2010, the Company recorded an increase of $2.2 million in the reserve for undisbursed commitments. As of September 30, 2010, the balance in this reserve was $10.1 million.
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
At September 30, 2010, the Company had non-covered impaired loans of $162.4 million. Of this amount, $5.1 million consisted of non-accrual residential construction and land loans, $71.4 million in non-accrual commercial construction loans, $14.5 million of non-accrual single family mortgage loans, $56.3 million of non-accrual commercial real estate loans, $6.1 million of non-accrual commercial and industrial loans, $5.2 million in dairy and livestock loans, and $242,000 of non-accrual consumer loans. Non-covered impaired loans also include $78.2 million of loans whose terms were modified in a troubled debt restructure, of which $74.7 million are classified as non-accrual. The remaining balance of $3.5 million consists of three loans performing according to the restructured terms. The non-covered impaired loans of $162.4 million (net of $45.9 million in charge-offs) are supported by collateral with a fair value equal to or greater than the loan amount, less selling costs and net of prior liens. For the collateral-deficient loans, the amount of specific reserve was $1.5 million at September 30, 2010. At December 31, 2009, the Bank had classified as impaired, non-covered loans with a balance of $72.3 million.
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
At September 30, 2010 goodwill was $55.1 million. As of September 30, 2010, intangible assets that continue to be subject to amortization include core deposit premiums of $9.9 million (net of $22.1 million of accumulated amortization). Amortization expense for such intangible assets was $2.8 million for the nine months ended September 30, 2010. Estimated amortization expense, for the remainder of 2010 is expected to be $908,000. Estimated amortization expense, for the succeeding five fiscal years is $3.5 million for year one, $2.2 million for year two, $1.1 million for year three, $475,000 for year four and $1.8 million thereafter. The weighted average remaining life of intangible assets is approximately 3.3 years.
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
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2010 was 105,918,376. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the nine months ended		For the three months ended
	September 30		September 30,
	2010	2009	2010	2009
Earnings per common share
Net earnings	$53,061	$48,351	$17,927	$19,322
Less: Dividends on preferred stock and discount amortization	—	12,765	—	8,804

Net earnings available to common shareholders	$53,061	$35,586	$17,927	$10,518

Less: Net earnings allocated to restricted stock	181	114	58	34

Net earnings allocated to common shareholders (numerator)	$52,880	$35,472	$17,869	$10,484

Weighted Average Shares Outstanding (denominator)	105,926	88,601	105,685	99,242
Earnings per common share	$0.50	$0.40	$0.17	$0.10

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$52,880	$35,472	$17,869	$10,484

Weighted Average Shares Outstanding	105,926	88,601	105,685	99,242
Incremental shares from assumed exercise of outstanding options	171	97	110	90

Diluted Weighted Average Shares Outstanding (denominator)	106,097	88,698	105,795	99,332
Diluted earnings per common share	$0.50	$0.40	$0.17	$0.10

Stock-Based Compensation — At September 30, 2010, the Company has three stock-based employee compensation plans, which are described more fully in Note 16 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
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
Recent Accounting Pronouncements — In July 2010, the FASB issued an accounting standards update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends FASB ASC Topic 310, Receivables. The update will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The guidance in the ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material effect on the Company’s consolidated financial position or results of operations.
Shareholder Rights Plan — The Company had a shareholder rights plan designed to maximize long-term value and to protect shareholders from improper takeover tactics and takeover bids which are not fair to all shareholders. In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at an initial exercise price of $50.00 (subject to adjustment as described in the terms of the plan) upon the occurrence of certain triggering events. The shareholder rights plan expired pursuant to its terms on June 21, 2010.
Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. Except as discussed in Part II — Other Information Item 1.“Legal Proceedings,” at September 30, 2010 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
2. INVESTMENTS
The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$184,711	$410	$(25)	$185,096	9.68%
Mortgage-backed securities	830,340	16,825	(1,668)	845,497	44.21%
CMO’s / REMIC’s	219,088	5,422	(245)	224,265	11.73%
Municipal bonds	628,359	29,507	(456)	657,410	34.38%

Total Investment Securities	$1,862,498	$52,164	$(2,394)	$1,912,268	100.00%

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
U.S. Treasury securities	$507	$—	$—	$507	0.02%
Government agency & government-sponsored enterprises	21,574	140	(1)	21,713	1.03%
Mortgage-backed securities	629,998	18,138	(968)	647,168	30.70%
CMO’s / REMIC’s	759,179	17,297	(3,311)	773,165	36.67%
Municipal bonds	647,556	18,290	(2,420)	663,426	31.46%
Other securities	2,484	—	—	2,484	0.12%

Total Investment Securities	$2,061,298	$53,865	$(6,700)	$2,108,463	100.00%

Approximately 65% of the available-for-sale portfolio represents securities issued by the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2010 and December 31, 2009.
Gross realized gains in our available-for-sale portfolio were $38.9 million for the nine months ended September 30, 2010 and $28.4 million for the same period in 2009.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,161	$746	$3,161	$746

Available-for-Sale
Government agency	$13,904	$25	$—	$—	$13,904	$25
Mortgage-backed securities	487,040	1,668	—	—	487,040	1,668
CMO/REMICs	43,248	245	—	—	43,248	245
Municipal bonds	12,852	155	6,179	301	19,031	456

	$557,044	$2,093	$6,179	$301	$563,223	$2,394

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
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

As of September 30, 2010, the unrealized loss on this security was $746,000 and the fair value on the security was 81% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of September 30, 2010. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the first nine months of 2010 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment loss of $812,000 during the first nine months of 2010.
The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the nine months ended September 30, 2010.

For the nine months
ended
September 30, 2010
(in thousands)
Balance, beginning of the period	$323
Addition of OTTI that was not previously recognized	812
Reduction for securities sold during the period	—

Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—

Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,135

Government Agency — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at September 30, 2010.
Mortgaged-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 2.9 years. The contractual cash flows of 98.7% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 1.3% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. There was no loss greater than 12 months on these securities at September 30, 2010.

Municipal Bonds — Ninety-six percent of our $657.4 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 5.0 years. The unrealized loss greater than 12 months on these securities at September 30, 2010 was $301,000. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2010.
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
At September 30, 2010 and December 31, 2009, investment securities having an amortized cost of approximately $1.81 billion and $2.02 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$268,818	$270,893	2.63%
Due after one year through five years	1,156,877	1,182,675	3.09%
Due after five years through ten years	396,938	417,846	4.11%
Due after ten years	39,865	40,854	3.68%

	$1,862,498	$1,912,268	3.26%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2010.
3. FAIR VALUE INFORMATION
The following disclosure provides fair value information for financial assets and liabilities as of September 30, 2010 and December 31, 2009. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
Investment security held-to-maturity — Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the first nine months of 2010, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.
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
The fair value of commitments to extend credit and standby letters of credit were not significant at either September 30, 2010 or December 31, 2009, as these instruments predominantly have adjustable terms and are of a short-term nature.
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
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$—	$—	$—	$—
Mortgage-backed securities	845,497	—	845,497	—
CMO’s / REMIC’s	224,265	—	224,265	—
Government agency	185,096	—	185,096	—
Municipal bonds	657,410	—	657,410	—

Investment Securities-AFS	$1,912,268	$—	$1,912,268	$—
Interest Rate Swaps	15,008	—	15,008	—

Total Assets	$1,927,276	$—	$1,927,276	$—

Description of Liability
Interest Rate Swaps	$15,008	$—	$15,008	$—

Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Description of Assets
U.S. Treasury securities	$507	$—	$507	$—
Mortgage-backed securities	647,168	—	647,168	—
CMO’s / REMIC’s	773,165	—	773,165	—
Government agency	21,713	—	21,713	—
Municipal bonds	663,426	—	663,426	—
Other securities	2,484		2,484

Investment Securities-AFS	$2,108,463	$—	$2,108,463	$—
Interest Rate Swaps	4,334	—	4,334	—

Total Assets	$2,112,797	$—	$2,112,797	$—

Description of Liability
Interest Rate Swaps	$4,334	$—	$4,334	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at September 30, 2010 and December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets.
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the nine
		Active Markets	Other	Significant	months ended
		for Identical	Observable	Unobservable	September 30,
	Carrying Value at	Assets	Inputs	Inputs	2010
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,161	$—	$3,161	$—	$(812)
Impaired Loans-Noncovered	$61,934	$—	$3,545	$58,389	$(45,943)
OREO-Noncovered	$17,387	$—	$—	$17,387	$(686)
OREO-Covered	$9,358	$—	$—	$9,358	$—
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2009
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,838	$—	$3,838	$—	$(323)
Impaired Loans-Noncovered	$29,982	$—	$2,500	$27,482	$(18,450)
OREO-Noncovered	$3,936	$—	$—	$3,936	$(848)
OREO-Covered	$5,565	$—	$—	$5,565	$—

The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2010 and December 31, 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Cash and due from banks	$195,920	$195,920	$103,254	$103,254
Interest-bearing balances due from depository institutions	100,350	100,350	1,226	1,226
FHLB Stock	90,350	90,350	97,582	97,582
Investment securities available-for-sale	1,912,268	1,912,268	2,108,463	2,108,463
Investment securities held-to-maturity	3,161	3,161	3,838	3,838
Total Loans, net of allowance for credit losses	3,717,513	3,864,163	3,970,089	3,955,500
Accrued interest receivable	25,530	25,530	28,672	28,672
Swaps	15,008	15,008	4,334	4,334

Liabilities
Deposits:
Noninterest-bearing	$1,699,096	$1,699,096	$1,561,981	$1,561,981
Interest-bearing	2,823,368	2,825,472	2,876,673	2,879,305
Demand note to U.S. Treasury	3,752	3,752	2,425	2,425
Borrowings	1,110,895	1,166,781	1,488,250	1,536,933
Junior subordinated debentures	115,055	115,820	115,055	115,817
Accrued interest payable	5,104	5,104	6,481	6,481
Swaps	15,008	15,008	4,334	4,334
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
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
The following tables present the operating results and other key financial measures for the individual reportable segments for the three and nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$128,686	$62,258	$56,354	$—	$247,298
Credit for funds provided (1)	52,863	—	26,553	(79,416)	—

Total interest income	181,549	62,258	82,907	(79,416)	247,298

Interest expense	17,873	26,874	2,383	—	47,130
Charge for funds used (1)	9,550	29,921	39,945	(79,416)	—

Total interest expense	27,423	56,795	42,328	(79,416)	47,130

Net interest income	154,126	5,463	40,579	—	200,168

Provision for credit losses	—	—	48,500		48,500

Net interest income after provision for credit losses	$154,126	$5,463	$(7,921)	$—	$151,668

Non-interest income	17,695	38,089	(5,858)	—	49,926
Non-interest expense	39,103	19,770	67,814	—	126,687

Segment pretax profit (loss)	$132,718	$23,782	$(81,593)	$—	$74,907

Segment assets as of September 30, 2010	$4,899,709	$1,730,982	$1,311,589	$(1,458,409)	$6,483,871

	Nine Months Ended September 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$115,711	$80,877	$34,068	$—	$230,656
Credit for funds provided (1)	37,526	—	16,457	(53,983)	—

Total interest income	153,237	80,877	50,525	(53,983)	230,656

Interest expense	21,382	41,400	3,681	—	66,463
Charge for funds used (1)	9,325	20,167	24,491	(53,983)	—

Total interest expense	30,707	61,567	28,172	(53,983)	66,463

Net interest income	122,530	19,310	22,353	—	164,193

Provision for credit losses	—	—	55,000		55,000

Net interest income after provision for credit losses	$122,530	$19,310	$(32,647)	$—	$109,193

Non-interest income	14,670	28,215	8,283	—	51,168
Non-interest expense	36,939	1,122	56,160	—	94,221

Segment pretax profit (loss)	$100,261	$46,403	$(80,524)	$—	$66,140

Segment assets as of September 30, 2009	$4,241,933	$2,724,010	$738,934	$(1,158,612)	$6,546,265

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	Three Months Ended September 30, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$42,926	$18,331	$15,216	$—	$76,473
Credit for funds provided (1)	18,141	—	8,869	(27,010)	—

Total interest income	61,067	18,331	24,085	(27,010)	76,473

Interest expense	5,287	7,678	893	—	13,858
Charge for funds used (1)	2,976	10,830	13,204	(27,010)	—

Total interest expense	8,263	18,508	14,097	(27,010)	13,858

Net interest income	52,804	(177)	9,988	—	62,615

Provision for credit losses	—	—	25,300	—	25,300

Net interest income after provision for credit losses	$52,804	$(177)	$(15,312)	$—	$37,315

Non-interest income	5,891	29,993	835	—	36,719
Non-interest expense	12,803	13,330	23,185	—	49,318

Segment pretax profit (loss)	$45,892	$16,486	$(37,662)	$—	$24,716

	Three Months Ended September 30, 2009
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	38,632	$25,388	$11,899	$—	$75,919
Credit for funds provided (1)	14,877	—	6,723	(21,600)	—

Total interest income	53,509	25,388	18,622	(21,600)	75,919

Interest expense	6,920	13,286	907	—	21,113
Charge for funds used (1)	2,522	$8,995	10,083	(21,600)	—

Total interest expense	9,442	22,281	10,990	(21,600)	21,113

Net interest income	44,067	3,107	7,632	—	54,806

Provision for credit losses	—	—	13,000	—	13,000

Net interest income after provision for credit losses	$44,067	$3,107	$(5,368)	$—	$41,806

Non-interest income	5,058	6,667	3,377	—	15,102
Non-interest expense	12,236	$383	17,226	—	29,845

Segment pretax profit (loss)	$36,889	$9,391	$(19,217)	$—	$27,063

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
5. DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of September 30, 2010, the Bank entered into 46 interest-rate swap agreements with customers and 46 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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
As of September 30, 2010, the total notional amount of the Bank’s swaps was $299.5 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended September 30, 2010.

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2010		September 30, 2010
	(amounts in thousands)
Derivatives Not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value

Interest Rate Swaps	Other Assets	$15,008	Other Liabilities	$15,008

Total Derivatives		$15,008		$15,008

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
nine months ended September 30, 2010
(amounts in thousands)

		Amount of Gain
		Recognized in Income
Derivatives Not Designated as	Location of Gain Recognized in	on Derivative
Hedging Instruments	Income on Derivative	September 30, 2010
Interest Rate Swaps	Other Income	$859

Total		$859

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of CVB Financial Corp. and its subsidiaries. Throughout this discussion, “Company” refers to CVB Financial Corp. and its subsidiaries as a consolidated entity. “CVB” refers to CVB Financial Corp. as the unconsolidated parent company and “Bank” refers to Citizens Business Bank. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and this discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the effect of acquisitions we may make; the effect of changes in laws and regulations (including laws and regulations concerning financial reform, taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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
Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 18% of our total loan portfolio of $4.0 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.
Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value, along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also opened six Commercial Banking Centers since 2008.
Our net income increased to $53.1 million for the first nine months of 2010 compared with $48.4 million for the first nine months of 2009, an increase of $4.7 million, or 9.74%. Diluted earnings per share increased to $0.50 per share for 2010, from $0.40 per share for 2009. Operating results for the first nine months of 2010 include a $48.5 million provision for credit losses, a $38.9 million gain on sale of securities, and an $18.7 million charge for the prepayment of borrowings.
For the quarter ended September 30, 2010, our net income decreased to $17.9 million compared to $19.3 million for the quarter ended September 30, 2009, a decrease of $1.4 million, or 7.21%. Diluted earnings per share were $0.17 for the third quarter of 2010 compared to $0.10 for the third quarter of 2009. The decrease in diluted earnings per share during the third quarter of 2009 was due to the repayment of TARP preferred stock resulting in a one-time, non-cash reduction in net income applicable to common stockholders of $7.6 million.
The operating results for the third quarter and first nine months of 2010 were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
We reported net earnings of $53.1 million for the nine months ended September 30, 2010. This represented an increase of $4.7 million or 9.74%, from net earnings of $48.4 million for the nine months ended September 30, 2009. Basic and diluted earnings per common share for the nine-month period increased to $0.50 per common share for 2010, compared to $0.40 per common share for 2009. The annualized return on average assets was 1.04% for the nine months of 2010 compared to an annualized return on average assets of 0.99% for the nine months of 2009. The annualized return on average equity was 10.62% for the nine months ended September 30, 2010, compared to an annualized return on average equity of 10.01% for the nine months ended September 30, 2009.
For the quarter ended September 30, 2010, our net earnings were $17.9 million. This represents a decrease of $1.4 million, or 7.21%, from net earnings of $19.3 million for the third quarter of 2009. Basic and diluted earnings per common share increased to $0.17 per share for the third quarter of 2010 compared to $0.10 per share for the third quarter of 2009. The annualized return on average assets was 1.05% and 1.17% for the third quarter of 2010 and 2009, respectively. The annualized return on average equity was 10.34% and 11.33% for the third quarter of 2010 and 2009, respectively.
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

Our net interest income, before the provision for credit losses, totaled $200.2 million for the nine months ended September 30, 2010. This represented an increase of $35.9 million, or 21.91%, over net interest income, before provision for credit losses, of $164.2 million for the same period in 2009. The increase in net interest income of $35.9 million resulted from a $16.6 million increase in interest income and a $19.3 million decrease in interest expense.
Interest income totaled $247.3 million for the first nine months of 2010. This represented an increase of $16.6 million, or 7.22%, compared to total interest income of $230.7 million for the same period last year. The increase in interest income is primarily due to a $22.3 million discount accretion on covered loans acquired from SJB. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. As a result, average yield on earning assets increased to 5.58% for the nine months of 2010 from 5.18% for the same period of 2009, or 40 basis points. Average earning assets decreased by $62.7 million, or 1.02%, from $6.18 billion to $6.12 billion.
Interest expense totaled $47.1 million for the first nine months of 2010. This represented a decrease of $19.3 million, or 29.09%, from total interest expense of $66.5 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $414.5 million, from $1.98 billion as of September 30, 2009 to $1.57 billion as of September 30, 2010. The average rate paid on interest-bearing liabilities decreased to 1.39% for the first nine months of 2010 from 1.98% for the same period in 2009, or 59 basis points. The average cost of deposits decreased to 0.66% for the first nine months of 2010 from 1.03% for the same period in 2009, or 37 basis points. The decrease in rates paid on deposits and borrowings was offset by an increase in average interest-bearing deposits of $450.9 million, or 18.37%, from $2.46 billion to $2.91 billion.
For the third quarter ended September 30, 2010, our net interest income, before provision for credit losses, totaled $62.6 million. This represented an increase of $7.8 million, or 14.25%, over net interest income of $54.8 million for the same period in 2009. The increase in net interest income of $7.8 million was primarily due to a decrease in interest expense of $7.3 million and an increase in interest income of $555,000.
Interest income totaled $76.5 million for the third quarter of 2010. This represented an increase of $555,000, or 0.73%, compared to total interest income of $75.9 million for the same period last year. Interest income on loans increased by $7.6 million for the third quarter of 2010 compared to the same period last year. This increase includes a $4.5 million discount accretion on covered loans acquired from SJB. Interest income on loans was offset by a decrease in investment income of $7.2 million quarter over quarter.
Interest expense totaled $13.9 million for the third quarter of 2010. This represented a decrease of $7.3 million or 34.36%, from total interest expense of $21.1 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $340.5 million, or 18.95%. The average rate paid on interest-bearing liabilities decreased to 1.25% for the third quarter ending September 30, 2010 from 1.89% for the same period in 2009, or 64 basis points. The average cost of deposits decreased to 0.59% for the third quarter ending September 30, 2010 from 0.91% for the same period in 2009, or 32 basis points. The decrease in yields was offset by an increase in average interest-bearing deposits of $295.6 million, or 11.39%, from $2.59 billion to $2.89 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period and nine-month period ended September 30, 2010 and 2009. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.
TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine-month period ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,365,745	$41,938	4.11%	$1,699,786	$59,848	4.73%
Tax preferenced (1)	654,988	19,265	5.55%	669,615	20,560	5.78%
Investment in FHLB stock	95,117	233	0.33%	93,240	195	0.28%
Federal Funds Sold & Interest Bearing Deposits with other institutions	52,327	757	1.93%	68,786	195	0.38%
Loans HFS	2,813	40	1.90%	—	—	0.00%
Loans (2) (3)	3,944,561	185,065	6.27%	3,646,862	149,858	5.49%

Total Earning Assets	6,115,551	247,298	5.58%	6,178,289	230,656	5.18%
Total Non Earning Assets	714,754			356,180

Total Assets	$6,830,305			$6,534,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,699,318	$7,732	0.61%	$1,286,477	$7,469	0.78%
Time Deposits	1,206,760	6,707	0.74%	1,168,682	11,494	1.31%

Total Deposits	2,906,078	14,439	0.66%	2,455,159	18,963	1.03%
Other Borrowings	1,570,007	32,691	2.75%	1,984,526	47,500	3.16%

Interest Bearing Liabilities	4,476,085	47,130	1.39%	4,439,685	66,463	1.98%

Non-interest bearing deposits	1,624,866			1,380,349
Other Liabilities	61,272			68,597
Stockholders’ Equity	668,082			645,838

Total Liabilities and Stockholders’ Equity	$6,830,305			$6,534,469

Net interest income		$200,168			$164,193

Net interest spread — tax equivalent			4.19%			3.20%
Net interest margin			4.39%			3.57%
Net interest margin — tax equivalent			4.56%			3.75%
Net interest margin excluding loan fees			4.34%			3.52%
Net interest margin excluding loan fees — tax equivalent			4.51%			3.70%

(1)	Non tax-equivalent rate was 3.93% for 2010, 4.11% for 2009

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $2,198; 2009, $2,279

(3)	Non-performing, non-covered loans are included in net loans as follows: 2010, $158.9 million; 2009, $58.1 million

(4)	Includes interest bearing demand and money market accounts

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,294,734	$11,461	3.57%	$1,635,607	$18,278	4.49%
Tax preferenced (1)	654,675	6,324	5.46%	665,405	6,749	5.76%
Investment in FHLB stock	92,038	105	0.46%	93,240	195	0.84%
Federal Funds Sold & Interest Bearing Deposits with other institutions	92,148	418	1.81%	143,220	136	0.38%
Loans HFS	3,001	7	0.93%	—	—	—
Loans (2) (3)	3,887,929	58,158	5.93%	3,606,945	50,561	5.56%

Total Earning Assets	6,024,525	76,473	5.23%	6,144,417	75,919	5.11%
Total Non Earning Assets	763,007			413,697

Total Assets	$6,787,532			$6,558,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,704,896	$2,372	0.55%	$1,380,686	$2,466	0.71%
Time Deposits	1,185,640	1,938	0.65%	1,214,205	3,468	1.13%

Total Deposits	2,890,536	4,310	0.59%	2,594,891	5,934	0.91%
Other Borrowings	1,455,715	9,548	2.57%	1,796,234	15,179	3.31%

Interest Bearing Liabilities	4,346,251	13,858	1.25%	4,391,125	21,113	1.89%

Non-interest bearing deposits	1,677,328			1,427,916
Other Liabilities	75,828			62,538
Stockholders’ Equity	688,125			676,535

Total Liabilities and Stockholders’ Equity	$6,787,532			$6,558,114

Net interest income		$62,615			$54,806

Net interest spread — tax equivalent			3.98%			3.22%
Net interest margin			4.15%			3.57%
Net interest margin — tax equivalent			4.32%			3.75%
Net interest margin excluding loan fees			4.11%			3.52%
Net interest margin excluding loan fees — tax equivalent			4.28%			3.70%

(1)	Non tax equivalent rate was 3.87% for 2010 and 4.08% for 2009.

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $630; 2009, $886

(3)	Non-performing, non-covered loans are included in net loans as follows, (000)s omitted: 2010, $158.9 million; 2009, $58.1 million

(4)	Includes interest bearing demand and money market accounts
As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.56% for the first nine months of 2010, compared to 3.75% for the first nine months of 2009. Our tax effected (TE) net interest margin for the third quarter of 2010 was 4.32%, compared to 3.75% for the third quarter of 2009. The increase in the net interest margin over the same period last year is primarily the result of the $22.3 million discount accretion on covered SJB loans which impacted interest income on loans and due to the higher contractual yield on SJB loans. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 4.19% for the first nine months of 2010 and 3.20% for the same period last year. The increase in the net interest spread for the nine months ended September 30, 2010 resulted from a 40 basis point increase in the yield on earning assets and a 59 basis point decrease in the cost of interest-bearing liabilities, thus generating a 99 basis point increase in the net interest spread from the same period last year. The net interest spread was positively impacted by the $22.3 million discount accretion on covered SJB loans recognized as a yield adjustment to interest income during the first nine months of 2010.
For the third quarter of 2010, the Company’s net interest spread (TE) was 3.98% as compared to 3.22% for the same period last year. The increase in net interest spread for the third quarter ended September 30, 2010 resulted from a 12 basis point increase in yield on earning assets and a 64 basis point decrease in the cost of interest-bearing liabilities, thus generating a 76 basis point increase in the net interest spread from the same period last year.
The yield (TE) on earning assets increased to 5.58% for the nine months of 2010, from 5.18% for the same period last year. Average loans as a percent of earning assets increased to 64.50% in the nine months of 2010 over 59.03% for the same period in 2009. Average investments as a percent of earning assets decreased to 33.04% in the nine months of 2010 from 38.35% for the same period in 2009. The yield on loans for the first nine months of 2010 increased to 6.27% as compared to 5.49% for the same period in 2009 as a result of $22.3 million discount accretion on SJB covered loans. The yield on loans decline at a slower rate than general interest rates as approximately 57% of the Company’s loans are fixed-rate loans or hybrid adjustable loans with interest rates that are typically fixed for the first five years of the loans and reset at fixed rates for the remaining 5-year terms. The yield (TE) on investments for the first nine months of 2010 decreased to 4.57% compared to 5.03% for the same period in 2009.
The cost of average interest-bearing liabilities decreased to 1.39% for the first nine months of 2010 as compared to 1.98% for the same period in 2009, reflecting a decrease in interest rates and change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 35.08% during the first nine months of 2010 as compared to 44.70% for the same period in 2009. Average borrowings were $1.57 billion as of September 30, 2010. This represents a decrease of $414.5 million or 20.89%, from average borrowings of $1.98 billion as of September 30, 2009. The cost of borrowings for the first nine months of 2010 decreased to 2.75% as compared to 3.16% for the same period in 2009. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2010 decreased to 0.66% as compared to 1.03% for the same period in 2009, while average deposits increased $450.9 million or 18.37% over the same periods. Banks may have the ability to pay interest on certain demand deposit accounts commencing in July 2011. This could have a negative impact on our net interest margin, net interest spread, and net earnings. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.
For the third quarter of 2010, the yield (TE) on earning assets increased to 5.23%, from 5.11% for the same period last year. The cost of average interest-bearing liabilities decreased to 1.25% for the third quarter of 2010 as compared to 1.89% for the same period in 2009. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of nine months ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(11,539)	$(7,845)	$1,474	$(17,910)
Tax-advantaged securities	(594)	(698)	(3)	(1,295)
Fed funds sold & interest-bearing deposits with other institutions	(47)	800	(191)	562
Investment in FHLB stock	4	35	(1)	38
Loans HFS	—	—	40	40
Loans	12,224	21,276	1,707	35,207

Total interest on earning assets	48	13,568	3,026	16,642

Interest Expense:
Savings deposits	2,409	(1,636)	(526)	247
Time deposits	373	(4,982)	(162)	(4,771)
Other borrowings	(9,933)	(6,170)	1,294	(14,809)

Total interest on interest-bearing liabilities	(7,151)	(12,788)	606	(19,333)

Net Interest Income	$7,199	$26,356	$2,420	$35,975

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of quarters ended September 30,
	2010 Compared to 2009
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(3,859)	$(3,742)	$784	$(6,817)
Tax-advantaged securities	(96)	(347)	18	(425)
Fed funds sold & interest-bearing deposits with other institutions	(49)	512	(181)	282
Investment in FHLB stock	(3)	(89)	2	(90)
Loans HFS	—	—	7	7
Loans	3,938	3,364	295	7,597

Total interest on earning assets	(69)	(302)	925	554

Interest Expense:
Savings deposits	580	(557)	(132)	(109)
Time deposits	(81)	(1,469)	35	(1,515)
Other borrowings	(2,880)	(3,397)	646	(5,631)

Total interest on interest-bearing liabilities	(2,381)	(5,423)	549	(7,255)

Net Interest Income	$2,312	$5,121	$376	$7,809

Interest and Fees on Loans
Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $185.1 million for the first nine months of 2010. This represented an increase of $35.2 million, or 23.52%, over interest and fees on loans of $149.9 million for the same period in 2009. The increase in interest on loans was primarily due to the $22.3 million discount accretion on covered loans acquired from SJB. This amount represents the discount recognized from accelerated principal payments on SJB loans. It is recorded as a yield adjustment to interest income. As a result, the yield on loans increased to 6.27% for the first nine months of 2010, compared to 5.49% for the same period in 2009. Average loans increased $297.7 million, or 8.16%, from $3.65 billion for the first nine months of 2009 to $3.95 billion for the first nine months of 2010 due to the acquisition of SJB.
Interest and fees on loans totaled $58.2 million for the third quarter of 2010. This represented an increase of $7.6 million, or 15.04%, over interest and fees on loans of $50.6 million for the same period in 2009. The increase was primarily due to the $4.5 million discount accretion on covered loans acquired from SJB and increases in average loan balances.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2010 and 2009.
Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $2.2 million for the first nine months of 2010, as compared to $2.3 million for the same period in 2009, a decrease of $81,000 or 3.55%.
Interest on Investments
The second most important component of interest income is interest on investments, which totaled $61.2 million for the first nine months of 2010. This represented a decrease of $19.2 million, or 23.89%, from interest on investments of $80.4 million for the same period in 2009. The decrease in interest on investments for the nine months of 2010 from the same period last year was the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 4.57% for the first nine months of 2010 compared to 5.03% for the first nine months of 2009. Average investment balances for the first nine months for 2010 decreased $345.6 million, or 14.62% from the same period last year.
For the third quarter of 2010, interest income on investments totaled $17.8 million. This represented a decrease of $7.2 million or 28.94%, from interest on investments of $25.0 million for the same period in 2009. The decrease in interest on investments for the third quarter of 2010 from the same period last year reflected decreases in the average balance of investments and in the interest rates due to the sale of certain investment securities. The total yield (TE) on investments decreased to 4.21% for the third quarter of 2010, compared to 4.86% for the same period in 2009.
Interest on Deposits
Interest on deposits totaled $14.4 million for the first nine months of 2010. This represented a decrease of $4.5 million, or 23.86%, from interest on deposits of $19.0 million for the first nine months of 2009. The decrease is due to the decrease in interest rates on deposits partially offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.66% for the first nine months of 2010 from 1.03% for the first nine months of 2009. The cost of total deposits decreased to 0.43% for the first nine months of 2010 from 0.66% for the first nine months of 2009. Average interest-bearing deposits increased $450.9 million, or 18.37%, over the same period last year.

For the third quarter of 2010, interest on deposits totaled $4.3 million. This represented a decrease of $1.6 million, or 27.36%, from interest on deposits of $5.9 million for the same period in 2009. The decrease is due to the decrease in interest rates on deposit partially offset by increases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.59% for the third quarter of 2010 from 0.91% for the third quarter of 2009. The cost of total deposits decreased to 0.37% for the third quarter of 2010 from 0.59% for the third quarter of 2009. Average interest-bearing deposits increased $295.6 million, or 11.39%, over the same period last year.
Interest on Borrowings
Interest on borrowings totaled $30.2 million for the first nine months of 2010. This represented a decrease of $14.2 million, or 32.02%, from interest on borrowings of $44.4 million for the same period of 2009. The decrease is due to the decrease in average borrowings of $414.5 million, or 22.17%, compared to the same period last year. Interest rates on borrowings decreased to 2.73% for the first nine months of 2010 from 3.13% for the first nine months of 2009.
For the third quarter of 2010, interest on borrowings totaled $8.7 million. This represented a decrease of $5.6 million, or 39.35%, from interest on borrowings of $14.3 million for the same period of 2009. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 79 basis points, from 3.32% for the third quarter of 2009 to 2.53% for the third quarter of 2010. Average borrowings decreased $340.5 million, or 20.25%.
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
We made a provision for credit losses of $48.5 million during the first nine months of 2010 and $55.0 million during the same period in 2009. We continue to make provisions for credit losses based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses. The ratio of the allowance for credit losses to total loans as of September 30, 2010 and 2009 was 3.08% and 2.43%, respectively.
No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $52.1 million for the first nine months of 2010 and $21.6 million during the same period of 2009. The increase in net charge-offs of $30.5 million is primarily attributed to our largest borrowing relationship. See “Risk Management – Credit Risk” herein.
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

We reported other operating income of $49.9 million for the first nine months of 2010, compared to other operating income of $51.2 million during the same period of 2009. This represents a decrease of $1.2 million, or 2.43% partially due to a $14.8 million reduction in the FDIC loss sharing asset during the first nine months of 2010. During the first nine months of 2010, we sold $690.9 million in securities and recognized a gain on sale of $38.9 million. In contrast, during the first nine months of 2009, we realized a gain on sale of securities of $28.4 million.
During the first nine months of 2010, we reported increases in service charge fee income, trust and investment services income, BOLI income and bankcard services income compared to the same period last year. Service charge fee income of $12.7 million for the nine months ended September 30, 2010 increased $1.6 million, or 14.49%, over service charge fee income of $11.1 million for the same period last year. Trust and investment services income of $6.3 million during the first nine months of 2010 increased $1.3 million, or 26.41%, over trust and investment service income of $4.9 million during the first nine months of 2009.
Other operating income totaled $36.7 million for the quarter ended September 30, 2010. This represents an increase of $21.6 million, or 143.15%, from total other operating income of $15.1 million for the quarter ended September 30, 2009. The increase was primarily due to the gain on sale of securities of $30.1 million during the quarter ended September 30, 2010 offset by a reduction in FDIC loss sharing asset of $2.6 million. During the quarter ended September 30, 2009, we had a gain on sale of securities of $6.9 million.
During the third quarter of 2010, we reported increases in service charge fee income, trust and investment services income, BOLI income, and bankcard income compared to the same period last year. Service charge fee income of $4.2 million for the quarter ended September 30, 2010 increased $504,000, or 13.56%, over service charge fee income of $3.7 million for the same period last year. Trust and investment services income of $1.9 million during the third quarter of 2010 increased $245,000, or 14.56%, over trust and investment services income of $1.7 million during the third quarter of 2009.
Other Operating Expenses
Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $126.7 million for the first nine months of 2010. This represents an increase of $32.5 million, or 34.46% over other operating expenses of $94.2 million for the same period in 2009. During the first nine months of 2010, we prepaid $350.0 million in borrowings and recorded a prepayment charge of $18.7 million. As deposits and customer repurchases increase, we continue to reduce our reliance on borrowed funds. We also had an increase in salaries and employee expenses of $6.0 million, or 12.92%, as a result of the acquisition of SJB. In addition, professional services expenses were up $4.8 million, or 96.53%, compared to the same period last year, primarily due to legal expenses related to the following (in order of magnitude): the management and collection of credit-impaired loans acquired from the acquisition of SJB, the management and collection of CBB legacy non-accrual loans, and legal expenses related to the SEC investigation.
For the third quarter of 2010, other operating expenses totaled $49.3 million. This represents an increase of $19.5 million, or 65.25%, over other operating expenses of $29.8 million for the same period last year. During the third quarter of 2010, we prepaid $250.0 million in borrowings and recorded a $13.0 million, one-time, prepayment charge. We also had increases in salaries and legal expenses.
At September 30, 2010, we employed 773 full time equivalent employees, compared to 679 full time equivalent employees at September 30, 2009.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.48% and 1.93% for the first nine months of 2010 and 2009, respectively.
Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2010, the efficiency ratio was 62.84%, compared to a ratio of 58.76% for the same period in 2009. The efficiency ratio, before the provision for credit losses, was 50.66% for the first nine months of 2010 and 43.75% for the first nine months of 2009. The increase in the efficiency ratio was primarily due to the $18.7 million prepayment charge on borrowings as discussed above.
Income Taxes
The Company’s effective tax rate for the three and nine months of 2010 was 27.47% and 29.16%, compared to 28.61% and 26.9% for the same period in 2009. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
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
Business Financial and Commercial Banking Centers
Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and nine months ended September 30, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(amounts in thousands)

Key Measures:
Statement of Operations
Interest income (1)	$181,549	$153,237	$61,067	$53,509
Interest expense (1)	27,423	30,707	8,263	9,442

Net Interest Income	$154,126	$122,530	$52,804	$44,067

Non-interest income	17,695	14,670	5,891	5,058
Non-interest expense	39,103	36,939	12,803	12,236

Segment pretax profit (loss)	$132,718	$100,261	$45,892	$36,889

Balance Sheet
Average loans	$4,116,539	$3,646,862	$4,049,273	$3,606,945
Average non-interest bearing deposits	$1,624,866	$1,380,349	$1,677,328	$1,427,916
Average interest-bearing deposits	$2,906,078	$2,455,159	$2,890,537	$2,594,891
Yield on loans (2)	5.29%	5.49%	5.26%	5.56%
Rate paid on deposits	0.66%	1.03%	0.59%	0.91%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the nine months ended September 30, 2010, segment profit increased by $32.5 million, or 32.37%, compared to the same period last year. This was primarily due to the increase in net interest income of $31.6 million, or 25.79%, due to increases in loan balances as a result of the SJB acquisition. Average loan balances increased $469.7 million or 12.88%, from the same period last year. This increase was offset by a decrease in loan yield of 20 basis points. Rates paid on deposits decreased 37 basis points, while average interest-bearing deposits increased $450.9 million, or 18.37%. Non-interest income increased by $3.0 million, or 20.62%, compared to the first nine months of 2009. Non-interest expense increased $2.2 million, or 5.86%, compared to the same period last year.
For the quarter ended September 30, 2010, segment profit increased by $9.0 million, or 24.41%, compared to the same period last year. This was primarily due to the increase in net interest income. Non-interest income increased by $833,000, or 16.47%, compared to the quarter ended September 30, 2009. Non-interest expense increased $567,000, or 4.63%, compared to the same period last year.
Treasury
Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2010 and 2009. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(amounts in thousands)

Key Measures:
Statement of Operations
Interest income (1)	$62,258	$80,877	$18,331	$25,388
Interest expense (1)	56,795	61,567	18,508	22,281

Net Interest Income	$5,463	$19,310	$(177)	$3,107

Non-interest income (expense)	38,089	28,215	29,993	6,667
Non-interest expense	19,770	1,122	13,330	383

Segment pretax profit (loss)	$23,782	$46,403	$16,486	$9,391

Balance Sheet
Average investments	$2,168,178	$2,531,427	$2,133,595	$2,537,472
Average borrowings	$1,454,952	$1,869,471	$1,340,660	$1,681,179
Yield on investments-TE	4.57%	5.03%	4.21%	4.86%
Non-tax equivalent yield	3.93%	4.11%	3.87%	4.08%
Rate paid on borrowings	2.73%	3.13%	2.53%	3.32%
(1) Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
For the nine months ended September 30, 2010, segment profits decreased by $22.6 million from the same period last year. The decrease is primarily due to the decrease in net interest income of $13.8 million year over year and $18.7 million prepayment charge on borrowings during the first nine months of 2010. This was offset by a $10.5 million increase in gain on sale of securities year over year. The decrease in net interest income is partially due to the decrease in average investments of $363.2 million, or 14.35%, and a decrease in yield on investments of 46 basis points from the nine months ended September 30, 2009.
For the quarter ended September 30, 2010, segment profit increased by $7.1 million over the same period last year. This was primarily due to an increase in non-interest income of $23.3 million. We recognized a $30.1 million gain on sale of securities during the three months ended September 30, 2010 compared to a gain on sale of securities of $6.9 million during the three months ended September 30, 2009. This was offset by a decrease in interest income of $7.1 million, or 27.80%, from $25.4 million as of September 30, 2009 and an increase of $12.9 million in non-interest expense due to the $13.0 prepayment penalty on borrowings.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(amounts in thousands)

Key Measures:
Statement of Operations
Interest income (1)	$82,907	$50,525	$24,085	$18,622
Interest expense (1)	42,328	28,172	14,097	10,990

Net interest income	$40,579	$22,353	$9,988	$7,632

Provision for Credit Losses	48,500	55,000	25,300	13,000
Non-interest income (expense)	(5,858)	8,283	835	3,377
Non-interest expense	67,814	56,160	23,185	17,226

Pre-tax loss	$(81,593)	$(80,524)	$(37,662)	$(19,217)

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
The Company’s administration and other operating departments reported pre-tax loss of $81.6 million for the first nine months of 2010. This represents an increase of pre-tax loss of $1.1 million or 1.33%, from a pre-tax loss of $80.5 million for the same period in 2009. The increase in pre-tax loss is primarily attributed to the decrease in non-interest income of $14.1 million which is primarily due to the reduction in the FDIC loss sharing asset of $14.8 million. Non-interest expense also increased $11.7 million primarily due to higher legal expenses as discussed above. This is offset by an increase in net interest income of $18.2 million which is primarily due to the $22.3 million discount accretion on SJB loans.
For the quarter ended September 30, 2010, the company’s administration and other operating departments reported pre-tax loss of $37.7 million. This represents an increase of $18.5 million or 95.98%, from a pre-tax loss of $19.2 million for the same period in 2009. The increase in pre-tax loss is primarily attributed to the increase in provision for credit losses of $12.3 million and increase in non-interest expense of $6.0 million.
ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $6.48 billion at September 30, 2010. This represented a decrease of $255.9 million, or 3.80%, from total assets of $6.74 billion at December 31, 2009 primarily due to a decrease in earning assets. Earning assets totaled $5.8 billion at September 30, 2010. This represented a decrease of $355.8 million, or 5.76%, from total earning assets of $6.18 billion at December 31, 2009, due to a decrease in both loans and investments. Total liabilities were $5.8 billion at September 30, 2010, down $282.4 million, or 4.63%, over total liabilities of $6.10 billion at December 31, 2009. Total equity increased $26.5 million, or 4.16%, to $664.8 million at September 30, 2010, compared with total equity of $638.2 million at December 31, 2009.
Investment Securities
The Company reported total investment securities of $1.92 billion at September 30, 2010. This represented a decrease of $196.9 million, or 9.32%, from total investment securities of $2.11 billion at December 31, 2009. Investment securities comprise 32.87% of the Company’s total earning assets at September 30, 2010.

Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2010, securities held as available-for-sale had a fair value of $1.91 billion, representing 99.8% of total investment securities, with an amortized cost of $1.86 billion. At September 30, 2010, the net unrealized holding gain on securities available-for-sale was $49.7 million and that resulted in accumulated other comprehensive income of $28.4 million (net of $21.3 million in deferred taxes). At December 31, 2009, the Company reported net unrealized gain on investment securities available-for-sale of $47.2 million and accumulated other comprehensive income of $26.4 million (net of deferred taxes of $20.8 million).
Table 3 sets forth investment securities available-for-sale at September 30, 2010 and December 31, 2009.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	September 30, 2010		December 31, 2009
		Total		Total
	Fair Value	Percent	Fair Value	Percent
Investment Securities Available-for-Sale:
U.S. Treasury securities	$—	0.00%	$507	0.02%
Mortgage-backed securities	845,497	44.21%	647,168	30.70%
CMO’s / REMIC’s	224,265	11.73%	773,165	36.67%
Government agency	185,096	9.68%	21,713	1.03%
Municipal bonds	657,410	34.38%	663,426	31.46%
Other securities	—	0.00%	2,484	0.12%

Total Investment Securities	$1,912,268	100.00%	$2,108,463	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2010 was 3.26% with a weighted-average life of 3.6 years. This compares to a yield of 4.41% at December 31, 2009 with a weighted-average life of 4.7 years and a yield of 4.36% at September 30, 2009 with a weighted-average life of 4.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.
Approximately 65% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2010 and December 31, 2009.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,161	$746	$3,161	$746

Available-for-Sale
Government agency	$13,904	$25	$—	$—	$13,904	$25
Mortgage-backed securities	487,040	1,668	—	—	487,040	1,668
CMO/REMICs	43,248	245	—	—	43,248	245
Municipal bonds	12,852	155	6,179	301	19,031	456

	$557,044	$2,093	$6,179	$301	$563,223	$2,394

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(1)
For the twelve months ended December 31, 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
During the first nine months of 2010, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $812,000 was recognized as an offset to other operating income.
Loans
At September 30, 2010, we reported total loans, net of deferred loan fees, of $3.82 billion. This represents a decrease of $256.2 million, or 6.28%, from total loans, net of deferred loan fees, of $4.08 billion at December 31, 2009. Of the $256.2 million decrease in loans, $66.8 million can be attributed to the SJB portfolio and $189.4 million to the legacy Citizens Business Bank portfolio. We continue to see soft loan demand in our market areas as a result of the weakness in the state and local economies. Total loans, net of deferred loan fees, comprise 65.61% of our total earning assets. The following tables present our loan portfolio, segregated into covered versus non-covered loans, by category as of September 30, 2010 and December 31, 2009.

Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	September 30, 2010
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$459,107	$50,395	$509,502
Real Estate:
Construction	169,232	111,524	280,756
Commercial Real Estate	1,973,303	307,558	2,280,861
SFR Mortgage	230,976	7,203	238,179
Consumer	61,095	10,392	71,487
Municipal lease finance receivables	148,906	678	149,584
Auto and equipment leases, net of unearned discount	20,658	—	20,658
Dairy and Livestock/Agribusiness	361,160	59,824	420,984

Gross Loans	$3,424,437	$547,574	$3,972,011

Less: Purchase Accounting Discount	—	(143,752)	(143,752)
Less: Deferred net loan fees	(5,457)	—	(5,457)

Gross loans, net of deferred loan fees	$3,418,980	$403,822	$3,822,802
Less: Allowance for credit losses	(105,289)	—	(105,289)

Net Loans	$3,313,691	$403,822	$3,717,513

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.08%		2.75%

	December 31, 2009
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$413,715	$61,802	$475,517
Real Estate:
Construction	265,444	136,065	401,509
Commercial Real Estate	1,989,644	357,140	2,346,784
SFR Mortgage	265,543	17,510	283,053
Consumer	67,693	11,066	78,759
Municipal lease finance receivables	159,582	983	160,565
Auto and equipment leases, net of unearned discount	30,337	—	30,337
Dairy and Livestock/Agribusiness	422,958	70,493	493,451

Gross Loans	$3,614,916	$655,059	$4,269,975

Less: Purchase Accounting Discount	—	(184,419)	(184,419)
Less: Deferred net loan fees	(6,537)	(6)	(6,543)

Gross loans, net of deferred loan fees	$3,608,379	$470,634	$4,079,013
Less: Allowance for credit losses	(108,924)	—	(108,924)

Net Loans	$3,499,455	$470,634	$3,970,089

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.02%		2.67%

Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables provide financing to municipalities, school districts, and other special districts. Auto and equipment leases provide financing to both commercial entities as well as consumers. Dairy and livestock/agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total loans and commercial real estate loans by region as of September 30, 2010.

	September 30, 2010
			Non-Covered
Non-Covered			Commercial
Loans by Market Area	Total Non-Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$1,142,026	33.3%	$706,347	35.8%
Inland Empire	725,703	21.2%	601,242	30.5%
Central Valley	590,974	17.3%	304,235	15.4%
Orange County	515,616	15.1%	198,938	10.1%
Other Areas	450,118	13.1%	162,541	8.2%

	$3,424,437	100.0%	$1,973,303	100.0%

	September 30, 2010
Covered Loans			Covered Commercial
Loans by Market Area	Total Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$18,392	3.4%	$2,941	1.0%
Inland Empire	3,101	0.6%	210	0.1%
Central Valley	413,502	75.5%	262,747	85.4%
Orange County	7,207	1.3%	3,507	1.1%
Other Areas (1)	105,372	19.2%	38,153	12.4%

	$547,574	100.0%	$307,558	100.0%

(1)	Other areas include church and hotel loans that are out-of-state or in other areas of California
Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 65-75% at loan origination. This table breaks down our real estate portfolio, with the exception of construction loans, which are discussed in greater detail below.

	September 30, 2010
			Percent	Average
Non-Covered Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$51,601	2.3%	100.0%	$477
Single Family-Mortgage Pools	179,375	8.1%	100.0%	319
Multifamily	115,091	5.2%	0.0%	984
Industrial	630,998	28.7%	37.6%	849
Office	377,606	17.2%	25.0%	1,004
Retail	271,167	12.3%	12.0%	1,179
Medical	143,928	6.5%	38.7%	1,894
Secured by Farmland	156,251	7.1%	100.0%	2,112
Other	278,262	12.6%	51.2%	1,145

	$2,204,279	100.0%	43.1%	1,061

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $51.6 million at September 30, 2010. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $179.4 million at September 30, 2010. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.
The table below provides a breakdown of our covered real estate loans.

	September 30, 2010
Covered Real Estate Loans			Average Loan
(amounts in thousands)	Loan Balance	Percent	Balance
Single Family-Direct	$7,208	2.3%	$225
Multifamily	16,027	5.1%	1,329
Industrial	41,042	13.0%	613
Office	31,148	9.9%	502
Retail	39,536	12.6%	879
Medical	27,986	8.9%	1,217
Secured by Farmland	6,732	2.1%	731
Secured by Hotels	58,887	18.7%	3,926
Church Loans	45,077	14.3%	1,734
Other	41,123	13.1%	635

	$314,766	100.0%	1,494

As of September 30, 2010, the Company had $280.8 million in construction loans, both non-covered and covered. This represents 7.1% of gross loans outstanding of $4.0 billion. The following table presents a break-down of our non-covered construction loans by county and type.

	September 30, 2010
	SFR & Multifamily
Non-Covered	Land
Construction Loans	Development		Construction		Total
(amounts in thousands)
Inland Empire	$128	3.2%	$1,213	7.7%	$1,341	6.8%
Los Angeles	—	0.0%	10,440	65.6%	10,440	52.5%
Central Valley	1,080	27.4%	204	1.3%	1,284	6.5%
San Diego	2,738	69.4%	4,039	25.4%	6,777	34.2%

	$3,946	100.0%	$15,896	100.0%	$19,842	100.0%

Total Non-Performing	$2,831	71.7%	$—	0.0%	$2,831	14.3%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$12,479	42.3%	$41,394	34.5%	$53,873	36.1%
Los Angeles	2,100	7.1%	40,232	33.6%	42,332	28.3%
Central Valley	7,923	26.9%	13,215	11.0%	21,138	14.1%
Other (includes out-of-state)	6,977	23.7%	25,070	20.9%	32,047	21.5%

	$29,479	100.0%	$119,911	100.0%	$149,390	100.0%

Total Non-Performing	$27,358	92.8%	$44,070	36.8%	$71,428	47.8%

Of the $169.2 million in non-covered construction loans, $74.3 million, or 43.88% is non-performing. Approximately 11.7%, or $19.8 million, were loans for single-family residences (“SFR”), residential land loans, and multi-family land development loans. The remaining construction loans, totaling $149.4 million, were related to commercial construction. The average balance of any single construction loan is approximately $3.5 million. Our construction loans are located throughout our marketplace as can be seen in the table above. Of the total SFR and multifamily loans, one loan of $7.3 million is a multifamily loan and the remainder represents single-family loans.
The following table presents a break-down of our covered construction loans by county and type.

	September 30, 2010
	SFR & Multifamily
Covered	Land
Construction Loans	Development		Construction		Total
(amounts in thousands)
Central Valley	$34,446	80.0%	$11,548	85.9%	$45,994	81.4%
Other (includes out-of-state)	8,632	20.0%	1,898	14.1%	10,530	18.6%

	$43,078	100.0%	$13,446	100.0%	$56,524	100.0%

	Commercial
	Land
	Development		Construction		Total
Central Valley	$13,533	100.0%	$32,667	78.8%	$46,200	84.0%
Other (includes out-of-state)	—	0.0%	8,800	21.2%	8,800	16.0%

	$13,533	100.0%	$41,467	100.0%	$55,000	100.0%

Allowance for Credit Losses
The allowance for credit losses was $105.3 million as of September 30, 2010. This represents a decrease of $3.6 million, or 3.34%, compared to allowance for credit losses of $108.9 million as of December 31, 2009. Activity in the allowance for credit losses was as follows for the first nine months of 2010 and for the year ended December 31, 2009.

	September 30,	December 31,
	2010	2009
	(amounts in thousands)

Balance, beginning of year	$108,924	$53,960
Provision charged to operations	48,500	80,500
Loans charged-off (1)	(52,492)	(26,339)
Recoveries on loans previously charged-off	357	803

Balance, end of the period	$105,289	$108,924

(1)	Of the total loans charged-off for the first nine months of 2010, $33.8 million was due to our largest borrowing relationship.
Non-performing Assets (Non-Covered)
We had non-covered non-performing assets of $176.3 million at September 30, 2010. Non-performing assets represent 5.12% of total loans and OREO and 2.72% of total assets at September 30, 2010. We had non-performing assets of $73.7 million at December 31, 2009. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 5 — Non-Performing Assets
(Non-Covered)

	September 30,	December 31,
	2010	2009
	(amounts in thousands)
Non-accrual loans	$84,196	$68,762
Restructured loans (non-performing)	74,675	1,017
Other real estate owned (OREO)	17,387	3,936

Total nonperforming assets	$176,258	$73,715

Restructured loans (performing)	$3,545	$2,500

Percentage of nonperforming assets to total loans outstanding & OREO	5.12%	2.04%

Percentage of nonperforming assets to total assets	2.72%	1.09%

We had loans with a balance of $162.4 million classified as impaired at September 30, 2010. This balance includes the non-performing loans of $84.2 million and loans which were restructured in a troubled debt restructuring with a balance of $78.2 million, of which $74.7 million are non-performing and $3.5 million are performing, as of September 30, 2010. The increase in troubled debt restructurings of $73.7 million over December 31, 2009 is primarily due to our largest borrowing relationship totaling $46.8 million and $26.9 million representing other loans. At December 31, 2009, we had impaired loans with a balance of $72.3 million. Impaired loans measured 4.74% of total non-covered loans as of September 30, 2010.
As of September 30, 2010, we had $17.4 million in non-covered OREO compared to $3.9 million as of December 31, 2009, an increase of $13.5 million. This was primarily due to the sales of existing OREO properties of $2.2 million, offset by the transfer of $15.7 million from non-performing loans during the first nine months of 2010. During the first nine months of 2010, the Bank incurred expenses of $1.1 million related to the holding of OREO.
The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Non-Performing Loans
Residential Construction and Land-HFS	$2,254	$2,254	$—	$—	$—
Residential Construction and Land	2,831	535	2,855	13,843	15,729
Commercial Construction	71,428	39,114	31,216	23,832	19,636
Residential Mortgage	14,543	12,638	13,726	11,787	8,102
Commercial Real Estate	56,330	20,639	22,041	17,129	13,522
Commercial and Industrial	6,067	7,527	6,879	3,173	1,045
Dairy & Livestock	5,176	—	—	—	—
Consumer	242	143	123	15	100

Total	$158,871	$82,850	$76,840	$69,779	$58,134

% of Total Loans	4.65%	2.36%	2.19%	1.93%	1.61%

Past Due 30-89 Days
Commercial Construction	$—	$9,093	$8,143	$—	$—
Residential Mortgage	2,779	2,552	3,746	4,921	1,510
Commercial Real Estate	1,234	1,966	3,286	2,407	190
Commercial and Industrial	2,333	634	2,714	2,973	5,094
Dairy & Livestock	1,406	—	—	—	—
Consumer	494	139	28	239	87

Total	$8,246	$14,384	$17,917	$10,540	$6,881

% of Total Loans	0.24%	0.41%	0.51%	0.29%	0.19%

OREO
Residential Construction and Land	$11,113	$11,113	$11,113	$—	$1,137
Commercial Construction	2,709	—	—	—	—
Commercial Real Estate	3,220	3,220	3,746	3,936	—
Commercial and Industrial	—	668	—	—	—
Residential Mortgage	345	—	319	—	—

Total	$17,387	$15,001	$15,178	$3,936	$1,137

Total Non-Performing, Past Due & OREO	$184,504	$112,235	$109,935	$84,255	$66,152

% of Total Loans	5.40%	3.20%	3.13%	2.33%	1.84%
We had $158.9 million in non-covered non-performing loans at September 30, 2010, or 4.65% of total non-covered loans. This compares to $69.8 million in non-performing loans at December 31, 2009 and $58.1 million in non-performing loans at September 30, 2009. During the third quarter of 2010 we added $46.8 million to non-performing loans from our largest borrower after a charge-off of $33.8 million. The remaining $29.2 million in additional non-performing loans for the third quarter is broken down as follows: commercial construction $17.8 million, dairy & related $9.1 million, and other $2.3 million.
The economic downturn has had an impact on our market area and on our loan portfolio. With the exception of assets discussed above, we are not aware of any other loans as of September 30, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. We anticipate that there will be some additional losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.
Covered Loans and OREO
Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2010, there are no non-performing covered loans. We have 14 properties in covered OREO totaling $9.4 million as of September 30, 2010 compared to two properties totaling $5.6 million at December 31, 2009.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
At September 30, 2010, total deposits were $4.52 billion, representing an increase of $83.8 million, or 1.89%, over total deposits of $4.44 billion at December 31, 2009. The composition of deposits is as follows:

	September 30, 2010		December 31, 2009
		(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,699,096	37.6%	$1,561,981	35.2%
Interest bearing deposits
Savings Deposits	1,632,532	36.1%	1,682,415	37.9%
Time deposits	1,190,836	26.3%	1,194,258	26.9%

Total deposits	$4,522,464	100.0%	$4,438,654	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.70 billion at September 30, 2010, representing an increase of $137.1 million, or 8.78%, over total demand deposits of $1.56 billion at December 31, 2009. Non-interest-bearing demand deposits represented 37.6% of total deposits as of September 30, 2010 and 35.2% of total deposits as of December 31, 2009.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.63 billion at September 30, 2010, representing a decrease of $49.9 million, or 2.96%, from savings deposits of $1.68 billion at December 31, 2009.
Time deposits totaled $1.19 billion at September 30, 2010. This represented a decrease of $3.4 million, or 0.29%, from total time deposits of $1.19 billion at December 31, 2009.
Other Borrowed Funds
To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 24.31% as of September 30, 2010, as compared to 31.23% as of December 31, 2009.
We enter into short-term borrowing agreements (borrowings with original maturities of one year or less) with the Federal Home Loan Bank (FHLB) and other institutions. The Bank had no outstanding balances under these agreements at September 30, 2010 and December 31, 2009. As a result of the increase in our deposits and customer repurchases, it was possible for us to reduce our reliance on borrowings.
In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement with J.P. Morgan of $250.0 million, with a double cap embedded in the repurchase agreement. The interest rate on this agreement is fixed at 4.95% and the maturity is September 30, 2011. During the first nine months of 2010, we prepaid this structured repurchase agreement. The transaction resulted in a $13.3 million prepayment charge recorded in other operating expense.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of September 30, 2010 and December 31, 2009, total customer repurchases were $557.6 million and $485.1 million, respectively, with weighted average annual interest rates of 0.74% and 0.95%.
We also entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the FHLB. We had outstanding balances of $550.0 million and $750.0 million under these agreements at September 30, 2010 and December 31, 2009, respectively. In September, we paid down a $100.0 million FHLB advance with an interest rate of 3.21%. This transaction resulted in a one-time prepayment charge of $5.4 million. The weighted average annual interest rate was 3.71% and 3.81% at September 30, 2010 and December 31, 2009, respectively. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On September 30, 2010 and December 31, 2009 the amounts held by the Bank in the TT&L Note Option Program were $3.8 million and $2.4 million, collateralized by securities, respectively. Amounts are payable on demand.
At September 30, 2010, borrowed funds totaled $1.11 billion, representing a decrease of $376.0 million, or 25.23%, from total borrowed funds of $1.49 billion at December 31, 2009.
Aggregate Contractual Obligations
The following table summarizes our contractual commitments as of September 30, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)

Deposits	$4,522,464	$4,505,855	$12,662	$678	$3,269
Customer Repurchase Agreements	557,573	557,573	—	—	—
FHLB and Other Borrowings	557,074	2,074	100,000	250,000	205,000
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,140	821	1,604	1,513	5,202
Operating Leases	24,519	1,497	10,182	5,796	7,044

Total	$5,785,825	$5,067,820	$124,448	$257,987	$335,570

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.
Repurchase agreements represent amounts due to customers.
FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts on FCB subordinated debt and TT&L.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of September 30, 2010.
Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions.
Operating leases represent the total minimum lease payments under noncancelable operating leases.
Off-Balance Sheet Arrangements
At September 30, 2010, we had commitments to extend credit of approximately $555.5 million and obligations under letters of credit of $68.4 million and available lines of credit totaling $1.22 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $10.1 million as of September 30, 2010 and $7.9 million as of December 31, 2009.
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
The following table summarizes the off-balance sheet arrangements at September 30, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Amounts in thousands)
2010
Commitment to extend credit	555,450	431,332	65,173	11,037	47,908
Obligations under letters of credit	68,370	49,419	18,951	—	—

Total	$623,820	$480,751	$84,124	$11,037	$47,908

Liquidity and Cash Flow
Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first nine months of 2010, the Bank’s loan to deposit ratio averaged 87.06%, compared to an average ratio of 95.08% for the same period in 2009. The Bank’s ratio of loans to deposits and customer repurchases averaged 78.00% for the first nine months of 2010 and 85.49% for the same period in 2009.

CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. The remaining cash flow is from rents paid by third parties on office space in the Company’s corporate headquarters. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At September 30, 2010, approximately $109.8 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
Net cash provided by operating activities totaled $69.0 million for the first nine months of 2010, compared to $69.4 million for the same period last year. The decrease in cash provided by operating activities is primarily attributed to an increase in cash paid to vendors and employees offset by a decrease in interest paid on deposits.
Net cash provided by investing activities totaled $445.1 million for the first nine months of 2010, compared to net cash provided by investing activities of $239.0 million for the same period in 2009. The cash provided by investing activities was primarily the result of sales, purchases, repayments and maturities of investment securities and decrease in loans during the first nine months of 2010.
Net cash used in financing activities totaled $322.4 million for the first nine months of 2010, compared to net cash used in financing activities of $181.5 million for the same period last year. The increase in cash used in financing activities during the first nine months of 2010 was primarily due to the repayment of advances from FHLB and the JP Morgan repurchase agreement.
At September 30, 2010, cash and cash equivalents totaled $296.3 million. This represented an increase of $74.1 million, or 33.36%, over a total of $222.2 million at September 30, 2009 and an increase of $191.8 million, or 183.57%, over a total of $104.5 million at December 31, 2009.
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
The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2010, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

The Company’s equity capital was $664.8 million at September 30, 2010. This represented an increase of $26.5 million, or 4.16%, over equity capital of $638.2 million at December 31, 2009. The Company’s 2009 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 17 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
During the first nine months of 2010, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.255 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2010, and December 31, 2009.

	Required
	Minimum	September 30, 2010		December 31, 2009
Capital Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	16.3%	16.3%	14.9%	14.9%
Total	8.00%	17.7%	17.6%	16.3%	16.2%
Leverage ratio	4.00%	10.2%	10.2%	9.6%	9.6%
Tangible Capital Ratio		9.0%	10.6%	8.4%	10.0%
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
In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:
•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values

•	loan volumes and concentrations,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s external credit examiners.
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
Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the nine months ended September 30, 2010 and 2009.

TABLE 7 — Summary of Credit Loss Experience
(Non-Covered Loans)

	Nine months ended September 30,
	2010	2009
	(amounts in thousands)

Amount of Total Non-Covered Loans at End of Period (1)	$3,424,438	$3,600,087

Average Total Non-Covered Loans Outstanding (1)	$3,522,315	$3,646,862

Allowance for Credit Losses:
Beginning of Period	$108,924	$53,960
Loans Charged-Off:
Construction Loans	14,219	18,769
Real Estate Loans	32,952	817
Commercial and Industrial	4,694	2,315
Lease Financing Receivables	—	294
Consumer Loans	627	167

Total Loans Charged-Off	52,492	22,362

Recoveries:
Real Estate Loans	102	471
Commercial and Industrial	187	40
Lease Financing Receivables	—	189
Consumer Loans	68	18

Total Loans Recovered	357	718

Net Loans Charged-Off	52,135	21,644

Provision Charged to Operating Expense	48,500	55,000

Allowance for Credit Losses at End of period	$105,289	$87,316

(1)	Net of deferred loan fees

Net Loans Charged-Off to Average Total Loans	1.48%	0.59%
Net Loans Charged-Off to Total Loans at End of Period	1.52%	0.60%
Allowance for Credit Losses to Average Total Loans	2.99%	2.39%
Allowance for Credit Losses to Total Loans at End of Period	3.07%	2.43%
Net Loans Charged-Off to Allowance for Credit Losses	49.52%	24.79%
Net Loans Charged-Off to Provision for Credit Losses	107.49%	39.35%
While we believe that the allowance at September 30, 2010, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

•
We have $323.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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
Approximately $1.1 billion, or 56%, of the total investment portfolio at September 30, 2010 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
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
The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2010:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(3.20)%
- 100 basis points	1.07%
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, on July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission. We are fully cooperating with the SEC in its investigation. We have no insight into the timing or duration of this investigation at this time.
On August 23, 2010, a class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-6256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (Chief Financial Officer) are also named as defendants. The complaint alleges violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. Plaintiff seeks compensatory damages and other relief in favor of the purported class.
On September 14, 2010, a second class action complaint was filed against the Company in an action captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint, which names the same defendants as the Lloyd complaint, makes allegations that are substantially similar to those included in the Lloyd complaint. Plaintiff in the Englund action has moved for consolidation of the two actions under the Lloyd action.
To date, two parties have filed motions for appointment as lead counsel in the Lloyd action. In accordance with the court’s order, no response from the Company is due until after appointment of a lead plaintiff and filing of a consolidated complaint.
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
We are subject to a pending investigation by the Securities and Exchange Commission and related class action lawsuits which could adversely affect us.
We are subject to an investigation by the SEC. In addition, two class action lawsuits were filed against us and certain of our officers. We are unable, at this time, to estimate our potential liability in these matters, but may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with this investigation and lawsuits which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in this investigation and litigation may divert internal resources away from managing our business. See “Legal Proceedings”
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock. We authorized this repurchase program on July 16, 2008. There is no expiration date for our current stock repurchase program. The following table sets forth a monthly summary of our repurchases of common stock for the nine months ended September 30, 2010. As of September 30, 2010, we have 9,400,000 shares of our common stock which are available for repurchase.
Issuer Purchases of Equity Securities

Maximum
Number of
			Total Number of	Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Program
7/1/10 - 7/31/10	—	—	—	—
8/1/10 - 8/31/10	600,000	$7.86	600,000	9,400,000
9/1/10 - 9/30/10	—	$—	—	—

Total	600,000	$7.86	600,000	9,400,000

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

(1) SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.
(Registrant)
Date: November 9, 2010	/s/ Edward J. Biebrich Jr.
Edward J. Biebrich Jr.
Duly Authorized Officer and Chief Financial Officer