Form 10-K
period 2010-12-31
CVB FINANCIAL CORP
filed 2011-03-01
CIK 354647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $853,779,811.

Number of shares of common stock of the registrant outstanding as of February 15, 2011: 106,076,776.

DOCUMENTS INCORPORATED BY REFERENCE	PART OF

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2010	Part III of Form 10-K

CVB FINANCIAL CORP.

2010 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, Section 21E of the Securities and Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder, or Exchange Act, and as such involve risk and uncertainties. All statements in this Form 10-K other than statements of historical fact are “forward — looking statements” for purposes of federal and state securities laws. These forward-looking statements relate to, among other things, anticipated future operating and financial performance, the allowance for credit losses, our financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, expectations of the environment in which we operate, projections of future performance, perceived opportunities in the market and strategies regarding our mission and vision and statements relating to any of the foregoing.

Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions that are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;

•	Ability to attract deposits and other sources of liquidity;

•	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

•	A prolonged slowdown in construction activity;

•	Changes in our ability to receive dividends from our subsidiaries;

•	The effect of any goodwill impairment;

•	Accounting adjustments in connection with our acquisition of assets and assumptions of liabilities from San Joaquin Bank;

•	The effect of climate change and attendant regulation on our customers and borrowers

•	Our ability to manage the loan portfolio acquired from San Joaquin Bank within the limits of the loss protection provided by the Federal Deposit Insurance Corporation (“FDIC”);

•	Compliance with our agreements with the FDIC with respect to the loans we acquired from San Joaquin Bank and our loss-sharing arrangements with the FDIC;

•	Our ability to integrate and retain former depositors and borrowers of San Joaquin Bank;

•	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the level of non-performing assets and charge-offs;

•	Changes in critical accounting policies and judgments;

•	Effects of acquisitions we may make;

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply, including, but not limited to, the Dodd-Frank Act of 2010;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Changes in government interest rate policies;

•	Fluctuations of our stock price;

•	Political developments or instability;

•	Acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu;

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and savings habits;

•	Technological changes;

•	The ability to increase market share and control expenses;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	Continued volatility in the credit and equity markets and its effect on the general economy;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in our organization, management, compensation and benefit plans;

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or review ; and

•	Our success at managing the risks involved in the foregoing items.

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. We have not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” At December 31, 2010, the Company had $6.44 billion in total consolidated assets, $3.64 billion in net loans, $4.52 billion in deposits, $542.2 million in customer repurchase agreements and $553.4 million in borrowings.

On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank (“SJB”) headquartered in Bakersfield, California, in an FDIC-assisted transaction. We acquired all five branches of SJB, one of which we consolidated with our existing Bakersfield business financial center. Through this acquisition, we acquired $489.1 million in loans, $25.3 million in investment securities, $530.0 million in deposits, and $121.4 million in borrowings. The foregoing amounts were reflected at fair value as of the acquisition date.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2010, the Bank had $6.4 billion in assets, $3.6 billion in net loans, $4.5 billion in deposits, $542.2 million in customer repurchase agreements and $553.4 million in borrowings.

As of December 31, 2010, we had 43 Business Financial Centers located in the Inland Empire, Los Angeles County, Orange County and the Central Valley areas of California. Of the 43 Business Financial Centers, we opened 13 as de novo branches and acquired the other 30 in acquisition transactions.

We also had five Commercial Banking Centers, of which four were opened in 2008 and one was opened in 2009. No offices were opened in 2010. Although able to take deposits, these centers operate primarily as sales offices and focus on business clients and their principals, professionals, and high net-worth individuals. These centers are located in Encino (in the San Fernando Valley), Los Angeles, Torrance and Burbank. The fifth one, the Inland Empire Commercial Banking Center, is located adjacent to the Ontario Airport Business Financial Center. We also have three trust offices in Ontario, Pasadena and Orange County. These offices serve as sales offices for wealth management, trust and investment products.

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

Business Segments

We are a community bank with two reportable operating segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) our Treasury Department. Our Centers are the focal points for customer sales and services. As such, these Centers comprise the biggest segment of the Company. Our other reportable segment, Treasury Department manages all of the investments for the Company. All administrative and other smaller operating departments are combined into the “Other” category for reporting purposes. See the sections captioned “Results by Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Business Segments in the notes to consolidated financial statements.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Regulation and Supervision

General

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

The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. In response to this economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.

We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. Moreover, the bank regulatory agencies have been very aggressive in the current economic environment in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Recent Developments — Government Policies, Legislation, and Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The landmark Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following:

(i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii) expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii) the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv) the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(v) enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

(vi) the termination of investments by the U.S. Treasury under TARP;

(vii) the elimination and phase out of trust preferred securities (TRUPS) from Tier 1 capital with certain exceptions;

(viii) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interesting bearing transaction accounts;

(ix) authorization for financial institutions to pay interest on business checking accounts;

(x) changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

(xi) the elimination of remaining barriers to de novo interstate branching by banks;

(xii) expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xiii) the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xiv) provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including financial institutions, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

(xv) the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending (“CRE”) or new stress testing guidance for all banks) arising out of these regulations and studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank will likely result in more stringent capital, liquidity and leverage requirements on us and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Some of the regulations required by various sections of Dodd-Frank have been proposed and some adopted in final, including the following notices of proposed rulemakings (“NPRs”) and/or interim or final rules for the following sections of Dodd-Frank:

•	Risk Based Capital Guidelines — Market Risk (Section 171) — NPR

•	Orderly Liquidation (Section 209) — Initial Final Rule

•	Implement Changes to DIF Assessment Base (Section 331) — Final Rule

•	Designated Reserve Ratio and Restoration Plan for the Deposit Insurance Fund (Sections 332 and 334) — Final Rule

•	$250,000 Deposit Insurance Coverage Limit (Section 335) — Final Rule

•	Unlimited coverage for Non-Interest Bearing Deposits (Section 343) — Final Rule.

Bank Holding Company Regulation

CVB is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is registered as such with the Federal Reserve Board (“Federal Reserve”). It is also subject to supervision and examination by the Federal Reserve and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends on other distributions from their subsidiary banks;

•	Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

•	Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•	Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

Restrictions on Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CVB has not elected financial holding company status and neither CVB nor the Bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

CVB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, CVB and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

Securities Exchange Act of 1934

CVB’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and CVB is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission promulgated thereunder as well as listing requirements of NASDAQ.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•	Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•	Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, we expect our FDIC deposit insurance premiums to increase.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the TLGP). to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule is expected to take effect for the quarter beginning April 1, 2011.

Our FDIC insurance expense totaled $8.4 million for 2010. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, was 0.01060% of insured deposits for the first quarter of fiscal 2010 and 0.01040% of insured deposits for each of the last three quarters of fiscal 2010.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed above. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2010, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

Qualifying capital is classified depending on the type of capital:

•	“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier 1 capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1, however the market for any new trust preferred capital raises is uncertain.

•	“Tier 2 capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital.

•	“Tier 3 capital” consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2010, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”. As of December 31, 2010, the Bank’s total risk-based capital ratio was 17.82% and its Tier 1 risk-based capital ratio was 16.55%. As of December 31, 2010, the Company’s total risk-based capital ratio was 18.00% and its Tier 1 risk-based capital ratio was 16.61%. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2010, the Bank’s leverage capital ratio was 10.54%, and the Company’s leverage capital ratio was 10.58%, both ratios exceeding regulatory minimums.

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator. A joint rule making proposal will be published for comment by all of the banking agencies and the Securities and Exchange Commission (the “SEC”), among other agencies.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.

Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II evolved from

2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards.

The United States federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

In January 2009, the Basel Committee proposed to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November, 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•	increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent;

•	increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer;

•	increase the minimum total capital ratio to 10.5 percent inclusive of the capital conservation buffer; and

•	introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. Dodd-Frank Act requires the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the minimum leverage and Basel I-based capital requirements, as in effect for depository institutions as of the date of enactment, July 21, 2010, in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act (“FDIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. CVB receives income through dividends paid by the Bank. Subject to the regulatory restrictions which currently further restrict the ability of the Bank to declare and pay dividends, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

The powers of the board of directors of the Bank to declare a cash dividend to CVB is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve. This bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. It is anticipated that the bureau will begin regulating activities in 2011. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

Regulation of Non-bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

Employees

At February 15, 2011, we employed 819 persons, 576 on a full-time and 243 on a part-time basis. We believe that our employee relations are satisfactory.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers as of February 15, 2011:

Executive Officers:

Name	Position	Age

Christopher D. Myers	President and Chief Executive Officer of the Company and the Bank	48
Edward J. Biebrich Jr.	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	67
James F. Dowd	Executive Vice President/Credit Management Division of the Bank	58
David A. Brager	Executive Vice President/Sales Division of the Bank	43
David C. Harvey	Executive Vice President/Chief Operations Officer	43
Christopher A. Walters	Executive Vice President/CitizensTrust Division of the Bank	47
Richard C. Thomas	Executive Vice President/Finance and Accounting (incoming CFO)	62

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

Mr. Biebrich assumed the position of Chief Financial Officer of the Company and Executive Vice President/Chief Financial Officer of the Bank on February 2, 1998. On January 28, 2011, Mr. Biebrich submitted his notice of retirement, effective March 1, 2011. On February 1, 2011, CVB and the Bank announced the appointment of Richard C. Thomas to the position of Executive Vice President and Chief Financial Officer of CVB and the Bank, as of the close of business March 1, 2011.

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

Mr. Brager assumed the position of Executive Vice President and Sales Division Manager of the Bank on November 22, 2010. From 2007 to 2010, he served as Senior Vice President and Regional Manager of the Central Valley Region for the Bank. From 2003 to 2007, he served as Senior Vice President and Manager of the Fresno Business Financial Center for the Bank. From 1997 to 2003, Mr. Brager held management positions with Westamerica Bank.

Mr. Harvey assumed the position of Executive Vice President of the Bank on December 31, 2009. From 2000 to 2008, he served as Senior Vice President and Operations Manager at Bank of the West. From 2008 to 2009 he served as Executive Vice President and Commercial and Treasury Services Manager at Bank of the West.

Mr. Thomas assumed the position of Executive Vice President Finance and Accounting of the Bank on December 13, 2010. For ten months of 2010, Mr. Thomas served as Chief Risk Officer of Community Bank. From 1987 to 2009, he was an audit partner of Deloitte & Touche LLP. Mr. Thomas will assume the position of Executive Vice President and Chief Financial Officer of the Company and Bank as of the close of business March 1, 2011.

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

Risk Relating to Recent Economic Conditions and Government Response Efforts

Difficult economic and market conditions have adversely affected our industry

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic conditions and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events, or any downward turn in the economy:

•	We face increased regulation of our industry as demonstrated by the adoption of Dodd-Frank. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	The Company’s commercial, residential and consumer borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increasing delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•	The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Increase competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investments banks to bank holding companies may adversely affect the Company’s ability to market its products and services.

If economic conditions do not significantly improve, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. Future legislation and regulations may be adopted which could result in a comprehensive overhaul of the U.S. banking system. There can be no assurance, however, as to the actual impact that legislation and regulations will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of legislation and regulations to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, and access to credit or the value of our securities.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition

As described in “Business — Economic Conditions, Government Policies, Legislation and Regulation”, turmoil and downward economic trends have been particularly acute in the financial sector. Although the Company and the Bank remain well capitalized and have not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers continue to realize the impact of an economic slowdown, previous recession and ongoing high unemployment rates. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

Adverse conditions in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results or operations and profitability.

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2010, we recorded a $61.2 million provision for credit losses and charged off $65.5 million, net of $659,000 in recoveries. There has been a significant slowdown in the real estate markets in portions of Los Angeles, Riverside, San Bernardino and Orange counties and the Central Valley area of California where a majority of our loan customers are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. In addition, the Federal Reserve Board and other government officials have expressed concerns about banks’ concentration in commercial real estate lending and the ability of commercial real estate borrowers to perform pursuant to the terms of their loans. As of December 31, 2010, we had $2.72 billion in real estate loans (which represents $2.27 billion in commercial real estate loans), $223.5 million in construction loans and $224.3 million in single family residential mortgages. Continuing deterioration in the real estate market, and in particular the commercial real estate market, could affect the ability of our loan customers to service their debt, which could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Volatility in commodity prices may adversely affect our results of operations.

As of December 31, 2010, approximately eleven percent (11%) of our gross loan portfolio was comprised of dairy, livestock and agribusiness loans. Recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy and livestock loans to perform under the terms of their borrowing arrangements with us. In addition, certain grains are being diverted from the food chain into the production of ethanol which is causing the price of feed stocks for dairies to rise, therefore putting pressure on margins of milk sales and cash flows. These situations as well as others could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our results of operations.

Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits

The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets

A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans, including loans to our largest borrowing relationships, could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

We may experience goodwill impairment

If our estimates of segment fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse affect on our results of operations and capital levels.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2010 our balance sheet was slightly liability sensitive and, as a result, our net interest margin tends to decline in a rising interest rate environment and expand in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates.

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

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank sets out sweeping regulatory changes. Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking and/or studies. As such, while we are subject to the legislation, we cannot fully assess the impact of Dodd-Frank until final rules are implemented, which depending on the rule, could be within six to 24 months from the enactment of Dodd-Frank, or later.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.

As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to us and the Bank which will increase our capital requirements and compliance costs.

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

On October 16, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of San Joaquin Bank from the FDIC. We may have opportunities to acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Although we have entered into a loss sharing agreement with the FDIC in connection with our acquisition of loans from San Joaquin Bank, we cannot guarantee that we will be able to adequately manage the loan portfolio within the limits of the loss protections provided by the FDIC from the San Joaquin Bank acquisition or any other FDIC-assisted acquisition we may make. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and net income

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted San Joaquin Bank acquisition may be non-recurring or finite in duration.

Through the acquisition of San Joaquin, we acquired approximately $673.1 million of assets and assumed $660.9 million of liabilities. The San Joaquin Bank acquisition was accounted for under the purchase method of accounting and we recorded an after-tax bargain purchase gain totaling $12.3 million as a result of the acquisition. This gain was included as a component of other operating income on our statement of earnings for 2009. The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities. The bargain purchase gain resulting from the acquisition was a one-time gain that is not expected to be repeated in future periods.

In addition, the loans that we acquired from San Joaquin Bank were acquired at a $199.8 million discount. Approximately $197.7 million of this discount represents the non accretable discount and $2.1 million of the discount represents the adjustment for the differences between current market interest rates and the contractual interest rates on the acquired loans. The accretable discount is amortized and accreted to interest income on a monthly basis, in accordance with ASC 310-30, Loans and Debt securities Acquired with Deteriorated Credit Quality. However, as these loans are paid-off, charged-off, sold, or transferred to OREO, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. During 2009, no accelerated accretion on loans was recorded in interest income. During 2010, $26.7 million in accelerated accretion was recorded in interest income. As of December 31, 2010, the balance of the carrying value of our discount on loans was $114.8 million, which has decreased by $69.6 million from its carrying value of $184.4 million as of December 31, 2009 and by $85.0 million from its initial value of $199.8 million. The reduction in the discount from December 31, 2009 to December 31, 2010 is primarily due to $42.2 million in loan charge-offs and $26.7 million in accelerated accretion. The reduction in discount from the initial value to December 31, 2009 was primarily due to $15.1 million in loan charge-offs. We expect the continued reduction of discount accretion recorded as interest income in future quarters, especially related to accelerated accretion.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

We acquired significant portfolios of loans in the San Joaquin Bank acquisition. Although these loans were marked down to their estimated fair value, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquired from San Joaquin Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to the assets acquired from San Joaquin Bank will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those assets. Additionally, the loss sharing agreements have limited terms. Therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of December 31, 2010, $385.3 million, or 6.0%, of our assets were covered by the FDIC loss sharing agreement. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

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

We are subject to a pending investigation by the Securities and Exchange Commission (“SEC”) and a consolidated class action lawsuit which could adversely affect us.

We are subject to an investigation by the SEC. In addition, two class action lawsuits, which have now been consolidated, were filed against us and certain of our officers. We are unable, at this time, to estimate our potential liability in these matters, but may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with this investigation and the consolidated lawsuit which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in this investigation and litigation may divert internal resources away from managing our business. See “Legal Proceedings”

Federal and state laws and regulations may restrict our ability to pay dividends

The ability for the Bank to pay dividends to us and for us to pay dividends to our shareholders is limited by applicable federal and California law and regulations. See “Business — Regulation and Supervision” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

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

At December 31, 2010, the Bank occupied the premises for 48 of its Business Financial and Commercial Banking Centers, of which 41 are under leases expiring at various dates from 2011 through 2020, at which time we can exercise options that could extend certain leases through 2026. We own the premises for twelve of our offices which include nine Business Financial Centers, our Corporate Headquarters, Operations Center and a storage facility, all located in Ontario, California.

At December 31, 2010, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization totaled $40.9 million. Our total occupancy expense, exclusive of furniture and equipment expense, for the year ended December 31, 2010, was $12.1 million. We believe that our existing facilities are adequate for our present purposes. The Company believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information concerning properties, see Notes 7 and 13 of the Notes to the Consolidated Financial Statements included in this report. See “Item 8. Financial Statements and Supplemental Data.”

ITEM 3.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2010, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

As previously disclosed, on July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission (“SEC”). We are fully cooperating with the SEC in its investigation. We cannot predict the timing or outcome of the investigation.

On August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10- 06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (Chief Financial Officer) are also named as defendants. The complaint alleges violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. Plaintiff seeks compensatory damages and other relief in favor of the purported class.

On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint, which names the same defendants as the Lloyd complaint, makes allegations that are substantially similar to those included in the Lloyd complaint.

On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff and approved the Jacksonville Fund’s selection of lead counsel. We expect the Jacksonville Fund to file a consolidated complaint, which is due to be filed by March 7, 2011. A response from the Company is due to be filed thirty (30) days after the filing of a consolidated complaint.

On February 28, 2011, we received a copy of a complaint for a purported shareholder derivative action in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief.

Because we are in the early stages, we cannot predict any range of loss or even if any loss is probable related to the actions discussed above.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select National Market under the symbol “CVBF.” The following table presents the high and low sales prices and dividend information for our common stock during each quarter for the past two years. The Company had approximately 1,876 shareholders of record as of February 15, 2011.

Two Year Summary of Common Stock Prices
Quarter
Ended	High	Low	Dividends

3/31/2010	$10.89	$8.44	$0.085 Cash Dividend
6/30/2010	$11.85	$9.00	$0.085 Cash Dividend
9/30/2010	$10.99	$6.61	$0.085 Cash Dividend
12/31/2010	$8.93	$7.30	$0.085 Cash Dividend
3/31/2009	$12.11	$5.31	$0.085 Cash Dividend
6/30/2009	$7.77	$5.69	$0.085 Cash Dividend
9/30/2009	$8.70	$4.90	$0.085 Cash Dividend
12/31/2009	$9.00	$6.93	$0.085 Cash Dividend

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to the Company, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow”.

Issuer Purchases of Equity Securities

On July 16, 2008, our Board of Directors approved a program to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2010, we have the authority to repurchase up to 9,400,000 shares of our common stock (such number will not be adjusted for stock splits, stock dividends, and the like) in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations. In August 2010, we repurchased 600,000 shares of our common stock at a cost of $4.8 million. There is no expiration date for our current stock repurchase program.

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

The following graph compares the yearly percentage change in CVB Financial Corp.’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock (i) the cumulative total return of the Nasdaq Composite Index; and (ii) a published index comprised by Morningstar (formerly Hemscott, Inc.) of banks and bank holding companies in the Pacific region (the industry group line depicted below). The graph assumes an initial investment of $100 on January 1, 2006, and reinvestment of dividends through December 31, 2010. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
CVB Financial Corporation	$100.00	$90.78	$73.45	$87.91	$66.96	$69.78
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
Morningstar Group Index	$100.00	$104.33	$74.86	$51.29	$46.70	$120.16

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial information at and for the five years ended December 31. Throughout the past five years, the Company has acquired other banks. This may affect the comparability of the data.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share amounts)

Interest Income	$317,289	$310,759	$332,518	$341,277	$316,091
Interest Expense	57,972	88,495	138,839	180,135	147,464

Net Interest Income	259,317	222,264	193,679	161,142	168,627

Provision for Credit Losses	61,200	80,500	26,600	4,000	3,000
Other Operating Income	57,114	81,071	34,457	31,325	33,258
Other Operating Expenses	168,492	133,586	115,788	105,404	95,824

Earnings Before Income Taxes	86,739	89,249	85,748	83,063	103,061
Income Taxes	23,804	23,830	22,675	22,479	32,481

NET EARNINGS	$62,935	$65,419	$63,073	$60,584	$70,580

Basic Earnings Per Common Share(1)	$0.59	$0.56	$0.75	$0.72	$0.84

Diluted Earnings Per Common Share(1)	$0.59	$0.56	$0.75	$0.72	$0.83

Cash Dividends Declared Per Common Share	$0.340	$0.340	$0.340	$0.340	$0.355

Cash Dividends paid on Common Shares	36,103	32,228	28,317	28,479	27,876
Dividend Pay-Out Ratio(3)	57.37%	49.26%	44.90%	47.01%	39.50%
Weighted Average Common Shares(1):
Basic	105,879,779	92,955,172	83,120,817	83,600,316	84,154,216
Diluted	106,125,761	93,055,801	83,335,503	84,005,941	84,813,875
Common Stock Data:
Common shares outstanding at year end(1)	106,075,576	106,263,511	83,270,263	83,164,906	84,281,722
Book Value Per Share(1)	$6.07	$6.01	$5.92	$5.11	$4.60
Financial Position:
Assets	$6,436,691	$6,739,769	$6,649,651	$6,293,963	$6,092,248
Investment Securities available-for-sale	1,791,558	2,108,463	2,493,476	2,390,566	2,582,902
Net Non-Covered Loans	3,268,469	3,499,455	3,682,878	3,462,095	3,042,459
Net Covered Loans(6)	374,012	470,634	—	—	—
Deposits	4,518,828	4,438,654	3,508,156	3,364,349	3,406,808
Borrowings	1,095,578	1,488,250	2,345,473	2,339,809	2,139,250
Junior Subordinated debentures	115,055	115,055	115,055	115,055	108,250
Stockholders’ Equity	643,855	638,228	614,892	424,948	387,325
Equity-to-Assets Ratio(2)	10.00%	9.47%	9.25%	6.75%	6.36%

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share amounts)

Financial Performance:
Net Income to Beginning Equity	9.86%	10.64%	14.84%	15.64%	20.63%
Net Income to Average Equity (ROE)	9.40%	10.00%	13.75%	15.00%	19.45%
Net Income to Average Assets (ROA)	0.93%	0.98%	0.99%	1.00%	1.22%
Net Interest Margin (TE)(4)	4.47%	3.75%	3.41%	3.03%	3.30%
Efficiency Ratio(5)	66.02%	59.95%	57.45%	55.93%	48.18%
Credit Quality (Non-covered Loans):
Allowance for Credit Losses	$105,259	$108,924	$53,960	$33,049	$27,737
Allowance/Net Non-Covered Loans	3.12%	3.02%	1.44%	0.95%	0.90%
Total Non-Covered Non-Accrual Loans	$157,020	$69,779	$17,684	$1,435	$—
Non-Covered Non-Accrual Loans/Total Non-Covered Loans	4.80%	1.93%	0.47%	0.04%	0.00%
Allowance/Non-Covered Non-Accrual Loans	67.04%	156.10%	305.13%	2,303%	—
Net (Recoveries)/Charge-offs	$(658)	$25,536	$5,689	$1,358	$(1,533)
Net (Recoveries)/Charge-Offs/Average Loans	1.86%	0.68%	0.16%	0.04%	(0.05)%
Regulatory Capital Ratios
For the Company:
Leverage Ratio	10.6%	9.6%	9.8%	7.6%	7.8%
Tier 1 Capital	16.6%	14.9%	14.2%	11.0%	12.2%
Total Capital	18.0%	16.3%	15.5%	12.0%	13.0%
For the Bank:
Leverage Ratio	10.5%	9.6%	9.7%	7.1%	7.0%
Tier 1 Capital	16.6%	14.9%	13.9%	10.5%	11.0%
Total Capital	17.8%	16.2%	15.2%	11.3%	11.8%

(1)	All per share information has been retroactively adjusted to reflect the 10% stock dividend declared December 20, 2006 and paid January 19, 2007 and the 5-for-4 stock split declared on December 21, 2005, which became effective January 10, 2006. Cash dividends declared per share are not restated in accordance with generally accepted accounting principles.

(2)	Stockholders’ equity divided by total assets.

(3)	Cash dividends on common stock divided by net earnings.

(4)	Net interest income (TE) divided by total average earning assets

(5)	Noninterest expense divided by total revenue (net interest income, after provision for credit losses, and other operating income).

(6)	Covered loans are those loans acquired from SJB and covered by a loss sharing agreement with the FDIC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

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

Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 21% of our total non-covered loan portfolio of $3.4 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. Our provision for credit losses for 2010, which was lower than our provision for credit losses for 2009, reflects a decrease in the rate of growth of our classified loans from 2009 to 2010 as compared from 2008 to 2009. We continued to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy, including the effects of the high unemployment rate, could adversely affect us through diminished loan demand, credit quality deterioration, and increases in loan delinquencies and defaults.

Over the past few years, we have been active in both acquisitions and organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also opened five Commercial Banking Centers since 2008. In October 2009, we acquired SJB in an FDIC-assisted acquisition. Through this acquisition, we acquired $489.1 million in loans, $25.3 million in investment securities, $530.0 million in deposits, and $121.4 million in borrowings. The foregoing amounts were reflected at fair value as of the acquisition date in our consolidated financial statements. The acquisition has been accounted for under the purchase accounting method which resulted in an after-tax gain of $12.3 million which is included in 2009 earnings. The gain is based on fair values. The determination of fair values and calculation of after-tax gain is described more fully in Note 2 — Federally Assisted Acquisition of San Joaquin Bank in the notes to the consolidated financial statements.

We will continue to consider both organic growth and acquisition opportunities in the future, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value.

In connection with the acquisition of SJB, the Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on certain acquired assets from SJB. The acquired assets subject to the loss sharing agreement are referred to herein collectively as “covered assets,” which consist of OREO and loans. The loans we acquired are referred to herein as “covered loans”. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million, which is assumed by the Company. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively, for commercial and single-family residential loans from the acquisition date.

Our net interest income before provision for credit losses of $259.3 million in 2010, increased by $37.1 million or 16.67%, compared to net interest income before provision for credit losses of $222.3 million for 2009. The Bank has always had an excellent base of interest free deposits primarily due to our specialization in businesses and professionals as customers. As of December 31, 2010, 37.7% of our deposits are interest-free. This, accompanied by a decreasing interest rate environment, has allowed us to have a low cost of deposits, currently 0.40% for 2010, which contributed to a reduction in interest expense for 2010 compared to the same period last year.

Our net income decreased to $62.9 million in 2010 compared with $65.4 million in 2009, a decrease of $2.5 million or 3.80%. The decrease is primarily the result of an increase in other operating expenses and a decrease in other operating income, offset by declines in interest expense and the provision for credit losses.

Diluted earnings per common share increased $0.03 to $0.59 in 2010 from $0.56 in 2009. This increase was primarily due to no TARP preferred stock dividends in 2010 following $12.8 million in TARP preferred stock dividends and discount amortization in 2009. Dividends of $217 thousand in 2010 were for restricted common stock. In addition, July 2009 saw an increase in the number of our outstanding shares of common stock as a result of our completion of an underwritten stock offering, in which we received $132.5 million in gross proceeds ($126.1 million net proceeds). The net proceeds were used, along with other funds, to repurchase the preferred stock and outstanding warrant issued to the United States Treasury as part of our participation in the Capital Purchase Program.

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

Allowance for Credit Losses:  Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Management”.

Investment Portfolio:  The classification and accounting for investment securities are discussed in detail in Note 3 — Investment Securities, of the consolidated financial statements presented elsewhere in this report. Investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to an independent external pricing service provider who has experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company performs a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. If we determine that a decline in fair value is other-than-temporary, a credit-related impairment loss is recognized in current earnings. Noncredit-related impairment losses are charged to other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be “other-than-temporarily” impaired as of December 31, 2010.

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

Acquired Loans:  Acquired loans are valued as of acquisition date in accordance with ASC 805 Business Combinations, formerly FAS 141R Business Combinations.  Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology.

Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. In situations where loans have similar risk characteristics, loans were aggregated into pools to estimate cash flows under ASC 310-30. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated non-distressed loans acquired in the FDIC-assisted acquisition of San Joaquin Bank in ten different pools, based on common risk characteristics.

Under ASC 310-30, the excess of the expected cash flows at acquisition over the fair value is considered to be the accretable yield and is recognized as interest income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as an adjustment to accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for credit losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the ASC 310-30 portfolio at the allocated carrying amount.

Covered Loans:  The majority of the loans acquired in the FDIC-assisted acquisition of San Joaquin Bank are included in a FDIC shared-loss agreement and are referred to as covered loans. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC. At the date of acquisition, all covered loans were accounted for under ASC 805 and ASC 310-30. Subsequent to acquisition all covered loans are accounted for under ASC 310-30.

Covered Other Real Estate Owned:  All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Bank charged against earnings.

FDIC Loss Sharing Asset:  In conjunction with the FDIC-assisted acquisition of San Joaquin Bank, the Company entered into a shared-loss agreement with the FDIC for amounts receivable under the shared-loss agreement. At the date of the acquisition the Company elected to account for amounts receivable under the shared-loss agreement as a loss sharing asset in accordance with ASC 805. Subsequent to the acquisition the loss sharing asset is adjusted for payments received and changes in estimates of expected losses and is not being accounted for under fair value. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to other operating income.

Other Real Estate Owned:  Other real estate owned (“OREO”) represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for credit losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to other operating expense. Any subsequent operating expenses or income of such properties are charged to other operating expense or income, respectively. Any declines in value after foreclosure are recorded as OREO expense. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

The Bank is able and willing to provide financing for entities purchasing loans or OREO assets from the Bank. Our general guideline is to seek an adequate down payment (as a percentage of the purchase price) from the buyer. We will consider lower down payments when this is not possible; however, accounting rules require certain minimum down payments in order to record the profit on sale, if any. The minimum down payment varies by the type of underlying real estate collateral.

Goodwill Impairment:  Under ASC 350 (previously SFAS No. 142, Goodwill and Other Intangibles), goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting-unit level (which is the same level as the Company’s two major operating segments identified in Note 21 to the Company’s consolidated financial statements presented elsewhere in this report). Under the market approach utilized, the fair value is calculated using the current fair values of comparable peer banks of similar size, geographic footprint and focus. The market capitalization and multiple was used to calculate the market price of the Company and each reporting unit. The fair value was also subject to a control premium adjustment, which is the cost savings that a purchase of the reporting unit could achieve by eliminating duplicative costs. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared to the actual carrying value of goodwill allocated to the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income. For additional information regarding goodwill, see Note 20 to the Company’s consolidated financial statements presented elsewhere in this report.

Fair Value of Financial Instruments:  The Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820 (previously SFAS No. 157, Fair Value Measurements), on January 1, 2008. This standard provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Based on the observability of the inputs used in the valuation techniques, we classify our financial assets and liabilities measured and disclosed at fair value in accordance within the three-level hierarchy (e.g., Level 1, Level 2 and Level 3). Fair value determination requires that we make a number of significant judgments. In determining the fair value of financial instruments, we use market prices of the same or similar instruments whenever such prices are available. We do not use prices involving distressed sellers in determining fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique and the risk of nonperformance.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825 (previously SFAS No. 107, Disclosures About Fair Value of Financial Instruments).

ANALYSIS OF THE RESULTS OF OPERATIONS

The following table summarizes net earnings, earnings per common share, and key financial ratios for the periods indicated.

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Net earnings	$62,935	$65,419	$63,073
Earnings per common share:
Basic(1)	$0.59	$0.56	$0.75
Diluted(1)	$0.59	$0.56	$0.75
Return on average assets	0.93%	0.98%	0.99%
Return on average shareholders’ equity	9.40%	10.00%	13.75%

(1)	Of the decrease in earnings and diluted earnings per common share for 2009, $0.14 is due to the preferred stock dividend and discount amortization and $0.07 is due to the increase in weighted common shares outstanding as a result of our capital offering.

Earnings

We reported net earnings of $62.9 million for the year ended December 31, 2010. This represented a decrease of $2.5 million, or 3.80%, from net earnings of $65.4 million for the year ended December 31, 2009. Net earnings for 2009 increased $2.3 million to $65.4 million, or 3.72%, from net earnings of $63.1 million for the year ended December 31, 2008. Basic and diluted earnings per common share were $0.59 in 2010, as compared to $0.56 in 2009, and $0.75 in 2008.

The decrease in net earnings for 2010 compared to 2009 was primarily the result of an increase in other operating expenses including prepaying $350.0 million in borrowings which resulted in an $18.7 million prepayment penalty, a $6.3 million increase in professional fees and a $6.3 million increase in OREO expense. In addition there was a decrease in other operating income due to several causes. Gain on sales of securities increased $10.5 million in 2010 over 2009. However, this was offset by a $15.9 million reduction in the SJB loss-sharing asset. In addition, 2009 had a $21.1 million gain from the SJB acquisition. These three items resulted in a $26.5 million reduction in other operating income. The provision for credit losses decreased $19.3 million in 2010 from 2009.

The increase in net earnings for 2009 compared to 2008 of $2.3 million was primarily the result of an increase in net interest income before provision for credit losses of $28.6 million, gain on sale of investment securities of $28.4 million, gain on acquisition of SJB of $21.1 million, offset by an increase in loan loss provision of $53.9 million and other operating expenses of $17.8 million.

For 2010, our return on average assets was 0.93%, compared to 0.98% for 2009, and 0.99% for 2008. Our return on average stockholders’ equity was 9.40% for 2010, compared to a return of 10.00% for 2009, and 13.75% for 2008. The decrease in return on average assets is due to an increase in total average assets in both 2010 and 2009 from 2008 as well as the impact of the general economic environment affecting interest rates, credit quality and loan demand. The decrease in return on average stockholders’ equity is due to the dividends paid on outstanding preferred stock during 2009 and 2008, plus the increase in common stock from the capital stock offering in 2009.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is slightly liability-sensitive; meaning interest-bearing liabilities will generally reprice more quickly than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income through affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Our net interest income, before provision for credit losses totaled $259.3 million for 2010. This represented an increase of $37.1 million, or 16.67%, over net interest income of $222.3 million for 2009. Net interest income for 2009 increased $28.6 million, or 14.76%, over net interest income of $193.7 million for 2008. The increase in net interest income of $37.1 million for 2010 resulted from a decrease of $30.5 million in interest expense plus an increase of $6.5 million in interest income. The decrease in interest expense of $30.5 million resulted from the decrease in average rate paid on interest-bearing liabilities to 1.33% in 2010 from 1.97% in 2009, and a decrease in average interest-bearing liabilities of $117.8 million. The increase of $6.5 million in interest income resulted from the increase in the average yield on interest-earning assets to 5.43% in 2010 from 5.17% in 2009, offset by a decrease of $197.1 million in average interest-earning assets. The increase in yield on interest-earning assets was impacted by $26.7 million in accelerated accretion on SJB acquired loans. Excluding the accelerated accretion, the yield in interest-earning assets would have been 4.86%.

The increase in net interest income before provision for credit losses of $28.6 million for 2009 as compared to 2008 resulted from a decrease of $50.3 million in interest expense partially offset by a $21.7 million decrease in interest income. The decrease in interest expense of $50.3 million resulted from the decrease in average rate paid on interest-bearing liabilities to 1.97% in 2009 from 3.01% in 2008, and a decrease in average interest-bearing liabilities of $116.9 million. The decrease of $21.7 million in interest income resulted from the decrease in the average yield on interest-earning assets to 5.17% in 2009 from 5.71% in 2008, offset by an increase of $194.3 million in average interest-earning assets.

Interest income totaled $317.3 million for 2010. This represented an increase of $6.5 million, or 2.10%, compared to total interest income of $310.8 million for 2009. The increase in total interest income during 2010 from 2009 was primarily due to the increase in yields from 5.17% in 2009 to 5.43% in 2010, partially offset by the decrease in average earning assets of $197.1 million.

Interest income totaled $310.8 million for 2009. This represented a decrease of $21.8 million, or 6.54%, compared to total interest income of $332.5 for 2008. The decrease in total interest income during 2009 from 2008 was primarily due to the decrease in interest rates, partially offset by the growth in average earning assets.

Interest income includes dividends earned on our investment in FHLB capital stock. For the year ended December 31, 2010, 2009 and 2008, dividends earned on FHLB stock totaled $324,000, $195,000, and $4.6 million, respectively. The FHLB announced that there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future, which, in both cases, would adversely affect our interest income as compared to prior periods.

Interest expense totaled $58.0 million for 2010. This represented a decrease of $30.5 million, or 34.49%, from total interest expense of $88.5 million for 2009. For 2009, total interest expense decreased $50.3 million, or 36.26%, from total interest expense of $138.8 million for 2008. The decrease in interest expense in 2010 from 2009 was due to the decrease in interest rates on interest bearing liabilities from 1.97% in 2009 to 1.33% in 2010, plus a $117.8 million decrease in average interest bearing liabilities. The decrease in interest expense in 2009 from 2008 was due to a decrease in interest rates on interest-bearing liabilities from 3.01% in 2008 to 1.97% in 2009, plus a $116.9 million decrease in average interest-bearing liabilities.

Table 1 represents the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and yield/rate between these respective periods:

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Twelve-Month Period Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Amounts in thousands)

ASSETS
Investment Securities
Taxable	$1,318,601	$49,720	3.78%	$1,652,509	$76,798	4.67%	$1,766,754	$86,930	4.97%
Tax preferenced(1)	651,811	25,394	5.51%	675,273	27,329	5.71%	675,309	28,371	5.91%
Investment in FHLB stock	93,461	324	0.35%	93,989	195	0.21%	89,601	4,552	5.08%
Federal Funds Sold & Interest Bearing Deposits with other institutions	64,437	1,125	1.75%	76,274	358	0.47%	1,086	39	3.59%
Loans HFS	3,078	54	1.75%	153	5	3.27%	—	—	0.00%
Yield adjustment to interest income from discount accretion	(162,667)	26,740	—	—	—	—	—	—	—
Loans(2)(3)	4,067,702	213,932	5.26%	3,735,339	206,074	5.52%	3,506,510	212,626	6.06%

Total Earning Assets	6,036,423	317,289	5.43%	6,233,537	310,759	5.17%	6,039,260	332,518	5.71%
Total Non Earning Assets	735,394			408,945			355,653

Total Assets	$6,771,817			$6,642,482			$6,394,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings Deposits(4)	$1,698,628	$9,947	0.59%	$1,366,355	$10,336	0.76%	$1,238,810	$16,413	1.32%
Time Deposits	1,188,878	8,306	0.70%	1,195,378	14,620	1.22%	769,827	19,388	2.52%

Total Deposits	2,887,506	18,253	0.63%	2,561,733	24,956	0.97%	2,008,637	35,801	1.78%
Other Borrowings	1,484,356	39,719	2.68%	1,927,923	63,539	3.30%	2,597,943	103,038	3.97%

Interest Bearing Liabilities	4,371,862	57,972	1.33%	4,489,656	88,495	1.97%	4,606,580	138,839	3.01%

Non-interest bearing deposits	1,669,611			1,431,204			1,268,548
Other Liabilities	61,021			67,741			61,119
Stockholders’ Equity	669,323			653,881			458,666

Total Liabilities and Stockholders’ Equity	$6,771,817			$6,642,482			$6,394,913

Net interest income		$259,317			$222,264			$193,679

Net interest spread — tax equivalent			4.10%			3.20%			2.70%
Net interest margin			4.30%			3.57%			3.22%
Net interest margin — tax equivalent			4.47%			3.75%			3.41%
Net interest margin excluding loan fees			4.25%			3.52%			3.13%
Net interest margin excluding loan fees — tax equivalent			4.43%			3.70%			3.32%

(1)	Non tax-equivalent rate was 3.90% for 2010, 4.06% for 2009, 4.20% for 2008

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2010, $2,646; 2009, $3,197; 2008, $5,399

(3)	Non-performing, non-covered loans are included in net loans as follows: 2010, $157 million; 2009, $69.8 million ; 2008, $17.7 million

(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.47% for 2010, compared to 3.75% for 2009, and 3.41% for 2008. The increase in the net interest margin in 2010 and 2009 was primarily the result of changes in the mix of assets and liabilities as discussed in the following paragraphs and $26.7 million from the yield adjustment to loan interest income from discount accretion. Generally, as the bank is liability sensitive, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.

The net interest spread is the difference between the yield on average earning assets less the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage interest rates received on loans and investments and paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 4.10% for 2010, 3.20% for 2009, and 2.70% for 2008. The increase in the net interest spread for 2010 as compared to 2009 resulted from a 64 basis point decrease in the cost of interest-bearing liabilities plus a 26 basis point increase in the yield on earning assets, thus generating a 90 basis point increase in the net interest spread. The decrease in rates during 2010 had a smaller impact on our assets since a majority of our assets are fixed rate; while deposits and borrowings benefited us due to rate decreases. The increase in the net interest spread for 2009 as compared to 2008 resulted from a 104 basis point decrease in the cost of interest-bearing liabilities offset by a 54 basis point decrease in the yield on earning assets, thus generating a 50 basis point increase in the net interest spread.

The yield (TE) on earning assets increased to 5.43% for 2010, from 5.17% for 2009, and reflects a change in the mix of earning assets and a $26.7 million accelerated accretion on SJB acquired loans. Investments as a percent of earning assets decreased to 32.64% in 2010 from 37.34% in 2009 while average gross loans as a percent of earning assets increased to 64.69% in 2010 from 59.92% in 2009. The yield on loans for 2010 increased to 6.16% compared to 5.52% for 2009. The yield on investments for 2010 decreased to 4.35% as compared to 4.98% in 2009. The yield on loans for 2009 decreased to 5.52% as compared to 6.06% for 2008. The yield on investments for 2009 decreased to 4.98% as compared to 5.23% in 2008. The yield (TE) on earning assets decreased to 5.17% for 2009, from 5.71% for 2008, and reflects a decreasing interest rate environment and a change in the mix of earning assets. Investments as a percent of earning assets decreased to 37.34% in 2009 from 40.44% in 2008. The yield on loans for 2009 decreased to 5.52% as compared to 6.06% for 2008. The yield on investments for 2009 decreased slightly to 4.98% as compared to 5.23% in 2008.

Interest discount accretion from SJB covered loans increased the yield on loans by 90 basis points, the yield on earning assets increased by 57 basis points and the net interest margin (TE) increased by 55 basis points in 2010.

The cost of average interest-bearing liabilities decreased to 1.33% for 2010 as compared to 1.97% for 2009 and 3.01% for 2008. These variations reflected the decreasing interest rate environment in 2010 and 2009, as well as the change in the mix of interest-bearing liabilities. Borrowings as a percent of interest-bearing liabilities decreased to 33.95% for 2010 as compared to 42.94% for 2009 and 56.40% for 2008. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for 2010 was 0.63% as compared to 0.97% for 2009 and 1.78% for 2008, reflecting a decreasing interest rate environment in 2010 and 2009. The cost of borrowings for 2010 was 2.68% as compared to 3.30% for 2009, and 3.97% for 2008, also reflecting the same fluctuating interest rate environment as well as maturity and early extinguishment of borrowings. The Dodd-Frank Act allows interest to be paid on demand deposits starting in July 2011. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations. Currently, the only deposits for which we pay interest on are savings, NOW, Money Market and TCD Accounts.

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

TABLE 2 — Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Twelve Months Ended December 31,
	2010 Compared to 2009				2009 Compared to 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Amounts in thousands)

Interest Income:
Taxable investment securities	$(15,287)	$(14,623)	$2,832	$(27,078)	$(5,359)	$(5,251)	$477	$(10,133)
Tax-advantaged securities	(1,301)	(670)	36	(1,935)	(62)	(986)	7	(1,041)
Fed funds sold & interest-bearing deposits with other institutions	(56)	976	(153)	767	2,699	(34)	(2,346)	319
Investment in FHLB stock	(1)	132	(2)	129	223	(4,364)	(216)	(4,357)
Loans HFS	96	(2)	(45)	49	—	—	5	5
Yield adjustment to interest income from discount accretion	—	—	26,740	26,740
Loans	18,346	(9,712)	(776)	7,858	13,829	(18,883)	(1,499)	(6,553)

Total interest on earning assets	1,797	(23,899)	28,632	6,530	11,330	(29,518)	(3,572)	(21,760)

Interest Expense:
Savings deposits	2,525	(2,323)	(591)	(389)	1,679	(6,918)	(804)	(6,043)
Time deposits	(79)	(6,216)	(19)	(6,314)	10,695	(9,980)	(5,517)	(4,802)
Other borrowings	(14,841)	(12,119)	3,140	(23,820)	(26,969)	(17,648)	5,118	(39,499)

Total interest on interest-bearing liabilities	(12,395)	(20,658)	2,530	(30,523)	(14,595)	(34,546)	(1,203)	(50,344)

Net Interest Income	$14,192	$(3,241)	$26,102	$37,053	$25,925	$5,028	$(2,369)	$28,584

Interest and Fees on Loans

Our major source of revenue is interest and fees on loans, which totaled $240.7 million for 2010. This represented an increase of $34.6 million, or 16.81%, from interest and fees on loans of $206.1 million for 2009. For 2009, interest and fees on loans decreased $6.5 million, or 3.08%, from interest and fees on loans of $212.6 million for 2008. The increase in interest and fees on loans for 2010 is primarily due to a $26.7 million discount accretion on covered loans acquired from SJB. The discount accretion represents accelerated principle payments on SJB loans and is recorded as a yield adjustment to interest income. The decrease in interest and fees on loans for 2009 reflects the decreases in loan yields, offset by the increases in average loan balances. The yield on loans, including the aforementioned accretion on covered loans acquired from SJB, increased to 6.16% for 2010, compared to 5.52% for 2009 and 6.06% 2008.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on non-accrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-accrual loans at December 31, 2010, 2009, and 2008. As of December 31, 2010, 2009 and 2008, we had $157.0 million, $69.8 million and $17.7 million of non-covered non-accrual loans, respectively. Had non-covered non-accrual loans for which interest was no longer accruing complied with the original terms and conditions, interest income would have been $5.2 million, $4.1 million and $370,000 greater for 2010, 2009 and 2008, respectively.

Fees collected on loans are an integral part of the loan pricing decision. Net loan fees and the direct costs associated with the origination of loans are deferred and deducted from total loans on our balance sheet. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $2.6 million for 2010, $3.2 million for 2009 and $5.4 million for 2008. The decrease in loan fee income during 2010 was due to a decrease in loan originations as a result of the weakening economy and diminished loan demand.

Interest on Investments

Another component of interest income is interest on investments, which totaled $76.6 million for 2010. This represented a decrease of $28.1 million, or 26.86%, from interest on investments of $104.7 million for 2009. For 2009, interest on investments decreased $15.2 million, or 12.69%, from interest on investments of $119.9 million for 2008. The decrease in interest on investments for 2010 and 2009 reflected the decreases in average balances and decrease in yield on investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environments in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The weighted-average TE yield on investments was 4.35% for 2010, 4.98% for 2009 and 5.23% for 2008.

Interest on Deposits

Interest on deposits totaled $18.3 million for 2010. This represented a decrease of $6.7 million, or 26.86%, from interest on deposits of $25.0 million for 2009. The decrease is due to the decrease in interest rates on deposits offset by an increase in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.63% in 2010 from 0.97% in 2009 and average interest-bearing deposits increased $325.8 million, or 12.72% from 2009. Interest on deposits decreased in 2009 by $10.8 million, from interest on deposits of $35.8 million during 2008 due to the decrease in interest rates on deposits offset by an increase in average interest-bearing deposit liabilities. Our cost of total deposits was 0.40%, 0.63%, and 1.09% for the years ended December 31, 2010, 2009, and 2008, respectively.

Interest on Borrowings

Interest on borrowings totaled $39.7 million for 2010. This represents a decrease of $23.8 million, or 37.49%, from interest on borrowings of $63.5 million for 2009. The decrease is primarily due to the decrease in average borrowings and decrease in interest rates on borrowings. Average borrowings decreased $443.6 million during 2010 compared to 2009. As a result of the increase in deposits and decrease in investments, it was possible for us to reduce our reliance on borrowed funds. Interest rates on borrowings decreased 62 basis points during 2010 to 2.68% from 3.30% during 2009. Interest on borrowings decreased $39.5 million for 2009, from $103.0 million for 2008. The decrease from 2008 to 2009 is primarily due to the decrease in interest rates on borrowings and a decrease in average borrowings.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for non-covered credit losses charged against operating results. Provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to an adequate level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The nature of this process requires considerable judgment. As such, we made a provision for credit losses on non-covered loans of $61.2 million in 2010, $80.5 million in 2009 and $26.6 million in 2008. We believe the allowance is currently appropriate. The ratio of the allowance for credit losses to total non-covered loans as of December 31, 2010, 2009, and 2008 was 3.12%, 3.02% and 1.44%, respectively. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. The net charge-offs totaled $64.9 million in 2010, $25.5 million in 2009, and $5.7 million in 2008. See “Risk Management — Credit Risk” herein.

SJB loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by a loss sharing agreement with the FDIC. Due to the timing of the acquisition and the October 16, 2009 fair value estimate, there was no provision for credit losses on the covered SJB loans in 2009. In 2010, there was $370,000 in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition, resulting in a $370,000 provision for credit losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

Other Operating Income

The components of other operating income were as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Service charges on deposit accounts	$16,745	$14,889	$15,228
CitizensTrust	8,363	6,657	7,926
Bankcard services	2,776	2,338	2,329
BOLI Income	3,125	2,792	5,000
Gain on sale of securities	38,900	28,446	—
Increase (reduction) in FDIC loss sharing asset	(15,856)	1,398	—
Impairment charge on investment security	(904)	(323)	—
Other	3,965	3,752	3,974
Gain on SJB acquisition	—	21,122	—

Total other operating income	$57,114	$81,071	$34,457

Other operating income, totaled $57.1 million for 2010. This represents a decrease of $24.0 million, or 29.55%, over other operating income of $81.1 million in 2009. The decrease is primarily due to a $15.9 million charge for the reduction in the FDIC loss sharing asset, partially offset by a $10.5 million increase in net gains on sales of securities; 2009 results included the $21.1 million gain on the SJB acquisition. The $15.9 million net reduction in the FDIC loss sharing asset for 2010 includes a $21.1 million charge due to resolutions of covered loans with losses less than originally expected at acquisition offset by $5.2 million in accretion income. During 2009, other operating income increased $46.6 million, or 135.28%, from other operating income of $34.5 million for 2008. The increase is primarily due to a $28.4 million gain on sale of securities and a $21.1 million gain on SJB acquisition, offset by decreases in income from CitizensTrust and Bank-Owned Life Insurance (BOLI).

During 2010, we sold certain securities and recognized a gain on sale of securities of $38.9 million. We also recognized a $904,000 other-than-temporary impairment on a private-label mortgage-backed investment security, which was charged to other operating income.

During 2009, we sold certain securities and recognized a gain on sale of securities of $28.4 million. We also recognized an other-than-temporary impairment on a private-label mortgage-backed investment security of $323,000 charged to other operating income.

During the fourth quarter of 2009, we recorded a pre-tax bargain purchase gain of $21.1 million in connection with our acquisition of SJB. For a detailed discussion on this acquisition and calculation of the gain see Note 2 — Federally Assisted Acquisition of San Joaquin Bank in the notes to the consolidated financial statements. This gain represented about 26% other operating income in 2009.

CitizensTrust consists of Wealth Management and Investment Services income. The Wealth Management Group provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401-k plans, mutual funds, insurance and other non-insured investment products. CitizensTrust generated fees of $8.4 million in 2010. This represents an increase of $1.7 million, or 25.6% from fees generated of $6.7 million in 2009. This is primarily due to a nearly 10% increase in managed assets and higher margin wealth management accounts replacing lower margin custody accounts. Fees generated by CitizensTrust represented 14.64% of other operating income in 2010, as compared to 8.21% in 2009 and 23.00% in 2008.

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other operating income and are not subject to income tax, as long as they are held for the life of the covered parties. Bank Owned Life Insurance income totaled $3.1 million in 2010. This represents an increase of $333,000, or 11.93%, from BOLI income generated of $2.8 million for 2009. BOLI income in 2009 decreased $2.2 million, or 44.16% over BOLI income generated of $5.0 million for 2008, following a $1.0 million death settlement received in 2008

Other operating income as a percent of net revenues (net interest income before loan loss provision plus other operating income) was 18.05% for 2010, as compared to 26.73% for 2009 and 15.10% for 2008.

Other Operating Expenses

The components of other operating expenses were as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and employee benefits	$69,418	$62,985	$61,271
Occupancy	12,127	11,649	11,813
Equipment	7,221	6,712	7,162
Stationery and supplies	9,996	6,829	6,913
Professional services	13,308	6,965	6,519
Promotion	6,084	6,528	6,882
Amortization of intangibles	3,732	3,163	3,591
Provision for unfunded commitments	2,600	3,750	1,300
OREO expense	7,490	1,211	89
Prepayment penalties on borrowings	18,663	4,402	—
Other	17,853	19,392	10,248

Total other operating expenses	$168,492	$133,586	$115,788

Other operating expenses totaled $168.5 million for 2010. This represents an increase of $34.9 million, or 26.13%, over other operating expenses of $133.6 million for 2009. During 2009, other operating expenses increased $17.8 million, or 15.37%, over other operating expenses of $115.8 million for 2008.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.49% for 2010, compared to 2.01% for 2009, and 1.81% for 2008.

Our ability to control other operating expenses in relation to the level of total revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For 2010, the efficiency ratio was 66.02%, compared to 59.95% for 2009 and 57.45% for 2008. The increase in 2010 is primarily due to increases in salaries and related expenses, professional services, OREO expenses, prepayment penalties on borrowings and other expenses as discussed below. The increase in 2009 is primarily due to increases in salaries and related expenses, OREO expenses, provision for unfunded commitments, prepayment penalties on borrowings and other expenses as discussed below.

Salaries and related expenses comprise the greatest portion of other operating expenses. Salaries and related expenses totaled $69.4 million for 2010. This represented an increase of $6.4 million, or 10.21%, over salaries and related expenses of $63.0 million for 2009. In 2009, salary and related expenses increased $1.7 million, or 2.80%, over salaries and related expenses of $61.3 million for 2008. The increase in salaries and related expenses in 2010 include SJB expenses for the full year, and only for the fourth quarter in 2009. At December 31, 2010, we employed 811 associates, 572 full-time and 239 part-time. This compares to 831 associates, 583 full-time and 248 part-time at December 31, 2009 and 778 associates, 540 full-time and 238 part-time at December 31, 2008. Salaries and related expenses as a percent of average assets increased to 1.03% for 2010, compared to 0.95% for 2009, and 0.96% for 2008.

Professional services totaled $13.3 million for 2010, $7.0 million for 2009, and $6.5 million for 2008. The 2010 increases were primarily due to increases in legal expenses for credit and collection issues, a Securities and

Exchange Commission investigation and other litigation issues that the Company from time to time became involved in. See “Item 3 — Legal Proceedings”. The 2009 increases were primarily due to professional expenses incurred in conjunction with the SJB acquisition and credit collection issues.

Changes in the remaining other operating expenses from 2009 to 2010 were due to the following: (1) FDIC deposit insurance expense decreased by $1.3 million (2009 results included a $3.0 million FDIC special assessment), (2) an increase of $14.3 million was due to prepayment penalties on the prepayment of FHLB advances, (3) a decrease of $1.2 million in the provision for unfunded commitments, and (4) an increase of $6.3 million in OREO expense. The prepayment penalties were incurred to deleverage our balance sheet by prepaying debt with excess liquidity. OREO expense in 2010 included $4.1 million in write-downs on non-covered OREO, $1.9 million in write-downs on covered OREO and $1.5 million in maintenance expenses and property taxes related to OREO properties. The increase in other operating expenses of $17.1 million to 2009 from 2008 primarily due to the following: (1) an increase of $7.7 million was due to FDIC deposit insurance which includes a $3.0 million FDIC special assessment, (2) an increase of $4.4 million was due to prepayment penalties on the restructure of FHLB advances, (3) an increase of $2.5 million in the provision for unfunded commitments, and (4) an increase of $1.1 million in OREO expense.

Income Taxes

Our effective tax rate for 2010 was 27.44%, compared to 26.70% for 2009, and 26.44% for 2008. The effective tax rates are below the nominal combined Federal and State tax rates as a result of tax-preferenced income from certain investments and municipal loans and leases as a percentage of total income for each period.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for years ended December 31, 2010, 2009 and 2008. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$242,087	$213,106	$189,128
Interest expense	34,181	40,987	52,140

Net interest income	$207,906	$172,119	$136,988

Non-interest income	23,204	19,537	21,593
Non-interest expense	51,922	47,860	48,108

Segment pretax profit	$179,188	$143,796	$110,473

Balance Sheet
Average loans	$2,822,184	$2,701,921	$2,579,821
Average interest-bearing deposits and customer repos	$3,179,968	$2,670,312	$2,038,724
Yield on loans	5.91%	5.77%	6.18%
Rate paid on deposits and customer repos	0.71%	1.06%	1.71%

For the year ended December 31, 2010, segment profits increased by $35.4 million, or 24.61%, compared to the year ended December 31, 2009. This was primarily due to an increase in interest income of $29.0 million and a decrease in interest expense of $6.8 million. The increase in interest income includes a credit for funds provided which is eliminated in the consolidated total. The credit for funds provided increases as deposit balances increase. During 2010 average interest-bearing deposits and customer repurchase agreements increased $309.7 million, or 11.60%, compared to 2009. The decrease in interest expense is due to a decrease in rates paid on deposits offset by increases in average interest-bearing deposits and customer repurchase agreements.

For the year ended December 31, 2009, segment profits increased by $33.3 million, or 30.16%, compared to the year ended December 31, 2008. This was primarily due to an increase in interest income of $24.0 million plus a decrease in interest expense of $11.2 million. The increase in interest income includes a credit for funds provided which is eliminated in the consolidated total. The credit for funds provided increases as deposit balances increase. During 2009 average total interest-bearing deposits and customer repurchase agreements increased $631.6 million, or 30.98%, compared to 2008. The decrease in interest expense is due to a decrease in rates paid on deposits offset by increases in average interest-bearing deposits and customer repurchase agreements.

Treasury

Key measures we use to evaluate Treasury’s performance are included in the following table for the years ended December 31, 2010, 2009 and 2008. The table also provides additional significant segment measures useful to understand the performance of this segment.

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$76,651	$104,778	$119,975
Interest expense	73,786	83,649	99,714

Net interest income	$2,865	$21,129	$20,261

Non-interest income	37,997	28,124	6
Non-interest expense	20,125	5,945	1,285

Segment pretax profit (loss)	$20,737	$43,308	$18,982

Balance Sheet
Average investments	$2,128,310	$2,498,045	$2,532,750
Average interest bearing deposits	240,316	246,307	215,849
Average borrowings	796,321	1,367,620	2,111,670
Yield on investments-TE	4.35%	4.98%	5.23%
Non-tax equivalent yield	3.90%	4.06%	4.20%
Rate paid on borrowings	4.00%	4.01%	4.19%

For the year ended December 31, 2010, Treasury segment profits decreased by $22.6 million from the same period in 2009. The decrease is due in part to the sale of investment securities in 2010 and reinvestment into instruments with lower interest rates, resulting in $28.1 million less interest income generated in 2010 compared to 2009. This was partially offset by a $9.9 million reduction in interest expense as average borrowings decreased by $443.6 million from 2009 to 2010. Net interest income decreased $18.3 million, or 86.44%, compared to 2009. The $38.9 million gain from the sale of investment securities helped to increase non-interest income by $9.8 million (from $28.1 million in 2009 to $38.0 million in 2010). However, this was partially offset by $18.7 million in prepayment penalties in 2010 non-interest expense.

For the year ended December 31, 2009, Treasury segment profits increased by $24.3 million over the same period in 2008. The increase is primarily due to the $28.4 million gain on sale of securities recognized during 2009, offset by the $4.4 million in prepayment penalties for the restructure of FHLB advances in 2009. Net interest income increased $868,000, or 4.28%, compared to 2008. The increase is due to a decrease of $16.1 million in interest expense, offset by a decrease of $15.2 million in interest income. During 2009, average investments and borrowings decreased coupled with decreases in interest rates.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the Company level.

Other

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Key Measures:
Statement of Operations
Interest income	$99,268	$69,867	$50,279
Interest expense	50,722	40,851	13,849

Net interest income	$48,546	$29,016	$36,430

Provision for Credit Losses	61,200	80,500	26,600
Non-interest income	(4,087)	33,410	12,858
Non-interest expense	96,445	79,781	66,395

Pre-tax loss	$(113,186)	$(97,855)	$(43,707)

Balance Sheet
Average loans	$1,085,929	$1,033,571	$926,689
Average interest bearing deposits	35,202	85,362	120,282
Average borrowings	120,055	120,055	120,055
Yield on loans	6.82%	4.85%	5.73%

The Company’s administration and other operating departments reported pre-tax loss of $113.2 million for the year ended December 31, 2010. This represented an increase of $15.3 million over pre-tax loss of $97.9 million for the year ended December 31, 2009. The change includes a decrease in provision for credit losses of $19.3 million and an increase in non-interest expense of $16.7 million offset by a decrease in non-interest income of $37.5 million and an increase in net interest income of $19.5 million. Interest income in 2010 includes $26.7 million in accelerated accretion on SJB acquired loans. Pre-tax loss for 2009 increased $54.1 million to $97.9 million, or 124%, from pre-tax loss of $43.7 million for 2008. The increase was primarily due to a $53.9 million increase in the provision for credit losses.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.44 billion at December 31, 2010. This represented a decrease of $303.1 million, or 4.50%, from total assets of $6.74 billion at December 31, 2009. Total liabilities were $5.79 billion at December 31, 2010, a decrease of $308.7 million, or 5.06%, from total liabilities of $6.10 billion at December 31, 2009. Total equity increased $5.63 million, or 0.88%, to $643.9 million at December 31, 2010, compared to total equity of $638.2 million at December 31, 2009.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. The tables below set forth information concerning the composition of the investment securities portfolio at December 31, 2010, 2009, and 2008, and the maturity distribution of the investment securities portfolio at December 31, 2010. At December 31, 2010, we reported total investment securities of $1.79 billion. This represents a decrease of $317.6 million, or 15.04%, from total investment securities of $2.11 billion at December 31, 2009. During 2010 and 2009, we sold certain securities and recognized gains on sales of securities of $38.9 million and $28.4 million, respectively.

Securities held as “available-for-sale” are reported at current fair value for financial reporting purposes. The related unrealized gain or loss, net of income taxes, is recorded in stockholders’ equity. At December 31, 2010, securities held as available-for-sale had a fair value of $1.79 billion, representing 99.8% of total investment securities. Investment securities available-for-sale had an amortized cost of $1.78 billion at December 31, 2010. At December 31, 2010, the net unrealized holding gain on securities available-for-sale was $11.1 million that resulted in accumulated other comprehensive gain of $6.4 million (net of $4.7 million in deferred taxes). At December 31, 2010, the net unrealized holding loss on securities held to maturity was $401,000 that resulted in an accumulated other comprehensive loss of $233,000. The total net other comprehensive gain is $6.2 million.

Composition of the Fair Value of Securities Available-for-Sale:

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in thousands)

U.S. Treasury Obligations	$—	0.00%	$507	0.02%	$—	0.00%
Government agency and government-sponsored enterprises	106,273	5.93%	21,713	1.03%	27,778	1.11%
Mortgage-backed securities	808,409	45.12%	647,168	30.70%	1,184,485	47.51%
CMO/REMICs	270,477	15.10%	773,165	36.67%	596,791	23.93%
Municipal bonds	606,399	33.85%	663,426	31.46%	684,422	27.45%
Other securities	—	0.00%	2,484	0.12%	—	0.00%

TOTAL	$1,791,558	100.00%	$2,108,463	100.00%	$2,493,476	100.00%

The maturity distribution of the available-for-sale portfolio at December 31, 2010 consists of the following:

	Maturing
		Weighted	After One Year	Weighted	After Five	Weighted		Weighted		Weighted
	One Year	Average	Through Five	Average	Years Through	Average	After Ten	Average	Balance as of	Average	% to
	or Less	Yield	Years	Yield	Ten Years	Yield	Years	Yield	December 31, 2010	Yield	Total

Government agency and government-sponsored enterprises	$33,909	1.30%	$72,364	1.24%	$—	0.00%	$—	0.00%	$106,273	1.26%	5.93%
Mortgage-backed securities	34,635	3.65%	715,650	2.93%	58,124	4.57%	—	0.00%	808,409	3.08%	45.12%
CMO/REMICs	14,835	4.60%	218,371	2.79%	37,271	4.56%	—	0.00%	270,477	3.13%	15.10%
Municipal bonds(1)	34,315	4.21%	228,619	3.78%	163,831	3.78%	179,634	4.06%	606,399	3.89%	33.85%

TOTAL	$117,694	3.25%	$1,235,004	2.96%	$259,226	4.07%	$179,634	4.06%	$1,791,558	3.25%	100.00%

(1)	The weighted average yield is not tax-equivalent. The tax-equivalent yield is 4.35%.

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

The weighted-average yield on the investment portfolio at December 31, 2010 was 3.25% with a weighted-average life of 4.6 years. This compares to a weighted-average yield of 4.41% at December 31, 2009 with a weighted-average life of 4.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 66% of the securities in the investment portfolio, at December 31, 2010, are issued by the U.S. government or U.S. government-sponsored agencies which guarantee payment of principal and interest. As of December 31, 2010, approximately $106.0 million in U.S. government agency bonds are callable.

As of December 31, 2010 and 2009, the Company held investment securities in excess of ten-percent of shareholders’ equity from the following issuers:

Investment Portfolio by Major Issuers

	December 31, 2010		December 31, 2009
	Book Value	Market Value	Book Value	Market Value
		(Dollars in thousands)

Federal Home Loan Mortgage Corp	$387,794	$391,189	$605,035	$621,672
Federal National Mortgage Association	756,659	762,372	727,568	742,786

The following table presents municipal securities by the top five holdings by state:

Municipal Securities by Largest State Holdings

	December 31, 2010
State	Amortized Cost		Fair Value
	(Dollars in thousands)

New Jersey	$90,211	14.9%	$92,004	15.2%
Illinois	77,878	12.9%	78,435	12.9%
Michigan	76,367	12.6%	74,329	12.3%
Washington	42,591	7.0%	42,787	7.1%
California	37,983	6.3%	37,443	6.2%
All Other States	280,169	46.3%	281,401	46.3%

Total	$605,199	100.0%	$606,399	100.0%

	December 31, 2009
State	Amortized Cost		Fair Value

New Jersey	$88,609	13.7%	$91,479	13.8%
Illinois	89,078	13.8%	90,910	13.7%
Michigan	80,875	12.5%	80,585	12.1%
Washington	48,871	7.5%	50,095	7.6%
Texas	42,978	6.6%	43,862	6.6%
All Other States	297,145	45.9%	306,495	46.2%

Total	$647,556	100.0%	$663,426	100.0%

Municipal securities held by the Bank are issued by various states and their various local municipalities.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

Held-To-Maturity
CMO(1)	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

(1)	For 2010, the Company recorded a $587,000 charge, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

Held-To-Maturity
CMO(2)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(2)	For 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. The unrealized losses on these securities are primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired except for one bond held to maturity described below. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During 2010, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The total impairment of $317,000 plus $587,000 for the non-credit portion reclassified from other comprehensive income for a $904,000 net impairment loss charged to other operating income.

Non-Covered Loans

At December 31, 2010, the Company reported total non-covered loans, net of deferred loan fees, of $3.37 billion. This represents a decrease of $234.7 million, or 6.51% from gross non-covered loans, net of deferred loan fees of $3.61 billion at December 31, 2009. The loan portfolio was affected by real estate trends, diminished loan demand and the weakening of the economy.

Table 4 presents the distribution of our non-covered loans at the dates indicated.

TABLE 4 — Distribution of Loan Portfolio by Type
(Non-Covered Loans)

	December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Commercial and Industrial	$460,399	$413,715	$370,829	$365,214	$264,416
Real Estate
Construction	138,980	265,444	351,543	308,354	299,112
Commercial Real Estate	1,980,256	1,989,644	1,945,706	1,805,946	1,642,370
SFR Mortgage	218,467	265,543	333,931	365,849	284,725
Consumer, net of unearned discount	56,747	67,693	66,255	58,999	54,125
Municipal Lease Finance Receivables	128,552	159,582	172,973	156,646	126,393
Auto and equipment leases	17,982	30,337	45,465	58,505	51,420
Dairy and Livestock/Agribusiness	377,829	422,958	459,329	387,488	358,259

Gross Loans (Non-Covered)	3,379,212	3,614,916	3,746,031	3,507,001	3,080,820
Less:
Allowance for Credit Losses	105,259	108,924	53,960	33,049	27,737
Deferred Loan Fees	5,484	6,537	9,193	11,857	10,624

Total Net Loans (Non-Covered)	$3,268,469	$3,499,455	$3,682,878	$3,462,095	$3,042,459

Commercial and industrial loans are loans to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by conforming first trust deeds on real property, including property under construction, land development, commercial property and single- family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy, livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.

Our loan portfolio is primarily located throughout our marketplace. The following is the breakdown of our total non-covered loans and non-covered commercial real estate loans by region at December 31, 2010.

	December 31, 2010
			Non-Covered
Non-Covered	Total Non-		Commercial
Loans by Market Area	Covered Loans		Real Estate Loans
	(Amounts in thousands)

Los Angeles County	$1,115,155	33.0%	$703,400	35.5%
Inland Empire	706,447	20.9%	581,132	29.3%
Central Valley	613,023	18.1%	330,419	16.7%
Orange County	502,346	14.9%	190,091	9.6%
Other Areas	442,241	13.1%	175,214	8.9%

	$3,379,212	100.0%	$1,980,256	100.0%

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

	December 31, 2010
			Percent	Average
			Owner-	Loan
Non-Covered Real Estate Loans	Loan Balance	Percent	Occupied(1)	Balance
	(Amounts in thousands)

Single Family-Direct	$48,271	2.2%	100.0%	$363
Single Family-Mortgage Pools	170,196	7.7%	100.0%	322
Multifamily	114,739	5.2%	0.0%	1,053
Industrial	624,908	28.4%	37.1%	857
Office	374,353	17.0%	25.2%	988
Retail	272,036	12.4%	11.8%	1,188
Medical	142,742	6.5%	38.1%	1,854
Secured by Farmland	161,888	7.4%	100.0%	2,102
Other	289,590	13.2%	49.1%	1,154

	$2,198,723	100.0%	42.5%	875

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $48.3 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $170.2 million. These loans were purchased with average FICO scores predominantly ranging from 700 to over 800 and overall original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

As of December 31, 2010, the Company had $139.0 million in non-covered construction loans. This represents 4.11% of total non-covered loans outstanding of $3.38 billion. Of this $139.0 million in construction loans, approximately 12%, or $16.8 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $122.2 million, were related to commercial construction. The average balance of any single construction loan is approximately $3.0 million. Our construction loans are located throughout our marketplace as can be seen in the following table.

	December 31, 2010
	SFR & Multifamily
Non-Covered	Land
Construction Loans	Development		Construction		Total
	(Amounts in thousands)

Inland Empire	$93	2.6%	$—	0.0%	$93	0.6%
Los Angeles	—	0.0%	10,441	78.8%	10,441	62.0%
Central Valley	1,080	30.2%	265	2.0%	1,345	8.0%
San Diego	2,407	67.2%	2,541	19.2%	4,948	29.4%

	$3,580	100.0%	$13,247	100.0%	$16,827	100.0%

Total Non-Performing	$2,434	68.0%	$—	0.0%	$2,434	14.5%

	Commercial
	Land
	Development		Construction		Total

Inland Empire	$12,379	42.9%	$40,714	43.6%	$53,093	43.5%
Los Angeles	1,560	5.4%	32,104	34.4%	33,664	27.5%
Central Valley	7,923	27.5%	6,829	7.3%	14,752	12.1%
Other (includes out-of-state)	6,977	24.2%	13,667	14.7%	20,644	16.9%

	$28,839	100.0%	$93,314	100.0%	$122,153	100.0%

Total Non-Performing	$26,599	92.2%	$33,992	36.4%	$60,591	49.6%

Of the total SFR and multifamily loans, $9.9 million are for multifamily and the remainder represents single-family loans.

Covered Loans from the SJB Acquisition

These covered loans were acquired from SJB on October 16, 2009 and are subject to a loss sharing agreement with the FDIC, the terms of which provide that the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to $144.0 million with respect to covered assets, after a first loss amount of $26.7 million, which is assumed by the Bank. The FDIC will reimburse the Bank for 95% of losses and share in 95% of loss recoveries in excess of $144.0 million with respect to covered assets. The loss sharing agreement is in effect for 5 years for commercial loans and 10 years for single-family residential loans from the October 16, 2009 acquisition date and the loss recovery provisions are in effect for 8 and 10 years, respectively for commercial and single-family residential loans from the acquisition date.

The SJB loan portfolio included unfunded commitments for commercial lines or credit, construction draws and other lending activity. The total commitment outstanding as of the acquisition date is included under the shared-loss agreement. As such, any additional advances up to the total commitment outstanding at the time of acquisition are covered loans.

Covered loans acquired will continue to be subject to our credit review and monitoring. If deterioration is experienced subsequent to the October 16, 2009 acquisition fair value amount, such deterioration will be in our loan loss methodology and a provision for credit losses will be charged to earnings with a partially offsetting other operating income item reflecting the increase to the FDIC loss sharing asset.

The table below presents the distribution of our covered loans as of December 31, 2010 and 2009.

	December 31,		December 31,
Distribution of Loan Portfolio by Type (Covered Loans)	2010		2009
	(Amounts in thousands)

Commercial and Industrial	$39,587	8.1%	$61,802	9.4%
Real Estate
Construction	84,498	17.3%	136,065	20.8%
Commercial Real Estate	292,014	59.7%	357,140	54.4%
SFR Mortgage	5,858	1.2%	17,510	2.7%
Consumer, net of unearned discount	10,624	2.2%	11,066	1.7%
Municipal Lease Finance Receivables	576	0.1%	983	0.2%
Dairy, Livestock and Agribusiness	55,618	11.4%	70,493	10.8%

Gross Loans	488,775	100.0%	655,059	100.0%

Less:
Purchased accounting discount	114,763		184,419
Deferred Loan Fees	0		6

Net Valuation of Loans	$374,012		$470,634

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•	estimate of the remaining life of acquired loans which may change the amount of future interest income;

•	estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for acquired loans with variable rates of interest.

Non-Covered and Covered Loans

Table 5 provides the maturity distribution for commercial and industrial loans, real estate construction loans and dairy and livestock/agribusiness loans as of December 31, 2010. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to re-pricing opportunities or rate sensitivity. The following table includes both covered and non-covered loans.

TABLE 5 — Loan Maturities and Interest Rate Category at December 31, 2010

		After One
		But
	Within	Within	After
	One Year	Five Years	Five Years	Total
	(Amounts in thousands)

Types of Loans:
Commercial and industrial	$200,173	$125,416	$174,397	$499,986
Commercial Real Estate	173,076	595,342	1,503,852	2,272,270
Construction	174,412	34,907	14,159	223,478
Dairy and Livestock/Agribusiness	390,528	18,842	24,077	433,447
Other	27,353	58,399	353,054	438,806

	$965,542	$832,906	$2,069,539	$3,867,987

Amount of Loans based upon:
Fixed Rates	$48,957	$353,694	$961,904	$1,364,555
Floating or adjustable rates	916,585	479,212	1,107,635	2,503,432

	$965,542	$832,906	$2,069,539	$3,867,987

As a normal practice in extending credit for commercial and industrial purposes, we may accept trust deeds on real property as collateral. In some cases, when the primary source of repayment for the loan is anticipated to come from the cash flow from normal operations of the borrower, real property as collateral is not the primary source of repayment but has been taken as an abundance of caution. In these cases, the real property is considered a secondary source of repayment for the loan. Since we lend primarily in Southern and Central California, our real estate loan collateral is concentrated in this region. At December 31, 2010, substantially all of our loans secured by real estate were collateralized by properties located in California. This concentration is considered when determining the adequacy of our allowance for credit losses.

Non-Performing Assets (Non-Covered)

The following table provides information on non-covered non-performing assets at the dates indicated.

TABLE 6 — Non-Performing Assets, Non-Covered

	December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Nonaccrual loans	$84,050	$68,762	$17,684	$1,435	$—
Restructured loans (non-performing)	72,970	1,017	—	—	—
Other real estate owned (OREO)	5,290	3,936	6,565	—	—

Total nonperforming assets	$162,310	$73,715	$24,249	$1,435	$—

Restructured performing loans	$13,274	$2,500	$2,500	$—	$—

Percentage of nonperforming assets to total non-covered loans outstanding & OREO	4.80%	2.04%	0.65%	0.04%	0.00%

Percentage of nonperforming assets to total assets	2.52%	1.09%	0.36%	0.02%	0.00%

Non-covered non-performing assets include OREO, non-accrual loans, and loans 90 days or more past due and still accruing interest (see “Risk Management — Credit Risk” herein). Loans are put on non-accrual after 90 days of non-performance. They can also be put on non-accrual if, in the judgment of management, the collectability is doubtful. All accrued and unpaid interest is reversed. The Bank allocates specific reserves which are included in the allowance for credit losses for expected losses on non-accrual loans. There were no loans greater than 90 days past due still accruing. At December 31, 2010, we had $162.3 million in non-covered, non-performing assets, an increase of $88.6 million, when compared to non-covered, non-performing assets of $73.7 million at December 31, 2009. The increase is primarily due to our largest borrowing relationship totaling $46.8 million and $41.8 million primarily representing other commercial real estate and commercial construction loans.

At December 31, 2010, we had loans with a balance of $170.3 million classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan agreement. Impaired loans include non-accrual loans of $157.0 million and five performing restructured loans with a balance of $13.3 million as of December 31, 2010. A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition and a concession has been provided to the borrower. A performing restructured loan is reasonably assured of repayment, is performing according to the modified terms and the restructured loan is well secured. At December 31, 2009 we had loans with a balance of $72.3 million classified as impaired, representing non-accrual loans of $68.8 million, non-performing restructured loans of $1.0 million, and one performing restructured loan of $2.5 million.

At December 31, 2010, we held $5.3 million in non-covered OREO compared to $3.9 million as of December 31, 2009, an increase of $1.4 million. This was primarily due to the sale of $11.5 million in OREO during 2010 and write-downs of OREO of $4.1 million offset by a transfer in of $17.0 million from non-performing loans during 2010. At December 31, 2010, we held $11.3 million in covered OREO compared to $5.6 million as of December 31, 2009, an increase of $5.7 million. This was primarily due to the sale of $5.5 million in covered OREO during 2010 and write-downs of covered OREO of $1.9 million, offset by a transfer in of $13.1 million from covered loans during 2010.

At December 31, 2009, we held $3.9 million in non-covered OREO compared to $6.6 million as of December 31, 2008, a decrease of $2.7 million. This was primarily due to the sale of $13.4 million in OREO during 2009 offset by a transfer of $11.7 million from non-performing loans during 2009. The Bank incurred expenses of $1.2 million related to the holding of OREO in 2009.

Non-Performing Assets and Delinquencies (Non-Covered)

The table below provides trends in our non-performing assets and delinquencies during 2010 for total, covered and non-covered loans.

Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)
(Dollars in thousands)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009

Non-Performing Loans
Residential Construction and Land	$4,090	$5,085	$2,789	$2,855	$13,843
Commercial Construction	60,591	71,428	39,114	31,216	23,832
Residential Mortgage	17,800	14,543	12,638	13,726	11,787
Commercial Real Estate	64,859	56,330	20,639	22,041	17,129
Commercial and Industrial	3,936	6,067	7,527	6,879	3,173
Dairy & Livestock	5,207	5,176	—	—	—
Consumer	537	242	143	123	15

Total	$157,020	$158,871	$82,850	$76,840	$69,779

% of Total Non-Covered Loans	4.65%	4.65%	2.36%	2.19%	1.93%
Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	—	—	9,093	8,143	—
Residential Mortgage	2,597	2,779	2,552	3,746	4,921
Commercial Real Estate	3,194	1,234	1,966	3,286	2,407
Commercial and Industrial	3,320	2,333	634	2,714	2,973
Dairy & Livestock	—	1,406	—	—	—
Consumer	29	494	139	28	239

Total	$9,140	$8,246	$14,384	$17,917	$10,540

% of Total Non-Covered Loans	0.27%	0.24%	0.41%	0.51%	0.29%
OREO
Residential Construction and Land	$—	$11,113	$11,113	$11,113	$—
Commercial Construction	2,708	2,709	—	—	—
Commercial Real Estate	2,582	3,220	3,220	3,746	3,936
Commercial and Industrial	—	—	668	—	—
Residential Mortgage	—	345	—	319	—
Consumer	—	—	—	—	—

Total	$5,290	$17,387	$15,001	$15,178	$3,936

Total Non-Performing, Past Due & OREO	$171,450	$184,504	$112,235	$109,935	$84,255

% of Total Non-Covered Loans	5.08%	5.40%	3.20%	3.13%	2.33%

We had $157.0 million in non-performing, non-covered loans, or 4.65% of total non-covered loans at December 31, 2010. This compares to $158.9 million in non-performing loans at September 30, 2010, $82.9 million in non-performing loans at June 30, 2010, $76.8 million in non-performing loans at March 31, 2010, and $69.8 million in non-performing loans at December 31, 2009. At December 31, 2010, non-performing loans consist of $4.1 million in residential real estate construction and land loans, $60.6 million in commercial construction loans, $17.8 million in single-family mortgage loans, $64.9 million in commercial real estate loans, $5.2 million in dairy, livestock and agribusiness loans, $3.9 million in other commercial loans and $537,000 in consumer loans.

Loans acquired through the SJB acquisition, which are contractually past due, are considered accruing and performing as the loans accrete interest income from the purchase accounting discount over the estimated life of the loan when cash flows are reasonably estimable. We have $132.4 million in gross loans acquired from SJB which are contractually past due and would normally be reported as nonaccrual. These loans have a carrying value, net of purchase discount, of $53.1 million. We have loans acquired from SJB delinquent 30-89 days with a gross balance of $661,000 and carrying value, net of purchase discount, of $79,000.

The economic downturn has had an impact on our market area and on our loan portfolio. The dairy industry and the commercial real estate industry are under stress. We continually monitor these conditions in determining our estimates of needed reserves. We can anticipate that there will be some losses in the loan portfolio given the current state of the economy. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management — Credit Risk” herein.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and deposits from these customers are crucial elements in the performance of the Company.

We reported total deposits of $4.52 billion at December 31, 2010. This represented an increase of $80.2 million, or 1.81%, over total deposits of $4.44 billion at December 31, 2009. This increase was due to organic growth primarily from our Specialty Banking Group and Commercial Banking Centers. The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2010, 2009 and 2008 in the table below.

	Year Ended December 31,
	2010		2009		2008
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Amount in thousands)

Non-interest bearing deposits
Demand deposits	$1,669,611	—	$1,431,204	—	$1,268,548	—
Interest bearing deposits
Investment Checking	427,016	0.27%	403,092	0.41%	341,254	0.73%
Money Market	1,015,396	0.72%	816,199	0.98%	780,997	1.71%
Savings	256,216	0.58%	147,065	0.49%	116,559	0.47%
Time deposits	1,188,878	0.70%	1,195,378	1.22%	769,827	2.52%

Total deposits	$4,557,117		$3,992,938		$3,277,185

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Non-interest-bearing deposits represented 37.65% of total deposits as of December 31, 2010 and 35.19% of total deposits as of December 31, 2009. Non-interest-bearing demand deposits totaled $1.70 billion at December 31, 2010. This represented an increase of $139.5 million, or 8.93%, over total non-interest-bearing demand deposits of $1.56 billion at December 31, 2009.

Table 7 provides the remaining maturities of large denomination ($100,000 or more) time deposits, including public funds, at December 31, 2010.

Table 7 — Maturity Distribution of Large Denomination Time Deposits

(Amount in thousands)

3 months or less	$669,224
Over 3 months through 6 months	216,311
Over 6 months through 12 months	73,023
Over 12 months	13,849

Total	$972,407

Other Borrowed Funds

To achieve the desired growth in earning assets we fund that growth through the sourcing of funds. The first source of funds we pursue is non-interest-bearing deposits (the lowest cost of funds to the Company), next we pursue growth in interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Borrowed funds, as a percent of total funding (total deposits plus demand notes plus borrowed funds), was 19.51% at December 31, 2010, as compared to 25.14% at December 31, 2009.

At December 31, 2010, borrowed funds totaled $1.10 billion. This represented a decrease of $393.2 million, or 26.38%, from total borrowed funds of $1.49 billion at December 31, 2009. As a result of the increase in deposits of $80.2 million and net decrease in investment securities of $317.6 million, it was possible for us to reduce our reliance on borrowings. During 2010, we prepaid a $250.0 million structured repurchase agreement with an interest rate of 4.95% and a $100.0 million FHLB advance with an interest rate of 3.21%. These transactions resulted in an $18.7 million prepayment charge recorded in other operating expense. In addition, a $100 million FHLB advance matured and was not replaced.

During 2009, we restructured a $300 million advance by paying-off $100 million and extended the maturity of $200 million for seven years at a 4.52% fixed rate. Imbedded in this fixed rate is a rate cap protecting an additional $200 million of interest rate risk. We also prepaid another $100 million advance. The prepayment penalty for the two $100 million advances was $4.4 million, which was recognized in other operating expenses. The prepayment penalty on the $200 million restructured advance was $1.9 million and will be amortized to interest expense over the next seven years. The maximum outstanding borrowings at any month-end were $1.55 billion during 2010 and $2.34 billion during 2009.

We have borrowing agreements with the Federal Home Loan Bank (FHLB). As of December 31, 2010 we had $548.4 million under these agreements and $748.1 million as of December 31, 2009. FHLB held certain investment securities and loans of the Bank as collateral for those borrowings.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2010 and 2009, total funds borrowed under these agreements were $542.2 million and $485.1 million, respectively.

The following table summarizes these borrowings:

	Repurchase	FHLB
	Agreements	Borrowings
	(Dollars in thousands)

At December 31, 2010
Amount outstanding	$542,188	$548,390
Weighted-average interest rate	0.55%	3.71%
For the year ended December 31, 2010
Highest amount at month-end	$594,661	$998,141
Daily-average amount outstanding	$567,980	$790,590
Weighted-average interest rate	0.78%	4.02%
At December 31, 2009
Amount outstanding	$485,132	$998,118
Weighted-average interest rate	0.95%	3.81%
For the year ended December 31, 2009
Highest amount at month-end	$485,132	$1,857,000
Daily-average amount outstanding	$440,248	$1,358,365
Weighted-average interest rate	1.07%	4.03%

The Bank acquired subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in borrowings in Item 15 — Exhibits and Financial Statement Schedules. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Amounts in thousands)

Deposits	$4,518,828	$4,500,000	$13,596	$1,665	$3,567
Customer Repurchase Agreements	542,188	542,188	—	—	—
FHLB and Other Borrowings	555,307	1,917	100,000	250,000	203,390
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,221	812	1,601	1,487	5,321
Operating Leases	25,366	5,767	8,737	5,402	5,460
Advertising Agreements	9,061	1,551	2,979	1,844	2,687

Total	$5,775,026	$5,052,235	$126,913	$260,398	$335,480

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities.

FHLB Borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts that are due to overnight Federal funds purchases and Treasury Tax &Loan.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II matures in 2034 and becomes callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of December 31, 2010.

Deferred compensation represents the amounts that are due to former employees’ based on salary continuation agreements as a result of acquisitions and amounts due to current employees under our deferred compensation plans.

Operating leases represent the total minimum lease payments due under non-cancelable operating leases.

Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2010:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	( Amounts in thousands )

Commitment to extend credit	$570,129	$440,413	$55,513	$17,632	$56,571
Obligations under letters of credit	70,405	55,821	14,384	200	—

Total	$640,534	$496,234	$69,897	$17,832	$56,571

At December 31, 2010, we had commitments to extend credit of approximately $570.1 million, obligations under letters of credit of $70.4 million and available lines of credit totaling $298.0 billion from certain financial institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $10.5 million as of December 31, 2010 and $7.9 million as of December 31, 2009 included in other liabilities.

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

The bank enters into interest rate swaps with customers who have variable rate loans to effectively convert their loans to a fixed rate obligation. The bank enters into offsetting interest rate swaps with a counterparty bank to pass on the interest-rate risk associated with fixed rate loans. As of December 31, 2010, the total notional amount of the Bank’s Swaps was $165.4 million.

Liquidity and Cash Flow

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands arising from daily operations, which include funding of security purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by the management Liquidity Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Bank, including adequate cash flows for off-balance sheet commitments.

Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loans to deposit ratio the less liquid are the Bank’s assets. For 2010, the Bank’s loan to deposit ratio averaged 85.69%, compared to an average ratio of 93.55% for 2009 and 107.00% for 2008. The Bank’s ratio of loans to deposits and customer repurchases averaged 76.19% for 2010, 84.26% for 2009, and 96.24% for 2008.

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

At December 31, 2010, approximately $114.4 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. See “Item 1. Business — Regulation and Supervision - Dividends” As of December 31, 2010, neither the Bank nor CVB had any material commitments for capital expenditures.

For the Bank, sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $102.9 million for 2010, $66.7 million for 2009, and $84.1 million for 2008. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to the decrease in interest paid, cash paid to vendors and employees, and income taxes paid, offset by lower interest and dividends received.

Cash provided by investing activities totaled $550.4 million for 2010, compared to cash provided by investing activities of $561.8 million for 2009 and $333.9 million used in investing activities for 2008. The decrease in cash provided by investing activities in 2010 and 2009 was primarily due to the sales, repayment and maturities of investment securities and decrease in loans, offset by purchases of investment securities.

Net cash used in financing activities totaled $352.3 million and $620.5 million for 2010 and 2009, respectively, compared to funds provided by financing activities of $255.6 million in 2008. The decrease in net cash used in financing activities during 2010 was primarily the result of repayments of FHLB advances and decreases in other borrowings as well as fluctuations in various deposit accounts.

At December 31, 2010, cash and cash equivalents totaled $404.2 million. This represented an increase of $301.0 million, or 291.5%, over a total of $103.3 million at December 31, 2009.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Directors analysis of our capital needs (including any capital needs arising out of our financial condition and results of operations or from any acquisitions we may make) and the input of our regulators, we could decide or, our regulators could require us, to raise additional capital.

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

Total stockholders’ equity was $643.9 million at December 31, 2010. This represented an increase of $5.63 million, or 0.88%, over total stockholders’ equity of $638.2 million at December 31, 2009. The increase in 2010 resulted primarily from $62.9 million in net earnings, less a $36.1 million common stock dividend paid and a $20.2 million reduction in other comprehensive income, net of tax, resulting from the change in fair value of our investment securities portfolio in a rising interest rate environment. The increase in 2009 resulted primarily from $65.4 million in net earnings less $12.3 million in preferred stock dividends paid and discount amortization, and a $32.2 million common stock dividend. There were no preferred stock dividends in 2010.

For further information about our capital ratios, see “Item 1. Business — Capital Standards.”

During 2010, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.34 per share for the full year totaling $36.1 million in the aggregate. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB.

RISK MANAGEMENT

We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, counterparty risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company.

Credit Risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, letters of credit and interest rate swaps.

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

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, such as other sections of the United States, Asia, Latin America, Europe and the Middle East,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values

•	loan volumes and concentrations,

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s external credit examiners.

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

Allowance for Credit Losses on Non-Covered Loans

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The allowance for credit losses is also increased by recoveries on loans previously charged-off and reduced by actual loan losses charged to the allowance. We recorded a provision for credit losses of $61.2 million, $80.5 million and $26.6 million for 2010, 2009 and 2008, respectively.

At December 31, 2010, we reported an allowance for credit losses of $105.3 million. This represents a decrease of $3.6 million, or 3.36%, from the allowance for credit losses of $108.9 million at December 31, 2009. During 2010, we recorded net charge-offs of $64.9 million. The slight decrease in allowance during 2010 was due to a decrease in loans from 2009 to 2010 as compared from 2008 to 2009. (See Table 8 — Summary of Credit Loss Experience.)

For 2010, total loans charged-off were $65.5 million, offset by the recoveries of loans previously charged-off of $659,000 resulting in net charge-offs of $64.9 million. For 2009, total loans charged-off were $26.3 million, offset by the recoveries of loans previously charged-off of $803,000 resulting in net charge-offs of $25.5 million.

In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. The Company recorded an increase of $2.6 million and $3.7 million in the reserve for undisbursed commitments for 2010 and 2009, respectively. As of December 31, 2010, the balance in this reserve was $10.5 million compared to a balance of $7.9 million as of December 31, 2009. The increase in provision for unfunded commitments was primarily due to an increase in loan commitments and more specifically, an increase in undisbursed classified credits.

Table 8 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for each of the years indicated. The table below provides information on non-covered loans only because there was no allowance on covered loans as of December 31, 2010. In 2010, there was $370,000 in net charge-offs for loans in excess of the amount originally expected in the fair value of the loans at acquisition, resulting in a $370,000 provision for credit losses on the covered SJB loans. An offsetting adjustment was recorded to the FDIC loss-sharing asset based on the appropriate loss-sharing percentage.

TABLE 8 — Summary of Credit Loss Experience

	As of and for Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Amount of Total Loans at End of Period(1)	$3,373,728	$3,608,379	$3,736,838	$3,495,144	$3,070,196

Average Total Loans Outstanding(1)	$3,485,836	$3,735,339	$3,506,510	$3,226,086	$2,811,782

Allowance for Credit Losses at Beginning of Period	$108,924	$53,960	$33,049	$27,737	$23,204

Loans Charged-Off:
Real Estate	57,539	21,602	4,690	1,748	—
Commercial and Industrial	7,386	4,141	626	127	90
Lease Finance Receivables	13	294	410	182	79
Consumer Loans	585	302	311	41	31

Total Loans Charged-Off	65,523	26,339	6,037	2,098	200

Recoveries:
Real Estate Loans	325	471	192	82	1,140
Commercial and Industrial	257	96	24	465	400
Lease Finance Receivables	—	202	48	148	82
Consumer Loans	76	34	84	44	111

Total Loans Recovered	658	803	348	739	1,733

Net Loans Charged-Off (Recovered)	64,865	25,536	5,689	1,359	(1,533)

Provision Charged to Operating Expense	61,200	80,500	26,600	4,000	3,000

Adjustments Incident to Mergers and Reclassifications	—	—	—	2,671	—

Allowance for Credit Losses at End of period	$105,259	$108,924	$53,960	$33,049	$27,737

Net Loans Charged-Off (Recovered) to Average Total Loans	1.86%	0.68%	0.16%	0.04%	(0.05)%
Net Loans Charged-Off (Recovered) to Total Loans at End of Period	1.92%	0.71%	0.15%	0.04%	(0.05)%
Allowance for Credit Losses to Average Total Loans	3.02%	2.92%	1.54%	1.02%	0.99%
Allowance for Credit Losses to Total Loans at End of Period	3.12%	3.02%	1.44%	0.95%	0.90%
Allowance for Credit Losses to Non-Covered Non-Accrual Loans	67.04%	156.10%	305.13%	2.303%	—
Net Loans Charged-Off (Recovered) to Allowance for Credit Losses	61.62%	23.44%	10.54%	4.11%	(5.53)%
Net Loans Charged-Off (Recovered) to Provision for Credit Losses	105.99%	31.72%	21.39%	33.98%	(51.10)%

(1)	Net of deferred loan origination fees.

During 2010, we charged-off $34.1 million related to loans to our largest borrower.

While we believe that the allowance at December 31, 2010, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

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

Table 9 — Allocation of Allowance for Credit Losses
(Non-Covered Loans)

	December 31,
	2010		2009		2008		2007		2006
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	for	Loans	for	Loans	for	Loans in	for	Loans in	for	Loans in
	Credit	in Each	Credit	in Each	Credit	Each	Credit	Each	Credit	Each
	Losses	Category	Losses	Category	Losses	Category	Losses	Category	Losses	Category
				( amounts in thousands )

Real Estate	$43,529	65.0%	$42,215	62.4%	$16,463	60.8%	$9,028	61.9%	$8,232	62.5%
Construction	10,188	4.1%	21,222	7.3%	19,491	9.4%	7,828	8.8%	4,320	9.7%
Commercial and Industrial	11,472	14.2%	7,530	12.3%	17,271	28.0%	15,266	27.6%	14,568	26.0%
Muni lease finance	2,172	3.8%	1,724	4.4%
Dairy, livestock, agribusiness	36,061	11.2%	31,051	11.7%
Consumer	1,034	1.7%	1,004	1.9%	735	1.8%	506	1.7%	297	1.8%
Unallocated	803		4,178		—		421		320

Total	$105,259	100.0%	$108,924	100.0%	$53,960	100.0%	$33,049	100.0%	$27,737	100.0%

Market Risk

In the normal course of its business activities, we are exposed to market risks, including price and liquidity risk. Market risk is the potential for loss from adverse changes in market rates and prices, such as interest rates (interest rate risk). Liquidity risk arises from the possibility that we may not be able to satisfy current or future commitments or that we may be more reliant on alternative funding sources such as long-term debt. Financial products that expose us to market risk include securities, loans, deposits, debt, and derivative financial instruments.

The table below provides the actual balances as of December 31, 2010 of interest-earning assets (net of deferred loan fees and allowance for credit losses) and interest-bearing liabilities, including the average rate earned or paid for 2010, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31,	Average					Five Years	Estimated
	2010	Rate	One Year	Two Years	Three Years	Four Years	and Beyond	Fair Value
	(Amounts in thousands)

Interest-Earning Assets
Investment securities available for sale(1)	$1,791,558	3.25%	$155,167	$157,087	$220,621	$464,973	$793,710	$1,791,558
Investment securities held-to-maturity	3,143	6.32%	—	—	—	—	3,143	3,143
FHLB Stock	86,744	0.35%	—	—	—	—	86,744	86,744
Interest-bearing deposits with other institutions	100,417	1.75%	100,417	—	—	—	—	100,417
Loans held-for-sale	2,954	1.75%	2,954	—	—	—	—	2,954
Loans and lease finance receivables, net	3,642,481	5.26%	765,787	149,198	184,779	194,486	2,348,231	3,729,296

Total interest earning assets	$5,627,297		$1,024,325	$306,285	$405,400	$659,459	$3,231,828	$5,714,112

Interest-Bearing Liabilities
Interest-bearing deposits	$2,817,305	0.63%	$2,798,477	$13,596	$1,492	$172	$3,567	2,818,390
Demand note to U.S. Treasury	1,917	0.00%	1,917	—	—	—	—	1,917
Borrowings	1,095,578	2.65%	542,188	—	100,000	—	453,390	1,128,562
Junior subordinated debentures	115,055	2.92%	—	—	—	—	115,055	115,823

Total interest-bearing liabilities	$4,029,855		$3,342,582	$13,596	$101,492	$172	$572,012	$4,064,692

(1)	These include mortgage-backed securities which generally prepay before maturity.

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

TABLE 10 — Asset and Liability Maturity/Repricing Gap

		Over 90	Over 180
	90 Days	Days to	Days to	Over
2010	or Less	180 Days	365 Days	365 days	Total
	(Amounts in thousands)

Earning Assets:
Interest-bearing deposits with other institution	$100,417	$—	$—	$—	$100,417
Investment Securities at carrying value	106,847	82,997	157,443	1,447,414	1,794,701
Loans held for sale	2,954	—	—	—	2,954
Gross Loans	1,216,058	166,249	261,466	2,224,214	3,867,987

Total	$1,426,276	$249,246	$418,909	$3,671,628	$5,766,059
Interest Bearing Liabilities
Savings Deposits	$1,098,614	$—	$—	$628,818	$1,727,432
Time Deposits	726,633	199,021	145,065	19,154	1,089,873
Demand Note to U.S. Treasury	1,917	—	—	—	1,917
Other Borrowings	547,188	—	—	548,390	1,095,578
Junior subordinated debentures	115,055	—	—	—	115,055

Total	$2,489,407	$199,021	$145,065	$1,196,362	$4,029,855

Period GAP	$(1,063,131)	$50,225	$273,844	$2,475,266	$1,736,204

Cumulative GAP	$(1,063,131)	$(1,012,906)	$(739,062)	$1,736,204

		Over 90	Over 180
	90 Days	Days to	Days to	Over
2009	or Less	180 Days	365 Days	365 Days	Total
	(Amounts in thousands)

Earning Assets:
Interest-bearing deposits with other institution	$1,226	$—	$—	$—	$1,226
Investment Securities at carrying value	109,733	95,245	182,462	1,724,861	2,112,301
Loans held for sale	1,439				1,439
Gross Loans	1,535,697	204,711	346,503	2,183,064	4,269,975

Total	$1,648,095	$299,956	$528,965	$3,907,925	$6,384,941
Interest Bearing Liabilities
Savings Deposits	$962,254	$—	$—	$720,161	$1,682,415
Time Deposits	817,628	215,991	147,700	12,939	1,194,258
Demand Note to U.S. Treasury	2,425	—	—	—	2,425
Other Borrowings	590,132	—	—	898,118	1,488,250
Junior subordinated debentures	115,055	—	—	—	115,055

Total	2,487,494	$215,991	$147,700	$1,631,218	$4,482,403

Period GAP	$(839,399)	$83,965	$381,265	$2,276,707	$1,902,538

Cumulative GAP	$(839,399)	$(755,434)	$(374,169)	$1,902,538

Table 10 provides the Bank’s maturity/re-pricing gap analysis at December 31, 2010, and 2009. We had a negative cumulative 180-day gap of $1.01 billion and a negative cumulative 365-days gap of $739.1 million at

December 31, 2010. This represented an increase of $257.5 million, over the 180-day cumulative negative gap of $755.4 million at December 31, 2009. In theory, this would indicate that at December 31, 2010, $1.0 billion more in liabilities than assets would re-price if there were a change in interest rates over the next 180 days. If interest rates increase, the negative gap would tend to result in a lower net interest margin. If interest rates decrease, the negative gap would tend to result in an increase in the net interest margin. However, we do have the ability to anticipate the increase in deposit rates, and the ability to extend interest-bearing liabilities, offsetting, in part, the negative gap.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid on deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between re-pricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a negative gap at December 31, 2010 for changes within the following 365 days does not necessarily indicate that, if interest rates decreased, net interest income would increase, or if interest rates increased, net interest income would decrease.

Approximately $1.1 billion, or 60%, of the total investment portfolio at December 31, 2010 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting, as lesser amounts would be available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over rolling two-year and five-year horizons.

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

The following reflects our net interest income sensitivity analysis as of December 31, 2010:

Estimated Net
Interest Income
Simulated Rate Changes	Sensitivity

+ 200 basis points	(2.49)%
− 100 basis points	0.90%

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

In general, liquidity risk is managed daily by controlling the level of fed funds and the use of funds provided by the cash flow from the investment portfolio, loan demand and deposit fluctuations. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the FRB. The sale of bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

Management has a Liquidity Committee that meets monthly. The Committee analyzes the cashflows from loans, investments, deposits and borrowings. On a quarterly basis, projected cash flows are analyzed and stressed to determine potential liquidity issues. A contingency plan contains the steps the Company would take to mitigate a liquidity crisis. Results of the cash flows are reported to the Balance Sheet Management Committee on a quarterly basis.

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	Most of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXII or above.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A or greater.

•	We have $298.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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

In general, transaction risk is defined as high, medium or low by the internal auditors during the audit process. The audit plan ensures that high risk areas are reviewed at least annually. We have an internal auditor who audits transaction risks. In addition, we utilize third party firms for data processing, compliance and loan audits.

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

Our Risk Management Policy and Program and the Code of Ethical Conduct are the cornerstone for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer is responsible for ensuring that each associate receives adequate training with regard to their position to ensure that laws and regulations are not violated. All associates who deal in compliance high risk areas are trained to be knowledgeable about the level and severity of exposure in those areas and the policies and procedures in place to control such exposure.

Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by an independent external firm and the other is periodic monitoring performed by the Risk Management Division.

The Bank utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The external firm’s audit plan includes a periodic review of branches and departments of the Bank.

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

1)	Management’s Report on Internal Control over Financial Reporting

Management of CVB Financial Corp., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2010.

2)	Auditor attestation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVB Financial Corp.:

We have audited CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CVB Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
March 1, 2011

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

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The following table summarizes information as of December 31, 2010 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders	2,948,516	$10.42	1,835,991
Equity compensation plans not approved by security holders	—	—	—

Total	2,948,516	$10.42	1,835,991

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions with management and others and information regarding director independence is incorporated by reference from the section entitled “Executive Compensation — Certain Relationships and Related Transactions” and “Director Independence” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Financial Statements

Reference is made to the Index to Financial Statements at page 74 for a list of financial statements filed as part of this Report.

Exhibits

See Index to Exhibits at Page 126 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2010.

CVB FINANCIAL CORP.

By:	/s/ CHRISTOPHER D. MYERS
Christopher D. Myers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BORBA George A. Borba	Chairman of the Board	March 1, 2011

/s/ JOHN A. BORBA John A. Borba	Director	March 1, 2011

/s/ RONALD O. KRUSE Ronald O. Kruse	Vice Chairman	March 1, 2011

/s/ ROBERT M. JACOBY Robert M. Jacoby	Director	March 1, 2011

/s/ JAMES C. SELEY James C. Seley	Director	March 1, 2011

/s/ SAN E. VACCARO San E. Vaccaro	Director	March 1, 2011

/s/ D. LINN WILEY D. Linn Wiley	Vice Chairman	March 1, 2011

/s/ CHRISTOPHER D. MYERS Christopher D. Myers	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ EDWARD J. BIEBRICH, JR. Edward J. Biebrich, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Amounts in thousands)

ASSETS
Cash and due from banks	$354,048	$103,254
Interest-bearing balances due from depository institutions	50,227	—

Total cash and cash equivalents	404,275	103,254
Interest-bearing balances due from depository institutions	50,190	1,226
Investment securities available-for-sale	1,791,558	2,108,463
Investment securities held-to-maturity	3,143	3,838
Investment in stock of Federal Home Loan Bank (FHLB)	86,744	97,582
Loans held-for-sale	2,954	1,439
Loans and lease finance receivables	3,747,740	4,079,013
Allowance for credit losses	(105,259)	(108,924)

Net Loans and lease finance receivables	3,642,481	3,970,089

Premises and equipment, net	40,921	41,444
Bank owned life insurance	112,901	109,480
Accrued interest receivable	23,647	28,672
Intangibles	9,029	12,761
Goodwill	55,097	55,097
FDIC loss sharing asset	101,461	133,258
Other assets	112,290	73,166

TOTAL ASSETS	$6,436,691	$6,739,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,701,523	$1,561,981
Interest-bearing	2,817,305	2,876,673

Total deposits	4,518,828	4,438,654
Demand Note to U.S. Treasury	1,917	2,425
Customer repurchase agreements	542,188	485,132
Repurchase agreements	—	250,000
Borrowings	553,390	753,118
Accrued interest payable	4,985	6,481
Deferred compensation	9,221	9,166
Junior subordinated debentures	115,055	115,055
Other liabilities	47,252	41,510

TOTAL LIABILITIES	5,792,836	6,101,541

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,075,576 (2010) and 106,263,511 (2009)	490,226	491,226
Retained earnings	147,444	120,612
Accumulated other comprehensive income, net of tax	6,185	26,390

Total stockholders’ equity	643,855	638,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,436,691	$6,739,769

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Years Ended December 31, 2010

	2010	2009	2008
	(Amounts in thousands, except earnings per share)

INTEREST INCOME:
Loans held-for-sale	$54	$5	$—
Loans and leases, including fees	213,932	206,074	212,626
Accelerated accretion on acquired loans	26,740	—	—

Loans, including fees	240,726	206,079	212,626

Investment securities:
Taxable	49,720	76,798	86,930
Tax-advantaged	25,394	27,329	28,371

	75,114	104,127	115,301

Dividends from FHLB	324	195	4,552
Federal funds sold	868	343	15
Interest-bearing deposits with other institutions	257	15	24

Total interest income	317,289	310,759	332,518

INTEREST EXPENSE:
Deposits	18,253	24,956	35,801
Borrowings	36,354	59,572	96,035
Junior subordinated debentures	3,365	3,967	7,003

Total interest expense	57,972	88,495	138,839

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	259,317	222,264	193,679
PROVISION FOR CREDIT LOSSES	61,200	80,500	26,600

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	198,117	141,764	167,079

OTHER OPERATING INCOME:
Impairment loss on investment securities	(317)	(1,994)	—
Less: Noncredit-related impairment loss recorded in other comprehensive income	(587)	1,671	—

Net impairment loss on investment securities recognized in earnings	(904)	(323)	—
Service charges on deposit accounts	16,745	14,889	15,228
CitizensTrust fees	8,363	6,657	7,926
Bankcard services	2,776	2,338	2,329
BOLI Income	3,125	2,792	5,000
Gain on sale of securities, net	38,900	28,446	—
Reduction in SJB loss sharing asset, net	(15,856)	—	—
Gain from SJB acquisition	—	21,122	—
Other	3,965	5,150	3,974

Total other operating income	57,114	81,071	34,457

OTHER OPERATING EXPENSES:
Salaries and employee benefits	69,419	62,985	61,271
Occupancy	12,127	11,649	11,813
Equipment	7,221	6,712	7,162
Stationery and supplies	4,965	4,509	4,622
Software licenses and maintenance	5,031	2,320	2,291
Professional services	13,308	6,965	6,519
Promotion	6,084	6,528	6,882
Amortization of Intangibles	3,732	3,163	3,591
Provision for unfunded commitments	2,600	3,750	1,300
OREO expense	7,490	1,211	89
Prepayment penalties on borrowings	18,663	4,402	—
Other	17,852	19,392	10,248

Total other operating expenses	168,492	133,586	115,788

EARNINGS BEFORE INCOME TAXES	86,739	89,249	85,748
INCOME TAXES	23,804	23,830	22,675

NET EARNINGS	$62,935	$65,419	$63,073
PREFERRED STOCK DIVIDENDS AND OTHER REDUCTIONS	217	12,942	75

NET EARNINGS ALLOCATED TO COMMON SHAREHOLDERS	$62,718	$52,477	$62,998

COMPREHENSIVE INCOME	$42,730	$63,078	$87,674

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.56	$0.75

DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.56	$0.75

CASH DIVIDENDS PER COMMON SHARE	$0.34	$0.34	$0.34

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2010

					Accumulated
	Common				Other
	Shares	Preferred	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Stock	Earnings	Income/(Loss)	Income	Total
	(Amounts and shares in thousands)

Balance January 1, 2008	83,165	$—	$354,249	$66,569	$4,130		$424,948
Issuance of preferred stock		121,508					121,508
Exercise of stock options	105		606				606
Issuance of Warrants			8,592				8,592
Repurchase of common stock	(71)		(650)				(650)
Tax benefit from exercise of stock options			172				172
Stock-based Compensation Expense	71		1,500				1,500
Adoption of EITF 06-4 Split Dollar
Life Insurance				(571)			(571)
Cash dividends declared:
Common ($0.34 per share)				(28,317)			(28,317)
Preferred				(570)			(570)
Comprehensive income:
Net earnings				63,073		$63,073	63,073
Other comprehensive income:
Unrealized gain on securities available-for-sale, net					24,601	24,601	24,601

Comprehensive income						$87,674

Balance December 31, 2008	83,270	$121,508	$364,469	$100,184	$28,731		$614,892
Repurchase of Preferred Stock		(130,000)					(130,000)
Amortization of preferred stock discount		8,492		(8,492)			—
Warrant repurchase			(1,307)				(1,307)
Issuance of Common Stock	22,655		126,056				126,056
Exercise of stock options	56		280				280
Tax benefit from exercise of stock options			62				62
Stock-based Compensation Expense	282		1,666				1,666
Cash dividends declared Common ($0.34 per share)				(32,228)			(32,228)
Preferred				(4,271)			(4,271)
Comprehensive income:
Net earnings				65,419		$65,419	65,419
Other comprehensive gain:
Unrealized loss on securities available-for-sale, net					(1,372)	(1,372)	(1,372)
Noncredit-related impairment loss on investment securities recorded in the current year, net					(969)	(969)	(969)

Comprehensive income						$63,078

Balance December 31, 2009	106,263	$—	$491,226	$120,612	$26,390		$638,228
Repurchase of common stock	(640)		(5,169)				(5,169)
Exercise of stock options	304		1,547				1,547
Tax benefit from exercise of stock options			425				425
Stock-based Compensation Expense	149		2,197				2,197
Cash dividends declared
Common ($0.34 per share)				(36,103)			(36,103)
Comprehensive income:
Net earnings				62,935		62,935	62,935
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net					(19,791)	(19,791)	(19,791)
Portion of impairment loss on investment securities reclassified in the current year, net					(414)	(414)	(414)

Comprehensive income						$42,730

Balance December 31, 2010	106,076	$—	$490,226	$147,444	$6,185		$643,855

	At December 31,
	2010	2009	2008

Disclosure of Reclassification Amount
Unrealized gain on securities arising during the period	$3,160	$24,086	$42,415
Tax benefit	(1,327)	(10,116)	(17,814)
Less:
Reclassification adjustment for net gain on securities included in net income	(37,996)	(28,123)	—
Add:
Tax expense on reclassification adjustments	15,958	11,812	—

Net unrealized gain (loss) on securities	$(20,205)	$(2,341)	$24,601

See accompanying notes to consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2010	2009	2008
	Amounts in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$300,013	$315,165	$329,911
Service charges and other fees received	35,430	31,375	34,301
Interest paid	(59,494)	(94,229)	(142,409)
Cash paid to vendors and employees	(129,771)	(137,436)	(107,252)
Income taxes paid	(43,313)	(48,201)	(30,446)

Net cash provided by operating activities	102,865	66,674	84,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of FHLB Stock	10,838	—	—
Proceeds from sales of investment securities	743,769	609,142	—
Proceeds from repayment of investment securities	315,100	361,588	333,050
Proceeds from maturity of investment securities	304,772	251,302	48,854
Purchases of investment securities held-to-maturity	—	—	(7,710)
Purchases of investment securities	(1,098,711)	(793,017)	(442,816)
Purchases of FHLB stock	—	—	(13,257)
Net decrease/(increase) in loans and lease finance receivables	265,009	107,350	(246,914)
Proceeds from sales of premises and equipment	240	342	229
Proceeds from sales of other real estate owned	16,460	13,859	—
Purchase of premises and equipment	(6,712)	(4,162)	(5,053)
Cash acquired in San Joaquin Bank acquisition	—	15,844	—
Other, net	(330)	(440)	(323)

Net cash provided by (used in) investing activities	550,435	561,808	(333,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in transaction deposits	184,559	388,869	(95,967)
Net (decrease)/increase in time deposits	(104,086)	11,702	239,775
Advances from Federal Home Loan Bank	—	200,000	450,000
Repayment of advances from Federal Home Loan Bank	(200,000)	(1,275,060)	(465,840)
Repayment of JP Morgan Repurchase Agreement	(250,000)	—	—
Repayment of advances from Federal Reserve Bank	—	(29,000)	—
Net (decrease)/increase in other borrowings	(508)	(2,947)	4,833
Net increase in customer repurchase agreements	57,056	127,319	21,504
Issuance of preferred stock and warrant	—	—	130,100
Cash dividends on preferred stock	—	(4,271)	(570)
Cash dividends on common stock	(36,103)	(32,228)	(28,317)
Repurchase of preferred stock	—	(131,307)	—
Repurchase of common stock	(5,169)	—	—
Issuance of common stock	—	126,056	(650)
Proceeds from exercise of stock options	1,547	280	606
Tax benefit related to exercise of stock options	425	62	172

Net cash (used in) provided by financing activities	(352,279)	(620,525)	255,646

NET INCREASE IN CASH AND CASH EQUIVALENTS	301,021	7,957	5,811
CASH AND CASH EQUIVALENTS, beginning of period	103,254	95,297	89,486

CASH AND CASH EQUIVALENTS, end of period	$404,275	$103,254	$95,297

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Twelve Months Ended December 31,
	2010	2009	2008
	Amounts in thousands

RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$62,935	$65,419	$63,073
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	(38,900)	(28,446)	—
Gain on San Joaquin Bank acquisition	—	(21,122)	—
Capitalized prepayment penalty on borrowings	—	(1,882)	—
FDIC Prepaid Assessment	—	(22,420)	—
Loss on sale of premises and equipment	181	79	34
Loss/(Gain) on sale of other real estate owned	514	(411)	—
Credit-related impairment loss on investment securities held-to-maturity	904	323	—
Increase from bank owned life insurance	(3,125)	(2,792)	(5,000)
Net amortization of premiums on investment securities	6,947	3,098	1,452
Accretion of SJB Discount	(27,412)	(302)	—
Provisions for credit losses	61,200	80,500	26,600
Provisions for losses on other real estate owned	6,029	848	—
Reduction in FDIC Loss Sharing Asset	15,856	(1,398)	—
Stock-based compensation	2,197	1,666	1,500
Depreciation and amortization	10,546	9,880	10,817
Change in accrued interest receivable	5,025	4,437	1,214
Change in accrued interest payable	(1,496)	(3,737)	(3,571)
Change in other assets and liabilities	1,464	(17,066)	(12,015)

Total adjustments	39,930	1,255	21,031

NET CASH PROVIDED BY OPERATING ACTIVITIES	$102,865	$66,674	$84,104

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer from loans to Other Real Estate Owned	$30,097	$17,070	$6,565
Federally Assisted Acquisition of San Joaquin Bank (2009) :
Assets acquired		$520,508
Negative goodwill and intangibles		(16,516)
FDIC Receivable		131,860
Liabilities assumed		(651,696)

Purchase price of acquisition, net of cash received		$(15,844)

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2010

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

Principles of Consolidation — The consolidated financial statements include the accounts of CVB Financial Corp. (the “Company”) and its wholly owned subsidiaries: Citizens Business Bank (the “Bank”) after elimination of all intercompany transactions and balances. The Company also has three inactive subsidiaries; CVB Ventures, Inc.; Chino Valley Bancorp; and ONB Bancorp. The Company is also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II, CVB Statutory Trust III, and FCB Trust II. CVB Statutory Trusts I and II were created in December 2003 and CVB Statutory Trust III was created in January 2006 to issue trust preferred securities in order to raise capital for the Company. The Company acquired FCB Trust II through the acquisition of First Coastal Bancshares (“FCB”). In accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities”), these trusts do not meet the criteria for consolidation.

Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing, and brokers mortgage loans to customers through its Citizens Financial Services Division and trust services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 48 Business Financial and Commercial Banking Centers with its headquarters located in the city of Ontario. There are three trust offices in Ontario, Pasadena and Irvine.

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

Cash and due from banks — Cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank, and interest-earning balances due from depository institutions, with an original maturity of 90 days or less, are included in Cash and Due from Banks.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At each reporting date, securities are assessed to determine whether there is an other-than-temporary impairment. Other-than-temporary impairment on investment securities is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the Company will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost and its fair value would be included in other comprehensive income. To the extent management intends to sell securities, other than temporary impairments are recognized to the extent fair value is less than the carrying value of such securities.

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

Acquired loans for which there is deterioration in credit quality between origination and acquisition of the loans and the bank does not expect to collect all amounts due according to the loan’s contractual terms are accounted for individually or in pools of loans based on common risk characteristics. These loans are within the scope of accounting guidance for loans acquired with deteriorated credit quality. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool). The Bank has also elected to account for acquired loans not within the scope of this accounting guidance using this same methodology.

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

The Bank measures an impaired loan by using the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the calculated

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of an impaired loan is less than the recorded investment in the loan, the Bank will either charge off the deficiency or establish a specific reserve.

Acquired loans, for which there is deterioration in credit quality between origination and acquisition of the loans, are recorded at fair value as of the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses is not carried over or recorded as of the acquisition date.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer and equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The existence of impairment is based on undiscounted cash flows. To the extent impairment exists, the impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in other operating expenses.

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

Business Combinations, Goodwill and Intangible Assets — The Company has engaged in the acquisition of financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The assets acquired and liabilities assumed are measured at their fair values as of the acquisition date and acquisition costs are expensed as incurred. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment. The Company completed its annual impairment test as of July 1, 2010; there was no impairment of goodwill.

Bank Owned Life Insurance — The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other operating income and are not subject to income tax, as long as the policies are held for the lives of the participants.

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

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 16.

Statement of Cash Flows — Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks, interest-bearing balances due from depository institutions, and federal funds sold, with an original maturity of less than 90 days. Cash flow from loans and deposits are reported net.

Stock Compensation Plans — At December 31, 2010, the Company has two stock-based employee compensation plans. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. The Company maintains funds in trust for clients. CitizensTrust has approximately $2.1 billion in assets under administration, including, $1.1 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

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

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, measurement of the FDIC loss sharing asset and the accretion of the discount related to the SJB acquisition. Other significant estimates which may be subject to change include fair value disclosures, impairment of investments and goodwill, valuation and loans acquired in business combinations, and valuation of deferred tax assets and other intangibles and OREO.

Reclassifications — Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings available to common shareholders and earnings per common share.

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

A summary of the covered loans acquired in the SJB acquisition as of October 16, 2009 and the related discount is as follows:

	Credit-
	Impaired	Other
	Loans	Loans	Total
	(Amounts in thousands)

Total Loans	$185,292	$503,587	$688,879
Total discount resulting from acquisition date fair value adjustments	(149,319)	(50,449)	(199,768)

Loans, net of discount	$35,973	$453,138	$489,111

The undiscounted contractual cash flows for the covered credit-impaired loans and the covered other loans is $220.3 million and $657.5 million, respectively. The undiscounted estimated cash flows not expected to be

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FDIC Loss Sharing Asset

The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The estimated gross cash flows associated with this asset are $144.9 million as of October 16, 2009. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO’s/REMIC’s	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
U.S. Treasury securities	$507	$—	$—	$507	0.02%
Government agency & government-sponsored enterprises	21,574	140	(1)	21,713	1.03%
Mortgage-backed securities	629,998	18,138	(968)	647,168	30.70%
CMO’s/REMIC’s	759,179	17,297	(3,311)	773,165	36.67%
Municipal bonds	647,556	18,290	(2,420)	663,426	31.46%
Other securities	2,484	—	—	2,484	0.12%

Total Investment Securities	$2,061,298	$53,865	$(6,700)	$2,108,463	100.00%

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, approximately 66% of the available-for-sale portfolio represents securities issued by the U.S. government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All available-for-sale CMO/REMICs issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of December 31, 2010. We have $10.2 million in CMO/REMIC’s backed by whole loans issued by private-label companies (non-government sponsored).

Gross realized gains were $38.9 million for the year ended December 31, 2010 and no realized losses. Gross realized gains were $28.4 million for the year ended December 31, 2009 and no realized losses. There were no realized gains or losses for the year ended December 31, 2008.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

Held-To-Maturity
CMO(1)	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

(1)	For 2010, the Company recorded a $587,000 charge, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)

Held-To-Maturity
CMO(2)	$—	$—	$3,838	$1,671	$3,838	$1,671

Available-for-Sale
Government agency	$5,022	$1	$—	$—	$5,022	$1
Mortgage-backed securities	73,086	968	—	—	73,086	968
CMO/REMICs	179,391	3,025	9,640	286	189,031	3,311
Municipal bonds	80,403	2,122	1,785	298	82,188	2,420

	$337,902	$6,116	$11,425	$584	$349,327	$6,700

(2)	For 2009, the Company recorded $1.7 million, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.

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

CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated triple AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $3.1 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of December 31, 2010, the unrealized loss on this security was $401,000 and the fair value on the security was 65% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of December 31, 2010. The key assumptions include default rates, severities and prepayment rates. This security was determined to be credit impaired during 2009 due to degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment of $2.0 million reduced by $1.7 million for the non-credit portion which was reflected in other comprehensive income. The remaining loss of $323,000 was recognized in earnings for the year ended December 31, 2009. In 2010, we recognized a $904,000 other-than-temporary impairment on this security, which was charged to other operating income. This Alt-A bond, with a book value of $3.1 million as of December 31, 2010, has had $1.2 million in net impairment losses to date. These losses have been recorded as a reduction to other operating income.

The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the year ended December 31, 2010.

For the Year Ended
December 31, 2010
(Amounts in thousands)

Balance, beginning of the period	$323
Addition of OTTI that was not previously recognized	904
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,227

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mortgage-Backed Securities and CMO/REMICs — Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are considered to be rated investment grade with an average life of approximately 3.0 years. The contractual cash flows of 99% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 1% is issued by banks. At December 31, 2010, there was no unrealized loss greater than 12 months.

Municipal Bonds — Ninety-seven percent of our $606.4 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with maturities of approximately 7.3 years. The unrealized loss greater than 12 months on these securities is $899,000 at December 31, 2010 comprised of five securities. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at December 31, 2010.

We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems exhibited by certain monoline insurance companies. While most of our securities are insured by these companies, we feel that there is minimal risk of loss due to the problems these insurers are having. Many of the securities that would not be rated without insurance are pre-refunded and/or are general obligation bonds. We continue to monitor municipalities to determine any audit or performance issues. We use outside brokers to assist us in these analyses. Based on our monitoring of the municipal marketplace, to our knowledge, none of the municipalities are exhibiting financial problems that would lead us to believe there is a loss in any given security.

At December 31, 2010 and 2009, investment securities having an amortized cost of approximately $1.74 billion and $2.02 billion, respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2030, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-For-Sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(Amounts in thousands)

Due in one year or less	$115,717	$117,694	3.25%
Due after one year through five years	1,224,072	1,235,004	2.96%
Due after five years through ten years	252,690	259,226	4.07%
Due after ten years	188,014	179,634	4.06%

	$1,780,493	$1,791,558	3.25%

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

4.	LOAN AND LEASE FINANCE RECEIVABLES

The following is a summary of the components of loan and lease finance receivables (Amounts in thousands):

	December 31, 2010
	Non-Covered	Covered
	Loans	Loans	Total

Commercial and industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial real estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock/Agribusiness	377,829	55,618	433,447

Gross Loans	$3,379,212	$488,775	$3,867,987
Less: Purchase accounting discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

	December 31, 2009
	Non-Covered	Covered
	Loans	Loans	Total

Commercial and industrial	$413,715	$61,802	$475,517
Real Estate:
Construction	265,444	136,065	401,509
Commercial real estate	1,989,644	357,140	2,346,784
SFR Mortgage	265,543	17,510	283,053
Consumer	67,693	11,066	78,759
Municipal lease finance receivables	159,582	983	160,565
Auto and equipment leases, net of unearned discount	30,337	—	30,337
Dairy and Livestock/Agribusiness	422,958	70,493	493,451

Gross Loans	$3,614,916	$655,059	$4,269,975
Less: Purchase accounting discount	—	(184,419)	(184,419)
Less: Deferred net loan fees	(6,537)	(6)	(6,543)

Gross loans, net of deferred loan fees	$3,608,379	$470,634	$4,079,013
Less: Allowance for credit losses	(108,924)	—	(108,924)

Net Loans	$3,499,455	$470,634	$3,970,089

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company held approximately $1.36 billion of fixed rate loans. As of December 31, 2010, 58.7% of the loan portfolio consisted of commercial real estate loans and 5.8% of the loan portfolio consisted of construction loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

5.	TRANSACTIONS INVOLVING DIRECTORS AND SHAREHOLDERS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers, and the businesses with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies. All related party loans were current as to principal and interest at December 31, 2010 and 2009.

The following is an analysis of the activity of all such loans:

	As of December 31,
	2010	2009
	(Amounts in thousands)

Outstanding balance, beginning of year	$8,260	$7,814
Credit granted, including renewals	2,786	1,051
Repayments	(1,458)	(605)

Outstanding balance, end of year	$9,588	$8,260

6.	ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED (NON-COVERED LOANS)

In July 2010, the FASB issued an accounting standards update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends FASB ASC Topic 310, Receivables. The update significantly increased disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The guidance in the ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.

The Bank’s Credit Management Division is responsible for regularly reviewing the allowance for credit losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

Central to our credit risk management is our loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by credit management, which is based primarily on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. Loans are risk rated into the following categories: Loss, Doubtful, Substandard, Special Mention and Pass.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major elements.

In the first major element, individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for credit losses or charge-off the impaired balance if it determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double-count the loss exposure.

The second major element is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second element, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.

Included in our methodology for assessing the appropriateness of the allowance will be our considerations of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for existing general economic and business conditions both within and outside the key lending areas of the Company, credit quality trends, collateral values, concentrations, seasoning of the loan portfolio, recent loss experience or specific industry conditions within portfolio segments, and other relevant factors. Some of the risk characteristics that are relevant to our major portfolio segments that we consider are vacancy and lease rates on commercial real estate, the state of the general housing market, home prices and supply of homes for sale related to single-family and multi-family loans, the impact of economic conditions and employment levels on the various businesses in our market area related to commercial and industrial loans and the impact of current and projected milk prices, pool quota levels and feed prices will have on our dairy customers. These qualitative factors are used to adjust the historical loan loss rates for each pool of loans to determine the probable credit losses inherent in the portfolio.

The Bank’s methodology is consistently applied across all the portfolio segments taking into account the applicable historical loan loss rates and the qualitative factors applicable to each pool of loans. There have been no significant changes to the methodology or policies in the periods presented.

Management believes that the ALLL was adequate at December 31, 2010. No assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods as a result of their review. A significant portion of our loan portfolio is secured by real estate, and a significant decline in real estate values may require an increase in the allowance for credit losses. The weakness in the U.S. economy, declining real estate values and the problems in the housing markets have negatively impacted aspects of our residential and commercial construction, commercial real estate and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolios and may lead to additional charges to the provision for loan losses.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the balance and activity in the allowance for loan losses; and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 and 2009:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Years Ended December 31, 2010 and 2009

				Municipal
				Lease	Diary,
	Commercial		Real	Finance	Livestock and	Consumer,	Covered
	and Industrial	Construction	Estate	Receivables	Agri-business	Auto & Other	Loans	Unallocated	Total
	(Amounts in thousands)

2010
Allowance for Credit Losses:
Beginning balance	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(6,290)	(15,648)	(41,356)	(13)	(1,205)	(627)	(385)	—	(65,524)
Recoveries	242	291	35	—	—	76	15	—	659
Provision	9,990	4,323	42,635	461	6,215	581	370	(3,375)	61,200

Ending balance	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259

Ending balance: Individually evaluated for impairment	$50	$3,300	$681	$—	$—	$28	$—	$—	$4,059

Ending balance: Collectively evaluated for impairment	$11,422	$6,888	$42,848	$2,172	$36,061	$1,006	$—	$803	$101,200

Financing receivables:
Ending balance(1)	$460,399	$138,980	$2,198,723	$128,552	$377,829	$74,729	$374,012	$—	$3,753,224

Ending balance: Individually evaluated for impairment	$9,404	$63,025	$90,416	$—	$5,207	$586	$15,879	$—	$184,517

Ending balance: Collectively evaluated for impairment	$450,995	$75,955	$2,108,307	$128,552	$372,622	$74,143	$358,133	$—	$3,568,707

2009
Allowance for Credit Losses:
Beginning balance	$4,590	$19,492	$25,440	$933	$2,748	$764	$—	$(7)	$53,960
Charge-offs	(2,096)	(10,472)	(13,175)	(294)	—	(302)	—	—	(26,339)
Recoveries	96	—	471	202	—	34	—	—	803
Provision	4,940	12,202	29,479	883	28,303	508	—	4,185	80,500

Ending balance	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924

Ending balance: Individually evaluated for
impairment	$184	$—	$1,603	$—	$—	$21	$—	$—	$1,808

Ending balance: Collectively evaluated for impairment	$7,346	$21,222	$40,612	$1,724	$31,051	$983	$—	$4,178	$107,116

Financing receivables:
Ending balance(1)	$413,715	$265,444	$2,255,187	$159,582	$422,958	$98,030	$470,640	$—	$4,085,556

Ending balance: Individually evaluated for impairment	$3,025	$40,175	$28,916	$—	$—	$163	$30,109	$—	$102,388

Ending balance: Collectively evaluated for impairment	$410,690	$225,269	$2,226,271	$159,582	$422,958	$97,867	$440,531	$—	$3,983,168

(1)	The ending balance of financing receivables excludes deferred loan fees of $5.5 million and $6.5 million as of December 31, 2010 and 2009, respectively.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Quality and Non-Performing Loans

We manage asset quality and control credit risk through diversification of the non-covered loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due non-covered loans and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are classified as impaired. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

Generally, when loans are identified as impaired they are moved to our Special Assets Division. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals.

The accrual of interest on loans is discontinued when the loan becomes 90 days past due based on the contractual term of the loan, or when the full collection of principal and interest is in doubt. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Non-accrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $5.2 million, $4.1 million and $370,000 greater for 2010, 2009 and 2008, respectively.

Speculative construction loans are generally for properties where there is not an identified buyer or renter.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investment in non-covered non-accrual loans and loans past due by class of loans as of December 31, 2010 and 2009:

Non-Covered Past Due and Non-Accrual Loans
As of December 31, 2010 and 2009

			Greater Than
			90 Days Past				Total
	30-59 Days	60-89 Days	Due and	Total			Financing
2010	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	Receivables
	(Amounts in thousands)

Commercial & Industrial	$2,177	$1,036	$—	$3,213	$3,887	$453,299	$460,399
Construction — Speculative	—	—	—	—	55,208	64,687	119,895
Construction — Non-Speculative	—	—	—	—	9,473	9,612	19,085
Commercial Real Estate — Owner-Occupied	62	—	—	62	5,457	545,073	550,592
Commercial Real Estate — Non-Owner-Occupied	3,132	—	—	3,132	59,402	1,367,130	1,429,664
Residential Real Estate (SFR 1-4)	1,473	1,124	—	2,597	17,800	198,070	218,467
Dairy, Livestock & Agribusiness	—	—	—	—	5,207	372,622	377,829
Municipal Lease Finance Receivables	—	—	—	—	—	128,552	128,552
Consumer	—	29	—	29	537	56,181	56,747
Auto & Equipment Leases	93	14	—	107	49	17,826	17,982

Total	$6,937	$2,203	$—	$9,140	$157,020	$3,213,052	$3,379,212

			Greater Than
			90 Days Past				Total
	30-59 Days	60-89 Days	Due and	Total			Financing
2009	Past Due	Past Due	Accruing	Past Due	Nonaccrual	Current	Receivables

Commercial & Industrial	$1,928	$360	$—	$2,288	$3,025	$408,402	$413,715
Construction — Speculative	—	—	—	—	27,526	209,753	237,279
Construction — Non-Speculative	—	—	—	—	10,149	18,016	28,165
Commercial Real Estate — Owner-Occupied	183	417	—	600	1,313	750,434	752,347
Commercial Real Estate — Non-Owner-Occupied	153	1,654	—	1,807	15,816	1,219,674	1,237,297
Residential Real Estate (SFR 1-4)	2,617	2,304	—	4,921	11,787	248,835	265,543
Dairy, Livestock & Agribusiness	—	—	—	—	—	422,958	422,958
Municipal Lease Finance Receivables	—	—	—	—	—	159,582	159,582
Consumer	162	77	—	239	15	67,439	67,693
Auto & Equipment Leases	388	297	—	685	148	29,504	30,337

Total	$5,431	$5,109	$—	$10,540	$69,779	$3,534,597	$3,614,916

Credit Quality Indicators

The Company’s risk rating methodology assigns risk ratings generally described by the following groupings:

Pass — These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Watch List — Watch list loans usually require more than normal management attention. Loans which qualify for the Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

Special Mention — Loans assigned to this category are currently protected but are weak. Although concerns exist, the bank is currently protected and loss is unlikely. They have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.

Substandard — Loans classified as substandard include poor liquidity, high leverage, and erratic earnings or losses. The primary source of repayment is no longer realistic, and asset or collateral liquidation may be the only source of repayment. Loans are marginal and require continuing and close supervision by credit management. Substandard loans have the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

Doubtful — Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added provision that the weaknesses make collection or the liquidation, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the assets, their classifications as losses are deferred until their more exact status may be determined.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our internal risk grouping by loan class as of December 31, 2010 and 2009:

Credit Quality Indicators
As of December 31, 2010 and 2009

Credit Risk Profile by Internally Assigned Grade

	2010
			Special	Sub-
	Pass	Watch List	Mention	Standard	Doubtful	Total
	(Amounts in thousands)

Commercial & Industrial	$310,207	$79,860	$35,526	$34,741	$65	$460,399
Construction — Speculative	428	16,022	24,773	78,672	—	119,895
Construction — Non-Speculative	3,168	3,422	2,346	10,149	—	19,085
Commercial Real Estate — Owner-Occupied	369,974	98,295	32,647	49,676	—	550,592
Commercial Real Estate — Non-Owner-Occupied	853,581	209,185	123,912	242,986	—	1,429,664
Residential Real Estate (SFR 1-4)	190,022	11,002	801	16,642	—	218,467
Dairy, Livestock & Agribusiness	5,469	5,363	153,035	213,962	—	377,829
Municipal Lease Finance Receivables	92,064	11,540	21,746	3,202	—	128,552
Consumer	47,927	4,885	2,367	1,484	84	56,747
Auto & Equipment Leases	10,925	3,450	1,122	2,483	2	17,982

Total Non-covered Loans	1,883,765	443,024	398,275	653,997	151	3,379,212
Covered Loans	139,038	59,996	42,147	247,407	187	488,775

Total Gross Loans	$2,022,803	$503,020	$440,422	$901,404	$338	$3,867,987

	2009
			Special	Sub-
	Pass	Watch List	Mention	Standard	Doubtful	Total

Commercial & Industrial	$284,249	$68,062	$41,974	$19,430	$—	$413,715
Construction — Speculative	16,024	43,657	37,832	139,556	210	237,279
Construction — Non-Speculative	12,784	3,710	1,522	10,149	—	28,165
Commercial Real Estate — Owner-Occupied	431,494	136,824	70,454	113,575	—	752,347
Commercial Real Estate — Non-Owner-Occupied	867,863	162,885	100,033	106,516	—	1,237,297
Residential Real Estate (SFR 1-4)	245,015	9,171	529	10,828	—	265,543
Dairy, Livestock & Agribusiness	29,674	106,361	101,782	185,141	—	422,958
Municipal Lease Finance Receivables	137,747	9,030	12,805	—	—	159,582
Consumer	58,340	4,164	3,536	1,653	—	67,693
Auto & Equipment Leases	18,412	4,202	4,204	3,519	—	30,337

Total Non-covered Loans	2,101,602	548,066	374,671	590,367	210	3,614,916
Covered Loans	167,606	78,113	45,463	363,877	—	655,059

Gross Loans	$2,269,208	$626,179	$420,134	$954,244	$210	$4,269,975

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-covered Impaired Loans

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 and 2009:

Non-Covered Impaired Loans
As of December 31, 2010 and 2009

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Amounts in thousands)

2010
With no related allowance recorded:
Commercial & Industrial	$9,060	$9,600	$—	$9,972	$339
Construction — Speculative	47,328	65,121	—	56,610	—
Construction — Non-Speculative	9,473	10,149	—	9,777	—
Commercial Real Estate — Owner-Occupied	4,528	4,528	—	4,541	—
Commercial Real Estate — Non-Owner-Occupied	66,856	103,010	—	93,807	498
Residential Real Estate (SFR 1-4)	13,766	16,285	—	14,556	—
Dairy, Livestock & Agribusiness	5,207	5,780	—	6,334	—
Consumer	334	334	—	336	—

	156,552	214,807	—	195,933	837

With a related allowance recorded:
Commercial & Industrial	$344	$352	$50	$371	$—
Construction — Speculative	7,880	12,588	3,300	8,966	—
Commercial Real Estate — Owner-Occupied	929	929	136	934	—
Commercial Real Estate — Non-Owner-Occupied	303	311	25	308	—
Residential Real Estate (SFR 1-4)	4,034	4,086	520	4,067	—
Consumer	203	205	21	207	—
Auto & Equipment Leases	49	49	7	77	—

	13,742	18,520	4,059	14,930	—

Total	$170,294	$233,327	$4,059	$210,863	$837

2009
With no related allowance recorded:
Commercial & Industrial	$1,687	$1,687	$—	$1,691	$—
Construction — Speculative	30,025	48,083	—	44,771	143
Construction — Non-Speculative	10,150	10,150	—	10,175	—
Commercial Real Estate — Owner-Occupied	500	500	—	500	—
Commercial Real Estate — Non-Owner-Occupied	15,494	15,610	—	15,712	—
Residential Real Estate (SFR 1-4)	7,147	7,820	—	7,328	—

	65,003	83,850	—	80,177	143

With a related allowance recorded:
Commercial & Industrial	$1,338	$1,371	$184	$1,428	$—
Commercial Real Estate — Owner-Occupied	813	813	522	817	—
Commercial Real Estate — Non-Owner-Occupied	322	326	37	331	—
Residential Real Estate (SFR 1-4)	4,640	4,688	1,044	4,697	—
Consumer	15	15	2	44	—
Auto & Equipment Leases	148	148	19	156	—

	7,276	7,361	1,808	7,473	143

Total	$72,279	$91,211	$1,808	$87,650	$—

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loans with no related allowance reported generally represent non-accrual loans and also include our accruing restructured loans. On the majority of our impaired loans, the Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises.

At December 31, 2010 and 2009, impaired loans of $13.3 million and $2.5 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment, is performing according to the modified terms and the restructured loan is well secured.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded an increase of $2.6 million and $3.7 million in the reserve for undisbursed commitments for 2010 and 2009, respectively. As of December 31, 2010, the balance in this reserve was $10.5 million compared to a balance of $7.9 million as of December 31, 2009.

7.	PREMISES AND EQUIPMENT

	As of December 31,
	2010	2009
	(Amounts in thousands)

Land	$7,661	$7,211
Bank premises	46,288	43,922
Furniture and equipment	42,272	41,080
Leased property under capital lease	649	649

	96,870	92,862
Accumulated depreciation and amortization	(55,949)	(51,418)

	$40,921	$41,444

8.	FDIC LOSS SHARING ASSETS AND OTHER ASSETS

The following table summarizes the activity related to the FDIC loss sharing asset:

	2010	2009
	(Amounts in thousands)

Balance, beginning of period	$133,258	$—
Acquisitions	—	131,860
Accretion	5,217	1,398
Net reductions	(21,073)	—
Payments received from the FDIC	(15,941)	—

Balance, end of period	$101,461	$133,258

Net reductions to the FDIC loss share asset are related to covered loan payoffs, partial payments and transfers to Other Real Estate Owned which resulted in lower actual losses on the loans than was originally estimated at the acquisition date offset by increases to the FDIC loss share asset for covered loans that were resolved at higher actual losses than was originally estimated at the acquisition date. Through December 31, 2010, we have submitted claims to the FDIC for losses on covered loans totaling $73.8 million.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets consist of:

	As of December 31,
	2010	2009
	(Amounts in thousands)

Current income tax receivable	$3,050	$4,991
Deferred income tax receivable	52,559	16,053
Prepaid expenses	22,083	27,294
Interest rate swaps	9,127	4,334
Other real estate owned	16,595	9,501
Other assets	8,876	10,993

	$112,290	$73,166

Included in prepaid expenses are prepaid FDIC insurance assessments of $17.5 million and $22.4 million at December 31, 2010 and 2009, respectively.

The following table summarizes the activity related to Other Real Estate Owned:

	Non-Covered	Covered	Total
	(Amounts in thousands)

2010:
Balance, beginning of period	$3,936	$5,565	$9,501
Acquisitions	—	—	—
Additions	16,950	13,147	30,097
Dispositions	(11,484)	(5,490)	(16,974)
Valuation adjustments	(4,112)	(1,917)	(6,029)

Balance, end of period	$5,290	$11,305	$16,595

2009:
Balance, beginning of period	$6,565	$—	$6,565
Acquisitions	—	75	75
Additions	11,666	5,490	17,156
Dispositions	(13,447)	—	(13,447)
Valuation adjustments	(848)	—	(848)

Balance, end of period	$3,936	$5,565	$9,501

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income tax expense consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Current provision:
Federal	$30,053	$30,748	$22,059
State	15,626	14,326	13,698

	45,679	45,074	35,757

Deferred provision(benefit):
Federal	(15,412)	(15,924)	(10,141)
State	(6,463)	(5,320)	(2,941)

	(21,875)	(21,244)	(13,082)

Total	$23,804	$23,830	$22,675

Income tax asset (liability) consists of the following:

	December 31,
	2010	2009
	(Amounts in thousands)

Current:
Federal	$1,897	$5,240
State	1,153	(249)

	3,050	4,991

Deferred:
Federal	38,556	12,289
State	14,003	3,764

	52,559	16,053

Total	$55,609	$21,044

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(Amounts in thousands)

Federal
Deferred tax liabilities:
Depreciation	$2,130	$3,914
Other Intangibles	—	36
Intangibles — Acquisitions	3,275	5,332
FDIC indemnification asset	35,512	46,640
FHLB stock	8,081	9,374
Deferred income	2,657	2,501
Unrealized gain on investment securities, net	3,323	14,177
California franchise tax	640	—

Gross deferred tax liability	55,618	81,974

Deferred tax assets:
California franchise tax	—	2,605
Bad debt and credit loss deduction	40,519	40,891
Net operating loss carryforward	1,108	1,217
Deferred compensation	2,921	2,896
Other intangibles	5	—
Covered loans	44,399	42,372
Capital loss carryforward	194	1,487
Other, net	5,028	2,795

Gross deferred tax asset	94,174	94,263

Net deferred tax asset — federal	$38,556	$12,289

State
Deferred tax liabilities:
Depreciation	$167	$745
Other Intangibles	—	11
Intangibles — Acquisitions	1,007	2,648
FDIC indemnification asset	—	141
FHLB stock	2,088	2,903
Deferred income	712	643
Unrealized gain on investment securities, net	1,156	4,932

Gross deferred tax liability	5,130	12,023

Deferred tax assets:
Bad debt and credit loss deduction	12,549	12,664
Net operating loss carryforward	652	652
Deferred compensation	927	924
Other intangibles	1	—
Covered loans	2,972	—
FDIC indemnification asset	61	—
Capital loss carryforward	414	681
Other, net	1,557	866

Gross deferred tax asset	19,133	15,787

Net deferred tax asset — state	$14,003	$3,764

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory income tax rate to the consolidated effective income tax rate follows:

	For Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in thousands)

Federal income tax at statutory rate	$30,359	35.0%	$31,237	35.0%	$30,012	35.0%
State franchise taxes, net of federal benefit	6,112	7.0%	6,289	7.0%	6,042	7.0%
Tax-exempt income	(11,874)	(13.7)%	(12,525)	(14.0)%	(13,416)	(15.6)%
Tax credits	(1,427)	(1.6)%	(1,577)	(1.8)%	(1,509)	(1.8)%
Other, net	634	0.7%	406	0.5%	1,546	1.8%

	$23,804	27.4%	$23,830	26.7%	$22,675	26.4%

The change in unrecognized tax benefits in 2010 follows:

	December 31,
	2010	2009
	(Amounts in thousands)

Balance, beginning of period	$1,417	$1,819
Additions for tax positions related to prior years	390	—
Reductions due to lapse of statue of limitations	(528)	(402)

Balance, end of period	$1,279	$1,417

The total amount of unrecognized tax benefits at December 31, 2010, of $1.3 million would, if recognized, affect the effective tax rate. The amount accrued for payment of interest as of December 31, 2010 and 2009 was $211,000 and $317,000, respectively. We record interest and penalties related to uncertain tax positions as part of other operating expense. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to federal income tax and franchise tax of the state of California. Our federal income tax returns for the years ended December 31, 2007, 2008, 2009 and 2010 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 are open to audit by state authorities.

10.	DEPOSITS

The composition of deposits is as follows:

	December 31, 2010		December 31, 2009
		(Amounts in thousands)

Non-interest bearing deposits
Demand deposits	$1,701,523	37.7%	$1,561,981	35.2%
Interest bearing deposits
Savings Deposits	1,727,432	38.2%	1,682,415	37.9%
Time deposits	1,089,873	24.1%	1,194,258	26.9%

Total deposits	$4,518,828	100.0%	$4,438,654	100.0%

Time certificates of deposit with balances of $100,000 or more amounted to approximately $972.4 million and $1.0 billion at December 31, 2010 and 2009, respectively. Interest expense on such deposits amounted to

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $6.9 million, $11.3 million, and $15.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the scheduled maturities of time certificates of deposit are as follows:

Amounts in
Thousands

2011	$1,071,046
2012	13,596
2013	1,492
2014	172
2015 and thereafter	3,567

$1,089,873

At December 31, 2010, the Company had a single public depositor with certificates of deposit balances of approximately $240.0 million. These certificates mature January through April, 2011.

11.	BORROWINGS

During 2009 and 2008, the Bank entered into borrowing agreements with the FHLB. The Bank had $548.4 million of FHLB advances at December 31, 2010 with a weighted-average interest rate of 3.71% and $748.1 million at December 31, 2009. FHLB held certain investment securities and loans of the Bank as collateral for those borrowings. The average outstanding balance for 2010 and 2009 was $790.6 million and $1.36 billion, respectively. The maximum outstanding at any month-end was $998.1 million during 2010 and $1.86 billion during 2009.

The Bank incurred prepayment penalties on borrowings of $18.7 million in 2010, $4.4 million in 2009 and none in 2008.

In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement of $250.0 million with a double cap embedded in the repurchase agreement. The maturity date was September 30, 2012. The repurchase agreement was paid off in 2010. The interest rate on this agreement was tied to three-month LIBOR and reset quarterly. The Company entered into this arrangement to protect itself from continued rising rates while benefiting from declining rates.

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our securities overnight to our customers under an agreement to repurchase them the next day. As of December 31, 2010 and 2009, total funds borrowed under these agreements were $542.2 million and $485.1 million, respectively, with weighted average interest rates of 0.55% and 0.95%.

The Bank entered into an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, in 1996 with the Federal Reserve Bank and the U.S. Department of the Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of the Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On December 31, 2010 and 2009, the amounts held by the Bank in the TT&L Note Option Program were $1.9 million and $2.4 million respectively, collateralized by securities. Amounts are payable on demand.

The Bank assumed subordinated debt of $5.0 million from the acquisition of FCB in June 2007 which is included in long-term borrowings. The debt has a variable interest rate which resets quarterly at three-month LIBOR plus 1.65%. The debt matures on January 7, 2016, but becomes callable on January 7, 2011.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future contractual maturities of borrowed funds as of December 31, 2010 are as follows:

Amounts in
Year	Thousands

2011	$544,105
2012	—
2013	100,000
2014	—
2015	250,000
Thereafter	203,390

Total borrowed funds	$1,097,495

12.	JUNIOR SUBORDINATED DEBENTURES

On December 17, 2003, CVB Statutory Trust I completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash, totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust I, represents the sole revenues of CVB Statutory Trust I and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust I’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 17, 2033, and became callable in part or in total on December 17, 2008 by CVB Statutory Trust I. The Trust Preferred Securities had a fixed interest rate of 6.51% during the first five years. On December 17, 2008, the interest rate changed to a floating rate of three-month LIBOR plus 2.85% and resets quarterly. As of December 31, 2010, these securities continue to be outstanding.

On December 15, 2003, CVB Statutory Trust II completed a $40,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $41,238,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust II, represents the sole revenues of CVB Statutory Trust II and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust II’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on January 7, 2034, but became callable in part or in total on January 7, 2009 by CVB Statutory Trust II. The Trust Preferred Securities have a fixed interest rate of 6.46% during the first five years. In January 2009, the interest rate changed to floating rate of three-month Libor rate plus 2.85% and resets quarterly. As of December 31, 2010, these securities continue to be outstanding.

On January 31, 2006, CVB Statutory Trust III completed a $25,000,000 offering of Trust Preferred Securities and used the gross proceeds from the offering and other cash totaling $25,774,000 to purchase a like amount of junior subordinated debenture of the Company. The junior subordinated debenture was issued concurrent with the issuance of the Trust Preferred Securities. The interest on junior subordinated debenture, paid by the Company to CVB Statutory Trust III, represents the sole revenues of CVB Statutory Trust III and the sole source of dividend distribution to the holders of the Trust Preferred Securities. The Company has fully and conditionally guaranteed all of CVB Statutory Trust III’s obligations under the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debenture at any time for a period

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on March 15, 2036, but become callable in part or in total on March 15, 2011 by CVB Statutory Trust III. The Trust Preferred Securities have a variable per annum rate equal to LIBOR (as defined in the indenture dated as of January 31, 2006 (“Indenture”) between the Company and U.S. Bank National Association, as debenture trustee) plus 1.38% (the “Variable Rate”). As of December 31, 2010, these securities continue to be outstanding.

On June 22, 2007, we acquired FCB Statutory Trust II as a result of the FCB acquisition. Junior subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. The Trust Preferred Securities have a principal amount of $6.8 million and mature on October 7, 2033. These securities become callable on July 7, 2008 and have a variable per annum rate equal to LIBOR plus 3.25%. As of December 31, 2010, these securities continue to be outstanding.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land and buildings under operating leases for varying periods extending to 2020, at which time the Company can exercise options that could extend certain leases through 2026. The future minimum annual rental payments required for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010, excluding property taxes and insurance, are as follows:

Amounts in
Thousands

2011	$5,767
2012	5,028
2013	3,709
2014	2,931
2015	2,471
Succeeding years	5,460

Total minimum payments required	$25,366

Total rental expense for the Company was approximately $6.3 million, $6.0 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Commitments

At December 31, 2010, the Company had commitments to extend credit of approximately $570.1 million and obligations under letters of credit of $70.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $10.5 million as of December 31, 2010 and $7.9 million as of December 31, 2009.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank has available lines of credit totaling $1.04 billion from certain financial institutions of which $739.3 million were secured.

Other Contingencies

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2010, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission (“SEC”). We are fully cooperating with the SEC in its investigation. We cannot predict the timing or outcome of the investigation.

On August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10- 06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (Chief Financial Officer) are also named as defendants. The complaint alleges violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. Plaintiff seeks compensatory damages and other relief in favor of the purported class.

On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint, which names the same defendants as the Lloyd complaint, makes allegations that are substantially similar to those included in the Lloyd complaint.

On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff and approved the Jacksonville Fund’s selection of lead counsel. We expect the Jacksonville Fund to file a consolidated complaint, which is due to be filed by March 7, 2011. A response from the Company is due to be filed thirty (30) days after the filing of a consolidated complaint.

On February 28, 2011, we received a copy of a complaint for a purported shareholder derivative action in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief.

Because we are in the early stages, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	DEFERRED COMPENSATION PLANS

As a result of the acquisition of Citizens Commercial Trust and Savings Bank of Pasadena (“CCT&SB”) in 1996, the Bank assumed deferred compensation and salary continuation agreements with several former employees of CCT&SB. These agreements call for periodic payments at the retirement of such employees who have normal retirement dates through 2021. In connection with these agreements, the Bank assumed life insurance policies, which it intends to use to fund the related liability. Benefits paid to retirees amounted to approximately $106,000 in each of 2010, 2009 and 2008.

The Bank also assumed a death benefit program for certain former employees of CCT&SB, under which the Bank will provide benefits to the former employees’ beneficiaries: 1) in the event of death while employed by the Bank; 2) after termination of employment for total and permanent disability; 3) after retirement, if retirement occurs after age 65. Amounts are to be paid to the former employees’ beneficiaries over a 10-year period in equal installments. Further, the Bank assumed life insurance policies to fund any future liability related to this program. Amounts paid for the benefit of retirees totaled approximately $45,000 in each of 2010, 2009 and 2008.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Orange National Bancorp (“ONB”) in 1999. These agreements called for periodic payments over 180 months in the event that ONB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $60,000 in each of 2010, 2009 and 2008.

The Company assumed certain deferred compensation and salary continuation agreements as a result of the merger with Western Security Bank (“WSB”) in 2002. These agreements called for periodic payments over 180 months in the event that WSB experienced a merger, acquisition, or other act wherein the employees were not retained in similar positions with the surviving company. Amounts paid under these agreements totaled approximately $636,000 in 2010 and 2009 and $578,500 in 2008.

In 2003, the Company acquired Kaweah National Bank (“KNB”) which had severance arrangements with several of its officers should they not retain a similar position upon a change of control. These monies totaling $879,000 were paid into a Rabbi Trust by KNB prior to the closing of the acquisition. As a result, there is no affect on net earnings. Amounts paid under these agreements totaled approximately $118,950 in each of 2010, 2009, and 2008.

In February 2006, the Company acquired Granite State Bank (“GSB”) which had a severance arrangement with an officer should he not retain a similar position upon a change of control. The total of $1.2 million was paid into a Rabbi Trust by GSB prior to the closing of the acquisition. As a result, there is no affect on net earnings. No amount was paid under this agreement as of December 31, 2010.

The total expense recorded under these deferred compensation agreements was $494,000 in 2010, $509,000 in 2009, and $467,000 in 2008.

On December 22, 2006, the Company approved a deferred compensation plan for its President and Chief Executive Officer, Christopher D. Myers. Under the Plan, which became effective on January 1, 2007, Mr. Myers may defer up to 75% of his base salary and up to 100% of his bonus for each calendar year in which the Plan is effective. The Company has the discretion to make additional contributions to the Plan for the benefit of Mr. Myers. No discretionary payments were made by the Company in 2008, 2009 or 2010.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	401(k) AND PROFIT-SHARING PLAN

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $1.5 million in 2010, $2.2 million in 2009 and $1.3 million in 2008.

16.	EQUITY AND EARNINGS PER SHARE RECONCILIATION

Preferred Stock and Warrant

On December 5, 2008, the Company issued, (1) 130,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 1,669,521 shares of the Company’s voting common stock, without par value, at an exercise price of $11.68 per share, for an aggregate purchase price of $130,000,000 in cash pursuant to the U.S. Treasury’s TARP Capital Purchase Program. Of this amount, $8.6 million was allocated to the warrant and $121.4 million was allocated to Preferred Stock based on the fair values of these instruments. The preferred stock discount was being amortized over 5 years. We recorded $8.5 million for the amortization of preferred stock discount during 2009. The Series B Preferred Stock accrued a cumulative cash dividend at the rate of 5% for the first five years of issuance and 9% thereafter and is redeemable by the Company after February 15, 2012. We paid $4.3 million in preferred stock dividends during 2009. This preferred stock was repurchased in 2009 for $131.3 million.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(Amounts and shares in thousands, except per share amount)

Earnings per common share
Net earnings	$62,935	$65,419	$63,073
Less: Dividends on preferred stock and discount amortization	—	12,763	—

Net earnings available to common shareholders	$62,935	$52,656	$63,073
Less: Net earnings allocated to restricted stock	217	179	75

Net earnings allocated to common shareholders (numerator)	$62,718	$52,477	$62,998

Weighted Average Shares Outstanding (denominator)	$105,880	$92,955	$83,121

Earnings per common share(1)	$0.59	$0.56	$0.75

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$62,718	$52,477	$62,998

Weighted Average Shares Outstanding	105,880	92,955	83,121
Incremental shares from assumed exercise of outstanding options	246	101	215

Diluted Weighted Average Shares Outstanding (denominator)	$106,126	$93,056	$83,336

Diluted earnings per common share(1)	$0.59	$0.56	$0.75

(1)	Of the decrease in earnings and diluted earnings per common share for 2009, $0.14 is due to the preferred stock dividend and discount amortization and $0.07 is due to the increase in weighted common shares outstanding as a result of our capital offering.

17.	STOCK OPTION PLANS AND RESTRICTED STOCK GRANTS

In May 2008, the shareholders approved the 2008 Equity Incentive Plan which authorizes the issuance of up to 3,949,891 shares of Company common stock for grants of stock options and restricted stock to employees, officers, consultants and directors of the Company and its subsidiaries, and expires in 2018. The plan authorizes the issuance of incentive and non-qualified stock options, as well as, restricted stock awards. The 2008 Equity Incentive Plan replaced the 2000 Stock Option Plan. No further grants will be made under the 2000 Stock Option Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2010, we have 1,336,616 outstanding options under our 2000 Stock Option Plan.

Stock Options

The Company expensed $1.4 million, $1.7 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008 respectively.

The estimated fair value of the options granted during 2010 and prior years was calculated using the Black-Scholes options pricing model. There were 397,000, 936,000 and 390,500 options granted during 2010, 2009, and 2008 respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option granted in 2010, 2009, and 2008 was estimated on the date of grant using the following weighted-average assumptions:

	2010	2009	2008

Dividend Yield	4.1%	4.0%	3.6%
Volatility	49.1%	47.3%	41.0%
Risk-free interest rate	1.6%	2.5%	3.6%
Expected life	7.4 years	7.2 years	7.5 years
Fair Value	$2.76	$2.88	$3.07

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

Option activity under the Company’s stock option plans as of December 31, 2010 and changes for the years ended December 31, 2010 were as follows:

			Weighted
	Number of	Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Options	Outstanding	Price	Term (In Years)	Value
	(In thousands)			(Amount in thousands)

Outstanding at January 1, 2010	3,104	$10.13
Granted	397	$8.33
Exercised	(304)	$5.10
Forfeited or expired	(248)	$10.51

Outstanding at December 31, 2010	2,949	$10.42	6.56	$290

Vested or expected to vest at December 31, 2010	2,745	$10.53	6.40	$257

Exercisable at December 31, 2010	1,538	$11.66	4.72	$62

The weighted-average grant-date fair value of options granted was $2.76, $2.88 and $3.07 for 2010, 2009, and 2008, respectively. The total intrinsic value of options exercised during the year ended 2010, 2009 and 2008 was $1.2 million, $147,000 and $424,000, respectively. The Company estimates its forfeiture rates based on its historical experience. The forfeiture rate for 2010 was 5.0%.

As of December 31, 2010, there was $3.2 million of total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of options vested was $1.5 million during 2010, $1.4 million in 2009 and $1.2 million during 2008. Cash received from stock option exercises was $1.5 million, $280,000, and $606,000 in 2010, 2009, and 2008, respectively.

At December 31, 2010, options for the purchase of 2,948,516 shares of Company common stock were outstanding under the above plans, of which options to purchase 1,537,768 shares were exercisable at prices ranging from $6.11 to $15.53.

The Company has a policy of issuing new shares to satisfy share option exercises.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Under the 2008 Equity Incentive Plan, we granted 170,000 restricted stock awards in 2010. The restricted stock awards had a weighted average fair value of $8.19. The stock will vest, in equal installments, over a five-year period.

Compensation cost is recognized over the requisite service period, which is five years, and amounted to $775,000, $403,000 and $214,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Total unrecognized compensation cost related to restricted shares was $2.9 million at December 31, 2010.

A summary of the status of the Company’s non-vested restricted shares as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below:

	2010
		Weighted
		Average
Nonvested Restricted Shares	Shares	Fair Value
	(In thousands)

Nonvested at January 1,	361	$8.97
Granted	170
Vested	(83)
Forfeited	(21)

Nonvested at December 31,	427	$8.61

Under the 2008 Equity Incentive Plan, 1,835,991 shares of common stock were available for the granting of future options and restricted stock awards as of December 31, 2010.

18.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2010 and 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, the Company had $115.1 million of trust-preferred securities, which were included in Tier 1 capital for regulatory purposes. The actual amount and capital ratios of the Company and the Bank at December 31 are as follows (Dollar amounts in thousands):

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)
Company	$741,073	18.0%	$329,366	≥8.0%		N/A
Bank	$732,896	17.8%	$329,022	≥8.0%	$411,277	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$683,811	16.6%	$164,675	≥4.0%		N/A
Bank	$680,680	16.6%	$164,515	≥4.0%	$246,772	≥6.0%
Tier 1 Capital (to Average-Assets)
Company	$683,811	10.6%	$258,530	≥4.0%		N/A
Bank	$680,680	10.5%	$258,323	≥4.0%	$322,903	≥5.0%
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)
Company	$716,182	16.3%	$351,500	≥8.0%		N/A
Bank	$708,457	16.2%	$349,855	≥8.0%	$437,319	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$655,569	14.9%	$175,992	≥4.0%		N/A
Bank	$652,992	14.9%	$175,300	≥4.0%	$262,950	≥6.0%
Tier 1 Capital (to Average-Assets)
Company	$655,569	9.6%	$272,303	≥4.0%		N/A
Bank	$652,992	9.6%	$272,080	≥4.0%	$340,100	≥5.0%

In addition, California Banking Law limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2010, declare and pay additional dividends of approximately $114.4 million.

19.	FAIR VALUE INFORMATION

Fair Value Hierarchy

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2010. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

Interest-bearing balances due from depository institutions — The carrying value of due from depository institutions is considered to be a reasonable estimate of fair value due to their short-term maturity.

FHLB stock — The carrying amount of FHLB stock approximates fair value as the stock may be sold back to the FHLB at carrying value.

Investment securities held to maturity — Investment securities held to maturity are valued based upon quotes obtained from a reputable third-party pricing service. The Company categorized its held to maturity investment as a level 3 valuation.

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

Loans held for sale — For loans held for sale, carrying value approximated fair value.

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

The fair value of commitments to extend credit and standby letters of credit were not significant at either December 31, 2010 or 2009, as these instruments predominantly have adjustable terms and are of a short-term nature.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)

Description of Assets
Mortgage-backed securities	$808,409	$—	$808,409	$—
CMO’s/REMIC’s	270,477	—	270,477	—
Government agency	106,273	—	106,273	—
Municipal bonds	606,399	—	606,399	—

Investment Securities-AFS	1,791,558	—	1,791,558	—
Interest Rate Swaps	9,127	—	9,127	—

Total Assets	$1,800,685	$—	$1,800,685	$—

Description of Liability
Interest Rate Swaps	$9,127	$—	$9,127	$—

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

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the Year
		Active Markets	Other	Significant	Ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2010
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(Amounts in thousands)

Description of Assets
Investment Security-HTM	$3,143	$—	$—	$3,143	$(904)
Impaired Loans-Noncovered	$98,088	$—	$—	$98,088	$(65,524)
OREO-Noncovered	$5,290	$—	$—	$5,290	$(4,578)
OREO-Covered	$11,305	$—	$—	$11,305	$(2,912)

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following disclosure presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2010 and 2009. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts in thousands)

Assets
Total cash and cash equivalents	$404,275	$404,275	$103,254	$103,254
Interest-bearing balances due from depository institutions	50,190	50,190	1,226	1,226
FHLB Stock	86,744	86,744	97,582	97,582
Investment securities available-for-sale	1,791,558	1,791,558	2,108,463	2,108,463
Investment securities held-to-maturity	3,143	3,143	3,838	3,838
Loans held-for-sale	2,954	2,954	1,439	1,439
Total loans, net of allowance for credit losses	3,642,481	3,729,296	3,970,089	3,955,500
Accrued interest receivable	23,647	23,647	28,672	28,672
Swaps	9,127	9,127	4,334	4,334
Liabilities
Deposits:
Noninterest-bearing	$1,701,523	$1,701,523	$1,561,981	$1,561,981
Interest-bearing	2,817,305	2,818,390	2,876,673	2,879,305
Demand note to U.S. Treasury	1,917	1,917	2,425	2,425
Borrowings	1,095,578	1,128,562	1,488,250	1,536,933
Junior subordinated debentures	115,055	115,823	115,055	115,817
Accrued interest payable	4,985	4,985	6,481	6,481
Swaps	9,127	9,127	4,334	4,334

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	GOODWILL AND INTANGIBLE ASSETS

The following is a summary of amortizable intangible assets, which consist of core deposit intangibles, at December 31:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(Amounts in thousands)

Amortizing intangible assets	$31,999	$(22,970)	$31,999	$(19,238)
Aggregate Amortization Expense:
For year ended December 31,	$3,732		$3,163
Estimated Amortization Expense:
For the year ended December 31:
For the year ended 2011	$3,481
For the year ended 2012	$2,159
For the year ended 2013	$1,127
For the year ended 2014	$475
For the year ended 2015	$437
Thereafter	$1,350

At December 31, 2010 the weighted average remaining life of intangible assets is approximately 2.4 years.

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(Amounts in thousands)

Balance as of January 1	$55,097	$55,097
Goodwill acquired during the year	—	—

Balance as of December 31	$55,097	$55,097

21.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 48 Business Financial Centers and Commercial Banking Centers organized in 6 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the year ended December 31, 2010, 2009 and 2008:

	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
	(Amounts in thousands)

2010
Interest income, including loan fees	$170,335	$76,651	$70,303	$—	$317,289
Credit for funds provided(1)	71,752	—	28,965	(100,717)	—

Total interest income	242,087	76,651	99,268	(100,717)	317,289

Interest expense	22,438	32,302	3,232	—	57,972
Charge for funds used(1)	11,743	41,484	47,490	(100,717)	—

Total interest expense	34,181	73,786	50,722	(100,717)	57,972

Net interest income	207,906	2,865	48,546	—	259,317

Provision for credit losses	—	—	61,200		61,200

Net interest income after provision for credit losses	$207,906	$2,865	(12,654)	$—	$198,117

Non-interest income	23,204	37,997	(4,087)	—	57,114
Non-interest expense	51,922	20,125	96,445	—	168,492

Segment pretax profit (loss)	$179,188	$20,737	$(113,186)	$—	$86,739

Segment assets as of December 31, 2010	$4,941,548	$2,329,344	$630,451	$(1,464,652)	$6,436,691

2009
Interest income, including loan fees	$159,347	$104,778	$46,634	$—	$310,759
Credit for funds provided(1)	53,759	—	23,233	(76,992)	-

Total interest income	213,106	104,778	69,867	(76,992)	310,759

Interest expense	28,428	55,572	4,495	—	88,495
Charge for funds used(1)	12,559	28,077	36,356	(76,992)	—

Total interest expense	40,987	83,649	40,851	(76,992)	88,495

Net interest income	172,119	21,129	29,016	—	222,264

Provision for credit losses	—	—	80,500		80,500

Net interest income after provision for credit losses	$172,119	$21,129	(51,484)	$—	$141,764

Non-interest income	19,537	28,124	33,410	—	81,071
Non-interest expense	47,860	5,945	79,781	—	133,586

Segment pretax profit (loss)	$143,796	$43,308	$(97,855)	$—	$89,249

Segment assets as of December 31, 2009	$4,696,134	$2,276,909	$698,351	$(931,625)	$6,739,769

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total
	(Amounts in thousands)

2008
Interest income, including loan fees	$166,290	$119,975	$46,253	$—	$332,518
Credit for funds provided(1)	22,838	—	4,026	(26,864)	—

Total interest income	189,128	119,975	50,279	(26,864)	332,518

Interest expense	34,790	92,644	11,405	—	138,839
Charge for funds used(1)	17,350	7,070	2,444	(26,864)	—

Total interest expense	52,140	99,714	13,849	(26,864)	138,839

Net interest income	136,988	20,261	36,430	—	193,679

Provision for credit losses	—	—	26,600		26,600

Net interest income after provision for credit losses	$136,988	$20,261	9,830	$—	$167,079

Non-interest income	21,593	6	12,858	—	34,457
Non-interest expense	48,108	1,285	66,395	—	115,788

Segment pretax profit (loss)	$110,473	$18,982	$(43,707)	$—	$85,748

Segment assets as of December 31, 2008	$3,592,794	$2,640,396	$677,972	$(261,511)	$6,649,651

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

22.	DERIVATIVE FINANCIAL INSTRUMENTS

The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of December 31, 2010, the Bank entered into 52 interest-rate swap agreement with customers and 52 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.

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

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the total notional amount of the Bank’s swaps was $165.4 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the year ended December 31, 2010.

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Amounts in thousands)

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps	Other Assets	$9,127	Other Liabilities	$9,127

Total Derivatives		$9,127		$9,127

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for the
three years ended December 31, 2010

	Location of Gain
Derivatives Not Designated as	Recognized in Income on	Amount of Gain Recognized in Income on Derivative
Hedging Instruments	Derivative	2010	2009	2008
		(Amounts in thousands)

Interest Rate Swaps	Other Income	$1,045	$275	$835

Total		$1,045	$275	$835

23.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

	2010	2009
	(Amounts in thousands)

Assets:
Investment in subsidiaries	$752,324	$747,251
Other assets, net	22,185	21,152

Total assets	$774,509	$768,403

Liabilities	$130,654	$130,175
Stockholders’ equity	643,855	638,228

Total liabilities and stockholders’ equity	$774,509	$768,403

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF EARNINGS

	2010	2009	2008
	(Amounts in thousands)

Excess in net earnings of subsidiaries	$25,278	$34,421	$50,806
Dividends from the Bank	43,100	35,000	18,000
Other expense, net	(5,443)	(4,002)	(5,733)

Net earnings	$62,935	$65,419	$63,073

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
	(Amounts in thousands )

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,935	$65,419	$63,073

Adjustments to reconcile net earnings to cash used in by operating activities:
Earnings of subsidiaries	(68,378)	(69,421)	(68,806)
Tax settlement received from the Bank	3,377	3,180	17,831
Other operating activities, net	(1,389)	(120)	1,384

Total adjustments	(66,390)	(66,361)	(49,591)

Net cash used in operating activities	(3,455)	(942)	13,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from the Bank	43,100	35,000	18,000

Net cash provided by investing activities	43,100	35,000	18,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock	(36,103)	(32,228)	(28,317)
Cash dividends on preferred stock	—	(4,271)	—
Proceeds from exercise of stock options	1,547	280	606
Tax benefit from exercise of stock options	425	62	172
Issuance of common stock	—	126,056	—
Repurchase of commons stock	(5,169)	—	(650)
Repurchase of preferred stock and warrant	—	(131,307)	—

Net cash (used in) financing activities	(39,300)	(41,408)	(28,189)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345	(7,350)	3,293
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,889	21,239	17,946

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,234	$13,889	$21,239

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share amounts)

2010
Net interest income	$73,339	$64,214	$62,615	$59,149
Provision for credit losses	12,200	11,000	25,300	12,700
Net earnings	16,119	19,015	17,927	9,874
Basic earnings per common share	0.15	0.18	0.17	0.09
Diluted earnings per common share	0.15	0.18	0.17	0.09
2009
Net interest income	$55,292	$54,095	$54,806	$58,071
Provision for credit losses	22,000	20,000	13,000	25,500
Net earnings	13,168	15,861	19,322	17,068
Basic earnings per common share	0.13	0.17	0.10	0.16
Diluted earnings per common share	0.13	0.17	0.10	0.16

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CVB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVB Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CVB Financial Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 1, 2011

INDEX TO EXHIBITS

Exhibit No.

2.1		Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of San Joaquin Bank, Bakersfield, California, the Federal Deposit Insurance Corporation and Citizens Business Bank, dated as of October 16, 2009, and related addendum.(1)
3.1		Articles of Incorporation of the Company, as amended(2)
3.2		Bylaws of Company, as amended(3)
4.1		Form of Registrant’s Common Stock certificate(4)
10	.1(a)	Employment Agreement by and among Christopher D. Myers, CVB Financial Corp. and Citizens Business Bank, dated September 16, 2009†(5)
10	.1(b)	Restricted Stock Agreement by and between CVB Financial Corp. and Christopher D. Myers dated June 1, 2006†(6)
10	.1(c)	Deferred Compensation Plan for Christopher D. Myers, effective January 1, 2007†(7)
10.2		Chino Valley Bank Profit Sharing Plan, as amended†(8)
10.3		Form of Indemnification Agreement(9)
10.4		CVB Financial Corp. 2010 Executive Incentive Plan†(10)
10.5		CVB Financial Corp. 2000 Stock Option Plan†(11)
10	.6(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(12)
10	.6(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(13)
10	.6(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(14)
10	.6(d)	Form of Stock Option Agreement pursuant to the 2008 Equity Compensation Plan†(15)
10	.6(e)	Form of Restricted Stock Agreement pursuant to the 2008 Equity Compensation Plan†(l5)
10.7		CVB Financial Corp. Discretionary Performance Compensation Plan Summary 2010 (16)†
10.8		The Executive NonQualified Excess Plansm Plan Document effective February 21, 2007†(7)
10.9		D. Linn Wiley Consulting Agreement dated April 16, 2008†(17)
10.10		Jay Coleman Consulting and Confidentiality Agreement, dated December 5, 2008†(18)
10.11		Severance Compensation Agreement for Edward J. Biebrich dated December 31, 2008†(19)
10.12		Outside Directors’ Compensation†(20)
10.13		Base Salaries for Executive Officers of the Registrant†
10	.14(a)	Offer letter for Christopher A. Walters, dated June 13, 2007†(21)
10	.14(b)	Severance Compensation Agreement for Christopher A. Walters, dated December 31, 2008†(19)
10	.15(a)	Offer letter for James F. Dowd, dated May 16, 2008†(3)
10	.15(b)	Severance Compensation Agreement for James F. Dowd, dated December 31, 2008†(19)
10	.16(a)	Offer letter for David C. Harvey, dated December 7, 2009†(22)
10	.16(b)	Severance Compensation Agreement for David C. Harvey, dated December 31, 2009†(22)
12		Statements regarding computation of ratios
21		Subsidiaries of Company(22)
23		Consent of KPMG LLP
31.1		Certification of Christopher D. Myers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Christopher D. Myers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Edward J. Biebrich, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensation plan.

*	Except as noted below, Form 8-A12G, Form 8-K, Form 10-K and Form DEF 14A identified in the exhibit index have SEC file number 001-10140.

Δ	We have entered into the following trust preferred security issuances and agree to furnish a copy to the SEC upon request:

(a)	Indenture dated as of December 17, 2003 by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee (CVB Statutory Trust I).

(b)	Indenture dated as of December 5, 2003 by and between CVB Financial Corp. and Wells Fargo Bank, National Association, as Trustee (CVB Statutory Trust II).

(c)	Indenture by and between CVB Financial Corp. and U.S. Bank, National Association, as Trustee, dated as of January 31, 2006 (CVB Statutory Trust III).

(d)	Indenture by and between FCB and Wells Fargo Bank, National Association, as Trustee, acquired on June 22, 2007 (FCB Statutory Trust II)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on October 20, 2009.

(2)	Incorporated herein by reference from our Form 10-Q filed with the SEC on August 9, 2010.

(3)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on February 27, 2009.

(4)	Incorporated herein by reference from our Form 8-A12G filed with the SEC on June 11, 2001.

(5)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009.

(6)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 7, 2006.

(7)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

(8)	Filed as Exhibits 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which is incorporated herein by this reference.

(9)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(10)	Incorporated herein by reference from Annex A to our Definitive Proxy Statement filed with the SEC on April 9, 2010.

(11)	Incorporated herein by reference from our Registration Statement on Form S-8 filed with the SEC on July 12, 2000, Commission file number 333-41198.

(12)	Incorporated herein by reference from our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 16, 2008.

(13)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 22, 2009

(14)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on November 24, 2009.

(15)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 23, 2008.

(16)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 2, 2010.

(17)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 18, 2008.

(18)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009.

(19)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on January 7, 2009.

(20)	Incorporated herein by reference from our Annual Report on Form 10-K/A filed with the SEC on March 6, 2008.

(21)	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007.

(22)	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 4, 2010.