Form 10-Q
period 2011-03-31
CVB FINANCIAL CORP
filed 2011-05-10
CIK 354647

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 106,080,055 outstanding as of April 29, 2011.

CVB FINANCIAL CORP.
2011 QUARTERLY REPORT ON FORM 10-Q

GENERAL
Forward Looking Statements
Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the effect of acquisitions we may make; the effect of changes in laws and regulations (including laws and regulations concerning financial reform, taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
Dollar amounts in thousands, except share data

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$348,773	$354,048
Interest-bearing balances due from depository institutions	50,287	50,227

Total cash and cash equivalents	399,060	404,275

Interest-bearing balances due from depository institutions	50,190	50,190
Investment securities available-for-sale	2,017,528	1,791,558
Investment securities held-to-maturity	3,039	3,143
Investment in stock of Federal Home Loan Bank (FHLB)	83,310	86,744

Loans held-for-sale	3,505	2,954

Loans and lease finance receivables	3,598,447	3,747,740
Allowance for credit losses	(101,067)	(105,259)

Net Loans and lease finance receivables	3,497,380	3,642,481

Premises and equipment, net	39,431	40,921
Bank owned life insurance	113,605	112,901
Accrued interest receivable	23,263	23,647
Intangibles	8,128	9,029
Goodwill	55,097	55,097
FDIC loss sharing asset	81,133	101,461
Deferred tax asset	60,998	52,559
Other assets	62,685	59,731

TOTAL ASSETS	$6,498,352	$6,436,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,817,951	$1,701,523
Interest-bearing	2,667,738	2,817,305

Total deposits	4,485,689	4,518,828
Demand Note to U.S. Treasury	2,966	1,917
Customer repurchase agreements	578,009	542,188
Borrowings	553,458	553,390
Accrued interest payable	4,626	4,985
Deferred compensation	9,212	9,221
Junior subordinated debentures	115,055	115,055
Other liabilities	94,733	47,252

TOTAL LIABILITIES	5,843,748	5,792,836

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,078,253 (2011) and 106,075,576 (2010)	490,837	490,226
Retained earnings	155,027	147,444
Accumulated other comprehensive income, net of tax	8,740	6,185

Total stockholders’ equity	654,604	643,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,498,352	$6,436,691

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
Dollar amounts in thousands, except per share

	For the Three Months
	Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$51,315	$67,768
Investment securities:
Taxable	8,839	16,084
Tax-preferred	5,919	6,532

Total investment income	14,758	22,616
Dividends from FHLB stock	65	66
Federal funds sold and Interest bearing deposits with other institutions	374	102

Total interest income	66,512	90,552
Interest expense:
Deposits	2,788	5,288
Borrowings	5,796	11,120
Junior subordinated debentures	819	805

Total interest expense	9,403	17,213

Net interest income before provision for credit losses	57,109	73,339
Provision for credit losses	7,068	12,200

Net interest income after provision for credit losses	50,041	61,139

Other operating income:
Impairment loss on investment securities	—	(98)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	—	(587)

Net impairment loss on investment securities recognized in earnings	—	(685)
Service charges on deposit accounts	3,723	4,264
Trust and Investment Services	2,152	2,118
Bankcard services	708	640
BOLI income	707	845
Increase (reduction) in FDIC loss sharing asset	1,415	(10,583)
Other	1,273	1,190

Total other operating income (expense)	9,978	(2,211)

Other operating expenses:
Salaries and employee benefits	17,660	18,073
Occupancy and Equipment	4,321	5,052
Professional services	3,610	2,807
Amortization of intangibles	901	950
Other	9,813	9,040

Total other operating expenses	36,305	35,922

Earnings before income taxes	23,714	23,006
Income taxes	7,114	6,887

Net earnings	$16,600	$16,119
Earnings allocated to restricted stock	66	54

Net earnings allocated to common shareholders	$16,534	$16,065

Comprehensive income	$19,155	$22,853

Basic earnings per common share	$0.16	$0.15

Diluted earnings per common share	$0.16	$0.15

Cash dividends per common share	$0.085	$0.085

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
Amounts and shares in thousands

				Accumulated
	Common			Other
	Shares	Common	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Earnings	Income	Income	Total

Balance January 1, 2011	106,076	$490,226	$147,444	$6,185		$643,855
Proceeds from exercise of stock options	2	19				19
Tax benefit from exercise of stock options		2				2
Stock-based Compensation Expense		590				590
Cash dividends declared
Common ($0.085 per share)			(9,017)			(9,017)
Comprehensive income:
Net earnings			16,600		$16,600	16,600
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				2,555	2,555	2,555

Comprehensive income					$19,155

Balance March 31, 2011	106,078	$490,837	$155,027	$8,740		$654,604

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Proceeds from exercise of stock options	30	152				152
Tax benefit from exercise of stock options		35				35
Stock-based Compensation Expense		532				532
Cash dividends declared
Common ($0.085 per share)			(9,035)			(9,035)
Comprehensive income:
Net earnings			16,119		$16,119	16,119
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				6,394	6,394	6,394
Portion of impairment loss on investment securities reclassified in the current year, net				340	340	340

Comprehensive income					$22,853

Balance March 31, 2010	106,293	$491,945	$127,696	$33,124		$652,765

	At March 31,
	2011	2010

Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$4,291	$11,610
Tax benefit	(1,736)	(4,876)

Net unrealized gain on securities	$2,555	$6,734

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$67,948	$78,809
Service charges and other fees received	8,446	8,177
Interest paid	(9,695)	(17,736)
Cash paid to vendors and employees	(33,942)	(27,384)
Income taxes paid	(27,000)	—

Net cash provided by operating activities	5,757	41,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of investment securities	86,684	72,514
Proceeds from redemption of FHLB stock	3,434	—
Proceeds from maturity of investment securities	25,055	30,845
Purchases of investment securities	(280,623)	(57,854)
Net decrease in loans and lease finance receivables	136,380	116,375
Proceeds from sales of premises and equipment	147	12
Proceeds from sales of other real estate owned	1,789	1,874
Proceeds from FDIC shared-loss agreements	21,734	—
Purchase of premises and equipment	(309)	(1,734)
Other, net	(1)	(10)

Net cash (used in) provided by investing activities	(5,710)	162,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	95,328	50,129
Net (decrease)/increase in time deposits	(128,464)	29,930
Repayment of advances from Federal Home Loan Bank	—	(100,000)
Net increase in other borrowings	1,049	1,807
Net increase in customer repurchase agreements	35,821	50,082
Cash dividends on common stock	(9,017)	(9,035)
Proceeds from exercise of stock options	19	152
Tax benefit related to exercise of stock options	2	35

Net cash (used in) provided by financing activities	(5,262)	23,100

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,215)	226,988
CASH AND CASH EQUIVALENTS, beginning of period	404,275	104,480

CASH AND CASH EQUIVALENTS, end of period	$399,060	$331,468

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Dollar amounts in thousands

	For the Three Months
	Ended March 31,
	2011	2010
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$16,600	$16,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Gain) loss on sales of premises and equipment	(7)	9
(Gain) on sale of other real estate owned	(74)	(185)
Increase from bank owned life insurance	(707)	(845)
Net amortization of premiums on investment securities	3,212	998
Accretion of SJB Discount	(1,951)	(13,378)
Provisions for credit losses	7,068	12,200
Provisions for revaluation of other real estate owned	820	—
(Increase)/decrease in FDIC Loss Sharing Asset	(1,415)	10,583
Stock-based compensation	590	532
Depreciation and amortization	2,560	2,588
Change in accrued interest receivable	384	1,250
Change in accrued interest payable	(359)	(475)
Change in other assets and liabilities	(20,964)	12,470

Total adjustments	(10,843)	25,747

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,757	$41,866

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$55,791	$—
Transfer from loans to other real estate owned	$3,669	$17,397
See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2011 and 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
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
Nature of Operations — The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides automobile and equipment leasing to customers through its Citizens Financial Services Group and trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located in San Bernardino County, Riverside County, Orange County, Los Angeles County, Madera County, Fresno County, Tulare County, Kern County and San Joaquin County. The Bank operates 43 Business Financial Centers, five Commercial Banking Centers, and three wealth management offices with its headquarters located in the city of Ontario.
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

Cash and due from banks — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions, with initial terms of ninety days or less, are included in Cash and due from banks.
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
Loans and Lease Finance Receivables - Loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. Interest on loans and lease finance receivables is credited to income based on the principal amount outstanding. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2011, the Company had entered into commitments with certain customers amounting to $595.8 million compared to $570.1 million at December 31, 2010. Letters of Credit at March 31, 2011 and December 31, 2010, were $68.3 million and $70.4 million, respectively.
The Bank receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in dairy, livestock and agribusiness.
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
Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is adequate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The provision for credit losses is charged to expense. During the first three months of 2011, we recorded a provision for credit losses of $7.1 million. The allowance for credit losses was $101.1 million as of March 31, 2011, or 3.11% of total non-covered loans and leases.
In addition to the allowance for credit losses, the Company also has a reserve for undisbursed commitments for loans and letters of credit. This reserve is carried in the liabilities section of the balance sheet in other liabilities. Provisions to this reserve are included in other expense. For the first three months of 2011, the Company recorded an increase of $732,000 in the reserve for undisbursed commitments. As of March 31, 2011, the balance in this reserve was $11.2 million.
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
At March 31, 2011, the Company had non-covered impaired loans of $120.1 million. Of this amount, $4.0 million consisted of non-accrual residential construction and land loans, $40.0 million in non-accrual commercial construction loans, $18.4 million of non-accrual single family mortgage loans, $35.0 million of non-accrual commercial real estate loans, $7.5 million of non-accrual commercial and industrial loans, $3.0 million in dairy and livestock loans, and $260,000 of non-accrual consumer loans. Non-covered impaired loans also include $38.4 million of loans whose terms were modified in a troubled debt restructure, of which $26.5 million are classified as non-accrual. The remaining balance of $11.9 million consists of nine loans performing according to the restructured terms. These loans had specific reserves of $1.3 million at March 31, 2011. At December 31, 2010, the Bank had classified as impaired, non-covered loans with a balance of $170.3 million.
Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The existence of impairment is based on undiscounted cash flows. To the extent impairment exists, the impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in noninterest expense.

FDIC Loss Sharing Asset — The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC.
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
At March 31, 2011 goodwill was $55.1 million. As of March 31, 2011, intangible assets that continue to be subject to amortization include core deposit premiums of $8.1 million (net of $23.9 million of accumulated amortization). Amortization expense for such intangible assets was $901,000 for the three months ended March 31, 2011. Estimated amortization expense, for the remainder of 2011 is expected to be $2.6 million. Estimated amortization expense, for the succeeding years is $2.2 million for 2012, $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015 and $1.3 million thereafter. The weighted average remaining life of intangible assets is approximately 2.2 years.
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
Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at March 31, 2011 was 106,078,253. The tables below presents the reconciliation of earnings per share for the periods indicated.
Earnings Per Share Reconciliation
(Dollars and shares in thousands, except per share amounts)

	For the three months ended
	March 31,
	2011	2010
Earnings per common share
Net earnings	$16,600	$16,119
Less: Dividends on preferred stock and discount amortization	—	—

Net earnings available to common shareholders	$16,600	$16,119

Less: Net earnings allocated to restricted stock	66	54

Net earnings allocated to common shareholders (numerator)	$16,534	$16,065

Weighted Average Shares Outstanding (denominator)	105,651	105,929
Earnings per common share	$0.16	$0.15

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$16,534	$16,065

Weighted Average Shares Outstanding	105,651	105,929
Incremental shares from assumed exercise of outstanding options	53	192

Diluted Weighted Average Shares Outstanding (denominator)	105,704	106,121
Diluted earnings per common share	$0.16	$0.15

Stock-Based Compensation — At March 31, 2011, the Company has three stock-based employee compensation plans, which are described more fully in Note 17 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.
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
CitizensTrust — This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario, and Irvine. CitizensTrust has approximately $2.2 billion in assets under administration, including $1.2 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.
Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determininations and disclosures, impairment of investments, goodwill, loans, determining the amount and the realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.
Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. Except as discussed in Part II — Other Information Item 1, “Legal Proceedings,” at March 31, 2011 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.
Recent Accounting Pronouncements — In April, 2011 the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after January 1, 2011. The Company is currently assessing the impact of this guidance on its financial statements.

2. INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	March 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$86,297	$77	$(404)	$85,970	4.26%
Mortgage-backed securities	887,201	12,140	(6,846)	892,495	44.24%
CMO’s / REMIC’s	415,831	4,458	(1,402)	418,887	20.76%
Municipal bonds	612,843	13,309	(5,976)	620,176	30.74%

Total Investment Securities	$2,002,172	$29,984	$(14,628)	$2,017,528	100.00%

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding		Total
	Cost	Gain	Loss	Fair Value	Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO’s / REMIC’s	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

Approximately 69% of the available-for-sale portfolio, at March 31, 2011, represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2011 and December 31, 2010.

Composition of the Fair Value and Gross Unrealized of Securities:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,039	$288	$3,039	$288

Available-for-Sale
Government agency	$79,440	$404	$—	$—	$79,440	$404
Mortgage-backed securities	453,643	6,846	—	—	453,643	6,846
CMO/REMICs	162,094	1,402	—	—	162,094	1,402
Municipal bonds	168,299	5,088	5,599	888	173,898	5,976

	$863,476	$13,740	$5,599	$888	$869,075	$14,628

	December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)

Held-To-Maturity
CMO (1)	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

(1)	For 2010, the Company recorded a $587,000 charge, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.
The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.
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
CMO Held-to-Maturity — We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $3.0 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of March 31, 2011, the unrealized loss on this security was $288,000 and the fair value on the security was 66% of the current par value. The security is rated non-investment grade. We evaluated the security for an other-than-temporary decline in fair value as of March 31, 2011. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the first quarter 2010 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized no other-than-temporary impairment loss in the first quarter of 2011 and $685,000 in the first quarter of 2010.
The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the three months ended March 31, 2011.

For the three months
ended
March 31, 2011
(in thousands)
Balance, beginning of the period	$1,227
Addition of OTTI that was not previously recognized	—
Reduction for securities sold during the period	—

Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—

Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,227

Government Agency — The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Bank will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at March 31, 2011.
Mortgaged-Backed Securities and CMO/REMICs — Almost all of the available-for-sale mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All available-for-sale mortgage-backed securities are rated investment grade with a weighted average life of approximately 3.5 years. The contractual cash flows of 99.33% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 0.67% are issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. There was no loss greater than 12 months on these securities at March 31, 2011.
Municipal Bonds — Ninety-eight percent of our $620.2 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with an average remaining maturity of approximately 10.12 years. The unrealized loss greater than 12 months on these securities at March 31, 2011 was $888,000. The Bank diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Bank’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

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
At March 31, 2011 and December 31, 2010, investment securities having an amortized cost of approximately $1.88 billion and $1.74 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
			Weighted-
	Amortized	Fair	Average
	Cost	Value	Yield
	(amounts in thousands)
Due in one year or less	$107,396	$109,487	3.60%
Due after one year through five years	1,450,540	1,461,952	3.01%
Due after five years through ten years	270,816	277,399	4.05%
Due after ten years	173,420	168,690	3.88%

	$2,002,172	$2,017,528	3.25%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2011.

3. LOAN AND LEASE FINANCE RECEIVABLES
The following is a summary of the components of loan and lease finance receivables (dollars in thousands):

	March 31, 2011
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$456,040	$34,276	$490,316
Real Estate:
Construction	109,540	60,022	169,562
Commercial Real Estate	1,966,589	288,658	2,255,247
SFR Mortgage	205,583	4,862	210,445
Consumer	51,818	9,804	61,622
Municipal lease finance receivables	122,422	475	122,897
Auto and equipment leases, net of unearned discount	17,399	—	17,399
Dairy and Livestock	325,052	—	325,052
Agribusiness	885	48,779	49,664

Gross Loans	$3,255,328	$446,876	$3,702,204

Less: Purchase Accounting Discount	—	(98,117)	(98,117)
Less: Deferred net loan fees	(5,640)	—	(5,640)

Gross loans, net of deferred loan fees	$3,249,688	$348,759	$3,598,447
Less: Allowance for credit losses	(101,067)	—	(101,067)

Net Loans	$3,148,621	$348,759	$3,497,380

	December 31, 2010
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase Accounting Discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

At March 31, 2011, the Company held approximately $1.35 billion of fixed rate loans. As of March 31, 2011, 60.9% of the loan portfolio consisted of commercial real estate loans, 4.6% of the loan portfolio consisted of construction loans and 5.7% of the loan portfolio consisted of SFR mortgages. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

4. ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED (NON-COVERED LOANS)
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
The first major element includes a detailed analysis of the loan portfolio in two phases. In the first phase, individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for credit losses or charge-off the impaired balance if it determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formulae allowance so as not to double-count the loss exposure.
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
The Bank’s methodology is consistently applied across all the portfolio segments taken into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. There have been no significant changes to the methodology or policies in the periods presented.
The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Bank evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Bank recorded an increase of $732,000 and $1.3 million in the reserve for undisbursed commitments for the first quarters of 2011 and 2010, respectively. As of March 31, 2011, the balance in this reserve was $11.2 million compared to a balance of $10.5 million as of December 31, 2010.
Management believes that the ALLL was adequate at March 31, 2011. No assurance can be given that economic conditions which adversely affect the Bank’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for loan losses, and the recorded investment in held-for-investment loans by portfolio segment and its evaluation based on impairment method as of March 31, 2011, December 31, 2010 and March 31, 2010:
Allowance for Credit Losses and Recorded Investment in Financing Receivables
(Dollars in thousands)

				Municipal
				Lease	Dairy
	Commercial			Finance	&	Consumer,	Covered
	and Industrial	Construction	Real Estate	Receivables	Livestock	Auto & Other	Loans (1)	Unallocated	Total
Three Months Ended March 31, 2011
Allowance for Credit Losses:

Beginning balance	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$0	$803	$105,259
Charge-offs	(689)	(6,160)	(2,471)	—	(2,204)	(120)	(394)	—	(12,038)
Recoveries	142	—	581	—	—	52	3	—	778
Provision	(482)	2,350	1,151	639	(430)	707	391	2,742	7,068

Ending balance	$10,443	$6,378	$42,790	$2,811	$33,427	$1,673	$—	$3,545	$101,067

Ending balance: Individually evaluated for impairment	$364	$—	$885	$—	$—	$37	$—	$—	$1,286

Ending balance: Collectively evaluated for impairment	$10,079	$6,378	$41,905	$2,811	$33,427	$1,636	$—	$3,545	$99,781

Financing receivables:
Ending balance	$456,925	$109,540	$2,172,172	$122,422	$325,052	$69,217	$348,759	$—	$3,604,087

Ending balance: Individually evaluated for impairment	$10,136	$42,320	$62,707	$—	$2,996	$260	$14,965	$—	$133,384

Ending balance: Collectively evaluated for impairment	$446,789	$67,220	$2,109,465	$122,422	$322,056	$68,957	$333,794	$—	$3,470,703

Twelve Months Ended December 31, 2010
Allowance for Credit Losses:

Beginning balance	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(6,290)	(15,648)	(41,356)	(13)	(1,205)	(627)	(385)	—	(65,524)
Recoveries	242	291	35	—	—	76	15	—	659
Provision	9,990	4,323	42,635	461	6,215	581	370	(3,375)	61,200

Ending balance	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259

Ending balance: Individually evaluated for impairment	$50	$3,300	$681	$—	$—	$28	$—	$—	$4,059

Ending balance: Collectively evaluated for impairment	$11,422	$6,888	$42,848	$2,172	$36,061	$1,006	$—	$803	$101,200

Financing receivables:
Ending balance	$462,085	$138,980	$2,198,723	$128,552	$376,143	$74,729	$374,012	$—	$3,753,224

Ending balance: Individually evaluated for impairment	$9,404	$63,025	$90,416	$—	$5,207	$586	$15,879	$—	$184,517

Ending balance: Collectively evaluated for impairment	$452,681	$75,955	$2,108,307	$128,552	$370,936	$74,143	$358,133	$—	$3,568,707

Three Months Ended March 31, 2010
Allowance for Credit Losses:

Beginning balance	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(2,569)	(4,685)	(1,580)	—	—	(97)	—	—	(8,931)
Recoveries	119	—	1	—	—	8	—	—	128
Provision	2,865	2,532	3,140	347	1,533	862	—	921	12,200

Ending balance	$7,945	$19,069	$43,776	$2,071	$32,584	$1,777	$—	$5,099	$112,321

Ending balance: Individually evaluated for impairment	$225	$7	$1,359	$—	$—	$73	$—	$—	$1,664

Ending balance: Collectively evaluated for impairment	$7,720	$19,062	$42,417	$2,071	$32,584	$1,704	$—	$5,099	$110,657

Financing receivables:
Ending balance	$408,554	$221,130	$2,247,732	$155,511	$391,668	$90,025	$438,539	$—	$3,953,159

Ending balance: Individually evaluated for impairment	$6,393	$41,028	$35,767	$—	$—	$609	$24,071	$—	$107,868

Ending balance: Collectively evaluated for impairment	$402,161	$180,102	$2,211,965	$155,511	$391,668	$89,416	$414,468	$—	$3,845,291

(1)	Net of purchase accounting discount

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
A loan is considered impaired when based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Department. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals.
Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.
The accrual of interest on loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is no longer probable. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Non-accrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected. Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $831,000 and $1.0 million greater for the first quarters of 2011 and 2010, respectively.

The following table presents the recorded investment in held-for-investment and held-for-sale, non-covered, non-accrual loans and loans past due by class of loans as of March 31, 2011, December 31, 2010 and March 31, 2010:
(Dollars in Thousands)

			Greater Than
			90 Days Past				Total
	30-59 Days	60-89 Days	Due and	Total Past			Financing
March 31, 2011	Past Due	Past Due	Accruing	Due	Nonaccrual	Current	Receivables
Commercial & Industrial	$72	$—	$—	$72	$7,542	$449,311	$456,925
Construction — Speculative	—	—	—	—	34,656	58,393	93,049
Construction — Non-Speculative	1,492	—	—	1,492	9,320	7,335	18,147
Commercial Real Estate — Owner-Occupied	366	—	—	366	1,511	698,980	700,857
Commercial Real Estate — Non-Owner-Occupied	—	532	—	532	33,440	1,231,760	1,265,732
Residential Real Estate (SFR 1-4)	993	—	—	993	18,425	188,014	207,432
Dairy & Livestock	—	—	—	—	2,996	322,056	325,052
Municipal Lease Finance Receivables	—	—	—	—	—	122,422	122,422
Consumer	9	—	—	9	259	51,550	51,818
Auto & Equipment Leases	139	28	—	167	1	17,231	17,399

Total	$3,071	$560	$—	$3,631	$108,150	$3,147,052	$3,258,833

			Greater Than
			90 Days Past				Total
	30-59 Days	60-89 Days	Due and	Total Past			Financing
December 31, 2010	Past Due	Past Due	Accruing	Due	Nonaccrual	Current	Receivables

Commercial & Industrial	$2,177	$1,036	$—	3,213	$3,887	$454,985	$462,085
Construction — Speculative	—	—	—	—	55,208	66,343	121,551
Construction — Non-Speculative	—	—	—	—	9,473	9,612	19,085
Commercial Real Estate — Owner-Occupied	62	—	—	62	5,457	545,073	550,592
Commercial Real Estate — Non-Owner-Occupied	3,132	—	—	3,132	59,402	1,367,130	1,429,664
Residential Real Estate (SFR 1-4)	1,473	1,124	—	2,597	17,800	199,368	219,765
Dairy & Livestock	—	—	—	—	5,207	370,936	376,143
Municipal Lease Finance Receivables	—	—	—	—	—	128,552	128,552
Consumer	—	29	—	29	537	56,181	56,747
Auto & Equipment Leases	93	14	—	107	49	17,826	17,982

Total	$6,937	$2,203	$—	$9,140	$157,020	$3,216,006	$3,382,166

			Greater Than
			90 Days Past				Total
	30-59 Days	60-89 Days	Due and	Total Past			Financing
March 31, 2010	Past Due	Past Due	Accruing	Due	Nonaccrual	Current	Receivables
Commercial & Industrial	$679	$1,670	$—	$2,349	$6,393	$399,812	$408,554
Construction — Speculative	8,143	—	—	8,143	24,142	165,671	197,956
Construction — Non-Speculative	—	—	—	—	9,929	15,765	25,694
Commercial Real Estate — Owner-Occupied	130	—	—	130	1,906	738,847	740,883
Commercial Real Estate — Non-Owner-Occupied	3,156	—	—	3,156	20,135	1,230,248	1,253,539
Residential Real Estate (SFR 1-4)	3,199	547	—	3,746	13,726	238,459	255,931
Dairy & Livestock	—	—	—	—	—	391,668	391,668
Municipal Lease Finance Receivables	—	—	—	—	—	155,511	155,511
Consumer	—	28	—	28	123	62,328	62,479
Auto & Equipment Leases	276	89	—	365	486	26,695	27,546

Total	$15,583	$2,334	$—	$17,917	$76,840	$3,425,004	$3,519,761

Credit Quality Indicators
The Company’s risk rating methodology assigns risk ratings generally described by the following groupings:
Pass — These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.
Watch List —Watch list loans usually require more than normal management attention. Loans which qualify for the Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.
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
Loss — Loans classified as Loss are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.
Impaired — Loans are classified as Impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement, without unreasonable delay. This generally includes all loans classified as non-accrual and troubled debt restructurings.

The following table summarizes our internal risk grouping by loan class as of March 31, 2011, December 31, 2010 and March 31, 2010 for non-covered, held-for-investment loans:
Credit Quality Indicators
As of March 31, 2011, December 31, 2010 and March 31, 2010
(Amounts in Thousands)
Credit Risk Profile by Internally Assigned Grade

	March 31, 2011
			Special		Doubtful &
	Pass	Watch List	Mention	Sub-Standard	Loss	Total
Commercial & Industrial	$310,233	$76,268	$37,395	$32,996	$33	$456,925
Construction — Speculative	796	8,251	24,522	57,824	—	91,393
Construction — Non-Speculative	606	3,784	2,005	11,752	—	18,147
Commercial Real Estate — Owner-Occupied	367,139	105,493	93,386	134,839	—	700,857

Commercial Real Estate — Non-Owner-Occupied	862,262	208,533	74,732	120,205	—	1,265,732
Residential Real Estate (SFR 1-4)	175,636	11,926	701	17,320	—	205,583
Dairy & Livestock	911	2,164	123,034	198,943	—	325,052
Municipal Lease Finance Receivables	85,275	13,515	13,559	10,073	—	122,422
Consumer	42,841	3,854	2,707	2,332	84	51,818
Auto & Equipment Leases	10,818	3,426	893	2,262	—	17,399

Total Non-covered Loans	1,856,517	437,214	372,934	588,546	117	3,255,328
Covered Loans	130,726	47,967	29,108	238,367	708	446,876

Total Gross Loans	$1,987,243	$485,181	$402,042	$826,913	$825	$3,702,204

	December 31, 2010
			Special		Doubtful &
	Pass	Watch List	Mention	Sub-Standard	Loss	Total
Commercial & Industrial	$311,303	$80,306	$35,670	$34,741	$65	$462,085
Construction — Speculative	428	16,022	24,773	78,672	—	119,895
Construction — Non-Speculative	3,168	3,422	2,346	10,149	—	19,085
Commercial Real Estate — Owner-Occupied	369,974	98,295	32,647	49,676	—	550,592

Commercial Real Estate — Non-Owner-Occupied	853,581	209,185	123,912	242,986	—	1,429,664
Residential Real Estate (SFR 1-4)	190,022	11,002	801	16,642	—	218,467
Dairy & Livestock	4,373	4,917	152,891	213,962	—	376,143
Municipal Lease Finance Receivables	92,064	11,540	21,746	3,202	—	128,552
Consumer	47,927	4,885	2,367	1,484	84	56,747
Auto & Equipment Leases	10,925	3,450	1,122	2,483	2	17,982

Total Non-covered Loans	1,883,765	443,024	398,275	653,997	151	3,379,212
Covered Loans	139,038	59,996	42,147	247,407	187	488,775

Total Gross Loans	$2,022,803	$503,020	$440,422	$901,404	$338	$3,867,987

	March 31, 2010
			Special
	Pass	Watch List	Mention	Sub-Standard	Doubtful	Total
Commercial & Industrial	$271,512	$81,143	$26,942	$28,957	$—	$408,554
Construction — Non-Speculative	8,115	7,175	—	10,405	—	25,695
Construction — Speculative	1,473	36,038	33,372	124,342	210	195,435
Commercial Real Estate — Owner-Occupied	423,664	122,620	59,070	135,529	—	740,883

Commercial Real Estate — Non-Owner-Occupied	872,029	174,892	53,297	153,321	—	1,253,539
Residential Real Estate (SFR 1-4)	227,821	9,343	734	15,412	—	253,310
Dairy & Livestock	13,414	79,745	121,602	176,907	—	391,668
Municipal Lease Finance Receivables	127,955	11,662	12,949	2,945	—	155,511
Consumer	52,491	5,162	3,223	1,603	—	62,479
Auto & Equipment Leases	16,736	3,933	3,198	3,679	—	27,546

Total Non-covered Loans	2,015,210	531,713	314,387	653,100	210	3,514,620
Covered Loans	215,101	47,780	41,291	298,209	—	602,381

Total Gross Loans	$2,230,311	$579,493	$355,678	$951,309	$210	$4,117,001

Non-covered Impaired Loans
The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of March 31, 2011, December 31, 2010 and March 31, 2010:
Non-Covered Impaired Loans
As of March 31, 2011, December 31, 2010 and March 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011
With no related allowance recorded:
Commercial & Industrial	$7,574	$8,691	$—	$8,657	$52
Construction — Speculative	34,656	56,431	—	39,521	—
Construction — Non-Speculative	9,320	10,149	—	9,396	—
Commercial Real Estate — Owner-Occupied	1,511	1,721	—	1,648	—
Commercial Real Estate — Non-Owner-Occupied	39,880	48,014	—	40,138	131
Residential Real Estate (SFR 1-4)	17,327	20,370	—	17,816	8
Dairy & Livestock	2,996	5,777	—	4,654	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

	113,264	151,153	—	121,830	191

With a related allowance recorded:
Commercial & Industrial	$2,562	$2,601	$364	$2,853	$—
Construction — Speculative	—	—	—	—	—
Construction — Non-Speculative	—	—	—	—	—
Commercial Real Estate — Owner-Occupied	—	—	—	—	—
Commercial Real Estate — Non-Owner-Occupied	1,647	1,655	717	1,661	—
Residential Real Estate (SFR 1-4)	2,342	2,446	168	2,351	—
Dairy & Livestock	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	259	265	37	260	—
Auto & Equipment Leases	1	1	—	2	—

	6,811	6,968	1,286	7,127	—

Total	$120,075	$158,121	$1,286	$128,957	$191

December 31, 2010
With no related allowance recorded:
Commercial & Industrial	$9,060	$9,600	$—	$9,972	$339
Construction — Speculative	47,328	65,121	—	56,610	—
Construction — Non-Speculative	9,473	10,149	—	9,777	—
Commercial Real Estate — Owner-Occupied	4,528	4,528	—	4,541	—
Commercial Real Estate — Non-Owner-Occupied	66,856	103,010	—	93,807	498
Residential Real Estate (SFR 1-4)	13,766	16,285	—	14,556	—
Dairy & Livestock	5,207	5,780	—	6,334	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	334	334	—	336	—
Auto & Equipment Leases	—	—	—	—	—

	156,552	214,807	—	195,933	837

With a related allowance recorded:
Commercial & Industrial	$344	$352	$50	$371	$—
Construction — Speculative	7,880	12,588	3,300	8,966	—
Construction — Non-Speculative	—	—	—	—	—
Commercial Real Estate — Owner-Occupied	929	929	136	934	—
Commercial Real Estate — Non-Owner-Occupied	303	311	25	308	—
Residential Real Estate (SFR 1-4)	4,034	4,086	520	4,067	—
Dairy & Livestock	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	203	205	21	207	—
Auto & Equipment Leases	49	49	7	77	—

	13,742	18,520	4,059	14,930	—

Total	$170,294	$233,327	$4,059	$210,863	$837

March 31, 2010
With no related allowance recorded:
Commercial & Industrial	$4,370	$6,890	$—	$6,451	$—
Construction — Speculative	33,494	46,074	—	37,034	125
Construction — Non-Speculative	9,929	10,149	—	10,005	—
Commercial Real Estate — Owner-Occupied	500	500	—	500	—
Commercial Real Estate — Non-Owner-Occupied	19,817	21,135	—	20,654	—
Residential Real Estate (SFR 1-4)	9,967	10,897	—	10,343	—
Dairy & Livestock	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	40	100	—	85	—
Auto & Equipment Leases	—	—	—	—	—

	78,117	95,745	—	85,072	125

With a related allowance recorded:
Commercial & Industrial	$2,023	$2,031	$225	$2,028	$—
Construction — Speculative	125	127	7	125	—
Construction — Non-Speculative	—	—	—	—	—
Commercial Real Estate — Owner-Occupied	1,406	1,404	582	1,408	—
Commercial Real Estate — Non-Owner-Occupied	318	323	36	320	—
Residential Real Estate (SFR 1-4)	3,759	3,794	741	3,786	—
Dairy & Livestock	—	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	83	83	12	83	—
Auto & Equipment Leases	486	486	61	497	—

	8,200	8,248	1,664	8,247	—

Total	$86,317	$103,993	$1,664	$93,319	$125

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the non-accrual loans as of March 31, 2011 have already been written-down to their estimated net realizable value. The impaired loans with a related allowance recorded are on non-accrual loans where a charge-off is not yet processed, on non-accrual SFR loans where there is a potential modification in process, on smaller balance non-collateral dependent loans and impairment reserves on performing restructured loans.
At March 31, 2011 and December 31, 2010, impaired loans of $11.9 million and $13.3 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment, is performing according to the modified terms and the restructured loan is well secured.
5. FAIR VALUE INFORMATION
The following disclosure provides fair value information for financial assets and liabilities as of March 31, 2011 and December 31, 2010. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).
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
Investment securities available-for-sale — Investment securities available-for-sale are valued based upon quotes obtained from reputable third-party pricing services. These services use evaluated pricing applications and model processes. Market inputs, such as, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data are considered as part of the evaluation. The inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. Accordingly, the Company categorized its investment portfolio as a Level 2 valuation.
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
The fair value of commitments to extend credit and standby letters of credit were not significant at either March 31, 2011 or December 31, 2010, as these instruments predominantly have adjustable terms and are of a short-term nature.
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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Description of Assets
Mortgage-backed securities	$892,495	$—	$892,495	$—
CMO’s / REMIC’s	418,887	—	418,887	—
Government agency	85,970	—	85,970	—
Municipal bonds	620,176	—	620,176	—

Investment Securities-AFS	2,017,528	—	2,017,528	—
Interest Rate Swaps	5,847	—	5,847	—

Total Assets	$2,023,375	$—	$2,023,375	$—

Description of Liability
Interest Rate Swaps	$5,847	$—	$5,847	$—
Assets & Liabilities Measured at Fair Value on a Recurring Basis

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying Value at	Assets	Inputs	Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description of Assets
Mortgage-backed securities	$808,409	$—	$808,409	$—
CMO’s / REMIC’s	270,477	—	270,477	—
Government agency	106,273	—	106,273	—
Municipal bonds	606,399	—	606,399	—

Investment Securities-AFS	1,791,558	—	1,791,558	—
Interest Rate Swaps	9,127	—	9,127	—

Total Assets	$1,800,685	$—	$1,800,685	$—

Description of Liability
Interest Rate Swaps	$9,127	$—	$9,127	$—
We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at March 31, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the three
		Active Markets	Other	Significant	months ended
		for Identical	Observable	Unobservable	March 31,
	Carrying Value at	Assets	Inputs	Inputs	2011
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,039	$—	$—	$3,039	$—
Impaired Loans-Noncovered	$120,075	$—	$—	$120,075	$(11,644)
OREO-Noncovered	$6,240	$—	$—	$6,240	$(18)
OREO-Covered	$11,490	$—	$—	$11,490	$(802)
Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

		Quoted Prices in	Significant		For the year
		Active Markets	Other	Significant	ended
		for Identical	Observable	Unobservable	December 31,
	Carrying Value at	Assets	Inputs	Inputs	2010
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
Description of Assets
Investment Security-HTM	$3,143	$—	$—	$3,143	$(904)
Impaired Loans-Noncovered	$170,294	$—	$—	$170,294	$(65,524)
OREO-Noncovered	$5,290	$—	$—	$5,290	$(4,578)
OREO-Covered	$11,305	$—	$—	$11,305	$(2,912)
The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Bank could have realized in a current market exchange as of March 31, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(amounts in thousands)
Assets
Total cash and cash equivalents	$399,060	$399,060	$404,275	$404,275
Interest-bearing balances due from depository institutions	50,190	50,190	50,190	50,190
FHLB Stock	83,310	83,310	86,744	86,744
Investment securities available-for-sale	2,017,528	2,017,528	1,791,558	1,791,558
Investment securities held-to-maturity	3,039	3,039	3,143	3,143
Loans held-for-sale	3,505	3,505	2,954	2,954
Total Loans, net of allowance for credit losses	3,497,380	3,559,924	3,642,481	3,729,296
Accrued interest receivable	23,263	23,263	23,647	23,647
Swaps	5,847	5,847	9,127	9,127

Liabilities
Deposits:
Noninterest-bearing	$1,817,951	$1,817,951	$1,701,523	$1,701,523
Interest-bearing	2,667,738	2,668,688	2,817,305	2,818,390
Demand note to U.S. Treasury	2,966	2,966	1,917	1,917
Borrowings	1,131,467	1,161,575	1,095,578	1,128,562
Junior subordinated debentures	115,055	115,803	115,055	115,823
Accrued interest payable	4,626	4,626	4,985	4,985
Swaps	5,847	5,847	9,127	9,127

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.
6. BUSINESS SEGMENTS
The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers and the Treasury Department. The Company’s subsidiary bank has 43 Business Financial Centers and 5 Commercial Banking Centers (branches), organized in 5 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank which is the basis for determining the Bank’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. The Bank’s Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing the Bank’s investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, SBA lending, leasing, and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.
The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management’s internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the “Business Financial and Commercial Banking Centers” category are the actual loan fees paid to the Bank by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual reportable segments for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31, 2011
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$39,439	$15,221	$11,852	$—	$66,512
Credit for funds provided (1)	6,026	—	2,688	(8,714)	—

Total interest income	45,465	15,221	14,540	(8,714)	66,512

Interest expense	3,268	5,291	844	—	9,403
Charge for funds used (1)	1,286	8,302	(874)	(8,714)	—

Total interest expense	4,554	13,593	(30)	(8,714)	9,403

Net interest income	40,911	1,628	14,570	—	57,109

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	$40,911	$1,628	$7,502	$—	$50,041

Non-interest income	5,212	—	4,766	—	9,978
Non-interest expense	12,631	216	23,458	—	36,305

Segment pretax profit (loss)	$33,492	$1,412	$(11,190)	$—	$23,714

Segment assets as of March 31, 2011	$4,903,546	$2,540,188	$724,182	$(1,669,564)	$6,498,352

	Three Months Ended March 31, 2010
	Business
	Financial
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$42,752	$22,804	$24,996	$—	$90,552
Credit for funds provided (1)	16,823	—	7,016	(23,839)	—

Total interest income	59,575	22,804	32,012	(23,839)	90,552

Interest expense	6,636	9,907	670	—	17,213
Charge for funds used (1)	3,521	8,856	11,462	(23,839)	—

Total interest expense	10,157	18,763	12,132	(23,839)	17,213

Net interest income	49,418	4,041	19,880	—	73,339

Provision for credit losses	—	—	12,200		12,200

Net interest income after provision for credit losses	$49,418	$4,041	$7,680	$—	$61,139

Non-interest income	5,604	(685)	(7,130)	—	(2,211)
Non-interest expense	13,132	380	22,410	—	35,922

Segment pretax profit (loss)	$41,890	$2,976	$(21,860)	$—	$23,006

Segment assets as of March 31, 2010	$4,825,482	$2,476,423	$769,487	$(1,282,740)	$6,788,652

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Bank is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of March 31, 2011, the Bank entered into 57 interest-rate swap agreements with customers and 57 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the bank’s earnings.
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

As of March 31, 2011, the total notional amount of the Bank’s swaps was $173.6 million. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended March 31, 2011.
Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2011		March 31, 2011
	(amounts in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps	Other Assets	$5,847	Other Liabilities	$5,847

Total Derivatives		$5,847		$5,847

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for
three months ended March 31, 2011
(amounts in thousands)

		Amount of Gain
	Location of Gain	Recognized in Income
Derivatives Not Designated as	Recognized in	on Derivative
Hedging Instruments	Income on Derivative	March 31, 2011
Interest Rate Swaps	Other Income	$101

Total		$101

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust. We are headquartered in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area encompasses the City of Stockton in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area while maintaining a strong capital base and prudent loan loss reserves. We intend to grow our business through targeted efforts at our existing customers and by attracting new associates who bring customer relationships with them and acquisitions.
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
Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 17.6% of our total loan portfolio of $3.60 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.
Over the past few years, we have been active in acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value, along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera and Stockton, California. We also opened five Commercial Banking Centers since 2008.
Our net income increased to $16.6 million for the first three months of 2011 compared with $16.1 million for the first three months of 2010, an increase of $481,000 million, or 2.98%. Diluted earnings per share increased to $0.16 per share for 2011, from $0.15 per share for 2010. Operating results for the first three months of 2011 include a $7.1 million provision for credit losses, $2.0 million in interest income from accelerated accretion on loans from our FDIC assisted acquisition of San Joaquin Bank (SJB), and $1.4 million in income from the increase in the FDIC loss sharing asset.
During the first quarter of 2011, the Bank sold six of seven notes previously held in connection with its former largest borrowing relationship. The six notes, with a bank carrying value of $42.9 million (and a legal principal balance of $78.1 million), were sold for $41.0 million, resulting in a $1.9 million charge-off.

The operating results for the first quarter 2011 were impacted by the accounting treatment of credit-related transactions from the SJB loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
ANALYSIS OF THE RESULTS OF OPERATIONS
Earnings
For the quarter ended March 31, 2011, our net earnings were $16.6 million. This represents an increase of $481,000, or 2.98%, from net earnings of $16.1 million for the first quarter of 2010. Basic and diluted earnings per common share increased to $0.16 per share for the first quarter of 2011 compared to $0.15 per share for the first quarter of 2010. The annualized return on average assets was 1.03% and 0.96% for the first quarter of 2011 and 2010, respectively. The annualized return on average equity was 10.33% and 10.07% for the first quarter of 2011 and 2010, respectively.
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

For the first quarter ended March 31, 2011, our net interest income, before provision for credit losses, totaled $57.1 million. This represented a decrease of $16.2 million, or 22.13%, over net interest income of $73.3 million for the same period in 2010. The decrease in net interest income was due to a decrease in interest expense of $7.8 million offset by a decrease in interest income of $24.0 million.
Interest income totaled $66.5 million for the first quarter of 2011. This represented a decrease of $24.0 million, or 26.55%, compared to total interest income of $90.6 million for the same period last year. Interest income on loans decreased by $16.5 million for the first quarter of 2011 compared to the same period last year. Included in first quarter of 2011 interest income is $1.9 million discount accretion on covered loans acquired from SJB, compared to $13.4 million for the first quarter of 2010. Interest income on investment securities also decreased by $7.9 million for the first quarter of 2011 compared to the same period last year.
Interest expense totaled $9.4 million for the first quarter of 2011. This represented a decrease of $7.8 million or 45.37%, from total interest expense of $17.2 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $406.0 million, or 26.35%. The average rate paid on interest-bearing liabilities decreased to 0.94% for the first quarter ending March 31, 2011 from 1.52% for the same period in 2010 or 58 basis points. The average cost of deposits decreased to 0.25% for the first quarter ending March 31, 2011 from 0.48% for the same period in 2010, or 23 basis points.
Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month periods ended March 31, 2011 and 2010. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 — Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month period ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(dollar amounts in thousands)
ASSETS

Investment Securities
Taxable	$1,249,471	$8,839	2.84%	$1,428,338	$16,084	4.50%
Tax preferenced (1)	609,993	5,919	5.50%	659,980	6,532	5.59%
Investment in FHLB stock	86,591	65	0.30%	97,582	66	0.27%
Federal Funds Sold & Interest Bearing
Deposits with other institutions (5)	431,439	374	0.35%	181,421	102	0.22%
Loans HFS	3,460	20	2.34%	2,143	18	3.41%
Loans (2) (3)	3,791,540	49,344	5.28%	4,200,708	54,372	5.25%
Yield adjustment to interest income from discount accretion	(112,953)	1,951	—	(188,812)	13,378	—

Total Earning Assets (5)	6,059,541	66,512	4.60%	6,381,360	90,552	5.90%
Total Non Earning Assets	462,025			456,367

Total Assets	$6,521,566			$6,837,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,745,660	$1,636	0.38%	$1,664,774	$2,730	0.67%
Time Deposits	1,027,962	1,152	0.45%	1,240,528	2,558	0.84%

Total Deposits	2,773,622	2,788	0.41%	2,905,302	5,288	0.74%
Other Borrowings	1,249,571	6,615	2.12%	1,655,551	11,925	2.88%

Interest Bearing Liabilities	4,023,193	9,403	0.94%	4,560,853	17,213	1.52%

Non-interest bearing deposits	1,790,839			1,574,633
Other Liabilities	55,690			53,150
Stockholders’ Equity	651,844			649,091

Total Liabilities and Stockholders’ Equity	$6,521,566			$6,837,727

Net interest income		$57,109			$73,339

Net interest income excluding discount		55,158			59,961

Net interest spread — tax equivalent			3.66%			4.38%
Net interest spread — tax equivalent excluding discount			3.45%			3.39%
Net interest margin			3.82%			4.65%
Net interest margin — tax equivalent			3.98%			4.82%
Net interest margin — tax equivalent excluding discount			3.78%			3.86%
Net interest margin excluding loan fees			3.78%			4.60%
Net interest margin excluding loan fees — tax equivalent			3.94%			4.77%

(1)	Non tax-equivalent rate was 3.17% for 2011, 4.33% for 2010

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2011, $524; 2010, $752

(3)	Non-performing, non-covered loans are included in net loans as follows: 2011, $108.2 million; 2010, $76.8 million (4) Includes interest bearing demand and money market accounts

(5)
For the three month periods ended March 31, 2011 through September 30, 2009, Federal Funds Sold and Interest Bearing Deposits with Other Institutions as well as Total Earning Assets were revised to include the average amount of the interest bearing balances due from the Federal Reserve. As a result, all previously reported net interest spread and net interest margin ratios were revised as follows:

					Net Interest Margin
	Net Interest Spread		Net Interest Margin		(TE) excluding
	(TE)		(TE)		discount
	Prior	Revised	Prior	Revised	Prior	Revised
Three months ended 03/31/11	3.66%	3.66%	3.98%	3.98%	3.78%	3.78%
Three months ended 12/31/10	3.92%	3.68%	4.24%	4.03%	3.84%	3.66%
Three months ended 09/30/10	3.98%	3.72%	4.32%	4.11%	3.92%	3.73%
Three months ended 06/30/10	4.03%	3.76%	4.39%	4.18%	3.99%	3.80%
Three months ended 03/31/10	4.54%	4.38%	4.95%	4.82%	3.96%	3.86%
Three months ended 12/31/09	3.28%	3.18%	3.80%	3.73%	3.80%	3.73%
Three months ended 09/30/09	3.22%	3.17%	3.75%	3.72%	3.75%	3.72%
As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin for the first quarter of 2011 was 3.98%, compared to 4.82% for the first quarter of 2010. The decrease in the net interest margin over the same period last year is primarily the result of changes in the mix of assets and liabilities as discussed in the following paragraphs plus $11.4 million decrease in discount accretion on covered SJB loans which impacted interest income on loans. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice much faster than our loans and securities.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. For the first quarter of 2011, the Company’s net interest spread (TE) was 3.66% as compared to 4.38% for the same period last year. The decrease in net interest spread for the first quarter ended March 31, 2011 resulted from a 130 basis point decrease in yield on earning assets and a 58 basis point decrease in the cost of interest-bearing liabilities, thus generating a 72 basis point decrease in the net interest spread from the same period last year.
The net interest spread was negatively impacted by the $11.4 million decrease in discount accretion on covered SJB loans recognized as a yield adjustment to interest income.
For the first quarter of 2011, the yield (TE) on earning assets decreased to 4.60%, from 5.90% for the same period last year. The cost of average interest-bearing liabilities decreased to 0.94% for the first quarter of 2011 as compared to 1.52% for the same period in 2010. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.
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

	Comparison of three months ended March 31,
	2011 Compared to 2010
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(amounts in thousands)
Interest Income:
Taxable investment securities	$(2,070)	$(5,928)	$753	$(7,245)
Tax-advantaged securities	(699)	66	20	(613)
Fed funds sold & interest-bearing deposits with other institutions	138	59	75	272
Investment in FHLB stock	(7)	7	(1)	(1)
Loans HFS	11	(6)	(3)	2
Loans	(5,297)	311	(42)	(5,028)
Yield adjustment to interest income from discount accretion	(5,376)	(10,117)	4,066	(11,427)

Total interest on earning assets	(13,300)	(15,608)	4,868	(24,040)

Interest Expense:
Savings deposits	134	(1,190)	(38)	(1,094)
Time deposits	(440)	(1,193)	227	(1,406)
Other borrowings	(2,923)	(3,146)	759	(5,310)

Total interest on interest-bearing liabilities	(3,229)	(5,529)	948	(7,810)

Net Interest Income	$(10,071)	$(10,079)	$3,920	$(16,230)

Interest and Fees on Loans
Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $51.3 million for the first three months of 2011. This represented a decrease of $16.5 million, or 24.28%, from interest and fees on loans of $67.8 million for the same period in 2010. The decrease in interest on loans was primarily due to a decrease in the average loans outstanding, and a decrease in accelerated discount accretion on covered loans acquired from SJB. Average loans decreased $333.3 million, or 8.31%, from $4.01 billion for the first three months of 2010 to $3.68 billion for the first three months of 2011. In addition, the discount accretion on covered loans acquired from SJB was $2.0 million in the first quarter of 2011 compared to $13.4 million for the same period in 2010. This amount represents the discount recognized from accelerated principal payments on SJB loans. It is recorded as a yield adjustment to interest income. As a result, the yield on loans decreased to 5.65% for the first three months of 2011, compared to 6.85% for the same period in 2010.
In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing non-covered loans at March 31, 2011 and 2010.
Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and deducted from the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $524,000 for the first three months of 2011, as compared to $752,000 for the same period in 2010, a decrease of $228,000 or 30.40%.
Interest on Investments
The second most important component of interest income is interest on investments, which totaled $14.8 million for the first three months of 2011. This represented a decrease of $7.9 million, or 34.74%, from interest on investments of $22.6 million for the same period in 2010. The decrease in interest on investments for the three months of 2011 from the same period last year was the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 3.72% for the first three months of 2011 compared to 4.85% for the first three months of 2010. Average investment balances for the first three months for 2011 decreased $228.9 million, or 10.96% from the same period last year.
Interest on Deposits
For the first quarter of 2011, interest on deposits totaled $2.8 million. This represented a decrease of $2.5 million, or 47.28%, from interest on deposits of $5.3 million for the same period in 2010. The decrease is due to the decrease in interest rates on deposits plus a decrease in average interest-bearing deposits of $131.7 million, or 4.53%, from the same period last year. The cost of interest-bearing deposits decreased to 0.41% for the first quarter of 2011 from 0.74% for the first quarter of 2010. The cost of total deposits decreased to 0.25% for the first quarter of 2011 from 0.48% for the first quarter of 2010.

Interest on Borrowings
For the first quarter of 2011, interest on borrowings totaled $6.6 million. This represented a decrease of $5.3 million, or 44.53%, from interest on borrowings of $11.9 million for the same period of 2010. The decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 76 basis points, from 2.88% for the first quarter of 2010 to 2.12% for the first quarter of 2011. Average borrowings decreased $406.0 million, or 24.52%.
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
We made a provision for credit losses of $7.1 million during the first three months of 2011 and $12.2 million during the same period in 2010. We continue to make provisions for credit losses based on historical losses and current economic indicators. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses. The ratio of the allowance for credit losses to total non-covered loans as of March 31, 2011 and 2010 was 3.11% and 3.20%, respectively.
No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $11.3 million for the first three months of 2011 and $8.8 million during the same period of 2010. See “Risk Management — Credit Risk” herein.
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
We reported other operating income of $10.0 million for the first three months of 2011, compared to other operating income of $(2.2) million during the same period of 2010. This represents an increase of $12.2 million, primarily due to a $10.6 million reduction in the FDIC loss sharing asset during the first three months of 2010.
During the first three months of 2011, we reported increases in trust and investment services income and bankcard services income compared to the same period last year. Service charge fee income of $3.7 million for the three months ended March 31, 2011 decreased $541,000, or 12.69%, from service charge fee income of $4.3 million for the same period last year. Trust and investment services income of $2.2 million during the first three months of 2011 increased $34,000, or 1.61%, over trust and investment service income of $2.1 million during the first three months of 2010, and a $1.4 million increase in the FDIC loss sharing asset.

Other Operating Expenses
Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $36.3 million for the first three months of 2011. This represents an increase of $383,000 million, or 1.07% over other operating expenses of $35.9 million for the same period in 2010. We also had a decrease in salaries and employee expenses of $413,000, or 2.29%. In addition, professional services expenses were up $803,000, or 28.61%, compared to the same period last year, primarily due to legal expenses related to the management and collection of credit-impaired loans acquired from the acquisition of SJB, the management and collection of CBB legacy non-accrual loans, and legal expenses related to the SEC investigation.
At March 31, 2011, we employed 763 full-time equivalent employees, compared to 740 full-time equivalent employees at March 31, 2010.
For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.26% and 2.13% for the first three months of 2011 and 2010, respectively.
Our ability to control other operating expenses in relation to the level of net revenue (net interest income after provision for credit losses plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first three months of 2011, the efficiency ratio was 60.49%, compared to a ratio of 60.96% for the same period in 2010. The efficiency ratio, before the provision for credit losses, was 54.12% for the first three months of 2011 and 50.50% for the first three months of 2010. The increase in the efficiency ratio was primarily due higher other operating income partially offset by lower net interest income (after provision).
Income Taxes
The Company’s effective tax rate for the three months of 2011 was 30.00%, compared to 29.94% for the same period in 2010. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.
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

Business Financial and Commercial Banking Centers
Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three months ended March 31, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended
	March 31,
	2011	2010
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$45,465	$59,575
Interest expense	4,554	10,157

Net Interest Income	$40,911	$49,418

Non-interest income	5,212	5,604
Non-interest expense	12,631	13,132

Segment pretax profit	$33,492	$41,890

Balance Sheet
Average loans	$2,698,124	$2,857,110
Average interest-bearing deposits and customer repos	$3,109,420	$3,172,430
Yield on loans	5.93%	6.01%
Rate paid on interest-bearing deposits and customer repos	0.43%	0.85%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.
For the three months ended March 31, 2011, segment profit decreased by $8.4 million, or 20.05%, compared to the same period last year. This was primarily due to the decrease in net interest income of $8.5 million, or 17.21%, due to decreases in loan balances. Average loan balances decreased $159.0 million or 5.56%, from the same period last year. This decrease also included a decrease in loan yield of 8 basis points. Rates paid on deposits decreased 42 basis points, while average interest-bearing deposits and customer repos decreased $63.0 million, or 1.99%. Non-interest income decreased by $392,000, or 7.00%, compared to the first three months of 2010. Non-interest expense decreased $501,000, or 3.82%, compared to the same period last year. Certain average loans and deposits in the quarter ended March 31, 2010 were reclassified between segments to be consistent with the quarter ended March 31, 2011 presentation.

Treasury
Key measures we use to evaluate the Treasury’s performance are included in the following table for the three months ended March 31, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Three months ended
	March 31,
	2011	2010
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$15,221	$22,804
Interest expense	13,593	18,763

Net Interest Income	$1,628	$4,041

Non-interest income (expense)	—	(685)
Non-interest expense	216	380

Segment pretax profit	$1,412	$2,976

Balance Sheet
Average investments	$2,377,494	$2,367,321
Average interest-bearing deposits	$240,001	$238,612
Average borrowings	$1,134,516	$1,540,496
Yield on investments-TE	3.72%	4.85%
Non-tax equivalent yield	3.17%	4.33%
Rate paid on borrowings	2.04%	2.89%
For the quarter ended March 31, 2011, segment profit decreased by $1.6 million over the same period last year. This was primarily due to a decrease in net interest income of $2.4 million, or 59.71%, from $4.0 million as of March 31, 2010. Certain average loans and deposits in the quarter ended March 31, 2010 were reclassified between segments to be consistent with the quarter ended March 31, 2011 presentation.
There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.
Other

	Three months ended
	March 31,
	2011	2010
	(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$14,540	$32,012
Interest (income) expense	(30)	12,132

Net interest income	$14,570	$19,880

Provision for Credit Losses	7,068	12,200
Non-interest income (expense)	4,766	(7,130)
Non-interest expense	23,458	22,410

Pre-tax loss	$(11,190)	$(21,860)

Balance Sheet
Average loans	$983,923	$1,156,929
Average interest-bearing deposits and customer repos	$522	$63,401
Yield on loans	4.89%	8.92%
The Company’s administration and other operating departments reported pre-tax loss of $11.2 million for the first three months of 2011. This represents a decrease of pre-tax loss of $10.7 million or 48.81%, from a pre-tax loss of $21.9 million for the same period in 2010. The decrease in pre-tax loss is primarily attributed to a decrease in net interest income of $5.3 million which is primarily due to the $11.4 million decrease in discount accretion on SJB loans plus non-interest expense also increased $1.0 million primarily due to higher legal expenses as discussed above. This was partially offset by increase in non-interest income of $11.9 million which is primarily due to the increase in the FDIC loss sharing asset of $12.0 million. Certain average loans and deposits in the quarter ended March 31, 2010 were reclassified between segments to be consistent with the quarter ended March 31, 2011 presentation.

ANALYSIS OF FINANCIAL CONDITION
The Company reported total assets of $6.50 billion at March 31, 2011. This represented an increase of $61.7 million, or 0.96%, from total assets of $6.44 billion at December 31, 2010. This increase was primarily due to a an increase in investment securities of $225.9 million, partially offset by a decrease in loans of $149.3 million and a $20.3 million decrease in the FDIC loss sharing asset. Earning assets totaled $5.76 billion at March 31, 2011. This represented an increase of $73.7 million, or 1.30%, from total earning assets of $5.68 billion at December 31, 2010, due to an increase in investments partially offset by a decrease in loans. Total liabilities were $5.84 billion at March 31, 2011, an increase of $50.9 million, or 0.88%, over total liabilities of $5.79 billion at December 31, 2010. Total equity increased $10.7 million, or 1.67%, to $654.6 million at March 31, 2011, compared with total equity of $643.9 million at December 31, 2010.
Investment Securities
The Company reported total investment securities of $2.02 billion at March 31, 2011. This represented an increase of $225.9 million, or 12.59%, from total investment securities of $1.79 billion at December 31, 2010. Investment securities comprise 35.10% of the Company’s total earning assets at March 31, 2011.
Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At March 31, 2011, securities held as available-for-sale had a fair value of $2.02 billion, representing 99.85% of total investment securities, with an amortized cost of $2.00 billion. At March 31, 2011, the net unrealized holding gain on securities available-for-sale was $15.4 million and that resulted in accumulated other comprehensive income of $8.7 million (net of $6.7 million in deferred taxes). At December 31, 2010, the Company reported net unrealized gain on investment securities available-for-sale of $11.1 million and accumulated other comprehensive income of $6.2 million (net of deferred taxes of $4.9 million).
Table 3 sets forth investment securities available-for-sale at March 31, 2011 and December 31, 2010.
Table 3 — Composition of Investment Securities
(amounts in thousands)

	March 31, 2011		December 31, 2010
				Total
	Fair Value	Total Percent	Fair Value	Percent
Investment Securities Available-for-Sale:
Mortgage-backed securities	$892,495	44.24%	$808,409	45.12%
CMO’s / REMIC’s	418,887	20.76%	270,477	15.10%
Government agency	85,970	4.26%	106,273	5.93%
Municipal bonds	620,176	30.74%	606,399	33.85%

Total Investment Securities	$2,017,528	100.00%	$1,791,558	100.00%

The weighted-average yield (TE) on the investment portfolio at March 31, 2011 was 3.72% with a weighted-average life of 4.3 years. This compares to a yield of 3.62% at December 31, 2010 with a weighted-average life of 4.6 years and a yield of 4.85% at March 31, 2010 with a weighted-average life of 4.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 69% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.
The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of March 31, 2011 and December 31, 2010.
Composition of the Fair Value and Gross Unrealized Losses of Securities:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$3,039	$288	$3,039	$288

Available-for-Sale
Government agency	$79,440	$404	$—	$—	$79,440	$404
Mortgage-backed securities	453,643	6,846	—	—	453,643	6,846
CMO/REMICs	162,094	1,402	—	—	162,094	1,402
Municipal bonds	168,299	5,088	5,599	888	173,898	5,976

	$863,476	$13,740	$5,599	$888	$869,075	$14,628

	December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
Held-To-Maturity
CMO (1)	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

(1)	For 2010, the Company recorded a $587,000 charge, on a pre-tax basis, of the non-credit portion of OTTI for this security in other comprehensive income, which is included as gross unrealized losses.
The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.
During the first three months of 2010, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $685,000 was recognized as an offset to other operating income. We recognized no other-than-temporary impairment loss in the first quarter of 2011.

Loans
At March 31, 2011, we reported total loans, net of deferred loan fees, of $3.60 billion. This represents a decrease of $149.3 million, or 3.98%, from total loans, net of deferred loan fees, of $3.75 billion at December 31, 2010. We attribute a significant portion of the decrease to the following:
•
$51.9 million to the non-covered dairy and livestock portfolio. Historically, dairies tend to seasonally draw down on available lines of credit in the fourth quarter and repay these advances in the first quarter.

•	$42.9 million in note sales related to our former largest borrower.
•	$25.3 million from working down problem assets acquired from SJB.
We also experienced a $15.4 million decline in non-covered construction loans and a $11.3 million decline in purchased mortgage pool loans. These two areas are considered non-core lending niches. Our core lending strategy is focused on commercial & industrial business lending, dairy/livestock/agribusiness lending and commercial real estate loans.
We continue to see moderate loan demand in our market areas as a result of the weakness in the state and local economies. Many of our business owner clients are hesitating to invest in new equipment, buildings, or employees until they see stronger signs of economic recovery and stability.
Total loans, net of deferred loan fees, comprise 62.53% of our total earning assets. The following tables present our loan portfolio, excluding held for sale loans, segregated into covered versus non-covered loans, by category as of March 31, 2011 and December 31, 2010.
Table 4 — Distribution of Loan Portfolio by Type (Dollar amounts in thousands)

	March 31, 2011
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$456,040	$34,276	$490,316
Real Estate:
Construction	109,540	60,022	169,562
Commercial Real Estate	1,966,589	288,658	2,255,247
SFR Mortgage	205,583	4,862	210,445
Consumer	51,818	9,804	61,622
Municipal lease finance receivables	122,422	475	122,897
Auto and equipment leases, net of unearned discount	17,399	—	17,399
Dairy and Livestock	325,052	—	325,052
Agribusiness	885	48,779	49,664

Gross Loans	$3,255,328	$446,876	$3,702,204

Less: Purchase Accounting Discount	—	(98,117)	(98,117)
Less: Deferred net loan fees	(5,640)	—	(5,640)

Gross loans, net of deferred loan fees	$3,249,688	$348,759	$3,598,447
Less: Allowance for credit losses	(101,067)	—	(101,067)

Net Loans	$3,148,621	$348,759	$3,497,380

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.11%

	December 31, 2010
	Non-Covered
	Loans	Covered Loans	Total
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock/Agribusiness	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase Accounting Discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.12%
Commercial and industrial loans are primarily loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables provide financing to municipalities, school districts, and other special districts. Auto and equipment leases provide financing to both commercial entities as well as consumers. Dairy and livestock/agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers.
Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total non-covered loans and commercial real estate loans by region as of March 31, 2011.

	March 31, 2011
			Non-Covered
Non-Covered			Commercial
Loans by Market Area	Total Non-Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$1,102,224	33.9%	$704,905	35.8%
Inland Empire	648,417	19.9%	550,713	28.0%
Central Valley	573,659	17.6%	328,728	16.7%
Orange County	504,638	15.5%	208,141	10.6%
Other Areas	426,390	13.1%	174,102	8.9%

	$3,255,328	100.0%	$1,966,589	100.0%

	March 31, 2011
Covered Loans			Covered Commercial
Loans by Market Area	Total Covered Loans		Real Estate Loans
	(amounts in thousands)
Los Angeles County	$16,531	3.7%	$3,011	1.0%
Inland Empire	2,943	0.6%	174	0.1%
Central Valley	342,598	76.7%	224,467	77.8%
Orange County	2,584	0.6%	—	0.0%
Other Areas (1)	82,220	18.4%	61,006	21.1%

	$446,876	100.0%	$288,658	100.0%

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

	March 31, 2011
			Percent	Average
Non-Covered Real Estate Loans			Owner-	Loan
(amounts in thousands)	Loan Balance	Percent	Occupied (1)	Balance
Single Family-Direct	$46,716	2.2%	100.0%	$349
Single Family-Mortgage Pools	158,867	7.3%	100.0%	303
Multifamily	115,851	5.3%	0.0%	1,044
Industrial	639,884	29.5%	35.4%	880
Office	371,297	17.1%	25.4%	964
Retail	272,465	12.5%	11.6%	1,206
Medical	141,235	6.5%	38.2%	1,811
Secured by Farmland	161,506	7.4%	100.0%	2,153
Other	264,351	12.2%	53.0%	1,041

	$2,172,172	100.0%	42.1%	864

(1)	Represents percentage of owner-occupied in each real estate loan category
In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans totaled $46.7 million at March 31, 2011. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders totaling $158.9 million at March 31, 2011. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans, with the exception of construction loans, which are discussed in greater detail below.

	March 31, 2011
Covered Real Estate Loans			Average Loan
(amounts in thousands)	Loan Balance	Percent	Balance
Single Family-Direct	$4,862	1.7%	$270
Multifamily	7,697	2.6%	962
Industrial	54,806	18.7%	751
Office	27,743	9.5%	495
Retail	37,962	12.9%	904
Medical	27,385	9.3%	1,191
Secured by Farmland	1,460	0.5%	292
Secured by Hotels	49,557	16.9%	3,097
Church Loans	42,197	14.4%	1,563
Other	39,851	13.5%	569

	$293,520	100.0%	868

As of March 31, 2011, the Company had $169.6 million in construction loans, both non-covered and covered. This represents 4.6% of gross loans outstanding of $3.70 billion. The following table presents a break-down of our non-covered construction loans by county and type.

	March 31, 2011
Non-Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Inland Empire	$—	0.0%	$—	0.0%	$—	0.0%
Los Angeles	—	0.0%	9,477	75.4%	9,477	58.5%
Central Valley	1,095	30.1%	556	4.4%	1,651	10.2%
Orange	135	3.7%	—	0.0%	135	0.8%
San Diego	2,408	66.2%	2,541	20.2%	4,949	30.5%

	$3,638	100.0%	$12,574	100.0%	$16,212	100.0%

Total Non-Performing	$2,345	64.5%	$—	0.0%	$2,345	14.5%

	Commercial
	Land
	Development		Construction		Total
Inland Empire	$3,008	18.7%	$26,298	34.0%	$29,306	31.4%
Los Angeles	1,559	9.7%	31,341	40.6%	32,900	35.2%
Central Valley	4,571	28.3%	5,862	7.6%	10,433	11.2%
Orange	—	0.0%	—	0.0%	—	0.0%
San Diego	—	0.0%	—	0.0%	—	0.0%
Other (includes out-of-state)	6,977	43.3%	13,712	17.8%	20,689	22.2%

	$16,115	100.0%	$77,213	100.0%	$93,328	100.0%

Total Non-Performing	$14,016	87.0%	$25,960	33.6%	$39,976	42.8%

Of the $109.5 million in non-covered construction loans, $42.3 million, or 38.64% is non-performing. Approximately 14.80%, or $16.2 million, were loans for single-family residences (“SFR”), residential land loans, and multi-family land development loans. The remaining construction loans, totaling $93.3 million, were related to commercial construction. The average balance of any single construction loan is approximately $2.7 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

The following table presents a break-down of our covered construction loans by county and type.

	March 31, 2011
Covered	SFR & Multifamily
Construction Loans	Land
(amounts in thousands)	Development		Construction		Total
Central Valley	$14,955	78.7%	$7,652	80.1%	$22,607	79.2%
Other (includes out-of-state)	4,048	21.3%	1,897	19.9%	5,945	20.8%

	$19,003	100.0%	$9,549	100.0%	$28,552	100.0%

	Commercial
	Land
	Development		Construction		Total
Central Valley	$5,612	100.0%	$25,858	100.0%	$31,470	100.0%

	$5,612	100.0%	$25,858	100.0%	$31,470	100.0%

Allowance for Credit Losses
The allowance for credit losses was $101.1 million as of March 31, 2011. This represents a decrease of $4.2 million, or 3.98%, compared to allowance for credit losses of $105.3 million as of December 31, 2010. Activity in the allowance for credit losses was as follows for the first three months of 2011 and for the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
	(amounts in thousands)
Balance, beginning of year	$105,259	$108,924
Provision charged to operations	7,068	61,200
Loans charged off (1)	(12,038)	(65,524)
Recoveries on loans previously charged off	778	659

Balance, end of period	$101,067	$105,259

Non-performing Assets (Non-Covered)
We had non-covered non-performing assets of $114.4 million at March 31, 2011. Non-performing assets represent 3.52% of total loans and OREO and 1.77% of total assets at March 31, 2011. We had non-performing assets of $162.3 million at December 31, 2010. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).
TABLE 5 - Non-Performing Assets
(Non-covered)

	March 31,	December 31,
	2011	2010
	(Amounts in thousands)
Non-accrual loans	$81,687	$84,050
Restructured loans (non-performing)	26,463	72,970
Other real estate owned (OREO), net	6,240	5,290

Total non-performing assets	$114,390	$162,310

Restructured loans (performing)	$11,925	$13,274

Percentage of non-performing assets to total loans outstanding & OREO	3.51%	4.80%

Percentage of non-performing assets to total assets	1.76%	2.52%

We had loans with a balance of $120.1 million classified as impaired at March 31, 2011. This balance includes the non-performing loans of $108.2 million and loans which were restructured in a troubled debt restructuring with a balance of $38.4 million, of which $26.5 million are non-performing and $11.9 million are performing, as of March 31, 2011. The decrease in impaired loans of $50.2 million over December 31, 2010 is primarily due to the sale of loans related to our former largest borrowing relationship. At December 31, 2010, we had impaired loans with a balance of $170.3 million. Impaired loans were 3.69% of total non-covered loans as of March 31, 2011.
As of March 31, 2011, we had $6.2 million in non-covered OREO compared to $5.3 million as of December 31, 2010, an increase of $950,000. During the first three months of 2011, we added two properties for a total of $1.0 million to OREO. We sold one property with an OREO value of $119,000 for cash proceeds of $101,000. We now have four OREO properties. During the first three months of 2011, the Bank incurred expenses of $1.1 million related to the holding of OREO.
The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.
Non-Performing Assets & Delinquency Trends
(Non-Covered Loans)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Non-Performing Loans
Residential Construction and Land	$4,001	$4,090	$5,085	$2,789	$2,855
Commercial Construction	39,976	60,591	71,428	39,114	31,216
Residential Mortgage	18,425	17,800	14,543	12,638	13,726
Commercial Real Estate	34,950	64,859	56,330	20,639	22,041
Commercial and Industrial	7,542	3,936	6,067	7,527	6,879
Dairy & Livestock	2,996	5,207	5,176	—	—
Consumer	260	537	242	143	123

Total	$108,150	$157,020	$158,871	$82,850	$76,840

% of Total Loans	3.33%	4.65%	4.65%	2.36%	2.19%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction	1,492	—	—	9,093	8,143
Residential Mortgage	993	2,597	2,779	2,552	3,746
Commercial Real Estate	898	3,194	1,234	1,966	3,286
Commercial and Industrial	239	3,320	2,333	634	2,714
Dairy & Livestock	—	—	1,406	—	—
Consumer	9	29	494	139	28

Total	$3,631	$9,140	$8,246	$14,384	$17,917

% of Total Loans	0.11%	0.27%	0.24%	0.41%	0.51%

OREO
Residential Construction and Land	$—	$—	$11,113	$11,113	$11,113
Commercial Construction	2,709	2,709	2,709	—	—
Commercial Real Estate	3,322	2,581	3,220	3,220	3,746
Commercial and Industrial	209	—	—	668	—
Residential Mortgage	—	—	345	—	319
Consumer	—	—	—	—	—

Total	$6,240	$5,290	$17,387	$15,001	$15,178

Total Non-Performing, Past Due & OREO	$118,021	$171,450	$184,504	$112,235	$109,935

% of Total Loans	3.63%	5.08%	5.40%	3.20%	3.13%
We had $108.2 million in non-covered non-performing loans at March 31, 2011, or 3.33% of total non-covered loans. This compares to $157.0 million in non-performing loans at December 31, 2010 and $76.8 million in non-performing loans at March 31, 2010. During the first quarter of 2011 we sold loans related to our former largest borrower with a carrying value of $42.9 million.
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

Covered Loans and OREO
Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2011, there are no non-performing covered loans. We have sixteen properties in covered OREO totaling $11.5 million as of March 31, 2011 compared to seventeen properties totaling $11.3 million at December 31, 2010.
Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.
At March 31, 2011, total deposits were $4.49 billion, representing a decrease of $33.1 million, or 0.73%, from total deposits of $4.52 billion at December 31, 2010. The composition of deposits is as follows:

	March 31, 2011		December 31, 2010
	(Amounts in thousands)

Non-interest bearing deposits
Demand deposits	$1,817,951	40.6%	$1,701,523	37.7%
Interest bearing deposits
Savings Deposits	1,706,329	38.0%	1,727,432	38.2%
Time deposits	961,409	21.4%	1,089,873	24.1%

Total deposits	$4,485,689	100.0%	$4,518,828	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.82 billion at March 31, 2011, representing an increase of $116.4 million, or 6.84%, over total demand deposits of $1.70 billion at December 31, 2010. Non-interest-bearing demand deposits represented 40.6% of total deposits as of March 31, 2011 and 37.7% of total deposits as of December 31, 2010.
Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.71 billion at March 31, 2011, representing a decrease of $21.1 million, or 1.22%, from savings deposits of $1.73 billion at December 31, 2010.
Time deposits totaled $961.4 million at March 31, 2011. This represented a decrease of $128.5 million, or 11.79%, from total time deposits of $1.09 billion at December 31, 2010.

Other Borrowed Funds
To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 19.91% for the quarter ending March 31, 2011, as compared to 23.11% for the quarter ending December 31, 2010.
In June 2006, the Company purchased securities totaling $250.0 million. This purchase was funded by a repurchase agreement with J.P. Morgan of $250.0 million, with a double cap embedded in the repurchase agreement. The interest rate on this agreement was fixed at 4.95% and the maturity was September 30, 2011. During the first nine months of 2010, we prepaid this structured repurchase agreement. The transaction resulted in a $13.3 million prepayment charge recorded in other operating expense.
In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of March 31, 2011 and December 31, 2010, total customer repurchases were $578.0 million and $542.2 million, respectively, with weighted average interest rates of 0.36% and 0.55%, respectively.
We entered into long-term borrowing agreements (borrowings with original maturities of one year or longer) with the Federal Home Loan Bank (“FHLB”). We had outstanding balances of $548.5 million under these agreements at March 31, 2011 and $548.4 million at December 31, 2010. The weighted average interest rate was 3.71% at both March 31, 2011 and December 31, 2010. The FHLB holds certain investment securities and loans of the Bank as collateral for these borrowings.
The Bank has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held by the Bank until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held by the Bank, as set forth in the agreement, is $15.0 million. On March 31, 2011 and December 31, 2010 the amounts held by the Bank in the TT&L Note Option Program were $3.0 million and $1.9 million, collateralized by securities, respectively. Amounts are payable on demand.
Through the acquisition of FCB in June 2007, the Bank acquired $5 million in junior subordinated debt.
At March 31, 2011, borrowed funds totaled $1.13 billion, representing an increase of $36.9 million, or 3.37%, from total borrowed funds of $1.10 billion at December 31, 2010.

Aggregate Contractual Obligations
The following table summarizes our contractual commitments as of March 31, 2011:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(amounts in thousands)

Deposits	$4,485,689	$3,538,942	$941,515	$1,665	$3,567
Customer Repurchase Agreements	578,009	578,009	—	—	—
FHLB and Other Borrowings	556,424	2,966	100,000	255,000	198,458
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	9,212	809	1,599	1,432	5,372
Operating Leases	23,885	5,579	8,193	5,101	5,012
Advertising Agreements	8,616	1,561	2,750	1,856	2,449

Total	$5,776,890	$4,127,866	$1,054,057	$265,054	$329,913

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.
Repurchase agreements represent amounts due to customers.
FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts on subordinated debt and TT&L.
Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of March 31, 2011.
Deferred compensation primarily represents the amounts that are due to current employees’ salary deferral agreements and former employees’ salary continuation agreements as a result of acquisitions. Operating leases represent the total minimum lease payments under noncancelable operating leases. Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.
Off-Balance Sheet Arrangements
At March 31, 2011, we had commitments to extend credit of approximately $595.8 million and obligations under letters of credit of $68.3 million and available lines of credit totaling $1.29 billion from certain institutions. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $11.2 million as of March 31, 2011 and $10.5 million as of December 31, 2010.
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

The following table summarizes the off-balance sheet arrangements at March 31, 2011:

		Maturity by Period
		Less Than	One Year	Four Year	After
		One	to Three	to Five	Five
	Total	Year	Years	Years	Years
	(Amounts in thousands)
Commitment to extend credit	$595,821	$450,121	$68,895	$20,820	$55,985
Obligations under letters of credit	68,267	58,248	9,819	200	—

Total	$664,088	$508,369	$78,714	$21,020	$55,985

Liquidity and Cash Flow
Since the primary sources and uses of funds for the Bank are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Bank’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Bank is on its loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Bank’s assets. For the first three months of 2011, the Bank’s loan to deposit ratio averaged 80.59%, compared to an average ratio of 89.55% for the same period in 2010. The Bank’s ratio of loans to deposits and customer repurchases averaged 71.56% for the first three months of 2011 and 79.46% for the same period in 2010.
CVB is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At March 31, 2011, approximately $105.1 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVB. Management of CVB believes that such restrictions will not have an impact on the ability of CVB to meet its ongoing cash obligations.
For the Bank, sources of funds normally include principal and interest payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.
Net cash provided by operating activities totaled $5.8 million for the first three months of 2011, compared to $41.9 million for the same period last year. The decrease in cash provided by operating activities is primarily attributed to an increase in cash paid to vendors and employees and an increase in income taxes paid and a decrease in interest and dividends received, offset by a decrease in interest paid on deposits.
Net cash used in investing activities totaled $5.7 million for the first three months of 2011, compared to net cash provided by investing activities of $162.0 million for the same period in 2010. The cash used in investing activities was primarily the result of sales, purchases, repayments and maturities of investment securities partially offset by a decrease in loans and net proceeds from the FDIC shared-loss agreement during the first three months of 2011.
Net cash used in financing activities totaled $5.3 million for the first three months of 2011, compared to net cash provided by financing activities of $23.1 million for the same period last year. The cash used in financing activities during the first three months of 2011 was primarily due to the net decrease in time deposits and payment of dividends, partially offset by net increases in transaction accounts and customer repurchase agreements.

At March 31, 2011, cash and cash equivalents totaled $399.1 million. This represented an increase of $67.6 million, or 20.39%, over a total of $331.5 million at March 31, 2010 and a decrease of $5.2 million, or 1.29%, from a total of $404.3 million at December 31, 2010.
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
Regulatory risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, it is necessary for the Bank and the Company to achieve a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At March 31, 2011, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.
The Company’s equity capital was $654.6 million at March 31, 2011. This represented an increase of $10.7 million, or 1.67%, over equity capital of $643.9 million at December 31, 2010. The Company’s 2010 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.
During the first three months of 2011, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.085 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.
The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of March 31, 2011, and December 31, 2010.

	Adequately	Well
	Capitalized	Capitalized	March 31, 2011		December 31, 2010
Capital Ratios	Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.0%	6.0%	17.0%	17.0%	16.6%	16.6%
Total	8.0%	10.0%	18.4%	18.2%	18.0%	17.8%
Leverage ratio	4.0%	5.0%	10.8%	10.7%	10.6%	10.5%
Tangible Capital Ratio			9.2%	10.9%	9.1%	10.8%

RISK MANAGEMENT
We have adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, counterparty risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk, reputation risk, price risk and foreign exchange risk, can all affect the market risk exposure of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Department monitors these risks to minimize exposure to the Company.
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
The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with ASC No. 450-10, “Contingencies.” In this second phase, groups or pools of homogeneous loans are reviewed to determine a portfolio formula allowance. In the case of the portfolio formula allowance, homogeneous portfolios, such as small business loans, consumer loans, agricultural loans, and real estate loans, are aggregated or pooled in determining the appropriate allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss, and other-behavioral characteristics of the subject portfolios.
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
Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the three months ended March 31, 2011 and 2010.
TABLE 7 — Summary of Credit Loss Experience

	As of and for three months
	ended March 31,
	2011	2010
	(Dollars in thousands)
Amount of Total Non-Covered Loans at End of Period (1)	$3,249,688	$3,508,590

Average Total Non-Covered Loans Outstanding (1)	$3,329,828	$3,557,310

Allowance for Credit Losses at Beginning of Period	$105,259	$108,924

Non-Covered Loans Charged-Off:
Construction	6,160	4,685
Real Estate	2,471	1,580
Commercial and Industrial	689	2,569
Dairy & Livestock	2,204	—
Consumer, Auto & Other	120	97

Total Non-Covered Loans Charged-Off	11,644	8,931

Non-Covered Loan Recoveries:
Real Estate Loans	581	1
Commercial and Industrial	142	119
Consumer, Auto & Other	52	8

Total Non-Covered Loans Recovered	775	128

Net Non-Covered Loans (Charged-Off)	(10,869)	(8,803)

Provision Charged to Operating Expense	6,677	12,200

Covered Loan Activity:
Covered Loans (Charged-Off)	(394)	—
Covered Loans Recovered	3	—
Provision Charged to Operating Expense	391	—

Net Covered Loan Activity	—	—

Allowance for Credit Losses at End of period	$101,067	$112,321

Net Loans Charged-Off to Average Non-Covered Loans	0.33%	0.25%
Net Loans Charged-Off to Non-Covered Loans at End of Period	0.33%	0.25%
Allowance for Credit Losses to Average Non-Covered Loans	3.04%	3.16%
Allowance for Credit Losses to Non-Covered Loans at End of Period	3.11%	3.20%
Net Non-Covered Loans Charged-Off to Allowance for Credit Losses	(10.75)%	(7.84)%
Net Non-Covered Loans Charged-Off to Provision for Credit Losses	(162.78)%	(72.16)%

(1)	Net of deferred loan origination fees.
While we believe that the allowance at March 31, 2011, was adequate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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
Counterparty Risk
Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the first quarter with the following results:
•	We do not have any investments in the preferred stock of any other company.
•	We do not have in our investment portfolio any trust preferred securities of any other company.
•	Most of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.
•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AVIII.
•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps with a major financial institution.
•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A - or greater.
•
We have $323.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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
Approximately $1.3 billion, or 65%, of the total investment portfolio at March 31, 2011 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.
We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a rolling two-year horizon.
The Balance Sheet Management Committee (“BSMC”) meets quarterly to review the results of the simulation model. The BSMC proactively focuses on strategy development and implementation based on a clear understanding of the Bank’s risk and return profile. The quarterly BSMC meeting was facilitated by the Bank’s outside consultant. In addition, periodically the BSMC reviews the analysis prepared and presented by one of the approved broker-dealers that specifically measure the interest rate risk inherent in the Bank’s investment portfolio.
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
The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2011:

Estimated Net
Simulated	Interest Income
Rate Changes	Sensitivity
+ 200 basis points	(3.07%)
- 100 basis points	0.88%
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

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are: stability of the deposit base; marketability, maturity, pledging of investments; the demand for credit; and the ability to enter the public markets to sell our stock.
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
In general, transaction risk is defined as high, medium or low by the internal auditors during the audit process. The audit plan ensures that high-risk areas are reviewed at least annually. We utilize third party audit firms to supplement our internal audit services.
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

Our Risk Management Policy and Program includes an audit program aimed at identifying problems and ensuring that problems are corrected. The audit program includes two levels of review. One is in-depth audits performed by our internal audit department under the direction of the Chief Risk Officer and supplemented by independent external firms, and the other is periodic monitoring performed by the Risk Management Division.
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

The corporate strategic plan is formally presented to all branch managers and department managers at an annual leadership conference as well as the Board of Directors.
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
Our current exposure to price risk is nominal. We do not have trading accounts. Consequently, the level of price risk within the investment portfolio is primarily driven by the underlying credit quality of the issuer and the interest rate environment, and is limited to the need to sell securities for reasons other than investment purposes. The section of this policy pertaining to liquidity risk addresses this risk.
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
Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of March 31, 2011, the Company does not have any significant litigation reserves.
In addition, the Company is involved in the following significant legal actions and complaints.
On July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission (“SEC”). We are fully cooperating with the SEC in its investigation, including its follow-up requests. We cannot predict the timing or outcome of the investigation.
On August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10- 06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No. CV 10-06815-RGK, in the United States District Court for the Central District of California. The Englund complaint named the same defendants as the Lloyd complaint and made allegations substantially similar to those included in the Lloyd complaint.
On January 21, 2011, the Court consolidated the two actions for all purposes under the Lloyd action now captioned as Case No. CV 10-06256-MMM (PJWx). That same day, the Court also appointed the Jacksonville Police and Fire Pension Fund (the “Jacksonville Fund”) as lead plaintiff and approved the Jacksonville Fund’s selection of lead counsel.
On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. Our initial response to the complaint is due on May 13, 2011.
On February 28, 2011, a purported shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief.
Because we are in the early stages, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock. We authorized this repurchase program on July 16, 2008. There is no expiration date for our current stock repurchase program. There have been no repurchases of common stock for the three months ended March 31, 2011. As of March 31, 2011, we have 9,400,000 shares of our common stock which are available for repurchase.

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

CVB FINANCIAL CORP. (Registrant)
Date: May 10, 2011	/s/ Richard C. Thomas
Richard C. Thomas
Duly Authorized Officer and Chief Financial Officer