Form 10-Q
period 2011-06-30
CVB FINANCIAL CORP
filed 2011-08-09
CIK 354647

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant: 106,084,192 outstanding as of July 29, 2011.

CVB FINANCIAL CORP.

2010 QUARTERLY REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

Amounts in thousands, except share data

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$102,600	$67,279
Interest-bearing balances due from Federal Reserve	304,131	286,769
Interest-bearing balances due from depository institutions	50,344	50,227

Total cash and cash equivalents	457,075	404,275

Interest-bearing balances due from depository institutions	50,190	50,190
Investment securities available-for-sale	1,978,997	1,791,558
Investment securities held-to-maturity	2,814	3,143
Investment in stock of Federal Home Loan Bank (FHLB)	79,744	86,744

Loans held-for-sale	7,341	2,954

Non-covered loans and lease finance receivables	3,192,371	3,373,728
Allowance for credit losses	(96,895)	(105,259)

Net Loans and lease finance receivables	3,095,476	3,268,469

Covered loans and lease finance receivables, net	334,225	374,012

Premises and equipment, net	38,019	40,921
Bank owned life insurance	114,766	112,901
Accrued interest receivable	23,001	23,647
Intangibles	7,262	9,029
Goodwill	55,097	55,097
FDIC loss sharing asset	72,007	101,461
Non-covered other real estate owned	13,718	5,290
Covered other real estate owned	13,276	11,305
Deferred tax asset	40,711	52,559
Income tax receivable	40,920	21,561
Other assets	35,554	21,575

TOTAL ASSETS	$6,460,193	$6,436,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,894,558	$1,701,523
Interest-bearing	2,609,713	2,817,305

Total deposits	4,504,271	4,518,828
Demand Note to U.S. Treasury	2,483	1,917
Customer repurchase agreements	535,420	542,188
Borrowings	553,526	553,390
Accrued interest payable	4,477	4,985
Deferred compensation	8,827	9,221
Junior subordinated debentures	115,055	115,055
Other liabilities	52,449	47,252

TOTAL LIABILITIES	5,776,508	5,792,836

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 106,084,192 (2011) and 106,075,576 (2010)	491,472	490,226
Retained earnings	167,047	147,444
Accumulated other comprehensive income, net of tax	25,166	6,185

Total stockholders' equity	683,685	643,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,460,193	$6,436,691

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

Amounts in thousands, except per share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$54,697	$59,172	$106,012	$126,940
Investment securities:
Taxable	10,152	14,391	18,990	30,475
Tax-preferred	5,921	6,409	11,840	12,941

Total investment income	16,073	20,800	30,830	43,416
Dividends from FHLB stock	66	63	131	129
Federal funds sold and interest bearing deposits with other institutions	346	238	721	340

Total interest income	71,182	80,273	137,694	170,825
Interest expense:
Deposits	2,220	4,841	5,008	10,129
Borrowings	5,742	10,390	11,538	21,510
Junior subordinated debentures	825	828	1,644	1,633

Total interest expense	8,787	16,059	18,190	33,272

Net interest income before provision for credit losses	62,395	64,214	119,504	137,553
Provision for credit losses	—	11,000	7,068	23,200

Net interest income after provision for credit losses	62,395	53,214	112,436	114,353

Other operating income:
Impairment loss on investment securities	(119)	—	(119)	(98)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	—	—	—	(587)

Net impairment loss on investment securities recognized in earnings	(119)	—	(119)	(685)
Service charges on deposit accounts	4,029	4,196	7,752	8,461
Trust and Investment Services	2,259	2,209	4,412	4,327
Bankcard services	816	711	1,524	1,350
BOLI income	1,149	737	1,856	1,581
Increase (reduction) in FDIC loss sharing asset, net	(1,689)	(1,587)	(274)	(12,170)
Gain on sale of securities	—	8,781	—	8,781
Other	(451)	371	821	1,562

Total other operating income	5,994	15,418	15,972	13,207

Other operating expenses:
Salaries and employee benefits	18,220	17,479	35,880	35,552
Occupancy and equipment	4,081	4,782	8,402	9,835
Professional services	5,028	2,881	8,637	5,688
Amortization of intangibles	866	939	1,767	1,889
Other	8,960	15,366	18,774	24,405

Total other operating expenses	37,155	41,447	73,460	77,369

Earnings before income taxes	31,234	27,185	54,948	50,191
Income taxes	10,196	8,170	17,310	15,057

Net earnings	$21,038	$19,015	$37,638	$35,134
Earnings allocated to restricted stock	82	64	148	119

Net earnings allocated to common shareholders	$20,956	$18,951	$37,490	$35,015

Comprehensive income	$37,464	$28,812	$56,619	$51,665

Basic earnings per common share	$0.20	$0.18	$0.35	$0.33

Diluted earnings per common share	$0.20	$0.18	$0.35	$0.33

Cash dividends per common share	$0.085	$0.085	$0.17	$0.17

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

Amounts and shares in thousands

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance January 1, 2011	106,076	$490,226	$147,444	$6,185		$643,855
Proceeds from exercise of stock options	8	57				57
Tax benefit from exercise of stock options		2				2
Stock-based compensation expense		1,187				1,187
Cash dividends declared Common ($0.17 per share)			(18,035)			(18,035)
Comprehensive income:
Net earnings			37,638		$37,638	37,638
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				18,981	18,981	18,981

Comprehensive income					$56,619

Balance June 30, 2011	106,084	$491,472	$167,047	$25,166		$683,685

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Proceeds from exercise of stock options	173	725				725
Tax benefit from exercise of stock options		337				337
Stock-based compensation expense		1,105				1,105
Cash dividends declared Common ($0.17 per share)			(18,076)			(18,076)
Comprehensive income:
Net earnings			35,134		$35,134	35,134
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				16,191	16,191	16,191
Portion of impairment loss on investment securities reclassified in the current year, net				340	340	340

Comprehensive income					$51,665

Balance June 30, 2010	106,436	$493,393	$137,670	$42,921		$673,984

	At June 30,
	2011	2010
Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$32,726	$28,501
Tax benefit	(13,745)	(11,970)

Net unrealized gain on securities	$18,981	$16,531

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Amounts in thousands

	For the Six Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received $	$135,906	$156,010
Service charges and other fees received	16,241	15,668
Interest paid	(18,563)	(34,043)
Cash paid to vendors and employees	(64,133)	(54,566)
Income taxes paid	(57,000)	(18,522)

Net cash provided by operating activities	12,451	64,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	—	173,607
Proceeds from repayment of investment securities	154,634	142,689
Proceeds from redemption of FHLB stock	7,000	3,621
Proceeds from maturity of investment securities	41,340	54,509
Purchases of investment securities	(350,443)	(238,172)
Net decrease in loans and lease finance receivables	192,817	136,401
Proceeds from sales of premises and equipment	147	87
Proceeds from sales of other real estate owned	4,866	7,901
Proceeds from FDIC shared-loss agreements	29,180	—
Purchase of premises and equipment	(459)	(4,611)
Other, net	—	(330)

Net cash provided by investing activities	79,082	275,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	187,962	157,890
Net (decrease)/increase in time deposits	(202,517)	5,190
Repayment of advances from Federal Home Loan Bank	—	(100,000)
Net increase in other borrowings	566	186
Net increase in customer repurchase agreements	(6,768)	10,529
Cash dividends on common stock	(18,035)	(18,076)
Proceeds from exercise of stock options	57	725
Tax benefit related to exercise of stock options	2	337

Net cash (used in) provided by financing activities	(38,733)	56,781

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	52,800	397,030
CASH AND CASH EQUIVALENTS, beginning of period	404,275	104,480

CASH AND CASH EQUIVALENTS, end of period $	$457,075	$501,510

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Amounts in thousands

	For the Six Months Ended June 30,
	2011	2010
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$37,638	$35,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(8,781)
(Gain) loss on sales of premises and equipment	(13)	65
(Gain) on sale of other real estate owned	(74)	(910)
Credit-related impairment loss on investment securities held-to-maturity	119	—
Increase from bank owned life insurance	(1,856)	(1,581)
Net amortization of premiums on investment securities	5,848	2,357
Accretion of SJB Discount	(7,658)	(17,852)
Provisions for credit losses	7,068	23,200
Provisions for revaluation of other real estate owned	2,347	—
(Increase)/decrease in FDIC Loss Sharing Asset	274	12,170
Stock-based compensation	1,187	1,105
Depreciation and amortization	4,995	5,206
Change in accrued interest receivable	647	1,705
Change in accrued interest payable	(508)	(663)
Change in other assets and liabilities	(37,563)	13,392

Total adjustments	(25,187)	29,413

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,451	$64,547

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$5,884	$—
Transfer from loans to other real estate owned	$17,538	$18,227

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the six months ended June 30, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

The Company’s operating business units have been divided into two main segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. Business Financial and Commercial Banking Centers are comprised of loans, deposits, and products and services the Bank offers to the majority of its customers. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

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

Loans Held for Sale – Loans held for sale include mortgage loans originated for resale and are reported at the lower of cost or fair value. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold. Occasionally, we may transfer other loans from our held for investment loan portfolio to loans held for sale when a decision is made to sell a loan(s). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. The transfer of the loan to held for sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses. Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income.

Loans and Lease Finance Receivables – Non-covered loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2011, the Company had entered into commitments with certain customers amounting to $571.8 million compared to $570.1 million at December 31, 2010. Letters of credit at June 30, 2011 and December 31, 2010, were $65.6 million and $70.4 million, respectively.

Interest on non-covered loans and lease finance receivables is credited to income based on the principal amount outstanding. Non-covered loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Interest income is not recognized on non-covered loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Non-covered loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, the accrual of interest on non-covered loans is discontinued when the loan becomes 90 days past due, or when the full collection of principal and interest is no longer probable. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors and involve significant judgment. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against income. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Non-accrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A non-accrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. This policy is consistently applied to all classes of non-covered financing receivables.

The Company receives collateral to support loans, lease finance receivables, and commitments to extend credit for which collateral is deemed necessary. The most significant categories of collateral are real estate, principally commercial and industrial income-producing properties, real estate mortgages, and assets utilized in dairy, livestock and agribusiness.

Nonrefundable fees and direct costs associated with the origination or purchase of non-covered loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income over the loan term using the effective-yield method.

Loans are reported as a troubled debt restructuring when the Company grants a significant concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, reduction of the stated interest rate, or extending the maturity date(s) at a stated interest rate lower than the current market rate for new debt with similar risk. Loans modified that are not reported as a troubled debt restructuring include modifications such as certain extensions of maturity dates, insignificant changes in payment terms, or reductions of interest rates to current market rates where the modified terms are not considered concessions taken into account such items as additional payments made by the borrower to reduce the balance of the loan, additional collateral provided by the borrower, the proportion of the loan to the current liquidity and financial position of guarantors, an insignificant delay in the timing of payments, current market rates for new debt with similar risk to a borrower not in financial difficulty and other factors.

As a result of concessions on troubled debt restructured loans, these loans (both nonaccrual and accrual restructured loans) are deemed impaired. Impairment on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. The impairment amount if any is normally charged-off against the allowance for loan and lease losses.

A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A troubled debt restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such troubled debt restructuring.

A loan is generally considered impaired when based on current events and information it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan for which there is an insignificant delay or amount of payments is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and performing restructured loans. Depending on a particular loan's circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral less estimated costs to sell if the loan is collateral-dependent or an observable market price of the loan (usually only if the loan is held for sale). The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value less selling costs. The majority of impaired loans that are collateral dependent are charged-off down to their estimated fair value of the collateral at each reporting date. The fair value is based on current appraisals. These are typically ordered at the time the loan is transferred to our special assets group or when the loan is showing signs of weakness or concern. These appraisals are normally updated at least annually, or more frequent, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. The appraisals are performed by Bank-approved third-party appraisers. A specific valuation allowance is usually only recorded on collateral dependent impaired loans when a current appraisal is not yet available, an appraisal is still under review or on single-family mortgage loans if the loans are currently under review for a loan modification. These valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for single-family loans under review for modification on an appraisal or indications of comparable home sales from external sources. Charge-offs on non-collateral dependent loans are generally recorded when the probability of collection is remote. Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances dictate. Except for the charge-offs of unsecured consumer loans, the charge-off policy is applied consistently across all portfolio segments. Generally, loans that have been charged-off remain on nonaccrual unless the loan has been restructured and the borrower has demonstrated repayment performance under the modified terms for a sustained period and the company believes it will collect all principal and interest due according to the modified terms.

Impairment of single-family mortgage loans that have been modified in accordance with the various government modification programs has been measured based on the present value of the expected cash flows discounted at the loan’s pre-modification interest rate. Three such single-family mortgage loans have been returned to accrual status after demonstrating sustained repayment performance. The Company recognizes the change in present value attributable to the passage of time as interest income on such performing single-family mortgage loans and the amount of interest income recognized has been insignificant.

At June 30, 2011, the Company had non-covered impaired loans of $107.8 million. Of this amount, $1.1 million consisted of non-accrual residential construction and land loans, $24.0 million in non-accrual commercial construction loans, $17.8 million of non-accrual single family mortgage loans, $24.7 million of non-accrual commercial real estate loans, $4.6 million of non-accrual commercial and industrial loans, $2.7 million of non-accrual dairy and livestock loans and $179,000 of non-accrual consumer loans. Non-covered impaired loans also include $63.1 million of loans whose terms were modified in a troubled debt restructure, of which $30.3 million are classified as non-accrual. The remaining balance of $32.8 million consists of 11 loans performing according to the restructured terms. These impaired loans had specific reserves of $1.2 million at June 30, 2011. At December 31, 2010, the Company had classified as impaired, non-covered loans with a balance of $170.3 million.

Covered Loans - We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities

Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Credit Losses - The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

There are different qualitative risks for the loans in each portfolio segment. The construction and real estate segments’ predominant risk characteristic is the collateral and the geographic location of the property collateralizing the loan as well as the operating cash flow for commercial real estate properties. The commercial and industrial segment’s predominant risk characteristics are the cash flow of the businesses we lend to, the global cash flows and liquidity of the guarantors as well as economic and market conditions. The dairy and livestock segment’s predominant risk characteristics are milk and beef prices in the market as well as the cost of feed and cattle. The municipal lease segment’s predominant risk characteristics are the municipality’s general financial condition and tax revenues or if applicable the specific project related financial condition. The consumer, auto and other segment’s predominant risk characteristics are employment and income levels as it relates to consumers and cash flows of the businesses as it relates to equipment and vehicle leases to businesses.

The Company’s methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are reviewed and may result in changes to the loan’s risk rating. There has been no significant changes to the methodology or policies in the periods presented. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

A provision for credit losses on the covered portfolio will be recorded if there is deterioration in the expected cash flows on covered loans compared to those previously estimated without regard to the reimbursement from the FDIC under the FDIC loss sharing agreement. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as an increase in FDIC loss sharing asset. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are recognized by recording a provision for credit losses on acquired impaired loans. Loans accounted for as part of a pool are measured based on the expected cash flows of the entire pool.

The provision for credit losses is charged to expense. During the first six months of 2011, we recorded a provision for credit losses of $7.1 million. The allowance for credit losses was $96.9 million as of June 30, 2011, or 3.04% of total non-covered loans and leases compared to $105.3 million as of December 31, 2010, or 3.12% of total non-covered loans and leases.

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

Non-covered Other Real Estate Owned – Non-covered other real estate owned (“OREO”) represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans and is stated at fair value, minus estimated costs to sell (fair value at time of foreclosure). Non-covered loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

Covered Other Real Estate Owned – All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss to the Company charged against earnings.

Business Combinations and Intangible Assets – The Company has engaged in the acquisition of non FDIC-assisted financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill and intangible assets for impairment.

At June 30, 2011 goodwill was $55.1 million. As of June 30, 2011, intangible assets that continue to be subject to amortization include core deposit premiums of $7.3 million (net of $24.7 million of accumulated amortization). Amortization expense for such intangible assets was $1.8 million for the six months ended June 30, 2011. Estimated amortization expense for the remainder of 2011 is expected to be $1.7 million. Estimated amortization expense for the succeeding years is $2.2 million for 2012, $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015 and $1.3 million thereafter. The weighted average remaining life of intangible assets is approximately 1.9 years.

Bank Owned Life Insurance - The Company invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

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

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at June 30, 2011 was 106,084,192. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation

(Amounts and shares in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Earnings per common share
Net earnings available to common shareholders	$21,038	$19,015	$37,638	$35,134
Less: Net earnings allocated to restricted stock	82	64	148	119

Net earnings allocated to common shareholders (numerator)	$20,956	$18,951	$37,490	$35,015

Weighted Average Shares Outstanding (denominator)	105,659	105,989	105,655	105,961
Earnings per common share	$0.20	$0.18	$0.35	$0.33

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$20,956	$18,951	$37,490	$35,015

Weighted Average Shares Outstanding	105,659	105,989	105,655	105,961
Incremental shares from assumed exercise of outstanding options	105	284	79	271

Diluted Weighted Average Shares Outstanding (denominator)	105,764	106,273	105,734	106,232
Diluted earnings per common share	$0.20	$0.18	$0.35	$0.33

Stock-Based Compensation - At June 30, 2011, the Company has three stock-based employee compensation plans, which are described more fully in Note 17 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

Derivative Financial Instruments – All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Statement of Cash Flows - Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

CitizensTrust – This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario, and Irvine. CitizensTrust has approximately $2.2 billion in assets under administration, including $1.2 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies - In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves for estimates of the probable outcome of all cases brought against them. Except as discussed in Part II – Other Information Item 1.“Legal Proceedings,” at June 30, 2011 the Company believes that the resolution of any legal action or complaints will not have a material adverse impact on the financial position, results of operations or liquidity of the Company. As of June 30, 2011, the Company does not have any significant litigation reserves.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after January 1, 2011. The Company is currently assessing the impact of this guidance on its financial statements.

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

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$86,226	$311	$—	$86,537	4.37%
Mortgage-backed securities	844,064	16,122	(1,287)	858,899	43.40%
CMO's / REMIC's	394,028	8,531	(31)	402,528	20.34%
Municipal bonds	611,023	21,709	(1,699)	631,033	31.89%

Total Investment Securities	$1,935,341	$46,673	$(3,017)	$1,978,997	100.00%

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO's / REMIC's	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

Approximately 68% of the available-for-sale portfolio at June 30, 2011 represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2011 and December 31, 2010.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2011
Description of Securities	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$2,814	$268	$2,814	$268

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	255,095	1,287	—	—	255,095	1,287
CMO/REMICs	3,373	31	—	—	3,373	31
Municipal bonds	63,259	929	8,170	770	71,429	1,699

	$321,727	$2,247	$8,170	$770	$329,897	$3,017

	December 31, 2010

Description of Securities	Less than 12 months		12 months or longer		Total

	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.

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

CMO Held-to-Maturity – We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $2.8 million, is not significant to our liquidity needs. We acquired this security in February

2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of June 30, 2011, the unrealized loss on this security was $268,000 and the fair value on the security was 63% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of June 30, 2011. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the second quarter of 2011 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment loss of $119,000 during the first six months of 2011.

The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the six months ended June 30, 2011.

For the six months ended June 30, 2011
(amounts in thousands)
Balance, beginning of the period	$1,227
Addition of OTTI that was not previously recognized	119
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,346

Government Agency - The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at June 30, 2011.

Mortgaged-Backed Securities and CMO/REMICs – Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 3.5 years. The contractual cash flows of 99.50% of these investments are guaranteed by U.S. government-sponsored agencies. The remaining 0.50% is issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. There was no loss greater than 12 months on these securities at June 30, 2011.

Municipal Bonds – Ninety-eight percent of our $631.0 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with remaining maturities of approximately 10.2 years. The unrealized loss greater than 12 months on these securities at June 30, 2011 was $770,000. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at June 30, 2011.

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

At June 30, 2011 and December 31, 2010, investment securities having an amortized cost of approximately $1.76 billion and $1.74 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(amounts in thousands)
Due in one year or less	$162,951	$165,537	2.64%
Due after one year through five years	1,329,793	1,359,768	3.10%
Due after five years through ten years	377,990	389,669	3.82%
Due after ten years	64,607	64,023	4.05%

	$1,935,341	$1,978,997	3.24%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2011.

3.	LOAN AND LEASE FINANCE RECEIVABLES

The following is a summary of the components of loan and lease finance receivables (amounts in thousands):

	June 30, 2011
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$469,699	$31,046	$500,745
Real Estate:
Construction	85,106	34,532	119,638
Commercial Real Estate	1,961,288	276,687	2,237,975
SFR Mortgage	196,681	4,776	201,457
Consumer	50,717	8,779	59,496
Municipal lease finance receivables	119,419	373	119,792
Auto and equipment leases, net of unearned discount	16,998	—	16,998
Dairy and Livestock	296,801	—	296,801
Agribusiness	1,047	51,481	52,528

Gross Loans	$3,197,756	$407,674	$3,605,430

Less: Purchase Accounting Discount	—	(73,449)	(73,449)
Less: Deferred net loan fees	(5,385)	—	(5,385)

Gross loans, net of deferred loan fees	$3,192,371	$334,225	$3,526,596
Less: Allowance for credit losses	(96,895)	—	(96,895)

Net Loans	$3,095,476	$334,225	$3,429,701

	December 31, 2010
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase Accounting Discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

At June 30, 2011, the Company held approximately $1.35 billion of fixed rate loans. As of June 30, 2011, 62.1% of the loan portfolio consisted of commercial real estate loans, 3.3% of the loan portfolio consisted of construction loans and 5.6% of the loan portfolio consisted of SFR mortgages. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

The following is the activity of loans held for sale for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30, 2011	June 30, 2010
Balance at beginning of period	$2,954	$1,439

Originations of mortage loans	11,509	14,473
Sales of mortgage loans	(10,958)	(9,291)
Transfer of mortgage loans to held for investment	—	(4,000)
Transfers of other loans to held for sale	—	2,521

Balance at March 31	3,505	5,142

Originations of mortage loans	4,972	5,716
Sales of mortgage loans	(5,063)	(7,717)
Transfer of mortgage loans to held for investment	(417)	(320)
Transfers of other loans to held for sale	6,000	—
Write-down of loans held for sale	(1,656)	(267)

Balance at June 30	$7,341	$2,554

During the three months ended June 30, 2011, a decision was made to sell one loan and it was transferred to held for sale at a fair value of $6.0 million and resulted in a charge-off against the allowance for loan losses of $619,000 at the time of transfer. This loan was subsequently sold in July, 2011 at a small gain. Also, in the three months ended June 30, 2011, another loan classified as held for sale with a book value of $1.7 million was written-off to zero with the write-off reported as part of non-interest income. The loan was the subject of legal proceedings regarding our lien position and a preliminary decision by the court found that our lien was not in a first priority position. After careful analysis of the preliminary court decision and valuation of the subject collateral, we wrote off the remaining carrying amount.

Occasionally, the Company may decide to retain and not sell certain mortgage loans originated and will transfer them to its held for investment loan portfolio. This is generally done for customer service purposes.

4.	ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED

The Credit Management Division is responsible for regularly reviewing the allowance for credit losses (“ALLL”) methodology, including loss factors and economic risk factors. The Bank’s Director Loan Committee provides Board oversight of the ALLL process and approves the ALLL methodology on a quarterly basis.

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

Loans are risk rated into the following categories (Credit Quality Indicators): Pass, Pass Watch List, Special Mention, Substandard, Doubtful and Loss. Each of these groups is assessed for the proper amount to be used in determining the adequacy of our allowance for losses. These categories can be described as follows:

Pass – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Watch List —Watch list loans usually require more than normal management attention. Loans which qualify for the Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

Special Mention — Loans assigned to this category are currently protected but are weak. Although concerns exist, the Company is currently protected and loss is unlikely. They have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

Substandard – Loans classified as substandard include poor liquidity, high leverage, and erratic earnings or losses. The primary source of repayment is no longer realistic, and asset or collateral liquidation may be the only source of repayment. Loans are marginal and require continuing and close supervision by credit management. Substandard loans have the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added provision that the weaknesses make collection or the liquidation, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the assets, their classifications as losses are deferred until their more exact status may be determined.

Loss — Loans classified as loss are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major phases.

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when principal and interest are deemed uncollectible in accordance with the contractual terms of the loan. A loan for which there is an insignificant delay or amount of payments is not considered an impaired loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). If we determine that the value of the impaired loan is less than the recorded investment of the loan, we either recognize an impairment reserve as a Specific Allowance to be provided for in the allowance for credit losses or charge-off the impaired balance if it is determined that such amount represents a confirmed loss. Loans determined to be impaired are excluded from the formula allowance so as not to double-count the loss exposure.

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

Included in this second phase is our consideration of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. These qualitative factors are used to adjust the historical loan loss rates for each pool of loans to determine the probable credit losses inherent in the portfolio.

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. There have been no significant changes to the methodology or policies in the periods presented.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded an increase of $732,000 and $1.7 million in the reserve for undisbursed commitments for the first six months of 2011 and 2010, respectively. As of June 30, 2011, the balance in this reserve was $11.2 million compared to a balance of $10.5 million as of December 31, 2010.

Management believes that the ALLL was appropriate at June 30, 2011. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for loan losses; and the recorded investment in held-for-investment loans by portfolio segment and based on impairment method as of June 30, 2011 and June 30, 2010:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(Amounts in thousands)

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Six Months Ended June 30, 2011
Allowance for Credit Losses:

Beginning balance, March 31, 2011	$10,443	$6,378	$42,790	$2,811	$33,427	$1,673	$—	$3,545	$101,067
Charge-offs	(194)	(1,257)	(1,912)	0	(1,087)	(132)	(24)	—	(4,606)
Recoveries	29	155	102	0	39	107	2	—	434
Provision	1,008	(938)	4,285	(193)	(8,868)	(40)	22	4,724	—

Ending balance, June 30, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895

Beginning balance, December 31, 2010	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(883)	(7,417)	(4,383)	0	(3,291)	(252)	(418)	—	(16,644)
Recoveries	171	403	434	0	39	160	5	—	1,212
Provision	526	1,164	5,685	446	(9,298)	666	413	7,466	7,068

Ending balance, June 30, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895

Ending balance: Individually evaluated for impairment	$379	$158	$646	$—	$—	$24	$—	$—	$1,207

Ending balance: Collectively evaluated for impairment	$10,907	$4,180	$44,619	$2,618	$23,511	$1,584	$—	$8,269	$95,688

Financing receivables:
Ending balance, June 30, 2011	$470,746	$85,106	$2,157,969	$119,419	$296,801	$67,715	$334,225	$—	$3,531,981

Ending balance: Individually evaluated for impairment	$7,218	$39,500	$52,247	$—	$2,672	$179	$11,048	$—	$112,864

Ending balance: Collectively evaluated for impairment	$463,528	$45,606	$2,105,722	$119,419	$294,129	$67,536	$323,177	$—	$3,419,117

Three and Six Months Ended June 30, 2010
Allowance for Credit Losses:

Beginning balance, March 31, 2010	$7,945	$19,069	$43,776	$2,071	$32,584	$1,777	$—	$5,099	$112,321
Charge-offs	(1,221)	(2,231)	(1,283)	—	—	(73)	(32)	—	(4,840)
Recoveries	24	—	—	—	—	40	3	—	67
Provision	1,752	1,888	12,043	122	(217)	(21)	29	(4,596)	11,000

Ending balance, June 30, 2010	$8,500	$18,726	$54,536	$2,193	$32,367	$1,723	$—	$503	$118,548

Beginning balance, December 31, 2009	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(3,790)	(6,916)	(2,863)	—	—	(170)	(32)	—	(13,771)
Recoveries	143	—	1	—	—	48	3	—	195
Provision	4,617	4,420	15,183	469	1,316	841	29	(3,675)	23,200

Ending balance, June 30, 2010	$8,500	$18,726	$54,536	$2,193	$32,367	$1,723	$—	$503	$118,548

Ending balance: Individually evaluated for impairment	$302	$47	$384	$—	$—	$74	$—	$—	$807

Ending balance: Collectively evaluated for impairment	$8,198	$18,679	$54,152	$2,193	$32,367	$1,649	$—	$503	$117,741

Financing receivables:
Ending balance, June 30, 2010	$457,209	$185,237	$2,250,251	$153,262	$378,784	$86,036	$424,377	$—	$3,935,156

Ending balance: Individually evaluated for impairment	$7,058	$42,149	$34,386	$—	$—	$612	$23,114	$—	$107,319

Ending balance: Collectively evaluated for impairment	$450,151	$143,088	$2,215,865	$153,262	$378,784	$85,424	$401,263	$—	$3,827,837

(1)	Net of purchase accounting discount

Past Due and Non-Performing Loans

The following table presents the recorded investment in held-for-investment and held-for-sale, non-covered, non-accrual loans and loans past due by class of loans as of June 30, 2011, December 31, 2010 and June 30, 2010:

Loan Aging

As of June 30, 2011, December 31, 2010 and June 30, 2010

(Amounts in Thousands)

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Financing Receivables
Commercial & Industrial	$199	$476	$—	$675	$4,649	$464,375	$469,699
Construction - Speculative	—	—	—	—	19,033	52,914	71,947
Construction - Non-Speculative	—	—	—	—	—	13,159	13,159
Commercial Real Estate - Owner-Occupied	1,227	352	—	1,579	8,192	692,438	702,209
Commercial Real Estate - Non-Owner-Occupied	—	1,011	—	1,011	16,539	1,241,529	1,259,079
Residential Real Estate (SFR 1-4)	—	460	—	460	17,786	178,435	196,681
Dairy & Livestock	—	—	—	—	2,672	294,129	296,801
Agribusiness	—	—	—	—	—	1,047	1,047
Municipal Lease Finance Receivables	—	—	—	—	—	119,419	119,419
Consumer	26	65	—	91	179	50,447	50,717
Auto & Equipment Leases	65	—	—	65	—	16,933	16,998

Total Non-covered Loans excluding Held For Sale	1,517	2,364	—	3,881	69,050	3,124,825	3,197,756
Held for Sale Construction - Speculative	—	—	—	—	6,000	—	6,000
Held for Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	1,341	1,341

Total	$1,517	$2,364	$—	$3,881	$75,050	$3,126,166	$3,205,097

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Financing Receivables

Commercial & Industrial	$2,177	$1,036	$—	3,213	$3,887	$453,299	$460,399
Construction - Speculative	—	—	—	—	53,552	66,343	119,895
Construction - Non-Speculative	—	—	—	—	9,473	9,612	19,085
Commercial Real Estate - Owner-Occupied	62	—	—	62	5,457	706,911	712,430
Commercial Real Estate - Non-Owner-Occupied	3,132	—	—	3,132	59,402	1,205,292	1,267,826
Residential Real Estate (SFR 1-4)	1,473	1,124	—	2,597	17,800	198,070	218,467
Dairy & Livestock	—	—	—	—	5,207	370,936	376,143
Agribusiness	—	—	—	—	—	1,686	1,686
Municipal Lease Finance Receivables	—	—	—	—	—	128,552	128,552
Consumer	—	29	—	29	537	56,181	56,747
Auto & Equipment Leases	93	14	—	107	49	17,826	17,982

Total Non-covered Loans excluding Held For Sale	6,937	2,203	—	9,140	155,364	3,214,708	3,379,212
Held for Sale Construction - Speculative	—	—	—	—	1,656	—	1,656
Held for Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	1,298	1,298

Total	$6,937	$2,203	$—	$9,140	$157,020	$3,216,006	$3,382,166

June 30, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Financing Receivables
Commercial & Industrial	$173	$161	$—	$334	$7,058	$448,808	$456,200
Construction - Speculative	—	9,093	—	9,093	29,821	125,862	164,776
Construction - Non-Speculative	—	—	—	—	9,828	10,633	20,461
Commercial Real Estate - Owner-Occupied	—	935	—	935	992	725,508	727,435
Commercial Real Estate - Non-Owner-Occupied	—	1,031	—	1,031	19,647	1,255,326	1,276,004
Residential Real Estate (SFR 1-4)	424	2,128	—	2,552	12,638	231,622	246,812
Dairy & Livestock	—	—	—	—	—	378,784	378,784
Agribusiness	—	—	—	—	—	1,009	1,009
Municipal Lease Finance Receivables	—	—	—	—	—	153,262	153,262
Consumer	2	137	—	139	143	62,000	62,282
Auto & Equipment Leases	75	225	—	300	469	22,985	23,754

Total Non-covered Loans excluding Held For Sale	674	13,710	—	14,384	80,596	3,415,799	3,510,779
Held for Sale Construction - Speculative	—	—	—	—	2,254	—	2,254
Held for Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	300	300

Total	$674	$13,710	$—	$14,384	$82,850	$3,416,099	$3,513,333

Credit Quality Indicators

The following table summarizes our internal risk grouping by loan class as of June 30, 2011, December 31, 2010 and June 30, 2010:

Credit Quality Indicators

As of June 30, 2011, December 31, 2010 and June 30, 2010

(Amounts in Thousands)

Credit Risk Profile by Internally Assigned Grade

	June 30, 2011
	Pass	Watch List	Special Mention	Sub-Standard	Doubtful & Loss	Total
Commercial & Industrial	$312,091	$83,203	$41,301	$33,104	$—	$469,699
Construction - Speculative	1,683	—	25,996	44,268	—	71,947
Construction - Non-Speculative	1,676	—	960	10,523	—	13,159
Commercial Real Estate - Owner-Occupied	374,356	117,605	103,413	106,835	—	702,209

Commercial Real Estate - Non-Owner-Occupied	852,013	219,219	80,973	105,942	932	1,259,079
Residential Real Estate (SFR 1-4)	164,223	7,471	7,141	17,846	—	196,681
Dairy & Livestock	7,327	14,991	168,451	106,032	—	296,801
Agribusiness	340	119	588	—	—	1,047
Municipal Lease Finance Receivables	66,277	26,003	17,640	9,499	—	119,419
Consumer	41,220	4,375	2,738	2,384	—	50,717
Auto & Equipment Leases	13,604	1,125	380	1,889	—	16,998

Total Non-covered Loans	1,834,810	474,111	449,581	438,322	932	3,197,756
Covered Loans	106,123	60,803	22,022	217,898	828	407,674

Total Loans excluding Held For Sale	1,940,933	534,914	471,603	656,220	1,760	3,605,430
Held For Sale Loans	1,341	—	—	6,000	—	7,341

Total Gross Loans	$1,942,274	$534,914	$471,603	$662,220	$1,760	$3,612,771

	December 31, 2010
	Pass	Watch List	Special Mention	Sub-Standard	Doubtful & Loss	Total
Commercial & Industrial	$310,207	$79,860	$35,526	$34,741	$65	$460,399
Construction - Speculative	428	16,022	24,773	78,672	—	119,895
Construction - Non-Speculative	3,168	3,422	2,346	10,149	—	19,085
Commercial Real Estate - Owner-Occupied	371,575	109,784	91,751	139,320	—	712,430

Commercial Real Estate - Non-Owner-Occupied	851,980	197,696	64,808	153,342	—	1,267,826
Residential Real Estate (SFR 1-4)	190,022	11,002	801	16,642	—	218,467
Dairy & Livestock	4,373	4,917	152,891	213,962	—	376,143
Agribusiness	1,096	446	144	—	—	1,686
Municipal Lease Finance Receivables	92,064	11,540	21,746	3,202	—	128,552
Consumer	47,927	4,885	2,367	1,484	84	56,747
Auto & Equipment Leases	10,925	3,450	1,122	2,483	2	17,982

Total Non-covered Loans	1,883,765	443,024	398,275	653,997	151	3,379,212
Covered Loans	139,038	59,996	42,147	247,407	187	488,775

Total Loans excluding Held For Sale	2,022,803	503,020	440,422	901,404	338	3,867,987
Held For Sale Loans	1,298	—	—	1,656	—	2,954

Total Gross Loans	$2,024,101	$503,020	$440,422	$903,060	$338	$3,870,941

	June 30, 2010
	Pass	Watch List	Special Mention	Sub-Standard	Doubtful	Total
Commercial & Industrial	$303,776	$82,127	$37,457	$32,696	$144	$456,200
Construction - Speculative	606	15,155	41,355	107,591	69	164,776
Construction - Non-Speculative	7,257	3,421	6	9,777	—	20,461
Commercial Real Estate - Owner-Occupied	399,282	110,415	74,425	143,313	—	727,435

Commercial Real Estate - Non-Owner-Occupied	858,940	207,459	46,384	163,221	—	1,276,004
Residential Real Estate (SFR 1-4)	219,371	9,423	528	17,490	—	246,812
Dairy & Livestock	11,931	54,321	114,025	198,507	—	378,784
Agribusiness	666	343	—	—	—	1,009
Municipal Lease Finance Receivables	115,228	18,852	15,566	3,616	—	153,262
Consumer	51,935	4,950	3,303	2,094	—	62,282
Auto & Equipment Leases	14,511	3,673	2,401	3,169	—	23,754

Total Non-covered Loans	1,983,503	510,139	335,450	681,474	213	3,510,779
Covered Loans	144,142	82,292	44,397	312,939	—	583,770

Total Loans excluding Held For Sale	2,127,645	592,431	379,847	994,413	213	4,094,549
Held For Sale Loans	300	—	—	2,254	—	2,554

Total Gross Loans	$2,127,945	$592,431	$379,847	$996,667	$213	$4,097,103

Non-covered Impaired Loans

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of June 30, 2011, December 31, 2010 and June 30, 2010:

Non-Covered Impaired Loans

As of June 30, 2011, December 31, 2010 and June 30, 2010

(Amounts in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded:
Commercial & Industrial	$6,040	$7,303	$—	$6,465	$92
Held for Sale Construction - Speculative	6,000	15,573	—	7,148	—
Construction - Speculative	29,201	32,511	—	30,157	269
Construction - Non-Speculative	9,219	10,149	—	9,276	254
Commercial Real Estate - Owner-Occupied	7,401	7,641	—	7,460	—
Commercial Real Estate - Non-Owner-Occupied	24,795	33,930	—	25,891	231
Residential Real Estate (SFR 1-4)	15,593	18,566	—	16,160	13
Dairy & Livestock	2,672	6,114	—	4,132	—

	100,921	131,787	—	106,689	859

With a related allowance recorded:
Commercial & Industrial	$1,178	$1,222	$379	$2,352	$—
Construction - Speculative	1,080	1,080	158	1,080	—
Commercial Real Estate - Owner-Occupied	791	794	116	780	—
Commercial Real Estate - Non-Owner-Occupied	226	343	21	313	—
Residential Real Estate (SFR 1-4)	3,441	3,567	509	3,459	—
Consumer	179	184	24	182	—

	6,895	7,190	1,207	8,166	—

Total	$107,816	$138,977	$1,207	$114,855	$859

December 31, 2010
With no related allowance recorded:
Commercial & Industrial	$9,060	$9,600	$—	$9,972	$339
Held for Sale Construction - Speculative	1,656	3,739	—	2,311	—
Construction - Speculative	45,672	61,382	—	54,299	—
Construction - Non-Speculative	9,473	10,149	—	9,777	—
Commercial Real Estate - Owner-Occupied	4,528	4,528	—	4,541	—
Commercial Real Estate - Non-Owner-Occupied	66,856	103,010	—	93,807	498
Residential Real Estate (SFR 1-4)	13,766	16,285	—	14,556	—
Dairy & Livestock	5,207	5,780	—	6,334	—
Consumer	334	334	—	336	—

	156,552	214,807	—	195,933	837

With a related allowance recorded:
Commercial & Industrial	$344	$352	$50	$371	$—
Construction - Speculative	7,880	12,588	3,300	8,966	—
Commercial Real Estate - Owner-Occupied	929	929	136	934	—
Commercial Real Estate - Non-Owner-Occupied	303	311	25	308	—
Residential Real Estate (SFR 1-4)	4,034	4,086	520	4,067	—
Consumer	203	205	21	207	—
Auto & Equipment Leases	49	49	7	77	—

	13,742	18,520	4,059	14,930	—

Total	$170,294	$233,327	$4,059	$210,863	$837

June 30, 2010
With no related allowance recorded:
Commercial & Industrial	$3,948	$4,037	$—	$4,047	$—
Held for Sale Construction - Speculative	2,254	3,764	—	2,387	—
Construction - Speculative	31,855	45,169	—	34,328	75
Construction - Non-Speculative	9,828	10,149	—	9,885	—
Commercial Real Estate - Owner-Occupied	689	1,194	—	941	—
Commercial Real Estate - Non-Owner-Occupied	19,942	21,298	—	20,318	20
Residential Real Estate (SFR 1-4)	11,204	12,998	—	11,562	9
Consumer	37	100	—	50	—

	79,757	98,709	—	83,518	104

With a related allowance recorded:
Commercial & Industrial	$3,110	$3,121	$302	$3,172	$—
Construction - Speculative	466	509	47	377	—
Commercial Real Estate - Owner-Occupied	303	306	31	305	—
Commercial Real Estate - Non-Owner-Occupied	317	324	36	319	—
Residential Real Estate (SFR 1-4)	1,931	2,371	317	2,884	—
Consumer	106	106	15	106	—
Auto & Equipment Leases	469	469	59	493	—

	6,702	7,206	807	7,656	—

Total	$86,459	$105,915	$807	$91,174	$104

The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the non-accrual loans as of June 30, 2011 have already been written-down to their estimated net realizable value. The impaired loans with a related allowance recorded are on non-accrual loans where a charge-off is not yet processed, on non-accrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $2.6 million and $2.8 million greater for the first half of 2011 and 2010, respectively.

5.	FAIR VALUE INFORMATION

The following disclosure provides fair value information for financial assets and liabilities as of June 30, 2011 and December 31, 2010. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

Investment security held-to-maturity - Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the second quarter ended June 30, 2011, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.

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

The fair value of commitments to extend credit and standby letters of credit were not significant at either June 30, 2011 or December 31, 2010, as these instruments predominantly have adjustable terms and are of a short-term nature.

Covered Loans – Covered loans were measured at fair value on the date of acquisition. Thereafter, covered loans are not measured at fair value on a recurring basis. The above valuation discussion for non-covered loans is applicable to covered loans following their acquisition date.

Swaps - The fair value of the interest rate swap contracts are provided by our counterparty using a system that constructs a yield curve based on cash LIBOR rates, Eurodollar futures contracts, and 3-year through 30-year swap rates. The yield curve determines the valuations of the interest rate swaps. Accordingly, the swap is categorized as a Level 2 valuation.

Deposits and Borrowings - The amounts payable to depositors for demand, savings, and money market accounts, and the demand note to the U.S. Treasury, and short-term borrowings are considered to be stated at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of long-term borrowings and junior subordinated debentures is estimated using the rates currently offered for borrowings of similar remaining maturities.

Accrued Interest Receivable/Payable - The amounts of accrued interest receivable on loans and lease finance receivables and investments and accrued interest payable on deposits and borrowings are considered to be stated at fair value.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(amounts in thousands)	Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Mortgage-backed securities	$858,899	$—	$858,899	$—
CMO’s / REMIC’s	402,528	—	402,528	—
Government agency	86,537	—	86,537	—
Municipal bonds	631,033	—	631,033	—

Investment Securities-AFS	1,978,997	—	1,978,997	—
Interest Rate Swaps	9,489	—	9,489	—

Total Assets	$1,988,486	$—	$1,988,486	$—

Description of Liability
Interest Rate Swaps	$9,489	$—	$9,489	$—

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(amounts in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Mortgage-backed securities	$808,409	$—	$808,409	$—
CMO’s / REMIC’s	270,477	—	270,477	—
Government agency	106,273	—	106,273	—
Municipal bonds	606,399	—	606,399	—

Investment Securities-AFS	1,791,558	—	1,791,558	—
Interest Rate Swaps	9,127	—	9,127	—

Total Assets	$1,800,685	$—	$1,800,685	$—

Description of Liability
Interest Rate Swaps	$9,127	$—	$9,127	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table presents the balances of assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at June 30, 2011 and December 31, 2010.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(amounts in thousands)	Carrying Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the six months ended June 30, 2011 Total Losses
Description of Assets
Investment Security-HTM	$2,814	$—	$—	$2,814	$(119)
Loans held-for-sale	$7,341	$—	$—	$7,341	$(1,656)
Impaired Loans-Noncovered	$25,542	$—	$—	$25,542	$(16,226)
OREO-Noncovered	$13,718	$—	$—	$13,718	$(221)
OREO-Covered	$13,276	$—	$—	$13,276	$(2,126)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(amounts in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the year ended December 31, 2010 Total Losses
Description of Assets
Investment Security-HTM	$3,143	$—	$—	$3,143	$(904)
Loans held-for-sale	$2,954	$—	$—	$2,954	$(598)
Impaired Loans-Noncovered	$87,288	$—	$—	$87,288	$(65,524)
OREO-Noncovered	$5,290	$—	$—	$5,290	$(4,578)
OREO-Covered	$11,305	$—	$—	$11,305	$(2,912)

The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE INFORMATION

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(amounts in thousands)
Assets
Total cash and cash equivalents	$457,075	$457,075	$404,275	$404,275
Interest-bearing balances due from depository institutions	50,190	50,190	50,190	50,190
FHLB Stock	79,744	79,744	86,744	86,744
Investment securities available-for-sale	1,978,997	1,978,997	1,791,558	1,791,558
Investment securities held-to-maturity	2,814	2,814	3,143	3,143
Loans held-for-sale	7,341	7,341	2,954	2,954
Total Loans, net of allowance for credit losses	3,429,701	3,520,966	3,642,481	3,729,296
Accrued interest receivable	23,001	23,001	23,647	23,647
Swaps	9,489	9,489	9,127	9,127

Liabilities
Deposits:
Noninterest-bearing	$1,894,558	$1,894,558	$1,701,523	$1,701,523
Interest-bearing	2,609,713	2,610,698	2,817,305	2,818,390
Demand note to U.S. Treasury	2,483	2,483	1,917	1,917
Borrowings	1,088,946	1,129,742	1,095,578	1,128,562
Junior subordinated debentures	115,055	115,794	115,055	115,823
Accrued interest payable	4,477	4,477	4,985	4,985
Swaps	9,489	9,489	9,127	9,127

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

6.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 43 Business Financial Centers and 5 Commercial Banking Centers, organized in 5 geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments which is the basis for determining the Company’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, leasing, CitizensTrust Division and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

The following table represents the selected financial information for these two business segments. Accounting principles generally accepted in the United States of America do not have an authoritative body of knowledge regarding the management accounting used in presenting segment financial information. The accounting policies for each of the business units is the same as those policies identified for the consolidated Company and identified in the footnote on the summary of significant accounting policies. The income numbers represent the actual income and expenses of each business unit. In addition, each segment has allocated income and expenses based on management's internal reporting system, which allows management to determine the performance of each of its business units. Loan fees, included in the Centers category are the actual loan fees paid to the Company by its customers. These fees are eliminated and deferred in the “Other” category, resulting in deferred loan fees for the consolidated financial statements. All income and expense items not directly associated with the two business segments are grouped in the “Other” category. Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

The following tables present the operating results and other key financial measures for the individual reportable segments for the three and six months ended June 30, 2011 and 2010 (Amounts in thousands):

	Six Months Ended June 30, 2011
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$79,162	$31,731	$26,801	$—	$137,694
Credit for funds provided (1)	12,042	—	5,116	(17,158)	—

Total interest income	91,204	31,731	31,917	(17,158)	137,694

Interest expense	5,896	10,602	1,692	—	18,190
Charge for funds used (1)	2,659	16,671	(2,172)	(17,158)	—

Total interest expense	8,555	27,273	(480)	(17,158)	18,190

Net interest income	82,649	4,458	32,397	—	119,504

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	82,649	4,458	25,329	—	112,436

Non-interest income	10,602	(119)	5,489	—	15,972
Non-interest expense	25,927	408	47,125	—	73,460

Segment pretax profit (loss)	$67,324	$3,931	($16,307)	$—	$54,948

Segment assets as of June 30, 2011	$4,877,715	$2,544,731	$734,823	$(1,697,076)	$6,460,193

	Six Months Ended June 30, 2010
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$85,760	$43,927	$41,138	$—	$170,825
Credit for funds provided (1)	34,722	—	17,684	(52,406)	—

Total interest income	120,482	43,927	58,822	(52,406)	170,825

Interest expense	12,586	19,196	1,490	—	33,272
Charge for funds used (1)	6,574	19,091	26,741	(52,406)	—

Total interest expense	19,160	38,287	28,231	(52,406)	33,272

Net interest income	101,322	5,640	30,591	—	137,553

Provision for credit losses	—	—	23,200		23,200

Net interest income after provision for credit losses	101,322	5,640	7,391	—	114,353

Non-interest income	11,804	8,096	(6,693)	—	13,207
Non-interest expense	26,300	6,440	44,629	—	77,369

Segment pretax profit (loss)	$86,826	$7,296	($43,931)	$—	$50,191

Segment assets as of June 30, 2010	$4,978,792	$2,575,934	$764,079	$(1,458,409)	$6,860,396

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	Three Months Ended June 30, 2011
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	$39,723	$16,510	$14,949	$—	$71,182
Credit for funds provided (1)	6,016	—	2,428	(8,444)	—

Total interest income	45,739	16,510	17,377	(8,444)	71,182

Interest expense	2,628	5,311	848	—	8,787
Charge for funds used (1)	1,373	8,369	(1,298)	(8,444)	—

Total interest expense	4,001	13,680	(450)	(8,444)	8,787

Net interest income	41,738	2,830	17,827	—	62,395

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	41,738	2,830	17,827	—	62,395

Non-interest income	5,390	(119)	723	—	5,994
Non-interest expense	13,296	192	23,667	—	37,155

Segment pretax profit (loss)	$33,832	$2,519	($5,117)	$—	$31,234

	Three Months Ended June 30, 2010
	Centers	Treasury	Other	Eliminations	Total
Interest income, including loan fees	43,008	$21,123	$16,142	$—	$80,273
Credit for funds provided (1)	17,899	—	10,668	(28,567)	—

Total interest income	60,907	21,123	26,810	(28,567)	80,273

Interest expense	5,950	9,289	820	—	16,059
Charge for funds used (1)	3,053	$10,235	15,279	(28,567)	—

Total interest expense	9,003	19,524	16,099	(28,567)	16,059

Net interest income	51,904	1,599	10,711	—	64,214

Provision for credit losses	—	—	11,000	—	11,000

Net interest income after provision for credit losses	51,904	1,599	(289)	—	53,214

Non-interest income	6,200	8,781	437	—	15,418
Non-interest expense	13,168	$6,060	22,219	—	41,447

Segment pretax profit (loss)	$44,936	$4,320	($22,071)	$—	$27,185

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of June 30, 2011, the Company entered into 60 interest-rate swap agreements with customers and 60 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the company’s earnings.

The structure of the swaps is as follows. The Company enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans and, at the same time, the Company enters into a swap with the counterparty bank to allow the Company to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Company to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the market value of the swaps primarily offset each other and therefore do not have a significant impact on the Company’s results of operations.

As of June 30, 2011, the total notional amount of the Company’s swaps was $354.6 million with $177.3 million in notional with the Company’s customers and $177.3 million in notional with the counterparty bank. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended June 30, 2011.

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	June 30, 2011		June 30, 2011
	(amounts in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps	Other Assets	$9,489	Other Liabilities	$9,489

Total Derivatives		$9,489		$9,489

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for

six months ended June 30, 2011

(amounts in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		June 30, 2011
Interest Rate Swaps	Other Income	$148

Total		$148

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

Economic conditions in our California service area impact our business. We have seen a significant decline in the housing market resulting in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly impacted by adverse economic conditions, both nationally and in California. Approximately 17.6% of our total loan portfolio of $3.6 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of deteriorating economic conditions on our loan portfolio. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.

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

Our net income increased to $37.6 million for the first six months of 2011 compared with $35.1 million for the first six months of 2010, an increase of $2.5 million, or 7.13%. Diluted earnings per share increased to $0.35 per share for 2011, from $0.33 per share for 2010. Operating results for the first six months of 2011 include a $7.1 million provision for credit losses and a $7.7 million in interest income from accelerated accretion on loans from our FDIC assisted acquisition of San Joaquin Bank (SJB).

For the quarter ended June 30, 2011, our net income increased to $21.0 million compared to $19.0 million for the quarter ended June 30, 2010, an increase of $2.0 million, or 10.64%. Diluted earnings per share were $0.20 for the second quarter of 2011 compared to $0.18 for the second quarter of 2010.

During the first quarter of 2011, the Company sold six of seven notes previously held in connection with its former largest borrowing relationship. The six notes, with a carrying value of $42.9 million (and a legal principal balance of $78.1 million), were sold for $41.0 million, resulting in a $1.9 million charge-off. During the second quarter of 2011, the Company sold the remaining note previously held in conjunction with its former largest borrowing relationship with a carrying value of $2.4 million for $2.6 million, resulting in a $155,000 recovery.

The operating results for the second quarter and first six months of 2011 were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Allowance for Credit Losses: Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Our allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in our judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors as deserve current recognition in estimating inherent credit losses. The provision for credit losses is charged to expense. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see the “Risk Management” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Covered Other Real Estate Owned: All other real estate owned acquired in the FDIC-assisted acquisition of SJB are included in a FDIC shared-loss agreement and are referred to as covered other real estate owned. Covered other real estate owned is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.

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

Other Real Estate Owned: Other real estate owned ("OREO") represents properties acquired through foreclosure or through full or partial satisfaction of loans, is considered held for sale, and is recorded at the lower of cost or estimated fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for credit losses. After foreclosure, valuations are periodically performed as deemed necessary by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Subsequent declines in the fair value of the OREO below the carrying value are recorded through the use of a valuation allowance by charges to other operating expense. Any subsequent operating expenses or income of such properties are charged to other operating expense or income, respectively. Any declines in value after foreclosure are recorded as OREO expense. Revenue recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer's initial investment in the property sold.

The Company is able and willing to provide financing for entities purchasing loans or OREO assets. Our general guideline is to seek an adequate down payment (as a percentage of the purchase price) from the buyer. We will consider lower down payments when this is not possible; however, accounting rules require certain minimum down payments in order to record the profit on sale, if any. The minimum down payment varies by the type of underlying real estate collateral.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $37.6 million for the six months ended June 30, 2011. This represented an increase of $2.5 million or 7.13%, from net earnings of $35.1 million for the six months ended June 30, 2010. Basic and diluted earnings per common share for the six-month period increased to $0.35 per common share for 2011, compared to $0.33 per common share for 2010. The annualized return on average assets was 1.17 % for the six months of 2011 compared to an annualized return on average assets of 1.03% for the six months of 2010. The annualized return on average equity was 11.52% for the six months ended June 30, 2011, compared to an annualized return of 10.77% for the six months ended June 30, 2010.

For the quarter ended June 30, 2011, our net earnings were $21.0 million. This represents an increase of $2.0 million, or 10.64%, from net earnings of $19.0 million for the second quarter of 2010. Basic and diluted earnings per common share increased to $0.20 per share for the second quarter of 2011 compared to $0.18 per share for the second quarter of 2010. The annualized return on average assets was 1.31% and 1.11% for the second quarter of 2011 and 2010, respectively. The annualized return on average equity was 12.67% and 11.44% for the second quarter of 2011 and 2010, respectively.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is the taxable-equivalent of net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average earning assets minus the cost of average interest-bearing liabilities. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which we conduct business. Our ability to manage the net interest income during changing interest rate environments will have a significant impact on our overall performance. Our balance sheet is currently slightly liability-sensitive; meaning interest-bearing liabilities will generally reprice more quickly than earning assets. Therefore, our net interest margin is likely to decrease in sustained periods of rising interest rates and increase in sustained periods of declining interest rates. We manage net interest income by affecting changes in the mix of earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to earning assets, and in the growth of earning assets.

Our net interest income, before the provision for credit losses, totaled $119.5 million for the six months ended June 30, 2011. This represented a decrease of $18.0 million, or 13.12%, from net interest income, before provision for credit losses, of $137.6 million for the same period in 2010. This decrease in net interest income resulted from a $33.1 million decrease in interest income and a $15.1 million decrease in interest expense.

Interest income totaled $137.7 million for the first six months of 2011. This represented a decrease of $33.1 million, or 19.39%, compared to total interest income of $170.8 million for the same period last year. The decrease in interest income is primarily due to lower earning assets, lower interest rates and a $10.2 million decrease in discount accretion on covered loans acquired from SJB. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. The average yield on earning assets decreased to 4.78% for the six months of 2011 from 5.54% for the same period of 2010, or 76 basis points. Average earning assets decreased by $385.6 million, or 6.02%, from $6.40 billion to $6.02 billion.

Interest expense totaled $18.2 million for the first six months of 2011. This represented a decrease of $15.1 million, or 45.33%, from total interest expense of $33.3 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $397.2 million, from $1.63 billion as of June 30, 2010 to $1.23 billion as of June 30, 2011. The average rate paid on interest-bearing liabilities decreased to 0.92% for the first six months of 2011 from 1.46% for the same period in 2010, or 54 basis points. The average cost of deposits decreased to 0.22% for the first six months of 2011 from 0.45% for the same period in 2010, or 23 basis points. The decrease in rates paid on deposits and borrowings also included a decrease in average interest-bearing deposits of $208.8 million, or 7.16%, from $2.91 billion to $2.71 billion.

For the second quarter ended June 30, 2011, our net interest income, before provision for credit losses, totaled $62.4 million. This represented a decrease of $1.8 million, or 2.83%, from net interest income of $64.2 million for the same period in 2010. The decrease in net interest income of $1.8 million resulted from a decrease in interest income of $9.1 million and a decrease in interest expense of $7.3 million.

Interest income totaled $71.2 million for the second quarter of 2011. This represented a decrease of $9.1 million, or 11.33%, compared to total interest income of $80.3 million for the same period last year. The decrease in interest income for the second quarter ending June 30, 2011 as compared to the second quarter ending June 30, 2010 was primarily due to lower earning assets and lower interest rates.

Interest expense totaled $8.8 million for the second quarter of 2010. This represented a decrease of $7.3 million or 45.28%, from total interest expense of $16.1 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $388.5 million, or 24.27%. The average rate paid on interest-bearing liabilities decreased to 0.91% for the second quarter ending June 30, 2011 from 1.41% for the same period in 2010, or 50 basis points. The average cost of deposits decreased to 0.20% for the second quarter ending June 30, 2011 from 0.43% for the same period in 2010, or 23 basis points. Average interest-bearing deposits decreased $285.0 million, or 9.75%, from $2.92 billion to $2.64 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period and six-month period ended June 30, 2011 and 2010. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Six-month period ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,302,224	$18,990	2.94%	$1,401,840	$30,475	4.35%
Tax preferenced (1)	612,660	11,840	5.48%	655,148	12,941	5.59%
Investment in FHLB stock	84,055	131	0.31%	96,682	129	0.27%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	395,355	721	0.36%	271,895	340	0.25%
Loans HFS	3,047	29	1.92%	1,596	33	4.17%
Loans (2) (3)	3,721,462	98,325	5.33%	4,150,731	109,056	5.30%
Yield adjustment to interest income from discount accretion	(102,727)	7,658		(176,264)	17,851

Total Earning Assets	6,016,076	137,694	4.78%	6,401,628	170,825	5.54%
Total Non Earning Assets	460,776			450,417

Total Assets	$6,476,852			$6,852,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,730,721	$3,044	0.35%	$1,696,482	$5,360	0.64%
Time Deposits	974,482	1,964	0.41%	1,217,496	4,769	0.79%

Total Deposits	2,705,203	5,008	0.37%	2,913,978	10,129	0.70%
Other Borrowings	1,230,919	13,182	2.13%	1,628,100	23,143	2.83%

Interest Bearing Liabilities	3,936,122	18,190	0.92%	4,542,078	33,272	1.46%

Non-interest bearing deposits	1,822,068			1,598,199
Other Liabilities	59,652			53,874
Stockholders’ Equity	659,010			657,894

Total Liabilities and Stockholders’ Equity	$6,476,852			$6,852,045

Net interest income		$119,504			$137,553

Net interest income excluding discount		111,846			119,702

Net interest spread - tax equivalent			3.86%			4.08%
Net interest spread - tax equivalent excluding discount			3.52%			3.38%
Net interest margin			3.84%			4.16%
Net interest margin - tax equivalent			4.17%			4.50%
Net interest margin - tax equivalent excluding discount			3.85%			3.83%
Net interest margin excluding loan fees			3.80%			4.11%
Net interest margin excluding loan fees - tax equivalent			4.13%			4.44%

(1)	Non tax-equivalent rate was 3.22% for 2011, 4.22% for 2010
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2011, $1,129; 2010, $1,568
(3)	Non-performing, non-covered loans are included in net loans as follows: 2011, $88.77 million; 2010, $97.85 million
(4)	Includes interest bearing demand and money market accounts

TABLE 1 - Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Three-month period ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,353,784	$10,152	3.03%	$1,375,632	$14,391	4.18%
Tax preferenced (1)	615,910	5,921	5.46%	650,368	6,409	5.57%
Investment in FHLB stock	81,547	66	0.32%	95,792	63	0.26%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	359,668	346	0.38%	361,376	238	0.26%
Loans HFS	2,639	10	1.52%	1,055	15	5.70%
Loans (2) (3)	3,652,155	48,980	5.38%	4,101,302	54,686	5.35%
Yield adjustment to interest income from discount accretion	(92,614)	5,707		(163,854)	4,473

Total Earning Assets	5,973,089	71,182	4.95%	6,421,671	80,275	5.17%
Total Non Earning Assets	459,548			444,534

Total Assets	$6,432,637			$6,866,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (4)	$1,715,947	$1,408	0.33%	$1,727,842	$2,628	0.61%
Time Deposits	921,589	812	0.35%	1,194,717	2,213	0.74%

Total Deposits	2,637,536	2,220	0.34%	2,922,559	4,841	0.66%
Other Borrowings	1,212,471	6,567	2.14%	1,600,951	11,218	2.78%

Interest Bearing Liabilities	3,850,007	8,787	0.91%	4,523,510	16,059	1.41%

Non-interest bearing deposits	1,852,954			1,621,507
Other Liabilities	63,570			54,589
Stockholders’ Equity	666,106			666,599

Total Liabilities and Stockholders’ Equity	$6,432,637			$6,866,205

Net interest income		$62,395			$64,216

Net interest income excluding discount		$56,688			$59,743

Net interest spread - tax equivalent			4.04%			3.76%
Net interest spread - tax equivalent excluding discount			3.58%			3.36%
Net interest margin			4.20%			4.02%
Net interest margin - tax equivalent			4.37%			4.18%
Net interest margin - tax equivalent excluding discount			3.92%			3.80%
Net interest margin excluding loan fees			4.16%			3.96%
Net interest margin excluding loan fees - tax equivalent			4.32%			4.13%

(1)	Non tax-equivalent rate was 3.27% for 2011, 4.11% for 2010
(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2011, $606; 2010, $816
(3)	Non-performing, non-covered loans are included in net loans as follows: 2011, $88.77 million; 2010, $97.85 million
(4)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.17% for the first six months of 2011, compared to 4.50% for the first six months of 2010. The decrease in the net interest margin from the same period last year is primarily the result of a $10.2 million decrease in discount accretion on covered SJB loans which impacted interest income on loans. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice faster than our loans and securities. Our tax effected (TE) net interest margin for the second quarter of 2011 was 4.37%, compared to 4.18% for the second quarter of 2010.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.86% for the first six months of 2011 and 4.08% for the same period last year. The decrease in the net interest spread for the six months ended June 30, 2011 resulted from a 76 basis point decrease in the yield on earning assets and a 54 basis point decrease in the cost of interest-bearing liabilities, thus generating a 22 basis point decrease in the net interest spread from the same period last year.

For the second quarter of 2011, the Company’s net interest spread (TE) was 4.04% as compared to 3.76% for the same period last year. The increase in net interest spread for the second quarter ended June 30, 2011 resulted from a 22 basis point decrease in yield on earning assets and a 50 basis point decrease in the cost of interest-bearing liabilities, thus generating a 28 basis point increase in the net interest spread from the same period last year.

The yield (TE) on earning assets decreased to 4.78% for the six months of 2011, from 5.54% for the same period last year. Average loans as a percent of earning assets decreased to 61.86% in the six months of 2011 from 64.84% for the same period in 2010. Average investments as a percent of earning assets decreased to 31.83% in the six months of 2011 from 32.13% for the same period in 2010. The yield on loans for the first six months of 2011 decreased to 5.91% as compared to 6.44% for the same period in 2010 as a result of a $10.2 million decrease in discount accretion on SJB covered loans. The yield (TE) on investments for the first six months of 2011 decreased to 3.75% compared to 4.74% for the same period in 2010.

The cost of average interest-bearing liabilities decreased to 0.92% for the first six months of 2011 as compared to 1.46% for the same period in 2010, reflecting a decrease in interest rates and change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 31.27% during the first six months of 2011 as compared to 35.84% for the same period in 2010. Average borrowings were $1.23 billion as of June 30, 2011. This represents a decrease of $397.2 million or 24.40%, from average borrowings of $1.63 billion as of June 30, 2010. The cost of borrowings for the first six months of 2011 decreased to 2.13% as compared to 2.83% for the same period in 2010. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first six months of 2011 decreased to 0.37% as compared to 0.70% for the same period in 2010, while average deposits including non-interest bearing deposits increased $15.1 million or 0.33% from the same periods. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, financial institutions are allowed to pay interest on commercial checking accounts which could have a negative impact on our net interest margin, net interest spread, and net earnings, should institutions elect to pay interest on these accounts. Currently, we pay interest on NOW and Money Market Accounts. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.

For the second quarter of 2011, the yield (TE) on earning assets decreased to 4.95%, from 5.17% for the same period last year. The cost of average interest-bearing liabilities decreased to 0.91% for the second quarter of 2011 as compared to 1.41% for the same period in 2010. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.

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

TABLE 2 - Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of six months ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$(2,364)	$(9,883)	$762	$(11,485)
Tax-advantaged securities	(1,157)	26	30	(1,101)
Fed funds sold & interest-bearing deposits with other institutions	154	150	77	381
Investment in FHLB stock	(17)	19	—	2
Loans HFS	30	(18)	(16)	(4)
Loans	(11,282)	617	(66)	(10,731)
Yield adjustment from discount accretion	(7,446)	(4,711)	1,964	(10,193)

Total interest on earning assets	(22,082)	(13,800)	2,751	(33,131)

Interest Expense:
Savings deposits	109	(2,440)	15	(2,316)
Time deposits	(952)	(2,294)	441	(2,805)
Other borrowings	(5,651)	(5,730)	1,420	(9,961)

Total interest on interest-bearing liabilities	(6,494)	(10,464)	1,876	(15,082)

Net Interest Income	$(15,588)	$(3,336)	$875	$(18,049)

	Comparison of quarters ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$(364)	$(3,955)	$80	$(4,239)
Tax-advantaged securities	(488)	(8)	8	(488)
Fed funds sold & interest-bearing deposits with other institutions	(1)	108	1	108
Investment in FHLB stock	(9)	14	(2)	3
Loans HFS	23	(11)	(18)	(6)
Loans	(5,991)	307	(20)	(5,704)
Yield adjustment from discount accretion	(1,945)	5,625	(2,446)	1,234

Total interest on earning assets	(8,775)	2,080	(2,397)	(9,092)

Interest Expense:
Savings deposits	(18)	(1,206)	4	(1,220)
Time deposits	(504)	(1,162)	266	(1,400)
Other borrowings	(2,730)	(2,590)	669	(4,651)

Total interest on interest-bearing liabilities	(3,252)	(4,958)	939	(7,271)

Net Interest Income	$(5,523)	$7,038	$(3,336)	$(1,821)

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $106.0 million for the first six months of 2011. This represented a decrease of $20.9 million, or 16.49%, from interest and fees on loans of $126.9 million for the same period in 2010. The decrease in interest on loans was primarily due to a $10.7 million decrease in interest and fees on loans and a $10.2 million decrease in discount accretion on covered loans acquired from SJB (this amount represents the discount recognized from accelerated principal payments on SJB loans, it is recorded as a yield adjustment to interest income). As a result, the yield on loans decreased to 5.91% for the first six months of 2011, compared to 6.44% for the same period in 2010. Average loans decreased $355.7 million, or 8.95%, from $3.97 billion for the first six months of 2010 to $3.62 billion for the first six months of 2011.

Interest and fees on loans totaled $54.7 million for the second quarter of 2011. This represented a decrease of $4.5 million, or 7.56%, from interest and fees on loans of $59.2 million for the same period in 2010. The decrease was primarily due to a $5.7 million decrease in interest and fees on loans primarily due to decreases in average loan balances.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at June 30, 2011 and 2010.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and become a component of the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.1 million for the first six months of 2011, as compared to $1.6 million for the same period in 2010, a decrease of $438,000 or 27.96%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $30.8 million for the first six months of 2011. This represented a decrease of $12.6 million, or 28.99%, from interest on investments of $43.4 million for the same period in 2010. The decrease in interest on investments for the six months of 2011 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 3.75% for the first six months of 2011 compared to 4.74% for the first six months of 2010. Average investment balances for the first six months for 2011 decreased $142.1 million, or 6.91% from the same period last year.

For the second quarter of 2011, interest income on investments totaled $16.1 million. This represented a decrease of $4.7 million or 22.73%, from interest on investments of $20.8 million for the same period in 2010. The decrease in interest on investments for the second quarter of 2011 from the same period last year reflected decreases in the average balance of investments and in the interest rates. The total yield (TE) on investments decreased to 3.79% for the second quarter of 2011, compared to 4.63% for the same period in 2010 as a result of the decreasing interest rate environment.

Interest on Deposits

Interest on deposits totaled $5.0 million for the first six months of 2011. This represented a decrease of $5.1 million, or 50.56%, from interest on deposits of $10.1 million for the first six months of 2010. The decrease is due to the decrease in interest rates on deposits plus a decrease in average interest-

bearing deposit balances. The cost of interest-bearing deposits decreased to 0.37% for the first six months of 2011 from 0.70% for the first six months of 2010. The cost of total deposits decreased to 0.22% for the first six months of 2011 from 0.45% for the first six months of 2010. Average interest-bearing deposits decreased $208.8 million, or 7.16%, from the same period last year.

For the second quarter of 2011, interest on deposits totaled $2.2 million. This represented a decrease of $2.6 million, or 54.14%, from interest on deposits of $4.8 million for the same period in 2010. The decrease is due to the decrease in interest rates on deposit plus decreases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.34% for the second quarter of 2010 from 0.66% for the second quarter of 2010. The cost of total deposits decreased to 0.20% for the second quarter of 2011 from 0.43% for the second quarter of 2010. Average interest-bearing deposits decreased $285.0 million, or 9.75%, from the same period last year.

Interest on Borrowings

Interest on borrowings totaled $13.2 million for the first six months of 2011. This represented a decrease of $10.0 million, or 43.04%, from interest on borrowings of $23.1 million for the same period of 2010. The decrease is due to the decrease in average borrowings of $397.2 million, or 24.40%, compared to the same period last year. Interest rates on borrowings decreased to 2.13% for the first six months of 2011 from 2.83% first six months of 2010.

For the second quarter of 2011, interest on borrowings totaled $6.6 million. This represented a decrease of $4.7 million, or 41.46%, from interest on borrowings of $11.2 million for the same period of 2010. This decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 64 basis points, from 2.78% for the second quarter of 2010 to 2.14% for the second quarter of 2011. Average borrowings decreased $388.5 million, or 24.27%.

Provision for Credit Losses

We maintain an allowance for inherent credit losses that is increased by a provision for credit losses charged against operating results. The provision for credit losses is determined by management as the amount to be added to the allowance for probable credit losses after net charge-offs have been deducted to bring the allowance to an appropriate level which, in management’s best estimate, is necessary to absorb probable credit losses inherent within the existing loan portfolio.

We made a provision for credit losses of $7.1 million during the first six months of 2011 and $23.2 million during the same period in 2010. The decrease in the provision for credit losses during the first six months of 2011 was primarily due to a decrease in classified assets from December 31, 2010 to June 30, 2011 compared to the same period last year. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to non-covered loans as of June 30, 2011 and 2010 was 3.04% and 3.38%, respectively.

No assurance can be given that economic conditions which adversely affect the Company's service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $15.4 million for the first six months of 2011 and $13.6 million during the same period of 2010. See “Risk Management – Credit Risk” herein.

Other Operating Income

Other operating income for the Company includes income derived from special services offered, such as CitizensTrust, merchant card, international banking, and other business services. Also included in other operating income are service charges and fees, primarily from deposit accounts; gains (net of losses) from the sale of investment securities, other real estate owned, and fixed assets; and other revenues not included as interest on earning assets.

We reported other operating income of $16.0 million for the first six months of 2011, compared to other operating income of $13.2 million during the same period of 2010. This represents an increase of $2.8 million, or 20.94% primarily due to a $12.2 million reduction in the FDIC loss sharing asset during the first six months of 2010 compared to a $274,000 reduction during the first six months of 2011 offset by a gain on sale of securities of $8.8 million during the first six months of 2010.

During the first six months of 2011, we reported increases in trust and investment services income, BOLI income and bankcard services income compared to the same period last year, partially offset by a decrease in service charge fee income. Service charge fee income of $7.8 million for the six months ended June 30, 2011 decreased $709,000, or 8.38%, from service charge fee income of $8.5 million for the same period last year. Trust and investment services income of $4.4 million during the first six months of 2011 increased $85,000, or 1.96%, from trust and investment service income of $4.3 million during the first six months of 2010.

Other operating income totaled $6.0 million for the quarter ended June 30, 2011. This represents a decrease of $9.4 million, or 61.12%, from total other operating income of $15.4 million for the quarter ended June 30, 2010. The decrease was primarily due to a gain on sale of securities of $8.8 million during the quarter ended June 30, 2010 with none in the second quarter of 2011.

During the second quarter of 2011, BOLI, trust and investment services income, and bankcard income increased from the same period last year, while other income decreased $822,000 and service charge fee income decreased modestly. The decrease in other income was primarily due to a $1.7 million write-off of a held for sale loan offset primarily by a loss on OREO of $1.1 million in the second quarter of 2010 with no similar loss in the same period in 2011. The held for sale loan was the subject of legal proceedings regarding our lien position and a preliminary decision by the court found that our lien was not in a first priority position. After careful analysis of the preliminary court decision and valuation of the subject collateral, we wrote off the remaining carrying amount. BOLI income of $1.1 million for the quarter ended June 30, 2011 increased $412,000 from the same period last year primarily due to a 207,000 increase related to the incremental death benefit on the death of an insured individual. Service charge fee income of $4.0 million for the quarter ended June 30, 2011 decreased $167,000, or 3.98%, from service charge fee income of $4.2 million for the same period last year. Trust and investment services income of $2.3 million during the second quarter of 2011 increased $50,000, or 2.26%, from trust and investment services income of $2.2 million during the second quarter of 2010.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $73.5 million for the first six months of 2011. This represents a decrease of $3.9 million, or 5.05% from other operating expenses of $77.4 million for the same period in 2010. For the second quarter of 2011, other operating expenses totaled $37.2 million. This represents a decrease of $4.3 million, or 10.36%, from other operating expenses of $41.4 million for the same period last year. We incurred a $5.7 million prepayment charge on borrowings during the second quarter of 2010 and no such charge was incurred in 2011. Professional services expenses were up $2.9 million and $2.1 million for the six and three months ended June 30, 2011, respectively. This was primarily due to increases in legal expenses associated with our SEC inquiry and litigation matters as well as credit-related legal costs for loan workouts and foreclosures.

At June 30, 2011, we employed 766 full time equivalent employees, compared to 774 full time equivalent employees at June 30, 2010.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.29% and 2.28% for the first six months of 2011 and 2010, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first six months of 2011, the efficiency ratio was 57.21%, compared to a ratio of 60.65% for the same period in 2010. The improvement in the efficiency ratio was primarily due to lower expenses as a result of the prepayment charge on borrowings incurred in the first six months of 2010 with no similar expense in the same period in 2011 offset by higher professional services expense in 2011 as discussed above.

Income Taxes

The Company’s effective tax rate for the three and six months of 2011 was 32.64% and 31.50%, compared to 30.06% and 30.00% for the same period in 2010. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and six months ended June 30, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Key Measures:	(amounts in thousands)		(amounts in thousands)
Statement of Operations
Interest income	$91,204	$120,482	$45,739	$60,907
Interest expense	8,555	19,160	4,001	9,003

Net Interest Income	$82,649	$101,322	$41,738	$51,904

Non-interest income	10,602	11,804	5,390	6,200
Non-interest expense	25,927	26,300	13,296	13,168

Segment pretax profit	$67,324	$86,826	$33,832	$44,936

Balance Sheet
Average loans	$2,679,424	$2,849,868	$2,660,934	$2,842,700
Average interest-bearing deposits and customer repos	$3,024,203	$3,202,986	$2,940,178	$3,232,933
Yield on loans	5.96%	6.04%	5.99%	6.07%
Rate paid on interest-bearing deposits and customer repos	0.39%	0.79%	0.36%	0.74%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.
(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the six months ended June 30, 2011, segment profit decreased by $19.5 million, or 22.46%, compared to the same period last year. This was primarily due to the decrease in net interest income of $18.7 million, or 18.43%, due to decreases in loan balances. Average loan balances decreased $170.4 million or 5.98%, from the same period last year. Rates paid on deposits and customer repos decreased 40 basis points, while average interest-bearing deposits and customer repos decreased $178.8 million, or 5.58%. Non-interest income decreased by $1.20 million, or 10.18%, compared to the first six months of 2010. Non-interest expense decreased $373,000 thousand, or 1.42%, compared to the same period last year.

For the quarter ended June 30, 2011, segment profit decreased by $11.1 million, or 24.71%, compared to the same period last year. This was primarily due to the decrease in net interest income. Also, non-interest income decreased by $810,000 thousand, or 13.06%, in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and six months ended June 30, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Key Measures:	(amounts in thousands)		(amounts in thousands)
Statement of Operations
Interest income	$31,731	$43,927	$16,510	$21,123
Interest expense	27,273	38,287	13,680	19,524

Net Interest Income	$4,458	$5,640	$2,830	$1,599

Non-interest income (expense)	(119)	8,096	(119)	8,781
Non-interest expense	408	6,440	192	6,060

Segment pretax profit	$3,931	$7,296	$2,519	$4,320

Balance Sheet
Average investments	$1,914,883	$2,056,988	$1,969,694	$2,026,000
Average interest-bearing deposits	$241,106	$239,974	$242,223	$241,302
Average borrowings	$552,981	$934,655	$552,770	$903,303
Yield on investments-TE	3.75%	4.74%	3.79%	4.63%
Non-tax equivalent yield	3.22%	4.22%	3.27%	4.11%
Rate paid on borrowings	3.74%	4.04%	3.74%	4.01%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the six months ended June 30, 2011, segment profits decreased by $3.4 million from the same period last year. The decrease is primarily due to the $8.8 million gain on sale of securities recognized during the first six months of 2010 and the decrease in net interest income of $1.2 million year over year offset by a decrease in non-interest expense of $6.0 million as we incurred a $5.7 million prepayment charge on borrowings in 2010. The decrease in net interest income is due to the decrease in average investments of $142.1 million, or 6.91%, and a decrease in yield on investments of 99 basis points from the six months ended June 30, 2010.

For the quarter ended June 30, 2011, segment profit decreased by $1.8 million from the same period last year. This decrease is primarily due to the $8.8 million gain on sale of securities recognized offset by the $5.7 million prepayment charge on borrowings during the three months ended June 30, 2010.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Key Measures:	(amounts in thousands)		(amounts in thousands)
Statement of Operations
Interest income	$31,917	$58,822	$17,377	$26,810
Interest (income) expense	(480)	28,231	(450)	16,099

Net interest income	$32,397	$30,591	$17,827	$10,711

Provision for Credit Losses	7,068	23,200	—	11,000
Non-interest income (expense)	5,489	(6,693)	723	437
Non-interest expense	47,125	44,629	23,667	22,219

Pre-tax loss	$(16,307)	$(43,931)	$(5,117)	$(22,071)

Balance Sheet
Average loans	$942,358	$1,112,826	$901,264	$1,095,760
Average interest-bearing deposits and customer repos	$(2,223)	$294,408	$(5,218)	$275,917
Yield on loans	5.75%	7.46%	6.66%	5.92%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $16.3 million for the first six months of 2011. This represents a decrease of pre-tax loss of $27.6 million or 62.88%, from a pre-tax loss of $43.9 million for the same period in 2010. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $16.1 million and a decrease in the reduction in the FDIC loss sharing asset of $11.9 million, which is included in non-interest income.

For the quarter ended June 30, 2011, the company’s administration and other operating departments reported pre-tax loss of $5.1 million. This represents a decrease of $17.0 million or 76.82%, from a pre-tax loss of $22.1 million for the same period in 2010. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $11.0 million and an increase in net interest income of $7.1 million.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.46 billion at June 30, 2011. This represented an increase of $23.5 million, or 0.37%, from total assets of $6.44 billion at December 31, 2010 primarily due to an increase in cash and cash equivalents of $52.8 million, or 13.06%, an increase in investment securities of $187.1 million, or 10.43% partially offset by a decrease in loans of $221.1 million, or 5.90%. Earning assets totaled $6.0 billion at June 30, 2011. This represented a decrease of $19.2 million, or 0.32%, from total earning assets of $6.01 billion at December 31, 2010. Total liabilities were $5.78 billion at June 30,

2011, down $16.3 million, or 0.28%, from total liabilities of $5.79 billion at December 31, 2010. Total equity increased $39.8 million, or 6.19%, to $683.7 million at June 30, 2011, compared with total equity of $643.9 million at December 31, 2010.

Investment Securities

The Company reported total investment securities of $1.98 billion at June 30, 2011. This represented an increase of $187.1 million, or 10.43%, from total investment securities of $1.79 billion at December 31, 2010. Investment securities comprise 33.03% of the Company’s total earning assets at June 30, 2011.

Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At June 30, 2011, securities held as available-for-sale had a fair value of $1.98 billion, representing 99.86% of total investment securities, with an amortized cost of $1.94 billion. At June 30, 2011, the net unrealized holding gain on securities was $43.4 million and that resulted in accumulated other comprehensive income of $25.2 million (net of $18.2 million in deferred taxes). At December 31, 2010, the Company reported net unrealized gain on investment securities of $10.7 million and accumulated other comprehensive income of $6.2 million (net of deferred taxes of $4.5 million).

Table 3 sets forth investment securities available-for-sale at June 30, 2011 and December 31, 2010.

Table 3 - Composition of Investment Securities

(amounts in thousands)

	June 30, 2011		December 31, 2010
	Fair Value	Total Percent	Fair Value	Total Percent
Investment Securities Available-for-Sale:
Mortgage-backed securities	$858,899	43.40%	$808,409	45.12%
CMO’s / REMIC’s	402,528	20.34%	270,477	15.10%
Government agency	86,537	4.37%	106,273	5.93%
Municipal bonds	631,033	31.89%	606,399	33.85%

Total Investment Securities	$1,978,997	100.00%	$1,791,558	100.00%

The weighted-average yield (TE) on the investment portfolio at June 30, 2011 was 3.41% with a weighted-average life of 4.0 years. This compares to a yield of 3.62% at December 31, 2010 with a weighted-average life of 4.6 years and a yield of 4.00% at June 30, 2010 with a weighted-average life of 4.1 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 68% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, which guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of June 30, 2011 and December 31, 2010.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$2,814	$268	$2,814	$268

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	255,095	1,287	—	—	255,095	1,287
CMO/REMICs	3,373	31	—	—	3,373	31
Municipal bonds	63,259	929	8,170	770	71,429	1,699

	$321,727	$2,247	$8,170	$770	$329,897	$3,017

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 – Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the first six months of 2011, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $119,000 was recognized as an offset to other operating income.

Loans

At June 30, 2011, we reported total loans, net of deferred loan fees, of $3.53 billion. This represents a decrease of $216.8 million, or 5.78%, from total loans, net of deferred loan fees, of $3.75 billion at December 31, 2010. We attribute a significant portion of the decrease to the following:

•	$79.3 million to the non-covered dairy and livestock portfolio.

•	$45.3 million in note sales related to our former largest borrower.

•	$39.8 million from working down problem assets acquired from SJB.

•	$33.8 million decline in non-covered construction loans.

•	$18.9 million decline in purchased mortgage pool loans.

The non-covered construction loans and purchased mortgage pools are considered non-core lending niches. Our core lending strategy is focused on commercial & industrial business lending, dairy and livestock lending, agribusiness lending and commercial real estate loans.

We continue to see moderate loan demand in our market areas as a result of the weakness in the state and local economies. Many of our business owner clients are hesitating to invest in new equipment, buildings, or employees until they see stronger signs of economic recovery and stability.

Total loans, net of deferred loan fees, comprise 58.90% of our total earning assets. The following tables present our loan portfolio, excluding held for sale loans, segregated into covered versus non-covered loans, by category as of June 30, 2011 and December 31, 2010.

Table 4 - Distribution of Loan Portfolio by Type (Amounts in thousands)

	June 30, 2011
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$469,699	$31,046	$500,745
Real Estate:
Construction	85,106	34,532	119,638
Commercial Real Estate	1,961,288	276,687	2,237,975
SFR Mortgage	196,681	4,776	201,457
Consumer	50,717	8,779	59,496
Municipal lease finance receivables	119,419	373	119,792
Auto and equipment leases, net of unearned discount	16,998	—	16,998
Dairy and Livestock	296,801	—	296,801
Agribusiness	1,047	51,481	52,528

Gross Loans	$3,197,756	$407,674	$3,605,430

Less: Purchase Accounting Discount	—	(73,449)	(73,449)
Less: Deferred net loan fees	(5,385)	—	(5,385)

Gross loans, net of deferred loan fees	$3,192,371	$334,225	$3,526,596
Less: Allowance for credit losses	(96,895)	—	(96,895)

Net Loans	$3,095,476	$334,225	$3,429,701

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.04%

	December 31, 2010
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase Accounting Discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.12%

Commercial and industrial loans are loans and leases to commercial entities to finance capital purchases or improvements, or to provide cash flow for operations. Real estate loans are loans secured by trust deeds on real property, including property under construction, commercial property and single family and multifamily residences. Consumer loans include installment loans to consumers as well as home equity loans and other loans secured by junior liens on real property. Municipal lease finance receivables provide financing to municipalities, school districts, and other special districts. Auto and equipment leases provide financing to both commercial entities as well as consumers. Dairy and livestock loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders and livestock raisers. Agribusiness loans are loans to non Dairy and Livestock farmers.

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total loans and commercial real estate loans by region as of June 30, 2011.

	June 30, 2011
Non-Covered Loans by Market Area	Total Non-Covered Loans		Non-Covered Commercial Real Estate Loans
	(amounts in thousands)
Los Angeles County	$1,107,598	34.6%	$711,568	36.3%
Inland Empire	633,085	19.8%	$533,761	27.2%
Central Valley	566,736	17.7%	$332,709	17.0%
Orange County	479,611	15.0%	$206,497	10.5%
Other Areas	410,726	12.9%	$176,753	9.0%

	$3,197,756	100.0%	$1,961,288	100.0%

	June 30, 2011
Covered Loans	Total Covered Loans		Covered Commercial Real Estate Loans
Loans by Market Area	(amounts in thousands)
Los Angeles County	$16,431	4.0%	$2,971	1.1%
Inland Empire	2,919	0.7%	—	0.0%
Central Valley	315,228	77.3%	$218,555	79.0%
Orange County	1,469	0.4%	—	0.0%
Other Areas (1)	71,627	17.6%	$55,161	19.9%

	$407,674	100.0%	$276,687	100.0%

(1)	Other areas include church and hotel loans that are out-of-state or in other areas of California

Of particular concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 75%. This table breaks down our real estate portfolio, with the exception of construction loans, which are discussed in greater detail below.

	June 30, 2011
Non-Covered Real Estate Loans (amounts in thousands)	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Single Family-Direct	$45,372	2.1%	100.0%	$346
Single Family-Mortgage Pools	151,309	7.0%	100.0%	302
Multifamily	118,926	5.5%	0.0%	1,081
Industrial	626,974	29.1%	36.2%	871
Office	362,893	16.8%	26.3%	958
Retail	281,978	13.1%	11.2%	1,226
Medical	144,685	6.7%	38.3%	1,743
Secured by Farmland	160,432	7.4%	100.0%	2,139
Other	265,400	12.3%	50.0%	1,083

	$2,157,969	100.0%	41.7%	872

(1)	Represents percentage of owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $45.4 million. In addition, we have purchased pools of owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $151.3 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	June 30, 2011
Covered Real Estate Loans (amounts in thousands)	Loan Balance	Percent	Average Loan Balance
Single Family-Direct	$4,776	1.7%	$265
Multifamily	7,653	2.7%	957
Industrial	45,253	16.1%	696
Office	28,370	10.1%	535
Retail	36,826	13.1%	877
Medical	27,110	9.6%	1,179
Secured by Farmland	2,080	0.7%	416
Secured by Hotels	48,080	17.1%	3,205
Church Loans	38,866	13.8%	1,495
Other	42,449	15.1%	581

	$281,463	100.0%	858

As of June 30, 2011, the Company had $119.6 million in construction loans, both non-covered and covered. This represents 3.3% of gross loans outstanding of $3.6 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

Non-Covered Construction Loans	June 30, 2011
(amounts in thousands)	SFR & Multifamily
	Land Development		Construction		Total
Los Angeles	$—	0.0%	$2,715	48.0%	$2,715	37.4%
Central Valley	1,098	68.8%	400	7.1%	1,498	20.7%
Orange	497	31.2%	—	0.0%	497	6.9%
San Diego	—	0.0%	2,541	44.9%	2,541	35.0%

	$1,595	100.0%	$5,656	100.0%	$7,251	100.0%

Total Non-Performing	$1,080	67.7%	$—	0.0%	$1,080	14.9%

	Commercial
	Land Development		Construction		Total
Inland Empire	$2,001	56.2%	$19,613	26.4%	$21,614	27.8%
Los Angeles	1,560	43.8%	32,573	43.8%	34,133	43.7%
Central Valley	—	0.0%	2,264	3.0%	2,264	2.9%
Other (includes out-of-state)	—	0.0%	19,844	26.7%	19,844	25.5%

	$3,561	100.0%	$74,294	99.9%	$77,855	99.9%

Total Non-Performing	$2,486	69.8%	$15,467	20.8%	$17,953	23.1%

Of the $85.1 million in non-covered construction loans, $19.0 million, or 22.36% is non-performing. Approximately 8.52%, or $7.2 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $77.9 million, were related to commercial construction. The average balance of any single construction loan is approximately $2.9 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

The following table presents a break-down of our covered construction loans by county and type.

Covered Construction Loans	June 30, 2011
(amounts in thousands)	SFR & Multifamily
	Land Development		Construction		Total
Central Valley	$4,761	83.4%	$5,635	65.9%	$10,396	72.9%
Other (includes out-of-state)	945	16.6%	2,922	34.1%	3,867	27.1%

	$5,706	100.0%	$8,557	100.0%	$14,263	100.0%

	Commercial
	Land Development		Construction		Total
Central Valley	$1,404	100.0%	$16,968	89.9%	$18,372	90.6%
Other (includes out-of-state)	—	0.0%	1,897	10.1%	1,897	9.4%

	$1,404	100.0%	$18,865	100.0%	$20,269	100.0%

Allowance for Credit Losses

The allowance for credit losses was $96.9 million as of June 30, 2011. This represents a decrease of $8.4 million, or 7.95%, compared to the allowance for credit losses of $105.3 million as of December 31, 2010. Activity in the allowance for credit losses was as follows for the first six months of 2011 and for the year ended December 31, 2010.

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Balance, beginning of year	$105,259	$108,924
Provision charged to operations	7,068	61,200
Loans charged off	(16,644)	(65,524)
Recoveries on loans previously charged off	1,212	659

Balance, end of period	$96,895	$105,259

Non-performing Assets (Non-Covered)

We had non-covered non-performing assets of $88.8 million at June 30, 2011. Non-performing assets represent 2.77% of total loans and OREO and 1.37% of total assets at June 30, 2011. We had non-performing assets of $162.3 million at December 31, 2010. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

TABLE 5 - Non-Performing Assets

(Non-covered)	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Non-accrual loans	$44,748	$84,050
Restructured loans (non-performing)	30,302	72,970
Other real estate owned (OREO), net	13,718	5,290

Total non-performing assets	$88,768	$162,310

Restructured loans (performing)	$32,766	$13,274

Percentage of non-performing assets to total loans outstanding & OREO	2.77%	4.80%

Percentage of non-performing assets to total assets	1.37%	2.52%

We had loans with a balance of $107.8 million classified as impaired at June 30, 2011. This balance includes the non-performing loans of $75.0 million and loans which were restructured in a troubled debt restructuring with a balance of $63.1 million, of which $30.3 million are non-performing and $32.8 million are performing, as of June 30, 2011. Of the $30.3 million in non-performing TDRs, $7.6 million are not paying in accordance with the modified terms at June 30, 2011 and the remaining $22.7 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At December 31, 2010, we had impaired loans with a balance of $170.3 million. The decrease in impaired loans of $62.5 million is primarily due to the sale of loans related to our former largest borrowing relationship as well as transfers to OREO. Impaired loans measured 3.37% of total non-covered loans as of June 30, 2011.

Of the total impaired loans, $71.1 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $30.7 million. The amount of impaired loans measured using the loan’s observable market price amounted to $6.0 million.

At June 30, 2011 and December 31, 2010, impaired loans of $32.8 million and $13.3 million were classified as accruing restructured loans, respectively. $17.1 million of the $19.5 million increase in performing TDRs is due to two commercial real estate loans that emerged out of bankruptcy court and are now paying in accordance with the terms approved by the court. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms.

At June 30, 2011 and December 31, 2010, there was no related allowance on either non-performing or performing TDRs as any measured impairment has been charged-off. Total charge-offs on TDRs for the six months ended June 30, 2011 and for the twelve months ended December 31, 2010 were $10.0 million and $44.4 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

As of June 30, 2011, we had $13.7 million in non-covered OREO compared to $5.3 million as of December 31, 2010, an increase of $8.4 million. This was primarily due to the transfer of $11.1 million from non-performing loans during the first six months of 2011 offset by the sales of existing OREO properties of $2.5 million and write-downs of OREO of $221,000.

The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends

(Non-Covered Loans)

(Amounts in thousands)

	Judne 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Non-Performing Loans
Residential Construction and Land	$1,080	$4,001	$4,090	$5,085	$2,789
Commercial Construction and Land	23,953	39,976	60,591	71,428	39,114
Residential Mortgage	17,786	18,425	17,800	14,543	12,638
Commercial Real Estate	24,731	34,950	64,859	56,330	20,639
Commercial and Industrial	4,649	7,542	3,936	6,067	7,527
Dairy & Livestock	2,672	2,996	5,207	5,176	—
Consumer	179	260	537	242	143

Total	$75,050	$108,150	$157,020	$158,871	$82,850

% of Total Loans	2.35%	3.33%	4.65%	4.65%	2.36%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land		1,492	—	—	9,093
Residential Mortgage	460	993	2,597	2,779	2,552
Commercial Real Estate	2,590	898	3,194	1,234	1,966
Commercial and Industrial	740	239	3,320	2,333	634
Dairy & Livestock	—	—	—	1,406	—
Consumer	91	9	29	494	139

Total	$3,881	$3,631	$9,140	$8,246	$14,384

% of Total Loans	0.12%	0.11%	0.27%	0.24%	0.41%

OREO
Residential Construction and Land	$—	$—	$—	$11,113	$11,113
Commercial Construction and Land	7,117	2,709	2,709	2,709	—
Commercial Real Estate	6,314	3,322	2,581	3,220	3,220
Commercial and Industrial	—	209	—	—	668
Residential Mortgage	287	—	—	345	—
Consumer	—	—	—	—	—

Total	$13,718	$6,240	$5,290	$17,387	$15,001

Total Non-Performing, Past Due & OREO	$92,649	$118,021	$171,450	$184,504	$112,235

% of Total Loans	2.90%	3.63%	5.08%	5.40%	3.20%

We had $75.0 million in non-covered non-performing loans at June 30, 2011, or 2.35% of total non-covered loans. This compares to $157.0 million in non-performing loans at December 31, 2010 and $82.9 million in non-performing loans at June 30, 2010. Six customer relationships make up $40.6 million, or 54.1%, of our non-performing loans at June 30, 2011. Four of these customer relationships are commercial real estate developers and/or owners and the collateral for these loans is generally commercial real estate properties. Two of the customer relationships are in the dairy and livestock industry, and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $20.5 million and have no related allowance at June 30, 2011, as any measured impairment has been charged-off.

The economic downturn has had an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, increases in general rates of interest, and changes in the financial conditions or business of a borrower may adversely affect a borrower’s ability to pay. See “Risk Management – Credit Risk” herein.

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2011, there are no covered loans considered as non-performing as described above. We have twenty properties in covered OREO totaling $13.3 million as of June 30, 2011 compared to seventeen properties totaling $11.3 million at December 31, 2010.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At June 30, 2011, total deposits were $4.50 billion, representing a decrease of $14.6 million, or 0.32%, from total deposits of $4.52 billion at December 31, 2010. The composition of deposits is as follows:

	June 30, 2011		December 31, 2010
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,894,558	42.1%	$1,701,523	37.7%
Interest bearing deposits
Savings Deposits	1,722,357	38.2%	1,727,432	38.2%
Time deposits	887,356	19.7%	1,089,873	24.1%

Total deposits	$4,504,271	100.0%	$4,518,828	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.89 billion at June 30, 2011, representing an increase of $193.0 million, or 11.34%, from total demand deposits of $1.70 billion at December 31, 2010. Non-interest-bearing demand deposits represented 42.06% of total deposits as of June 30, 2011 and 37.65% of total deposits as of December 31, 2010.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.72 billion at June 30, 2011, representing a decrease of $5.1 million, or 0.29%, from savings deposits of $1.73 billion at December 31, 2010.

Time deposits totaled $887.4 million at June 30, 2011. This represented a decrease of $202.5 million, or 18.58%, from total time deposits of $1.09 billion at December 31, 2010.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 19.77% for the six months ending June 30, 2011, as compared to 23.11% for the six months ending December 31, 2010.

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

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of June 30, 2011 and December 31, 2010, total customer repurchases were $535.4 million and $542.2 million, respectively, with weighted average interest rates of 0.37% and 0.55%, respectively.

We entered into borrowing agreements with the Federal Home Loan Bank (“FHLB”). We had outstanding balances of $548.5 million under these agreements at June 30, 2011 and $548.4 million at December 31, 2010. The weighted average interest rate was 3.71% at both June 30, 2011 and December 31, 2010. The FHLB holds certain investment securities and loans as collateral for these borrowings.

The Company has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held, as set forth in the agreement, is $15.0 million. On June 30, 2011 and December 31, 2010 the amounts held by the Bank in the TT&L Note Option Program were $2.5 million and $1.9 million, collateralized by securities, respectively. Amounts are payable on demand.

Through the acquisition of FCB in June 2007, we acquired $5 million in junior subordinated debt. This debt was redeemed in July, 2011.

At June 30, 2011, borrowed funds totaled $1.09 billion, representing a decrease of $6.1 million, or 0.55%, from total borrowed funds of $1.10 billion at December 31, 2010.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of June 30, 2011:

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
		(amounts in thousands)
Deposits	$4,504,271	$4,485,178	$15,046	$702	$3,345
Customer Repurchase Agreements	535,420	535,420	—	—	—
FHLB and Other Borrowings	556,009	2,483	100,000	255,000	198,526
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,827	806	1,596	1,378	5,047
Operating Leases	24,156	5,468	8,197	5,461	5,030
Advertising Agreements	8,176	1,577	2,520	1,867	2,212

Total	$5,751,914	$5,030,932	$127,359	$264,408	$329,215

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Repurchase agreements represent amounts due to customers.

FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts on FCB subordinated debt and TT&L. We redeemed the $5.0 million in FCB subordinated debt in July, 2011.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in March 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of June 30, 2011.

Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions. Operating leases represent the total minimum lease payments under noncancelable operating leases. Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

At June 30, 2011, we had commitments to extend credit of approximately $571.8 million and obligations under letters of credit of $65.6 million and available lines of credit totaling $1.50 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $11.2 million as of June 30, 2011 and $10.5 million as of December 31, 2010.

Standby letters of credit written are conditional commitments issued to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments.

The following table summarizes the off-balance sheet arrangements at June 30, 2011:

	Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
		( Amounts in thousands )
Commitment to extend credit	$571,841	$433,608	$57,703	$20,261	$60,269
Obligations under letters of credit	65,575	35,736	29,639	200	—

Total	$637,416	$469,344	$87,342	$20,461	$60,269

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Company’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on the loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Company’s assets. For the first six months of 2011, the loan to deposit ratio averaged 79.93%, compared to an average ratio of 88.08% for the same period in 2010. The ratio of loans to deposits and customer repurchases averaged 74.84% for the first six months of 2011 and 78.15% for the same period in 2010.

CVB Financial Corp. (“CVBF”) is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVBF's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVBF. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At June 30, 2011, approximately $107.4 million of the Bank's equity was unrestricted and available to be paid as dividends to CVBF. Management of CVBF believes that such restrictions will not have an impact on the ability of CVBF to meet its ongoing cash obligations.

Sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $12.5 million for the first six months of 2011, compared to $64.5 million for the same period last year. The decrease in cash provided by operating activities is primarily attributed to a decrease in interest and dividends received and an increase in income taxes paid offset by a decrease in interest paid.

Net cash provided by investing activities totaled $79.1 million for the first six months of 2011, compared to net cash provided by investing activities of $275.7 million for the same period in 2010. The cash provided by investing activities was primarily the result of a decrease in loans during the first six months of 2011, offset by purchases, repayments and maturities of investment securities and proceeds from FDIC shared-loss agreements.

Net cash used by financing activities totaled $38.7 million for the first six months of 2011, compared to net cash provided in financing activities of $56.8 million for the same period last year. The cash used by financing activities during the first six months of 2011 was primarily due to a decrease in time deposits and cash dividends paid on common stock and partially offset by an increase in transaction deposits. The cash provided during the first six months of 2010 was primarily due to increases in deposits offset by repayment of FHLB advances.

At June 30, 2011, cash and cash equivalents totaled $457.1 million. This represented a decrease of $44.4 million, or 8.86%, from a total of $501.5 million at June 30, 2010 and an increase of $52.8 million, or 13.06%, from a total of $404.3 million at December 31, 2010.

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

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At June 30, 2011, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

The Company’s equity capital was $683.7 million at June 30, 2011. This represented an increase of $39.8 million, or 6.19%, from equity capital of $643.9 million at December 31, 2010. The Company’s 2010 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

During the first six months of 2011, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.17 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVBF’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve Bank and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of June 30, 2011, and December 31, 2010.

Capital Ratios	Adequately Capitalized	Well Capitalized	June 30, 2011		December 31, 2010
	Ratios	Ratios	Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	6.00%	17.3%	17.1%	16.6%	16.6%
Total	8.00%	10.00%	18.7%	18.4%	18.0%	17.8%
Leverage ratio	4.00%	5.00%	11.1%	11.0%	10.6%	10.5%
Tangible Capital Ratio			9.7%	11.3%	9.1%	10.8%

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

Credit Risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer, or borrower performance. Credit risk arises through the extension of loans and leases, certain securities, and letters of credit.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

The general loan policy is updated annually and approved by the Board of Directors. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. All loan requests considered by the Bank should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans must be supported by appropriate documentation including, current financial statements, credit reports, collateral information, guarantor verification, tax returns, title reports, appraisals (where appropriate), and other documents of quality that will support the credit.

The major lending categories are commercial and industrial loans, owner-occupied and non owner-occupied commercial real estate loans, construction loans, dairy and livestock loans, agricultural loans, residential real estate loans, and various consumer loan products. Loans underwritten to borrowers within these diverse categories require underwriting and documentation suited to the unique characteristics and inherent risks involved.

Commercial and industrial loans require credit structures that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support. Owner-occupied real estate loans are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. Non owner-occupied real estate is typically underwritten to the income produced by the subject property and many considerations unique to the various types of property (i.e. office, retail, warehouse, shopping center, medical, etc.), as well as, the financial support provided by sponsors in recourse transactions. Construction loans will often depend on the specific characteristics of the project, the market for the specific development, real estate values, and the equity and financial strength of the sponsors. Dairy and livestock loans and agricultural loans are largely predicated on the revenue cycles and demand for milk and crops, commodity prices, collateral values of herd, feed, and income-producing diaries or croplands, and the financial support of the guarantors. Underwriting of residential real estate and consumer loans are generally driven by personal income and debt service capacity, credit history and scores, and collateral values.

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for credit losses by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. Our allowance for credit losses is maintained at a level considered by us to be appropriate to provide for estimated probable losses inherent in the existing portfolio.

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

Central to our credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is reviewed and possibly changed by Credit Management.

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

Loans are risk rated into the following categories: Pass, Special Mention, Substandard, Doubtful, and Loss. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our allowance for losses. The Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formula used to determine the needed allowance amount.

The Company obtains a quarterly independent credit review by engaging an outside party to review our loans. The primary purpose of this review is to evaluate our existing loan ratings and provide an assessment as to the effectiveness of our allowance process.

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systematic methodology consists of two major phases.

In the first phase, individual loans are reviewed to identify loans for impairment. A loan is generally considered impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. A loan for which there is an insignificant delay or amount of payments is not considered an impaired loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, we will ensure an appropriate level of allowance is present or established.

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

Included in this second phase is our considerations of all known relevant internal and external factors that may affect a loan’s collectability. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral, and other relevant factors. We perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Table 7 presents a comparison of net credit losses, the provision for credit losses (including adjustments incidental to mergers), and the resulting allowance for credit losses for the six months ended June 30, 2011 and 2010.

TABLE 7 - Summary of Credit Loss Experience

	As of and for six months ended June 30,
	2011	2010
	(Amounts in thousands)
Amount of Total Non-Covered Loans at End of Period (1)	$3,192,371	$3,504,944

Average Total Non-Covered Loans Outstanding (1)	$3,274,621	$3,543,009

Allowance for Credit Losses at Beginning of Period	$105,259	$108,924

Non-Covered Loans Charged-Off:
Construction	7,417	6,916
Real Estate	4,383	2,863
Commercial and Industrial	883	3,790
Dairy & Livestock	3,291	—
Consumer, Auto and Other Loans	252	170

Total Non-Covered Loans Charged-Off	16,226	13,739

Non-Covered Loan Recoveries:
Construction	403	—
Real Estate Loans	434	1
Commercial and Industrial	171	143
Dairy & Livestock	39	—
Consumer, Auto and Other Loans	160	48

Total Non-Covered Loans Recovered	1,207	192

Net Non-Covered Loans (Charged-Off)	(15,019)	(13,547)

Provision Charged to Operating Expense	6,655	23,171

Covered Loan Activity:
Covered Loans (Charged-Off)	(418)	(32)
Covered Loans Recovered	5	3
Provision Charged to Operating Expense	413	29

Net Covered Loan Activity	—	—

Allowance for Credit Losses at End of period	$96,895	$118,548

Net Loans Charged-Off to Average Non-Covered Loans	0.46%	0.38%
Net Loans Charged-Off to Non-Covered Loans at End of Period	0.47%	0.39%
Allowance for Credit Losses to Average Non-Covered Loans	2.96%	3.35%
Allowance for Credit Losses to Non-Covered Loans at End of Period	3.04%	3.38%
Net Non-Covered Loans Charged-Off to Allowance for Credit Losses	15.50%	11.43%
Net Non-Covered Loans Charged-Off to Provision for Credit Losses	225.68%	58.47%

(1)	Net of deferred loan origination fees.

While we believe that the allowance at June 30, 2011, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company's service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

Counterparty Risk

Recent developments in the financial markets have placed an increased awareness of Counterparty Risks. These risks occur when a financial institution has an indebtedness or potential for indebtedness to another financial institution. We have assessed our Counterparty Risk at the end of the second quarter with the following results:

•	We do not have any investments in the preferred stock of any other company.

•	We do not have in our investment portfolio any trust preferred securities of any other company.

•	Most of our investments securities are either municipal securities or securities backed by mortgages, FNMA, FHLMC or FHLB.

•	All of our commercial line insurance policies are with companies with the highest AM Best ratings of AXV or above, except for our travel/accident carrier who is rated AVIII.

•	We have no significant Counterparty exposure related to derivatives such as interest rate swaps with a major financial institution.

•	We have no significant exposure to our Cash Surrender Value of Life insurance since all of the insurance companies carry an AM Best rating of A- or greater.

•

We have $423.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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

Approximately $1.26 billion, or 64%, of the total investment portfolio at June 30, 2011 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a rolling two-year horizon.

The Balance Sheet Management Committee (“BSMC”) meets quarterly to review the results of the simulation model. The BSMC proactively focuses on strategy development and implementation based on a clear understanding of the Company’s risk and return profile. The quarterly BSMC meeting was facilitated by the Company’s outside consultant. In addition, periodically the BSMC reviews the analysis prepared and presented by one of the approved broker-dealers that specifically measure the interest rate risk inherent in our investment portfolio.

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

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2011:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(2.45%)
- 100 basis points	0.61%

The Company is currently moderately liability sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

Transaction Risk

Transaction risk is the risk to earnings or capital arising from problems in service or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and branches and is inherent in all products and services we offer.

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

Compliance Risk

Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the Bank’s customers may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability.

There is no single or primary source of compliance risk. It is inherent in every activity. Frequently, it blends into operational risk and transaction processing. A portion of this risk is sometimes referred to as legal risk. This is not limited solely to risk from failure to comply with consumer protection laws; it encompasses all laws, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of banking, traditional and non-traditional.

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

The Company utilizes an independent external firm to conduct compliance audits as a means of identifying weaknesses in the compliance program itself. The independent external firm’s audit plan includes a periodic review of each branch and department.

The branch or department that is the subject of an audit is required to respond to the audit and correct any violations noted. The Chief Risk Officer will review audit findings and the response provided by the branch or department to identify areas which pose a significant compliance risk.

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to ensure that our associates are adhering to established policies and procedures. The Chief Risk Officer will notify the appropriate department head and the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any violations noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted violations.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, all complaints are given prompt attention. Our Risk Management Policy and Program includes provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

Our asset liability model calculates the market value of the Company’s equity. In addition, management prepares on a monthly basis a Capital Volatility report that compares changes in the market value of the investment portfolio.

The Balance Sheet Management Policy requires the submission of a Fair Value Matrix Report to the Balance Sheet Management Committee on a quarterly basis. The report calculates the economic value of equity under different interest rate scenarios, revealing the level or price risk of the Company’s interest sensitive asset and liability portfolios.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2011, the Company does not have any significant litigation reserves.

In addition, the Company is involved in the following significant legal actions and complaints.

On July 26, 2010, we received a subpoena from the Los Angeles office of the Securities and Exchange Commission (“SEC”). We are fully cooperating with the SEC in its investigation, including its follow-up requests. We cannot predict the timing or outcome of the investigation.

On August 23, 2010, a purported shareholder class action complaint was filed against the Company in an action captioned Lloyd v. CVB Financial Corp., et al., Case No. CV 10-06256-MMM, in the United States District Court for the Central District of California. Along with the Company, Christopher D. Myers (President and Chief Executive Officer) and Edward J. Biebrich Jr. (our former Chief Financial Officer) were also named as defendants. On September 14, 2010, a second purported shareholder class action complaint was filed against the Company in an action originally captioned Englund v. CVB Financial Corp., et al., Case No.
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

On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint.

On February 28, 2011, a purported shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock. We authorized this repurchase program on July 16, 2008. There is no expiration date for our current stock repurchase program. There have been no repurchases of common stock for the six months ended June 30, 2011. As of June 30, 2011, we have 9,400,000 shares of our common stock which are available for repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date:	August 9, 2011	/s/ Richard C. Thomas
Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer