Form 10-Q
period 2011-09-30
CVB FINANCIAL CORP
filed 2011-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of common stock of the registrant: 104,484,371 outstanding as of October 31, 2011.

CVB FINANCIAL CORP.

2010 QUARTERLY REPORT ON FORM 10-Q

GENERAL

Forward Looking Statements

Certain statements in this Report on Form 10-Q, including, but not limited to, statements under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, capital and financing needs and availability, acquisition and divestiture opportunities, investment and expenditure plans, plans and objectives of management for future operations and other similar forecasts and statements of expectations of assumptions underlying any of the foregoing. Words such as “will likely result, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will” and variations of these words and similar expressions are intended to identify these forward looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, local, regional, national and international economic conditions and events and the impact they may have on us and our customers; ability to attract deposits and other sources of liquidity; oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial; a prolonged slowdown in construction activity; changes in the financial performance and/or condition of our borrowers; changes in the level of non-performing assets and charge-offs; the effect of acquisitions we may make; the effect of changes in laws and regulations (including laws and regulations concerning financial reform, taxes, banking, securities, executive compensation and insurance) with which we and our subsidiaries must comply; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; inflation, interest rate, securities market and monetary fluctuations; cybersecurity breaches of our systems; political instability; acts of war or terrorism, or natural disasters, such as earthquakes, or the effects of pandemic flu; the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowing and savings habits; technological changes; the ability to increase market share and control expenses; changes in the competitive environment among financial and bank holding companies and other financial service providers; continued volatility in the credit and equity markets and its effect on the general economy; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, management, compensation and benefit plans; the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries, including, but not limited to, the current investigation by the Securities and Exchange Commission and the related class-action lawsuits filed against us, and the results of regulatory examinations or reviews. The Company cautions that the foregoing factors are not exclusive. For additional information concerning these factors and other factors which may cause actual results to differ from the results discussed in our forward-looking statements, see the periodic filings the Company makes with the Securities and Exchange Commission, and, in particular, the information set forth in Item 1A herein and in “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

Amounts in thousands, except share data

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$33,493	$67,279
Interest-bearing balances due from Federal Reserve	409,449	286,769
Interest-bearing balances due from depository institutions	—	50,227

Total cash and cash equivalents	442,942	404,275

Interest-bearing balances due from depository institutions	50,190	50,190
Investment securities available-for-sale	2,167,159	1,791,558
Investment securities held-to-maturity	2,574	3,143
Investment in stock of Federal Home Loan Bank (FHLB)	76,207	86,744

Non-covered loans held-for-sale	4,239	2,954
Covered loans held-for-sale	5,726	—

Non-covered loans and lease finance receivables	3,170,365	3,373,728
Allowance for credit losses	(95,528)	(105,259)

Net Loans and lease finance receivables	3,074,837	3,268,469

Covered loans and lease finance receivables	280,337	374,012

Premises and equipment, net	36,725	40,921
Bank owned life insurance	115,494	112,901
Accrued interest receivable	23,140	23,647
Intangibles	6,399	9,029
Goodwill	55,097	55,097
FDIC loss sharing asset	56,452	101,461
Non-covered other real estate owned	15,956	5,290
Covered other real estate owned	14,193	11,305
Deferred tax asset	28,832	52,559
Income tax receivable	30,357	21,561
Other assets	43,051	21,575

TOTAL ASSETS	$6,529,907	$6,436,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$1,977,137	$1,701,523
Interest-bearing	2,612,007	2,817,305

Total deposits	4,589,144	4,518,828
Demand Note to U.S. Treasury	1,930	1,917
Customer repurchase agreements	485,273	542,188
Borrowings	548,594	553,390
Accrued interest payable	4,243	4,985
Deferred compensation	8,758	9,221
Junior subordinated debentures	115,055	115,055
Other liabilities	77,035	47,252

TOTAL LIABILITIES	5,830,032	5,792,836

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock, authorized, 20,000,000 shares without par; none issued or outstanding	—	—
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 104,581,689 (2011) and 106,075,576 (2010)	480,121	490,226
Retained earnings	180,518	147,444
Accumulated other comprehensive income, net of tax	39,236	6,185

Total stockholders’ equity	699,875	643,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,529,907	$6,436,691

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

Amounts in thousands, except per share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$52,788	$58,165	$158,800	$185,105
Investment securities:
Taxable	9,407	11,461	28,397	41,938
Tax-preferred	5,951	6,324	17,791	19,265

Total investment income	15,358	17,785	46,188	61,203
Dividends from FHLB stock	52	105	183	233
Federal funds sold and interest bearing deposits with other institutions	332	418	1,053	757

Total interest income	68,530	76,473	206,224	247,298
Interest expense:
Deposits	1,979	4,310	6,987	14,439
Borrowings	5,748	8,652	17,286	30,162
Junior subordinated debentures	823	896	2,467	2,529

Total interest expense	8,550	13,858	26,740	47,130

Net interest income before provision for credit losses	59,980	62,615	179,484	200,168
Provision for credit losses	—	25,300	7,068	48,500

Net interest income after provision for credit losses	59,980	37,315	172,416	151,668

Other operating income:
Impairment loss on investment securities	(25)	—	(144)	(98)
Plus: Reclassification of credit-related impairment loss from other comprehensive income	(402)	(127)	(402)	(714)

Net impairment loss on investment securities recognized in earnings	(427)	(127)	(546)	(812)
Service charges on deposit accounts	4021	4,225	11,773	12,686
Trust and Investment Services	2056	1,928	6,468	6,255
Bankcard services	771	760	2,295	2,110
BOLI income	733	813	2,589	2,394
Reduction in FDIC loss sharing asset, net	(844)	(2,630)	(1,118)	(14,800)
Gain on sale of securities	—	30,119	—	38,900
Other	1204	1,631	2,025	3,193

Total other operating income	7,514	36,719	23,486	49,926

Other operating expenses:
Salaries and employee benefits	17,579	17,311	53,459	52,863
Occupancy and equipment	4,152	4,807	12,554	14,641
Professional services	3,728	4,135	12,365	9,823
Amortization of intangibles	862	934	2,629	2,824
Provision for unfunded commitments	(1,650)	450	(918)	2,150
Prepayment penalties on borrowings	—	12,963	—	18,663
Other	8,187	8,718	26,229	25,723

Total other operating expenses	32,858	49,318	106,318	126,687

Earnings before income taxes	34,636	24,716	89,584	74,907
Income taxes	12,253	6,789	29,563	21,846

Net earnings	$22,383	$17,927	$60,021	$53,061
Earnings allocated to restricted stock	81	58	229	181

Net earnings allocated to common shareholders	$22,302	$17,869	$59,792	$52,880

Comprehensive income	$36,453	$3,439	$93,072	$55,104

Basic earnings per common share	$0.21	$0.17	$0.57	$0.50

Diluted earnings per common share	$0.21	$0.17	$0.57	$0.50

Cash dividends per common share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

Amounts and shares in thousands

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance January 1, 2011	106,076	$490,226	$147,444	$6,185		$643,855
Repurchase of common stock	(1,503)	(11,837)				(11,837)
Proceeds from exercise of stock options	9	57				57
Tax benefit from exercise of stock options		2				2
Stock-based compensation expense		1,673				1,673
Cash dividends declared
Common ($0.255 per share)			(26,947)			(26,947)
Comprehensive income:
Net earnings			60,021		$60,021	60,021
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				32,818	32,818	32,818
Portion of impairment loss on investment securities reclassified in the current year, net				233	233	233

Comprehensive income					$93,072

Balance September 30, 2011	104,582	$480,121	$180,518	$39,236		$699,875

Balance January 1, 2010	106,263	$491,226	$120,612	$26,390		$638,228
Repurchase of common stock	(600)	(4,768)				(4,768)
Proceeds from exercise of stock options	255	1,146				1,146
Tax benefit from exercise of stock options		459				459
Stock-based compensation expense		1,676				1,676
Cash dividends declared
Common ($0.255 per share)			(27,087)			(27,087)
Comprehensive income:
Net earnings			53,061		$53,061	53,061
Other comprehensive gain:
Unrealized gain on securities available-for-sale, net				1,629	1,629	1,629
Portion of impairment loss on investment securities reclassified in the current year, net				414	414	414

Comprehensive income					$55,104

Balance September 30, 2010	105,918	$489,739	$146,586	$28,433		$664,758

	At September 30,
	2011	2010

Disclosure of reclassification amount
Unrealized gain on securities arising during the period	$56,582	$41,610
Tax benefit	(23,764)	(17,476)
Less:
Reclassification adjustment for net gain on securities included in net income	402	(38,088)
Add:
Tax expense on reclassification adjustments	(169)	15,997

Net unrealized gain on securities	$33,051	$2,043

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Amounts in thousands

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$203,106	$229,991
Service charges and other fees received	24,889	27,274
Interest paid	(27,279)	(48,574)
Cash paid to vendors and employees	(91,806)	(103,870)
Income taxes paid	(57,000)	(35,776)

Net cash provided by operating activities	51,910	69,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	—	743,769
Proceeds from repayment of investment securities	239,791	213,130
Proceeds from redemption of FHLB stock	10,537	7,232
Proceeds from maturity of investment securities	84,410	185,789
Purchases of investment securities	(631,043)	(907,695)
Net decrease in loans and lease finance receivables	258,064	201,976
Proceeds from sales of premises and equipment	180	114
Proceeds from sales of other real estate owned	11,917	6,972
Proceeds from FDIC shared-loss agreements	43,891	—
Purchase of premises and equipment	(679)	(5,811)
Other, net	—	(329)

Net cash provided by investing activities	17,068	445,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in transaction deposits	315,291	87,231
Net decrease in time deposits	(244,975)	(3,150)
Repayment of advances from Federal Home Loan Bank	—	(250,000)
Repayment of FCB Subordinated Debt	(5,000)	—
Net increase/(decrease) in other borrowings	13	(198,673)
Net (decrease)/increase in customer repurchase agreements	(56,915)	72,440
Cash dividends on common stock	(26,947)	(27,087)
Repurchase of common stock	(11,837)	(4,768)
Proceeds from exercise of stock options	57	1,146
Tax benefit related to exercise of stock options	2	459

Net cash used in financing activities	(30,311)	(322,402)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,667	191,790
CASH AND CASH EQUIVALENTS, beginning of period	404,275	104,480

CASH AND CASH EQUIVALENTS, end of period	$442,942	$296,270

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Amounts in thousands

	For the Nine Months Ended September 30,
	2011	2010
RECONCILIATION OF NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings	$60,021	$53,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investment securities	—	(38,900)
Loss on sales of premises and equipment	11	64
(Gain)/Loss on sale of other real estate owned	(202)	686
Credit-related impairment loss on investment securities held-to-maturity	546	812
Increase from bank owned life insurance	(2,589)	(2,394)
Net amortization of premiums on investment securities	9,130	3,570
Accretion of SJB Discount	(11,638)	(22,333)
Provisions for credit losses	7,068	48,500
Provisions for revaluation of other real estate owned	3,849	—
Decrease in FDIC Loss Sharing Asset	1,118	14,800
Stock-based compensation	1,673	1,676
Depreciation and amortization	7,313	7,965
Change in accrued interest receivable	507	3,142
Change in accrued interest payable	(742)	(1,377)
Change in other assets and liabilities	(24,155)	(227)

Total adjustments	(8,111)	15,984

NET CASH PROVIDED BY OPERATING ACTIVITIES	$51,910	$69,045

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Securities purchased and not settled	$20,883	$—
Transfer from loans to other real estate owned	$29,117	$25,547

See accompanying notes to the consolidated financial statements

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the nine months ended September 30, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim financial reporting. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

The Company’s operating business units have been divided into two main segments: (i) Business Financial and Commercial Banking Centers (“Centers”) and (ii) Treasury. The Business Financial and Commercial Banking Centers lines of business generally consist of loans, deposits, and fee generating products and services that the Bank offers to its clients and prospects. The other segment is Treasury, which manages the investment portfolio of the Company. The Company’s remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in “Other.”

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

Loans Held for Sale – Loans held for sale include mortgage loans originated for resale and other non-covered or covered loans transferred from our held-for-investment portfolio when a decision is made to sell a loan(s) and are reported at the lower of cost or fair value. Occasionally, we may transfer other loans from our held for investment loan portfolio to loans held for sale when a decision is made to sell a loan(s). Normally a formal marketing strategy or plan for sale is developed at the time the decision to sell the loan(s) is made. Cost generally approximates fair value at any reporting date, as the mortgage loans were recently originated. The transfer of the loan to held for sale is done at the lower of cost or fair value and if a reduction in value is required at time of the transfer, a charge-off is recorded against the allowance for credit losses. Any subsequent decline in value or any subsequent gain on sale of the loan is recorded to current earnings and reported as part of other non-interest income. Gains or losses on the sale of loans that are held for sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans. We do not currently retain servicing on any mortgage loans sold.

Loans and Lease Finance Receivables – Non-covered loans and lease finance receivables are reported at the principal amount outstanding, less deferred net loan origination fees. In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2011, the Company had entered into commitments with certain customers amounting to $593.4 million compared to $570.1 million at December 31, 2010. Letters of credit at September 30, 2011 and December 31, 2010, were $64.6 million and $70.4 million, respectively.

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

Loans are reported as a troubled debt restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, reduction of the stated interest rate, or extending the maturity date(s) at a stated interest rate lower than the current market rate for new debt with similar risk. Loans modified that are not reported as a troubled debt restructuring include modifications such as certain extensions of maturity dates, insignificant changes in payment terms, or reductions of interest rates to current market rates where the modified terms are not considered concessions taken into account such items as additional payments made by the borrower to reduce the balance of the loan, additional collateral provided by the borrower, the proportion of the loan to the current liquidity and financial position of guarantors, an insignificant delay in the timing of payments, current market rates for new debt with similar risk to a borrower not in financial difficulty and other factors.

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

A loan is generally considered impaired when based on current events and information it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan for which there is an insignificant delay or amount of payments is not considered an impaired loan. Generally, impaired loans include loans on nonaccrual status and performing restructured loans. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral less estimated costs to sell if the loan is collateral-dependent or an observable market price of the loan (usually only if the loan is held for sale). The Company’s policy is to record a specific valuation allowance, which is included in the allowance for credit losses, or charge off that portion of an impaired loan that exceeds its fair value less selling costs. The majority of impaired loans that are collateral dependent are charged-off down to their estimated fair value of the collateral at each reporting date. The fair value is based on current appraisals. These are typically ordered at the time the loan is transferred to our special assets group or when the loan is showing signs of weakness or concern. These appraisals are normally updated at least annually, or more frequent, if there are concerns or indications that the value of the collateral may have changed significantly since the previous appraisal. The appraisals are performed by Bank-approved third-party appraisers. A specific valuation allowance is only recorded on collateral dependent impaired loans when a current appraisal is not yet available, an appraisal is still under review or on single-family mortgage loans if the loans are currently under review for a loan modification. These valuation allowances are generally based on previous appraisals adjusted for current market conditions, based on preliminary appraisal values that are still being reviewed or for single-family loans under review for modification on an appraisal or indications of comparable home sales from external sources. Charge-offs on non-collateral dependent loans are generally recorded when the probability of collection is remote. Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances dictate. Except for the charge-offs of unsecured consumer loans, the charge-off policy is applied consistently across all portfolio segments. Generally, loans that have been charged-off remain on nonaccrual unless the loan has been restructured and the borrower has demonstrated repayment performance under the modified terms for a sustained period and the company believes it will collect all principal and interest due according to the modified terms.

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

At September 30, 2011, the Company had non-covered impaired loans of $97.4 million. Of this amount, $989,000 consisted of non-accrual residential construction and land loans, $13.8 million in non-accrual commercial construction loans, $18.8 million of non-accrual single family mortgage loans, $25.4 million of non-accrual commercial real estate loans, $3.3 million of non-accrual commercial and industrial loans, $2.6 million of non-accrual dairy and livestock loans and $347,000 of non-accrual consumer loans. Non-covered impaired loans also include $55.7 million of loans whose terms were modified in a troubled debt restructure, of which $23.5 million are classified as non-accrual. The remaining balance of $32.2 million consists of 13 loans performing according to the restructured terms. These impaired loans had specific reserves of $3.1 million at September 30, 2011. At December 31, 2010, the Company had classified as impaired, non-covered loans with a balance of $170.3 million.

Covered Loans – We refer to “covered loans” as those loans that we acquired in the San Joaquin Bank acquisition for which we will be reimbursed for a substantial portion of any future losses under the terms of the FDIC loss sharing agreement. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“acquired impaired loan accounting”) when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. Acquired impaired loans are accounted for individually or in pools of loans based on common risk characteristics. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is the nonaccretable difference. The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the fair value is the accretable yield (accreted into interest income over the remaining life of the loan or pool).

Provision and Allowance for Credit Losses – The determination of the balance in the allowance for credit losses is based on an analysis of the loan and lease finance receivables portfolio using a systematic methodology and reflects an amount that, in management’s judgment, is appropriate to provide for probable credit losses inherent in the portfolio, after giving consideration to the character of the loan portfolio, current economic conditions, past credit loss experience, and such other factors that would deserve current recognition in estimating inherent credit losses.

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

The Company’s methodology is consistently applied across all the portfolio segments taken into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. A key factor in the Company’s methodology is the loan risk rating (Pass, Special Mention, Substandard, Doubtful and Loss). Loan risk ratings are updated as facts related to the loan or borrower become available. In addition, all term loans in excess of $1.0 million are subject to an annual internal credit review process where all factors underlying the loan, borrower and guarantors are reviewed and may result in changes to the loan’s risk rating. There has been no significant changes to the methodology or policies in the periods presented, except for one new factor added to the allowance for credit losses methodology during the quarter ended September 30, 2011. As part of the qualitative analysis, this new factor is used to adjust the historical loan loss rates to include an adjustment for indicated volatility in the value of various types of real estate collateral in our market area. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

The provision for credit losses is charged to expense. During the first nine months of 2011, we recorded a provision for credit losses of $7.1 million. The allowance for credit losses was $95.5 million as of September 30, 2011, or 3.01% of total non-covered loans and leases compared to $105.3 million as of December 31, 2010, or 3.12% of total non-covered loans and leases.

Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation, which is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Properties under capital lease and leasehold improvements are amortized over the shorter of estimated economic lives of 15 years or the initial terms of the leases. Estimated lives are 3 to 5 years for computer equipment, 5 to 7 years for furniture, fixtures and equipment, and 15 to 40 years for buildings and improvements. Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The existence of impairment is based on undiscounted cash flows. To the extent impairment exists, the impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in noninterest expense.

FDIC Loss Sharing Asset – The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered loans. The ultimate collectability of this asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The loss estimates used in calculating the FDIC loss sharing asset are determined on the same basis as the loss estimates on the related covered loans and is the present value of the cash flows the Company expects to collect from the FDIC under the shared-loss agreement. The difference between the present value and the undiscounted cash flow the Company expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset. The FDIC indemnification asset is adjusted for any changes in expected cash flows based on the loan performance. Any increases in cash flow of the loans over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the loans over those expected will increase the FDIC indemnification asset. Increase and decreases to the FDIC indemnification asset are recorded as adjustments to other operating income.

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

Business Combinations and Intangible Assets – The Company has engaged in the acquisition of non FDIC-assisted financial institutions and the assumption of deposits and purchase of assets from other financial institutions in its market area. The Company has paid premiums on certain transactions, and such premiums are recorded as intangible assets, in the form of goodwill or other intangible assets. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. The Company performed its annual impairment test as of July 1, 2011 to determine whether and to what extent, if any, recorded goodwill was impaired. There was no recorded impairment as of September 30, 2011.

At September 30, 2011 goodwill was $55.1 million. As of September 30, 2011, intangible assets that continue to be subject to amortization include core deposit premiums of $6.4 million (net of $25.6 million of accumulated amortization). Amortization expense for such intangible assets was $2.6 million for the nine months ended September 30, 2011. Estimated amortization expense for the remainder of 2011 is expected to be $852,000. Estimated amortization expense for the succeeding years is $2.2 million for 2012, $1.1 million for 2013, $475,000 for 2014, $437,000 for 2015 and $1.3 million for the period from 2016 to 2019. The weighted average remaining life of intangible assets is approximately 1.7 years.

Bank Owned Life Insurance – The Company invests in Bank-Owned Life Insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Earnings per Common Share – The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company grants restricted shares under the 2008 Equity Incentive Plan that qualify as participating securities. Restricted shares issued under this plan are entitled to dividends at the same rate as common stock.

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of tax-effected shares issuable upon the assumed exercise of outstanding common stock options. Share and per share amounts have been retroactively restated to give effect to all stock dividends and splits. The number of shares outstanding at September 30, 2011 was 104,581,689. The tables below presents the reconciliation of earnings per share for the periods indicated.

Earnings Per Share Reconciliation

(Amounts and shares in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Earnings per common share
Net earnings available to common shareholders	$22,383	$17,927	$60,021	$53,061
Less: Net earnings allocated to restricted stock	81	58	229	181

Net earnings allocated to common shareholders (numerator)	$22,302	$17,869	$59,792	$52,880

Weighted Average Shares Outstanding (denominator)	105,117	105,685	105,474	105,926
Earnings per common share	$0.21	$0.17	$0.57	$0.50

Diluted earnings per common share
Net income allocated to common shareholders (numerator)	$22,302	$17,869	$59,792	$52,880

Weighted Average Shares Outstanding	105,117	105,685	105,474	105,926
Incremental shares from assumed exercise of outstanding options	89	110	81	171

Diluted Weighted Average Shares Outstanding (denominator)	105,206	105,795	105,555	106,097
Diluted earnings per common share	$0.21	$0.17	$0.57	$0.50

Stock-Based Compensation – At September 30, 2011, the Company has three stock-based employee compensation plans, which are described more fully in Note 17 in the Company’s Annual Report on Form 10-K. The Company accounts for stock compensation using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are fair valued as of grant date and compensation costs recognized over the vesting period on a straight-lined basis. Also under this method, unvested stock awards as of January 1, 2006 are recognized over the remaining service period with no change in historical reported earnings.

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

Statement of Cash Flows – Cash and cash equivalents as reported in the statements of cash flows include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

CitizensTrust – This division provides trust, investment and brokerage related services, as well as financial, estate and business succession planning services. CitizensTrust services its clients through three offices in Southern California: Pasadena, Ontario, and Irvine. CitizensTrust has approximately $2.0 billion in assets under administration, including $1.6 billion in assets under management. The amount of these funds and the related liability have not been recorded in the accompanying consolidated balance sheets because they are not assets or liabilities of the Bank or Company, with the exception of any funds held on deposit with the Bank.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impairment of investments, goodwill, loans, determining the amount and realization of the FDIC loss sharing asset, and valuation of deferred tax assets, other intangibles and OREO.

Other Contingencies – In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records reserves as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Part II – Other Information Item 1. “Legal Proceedings,” at September 30, 2011 the Company does not have any litigation reserves and is not aware of any material pending legal action or complaints asserted against the Company.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this guidance on July 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill on July 1 of each year. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

Reclassification – Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are shown below. The majority of securities held are publicly traded, and the estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,336	$275	$—	$46,611	2.15%
Residential mortgage-backed securities	927,695	21,436	(511)	948,620	43.77%
CMO’s / REMIC’s – Residential	516,952	13,600	(67)	530,485	24.48%
Municipal bonds	608,528	33,362	(447)	641,443	29.60%

Total Investment Securities	$2,099,511	$68,673	$(1,025)	$2,167,159	100.00%

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)

Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Residential mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO’s / REMIC’s – Residential	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

Approximately 70.14% of the available-for-sale portfolio at September 30, 2011 represents securities issued by the U.S government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2011 and December 31, 2010.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$2,574	$—	$2,574	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	79,630	511	—	—	79,630	511
CMO’s/REMIC’s – Residential	22,749	67	—	—	22,749	67
Municipal bonds	3,898	87	13,002	360	16,900	447

	$106,277	$665	$13,002	$360	$119,279	$1,025

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Amounts in thousands)

Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Residential mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO’s/REMIC’s – Residential	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. The Company has reviewed individual securities to determine whether a decline in fair value below the amortized cost is other-than-temporary.

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

CMO Held-to-Maturity – We have one investment security classified as held-to-maturity. This security was issued by Countrywide Financial and is collateralized by Alt-A mortgages. The mortgages are primarily fixed-rate, 30-year loans, originated in early 2006 with average FICO scores of 715 and an average LTV of 71% at origination. The security was a senior security in the securitization, was rated AAA at origination and was supported by subordinate securities. This security is classified as held-to-maturity as we have both the intent and ability to hold this debt security to maturity as the amount of the security, $2.6 million, is not significant to our liquidity needs. We acquired this security in February 2008 at a price of 98.25%. The significant decline in the fair value of the security first appeared in August 2008 as the current financial crisis in the markets occurred and the market for securities collateralized by Alt-A mortgages diminished.

As of September 30, 2011, we had no unrealized loss on this security and the fair value on the security was 59% of the current par value. The security is rated non-investment grade. We evaluated the security for an other than temporary decline in fair value as of September 30, 2011. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. This security was determined to have additional credit impairment during the third quarter of 2011 due to continued degradation in expected cash flows primarily due to higher loss forecasts. We determined the amount of the credit impairment by discounting the expected future cash flows of the underlying collateral. We recognized an other-than-temporary impairment loss of $546,000 during the first nine months of 2011.

The following table provides a roll-forward of credit-related other-than-temporary impairment recognized in earnings for the nine months ended September 30, 2011.

For the nine months ended September 30, 2011
(Amounts in thousands)
Balance, beginning of the period	$1,227
Addition of OTTI that was not previously recognized	546
Reduction for securities sold during the period	—
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost basis	—
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance, end of the period	$1,773

Government Agency – The government agency bonds are backed by the full faith and credit of Agencies of the U.S. Government. These securities are bullet securities, that is, they have a defined maturity date on which the principal is paid. The contractual term of these investments provides that the Company will receive the face value of the bond at maturity which will equal the amortized cost of the bond. Interest is received throughout the life of the security. There was no loss greater than 12 months on these securities at September 30, 2011.

Mortgaged-Backed Securities and CMO/REMICs – Almost all of the mortgage-backed and CMO/REMICs securities are issued by the government-sponsored enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential mortgages. All mortgage-backed securities are rated investment grade with an average life of approximately 3.20 years. The contractual cash flows of 99.62% of these investments have the implied guarantee of the U.S. government provided to the U.S. government-sponsored agencies. The remaining 0.38% is issued by banks. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost of the bonds. There was no loss greater than 12 months on these securities at September 30, 2011.

Municipal Bonds – Ninety-nine percent of our $641.4 million municipal bond portfolio contains securities which have an underlying rating of investment grade. The majority of our municipal bonds are insured by the largest bond insurance companies with remaining maturities of approximately 6.16 years.

The unrealized loss greater than 12 months on these securities at September 30, 2011 was $360,000. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. Because we believe the decline in fair value is attributable to the changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized costs, which may be at maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2011.

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

At September 30, 2011 and December 31, 2010, investment securities having an amortized cost of approximately $2.08 billion and $1.74 billion respectively, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and CMO/REMICs have contractual maturities through 2029, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMICs are included in maturity categories based upon estimated prepayment speeds.

	Available-for-sale
	Amortized Cost	Fair Value	Weighted- Average Yield
	(amounts in thousands)
Due in one year or less	$118,285	$120,634	3.18%
Due after one year through five years	1,568,458	1,615,177	2.96%
Due after five years through ten years	349,878	367,200	3.71%
Due after ten years	62,890	64,148	3.94%

	$2,099,511	$2,167,159	3.13%

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2011.

3.	LOAN AND LEASE FINANCE RECEIVABLES

The following is a summary of the components of held-for-investment loan and lease finance receivables (amounts in thousands):

	September 30, 2011
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$475,630	$35,320	$510,950
Real Estate:
Construction	77,364	24,065	101,429
Commercial Real Estate	1,958,287	213,763	2,172,050
SFR Mortgage	188,066	3,584	191,650
Consumer	50,179	8,489	58,668
Municipal lease finance receivables	115,532	271	115,803
Auto and equipment leases, net of unearned discount	16,237	—	16,237
Dairy and Livestock	292,049	—	292,049
Agribusiness	2,136	46,491	48,627

Gross Loans	$3,175,480	$331,983	$3,507,463

Less: Purchase accounting discount	—	(51,646)	(51,646)
Less: Deferred net loan fees	(5,115)	—	(5,115)

Gross loans, net of deferred loan fees	$3,170,365	$280,337	$3,450,702
Less: Allowance for credit losses	(95,528)	—	(95,528)

Net Loans	$3,074,837	$280,337	$3,355,174

	December 31, 2010
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase accounting discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

At September 30, 2011, the Company held approximately $1.33 billion of fixed rate loans. As of September 30, 2011, 61.8% of the held-for-investment loan portfolio consisted of commercial real estate loans, 2.9% of the loan portfolio consisted of construction loans and 5.5% of the loan portfolio consisted of SFR mortgages. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California.

The following is the activity of loans held for sale for the nine months ended September 30, 2011 and 2010:

Non-Covered Loans Held for Sale Activity

(Amounts in thousands)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$7,341	$2,554	$2,954	$1,439

Originations of mortage loans	17,031	4,630	33,512	24,819
Sales of mortgage loans	(11,258)	(4,030)	(27,279)	(21,038)
Transfer of mortgage loans to held for investment	(2,875)	—	(3,292)	(4,320)
Sales of other loans	(6,000)	—	(6,000)	—
Transfers of other loans to held for sale	—	—	6,000	2,521
Write-down of loans held for sale	—	—	(1,656)	(267)

Balance at September 30	$4,239	$3,154	$4,239	$3,154

Covered Loans Held for Sale Activity

(Amounts in thousands)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$—	$—	$—	$—

Originations of mortage loans	—	—	—	—
Sales of mortgage loans	—	—	—	—
Transfer of other loans to held for investment	—	—	—	—
Sales of other loans
Transfers of other loans to held for sale	5,726	—	5,726	—
Write-down of loans held for sale	—	—	—	—

Balance at September 30	$5,726	$—	$5,726	$—

During the second quarter ended June 30, 2011, a decision was made to sell one loan and it was transferred to held for sale at a fair value of $6.0 million and resulted in a charge-off against the allowance for loan losses of $619,000 at the time of transfer. This loan was subsequently sold in July, 2011 at a small gain. Also, in the nine months ended September 30, 2011, another loan classified as held for sale with a book value of $1.7 million was written-off to zero with the write-off reported as part of non-interest income. The loan was the subject of legal proceedings regarding our lien position and a preliminary decision by the court found that our lien was not in a first priority position. After careful analysis of the preliminary court decision and valuation of the subject collateral, we wrote off the remaining carrying amount.

During the third quarter ended September 30, 2011, twelve covered loans in an aggregate carrying balance of $5.7 million were transferred to held-for-sale.

Occasionally, the Company may decide to retain and not sell certain mortgage loans originated and will transfer them to it’s held for investment loan portfolio. This is generally done for customer service purposes.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Loans that are reported as TDRs are considered impaired and evaluated for specific reserve on an individual loan basis. The majority of restructured loans during the nine months ended September 30, 2011 are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal.

As of September, 2011, we had loans of $55.7 million classified as a troubled debt restructured, of which $23.5 million are non-performing and $32.2 million are performing. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or have demonstrated repayment performance in compliance with the restructured terms for a sustained period and for which the Company anticipates full repayment of both principal and interest. TDRs on accrual status at September 30, 2011 were mainly comprised of commercial real estate loans including construction loans.

At the end of the first interim period of adoption (September 30, 2011), there were no loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired. The majority of TDRs have no specific reserves allocated as any impairment amount is normally charged-off. We have allocated $152,000 and zero specific reserves to TDRs as of September 30, 2011 and December 31, 2010.

The following are the loans modified as troubled debt restructuring for the nine and three months ended September 30, 2011:

Modifications

(Amounts in Thousands)

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2011
Troubled Debt Restructurings

Commercial & Industrial	5	$2,253	$1,952	$1,610
Construction - Speculative	2	16,886	16,886	15,531
Construction - Non-Speculative	1	9,219	9,219	9,219
Commercial Real Estate - Owner-Occupied	1	2,039	2,039	1,971
Commercial Real Estate - Non-Owner-Occupied	3	11,707	11,707	10,272
Residential Real Estate (SFR 1-4)	6	2,162	2,162	2,079
Dairy & Livestock	2	3,380	3,380	985
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	20	47,646	47,345	41,667
Covered Loans	—	—	—	—

Total Gross Loans	20	$47,646	$47,345	$41,667

Three Months Ended September 30, 2011
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at September 30, 2011
Troubled Debt Restructurings

Commercial & Industrial	—	$—	$—	$—
Construction - Speculative	—	—	—	—
Construction - Non-Speculative	—	—	—	—
Commercial Real Estate - Owner-Occupied	—	—	—	—
Commercial Real Estate - Non-Owner-Occupied	1	1,519	1,519	1,519
Residential Real Estate (SFR 1-4)	4	1,552	1,552	1,488
Dairy & Livestock	—	—	—	—
Agribusiness	—	—	—	—
Municipal Lease Finance Receivables	—	—	—	—
Consumer	—	—	—	—
Auto & Equipment Leases	—	—	—	—

Total Non-Covered Loans	5	3,071	3,071	3,007
Covered Loans	—	—	—	—

Total Gross Loans	5	$3,071	$3,071	$3,007

As of September 30, 2011, there was one commercial and industrial loan with a recorded investment balance of $255,000 modified as troubled debt restructurings within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2011.

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

Pass Watch List – Pass Watch list loans usually require more than normal management attention. Loans which qualify for the Pass Watch List may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a defined weakness or problem loan where risk of loss may be apparent.

Special Mention – Loans assigned to this category are currently protected but are weak. Although concerns exist, the Company is currently protected and loss is unlikely. They have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

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

Loss – Loans classified as loss are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

Included in this second phase is our considerations of qualitative factors, including, all known relevant internal and external factors that may affect the collectability of a loan. This includes our estimates of the amounts necessary for concentrations, economic uncertainties, change in the real estate values for collateral dependent loans in our geographic market areas, and other relevant factors. These qualitative factors are used to adjust the historical loan loss rates for each pool of loans to determine the probable credit losses inherent in the portfolio.

The methodology is consistently applied across all the portfolio segments taking into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. There have been no significant changes to the methodology or policies in the periods presented, except for one new factor added to the allowance for credit losses methodology during the quarter ended September 30, 2011. As part of the qualitative analysis, this new factor is used to adjust the historical loan loss rates to include an adjustment for indicated volatility in the value of various types of real estate collateral in our market area.

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan and lease portfolio at the same time it evaluates credit risk associated with the off-balance sheet commitments. The Company recorded a decrease of $918,000 and an increase of $2.2 million in the reserve for undisbursed commitments for the first nine months of 2011 and 2010, respectively. As of September 30, 2011, the balance in this reserve was $9.6 million compared to a balance of $10.5 million as of December 31, 2010.

Management believes that the ALLL was adequate at September 30, 2011. No assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following table presents the balance and activity in the allowance for loan losses; and the recorded investment in held-for-investment loans by portfolio segment and based on impairment method as of September 30, 2011 and September 30, 2010:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Amounts in thousands)

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Nine Months Ended September 30, 2011
Allowance for Credit Losses:

Beginning balance, June 30, 2011	$11,286	$4,338	$45,265	$2,618	$23,511	$1,608	$—	$8,269	$96,895
Charge-offs	(392)	(559)	(562)	—	—	(187)	(256)	—	(1,956)
Recoveries	73	343	148	—	—	23	2	—	589
Provision	(116)	(88)	5,470	(89)	(5,045)	144	254	(530)	—

Ending balance, September 30, 2011	$10,851	$4,034	$50,321	$2,529	$18,466	$1,588	$—	$7,739	$95,528

Beginning balance, December 31, 2010	$11,472	$10,188	$43,529	$2,172	$36,061	$1,034	$—	$803	$105,259
Charge-offs	(1,275)	(7,976)	(4,945)	—	(3,291)	(439)	(674)	—	(18,600)
Recoveries	244	746	582	—	39	183	7	—	1,801
Provision	410	1,076	11,155	357	(14,343)	810	667	6,936	7,068

Ending balance, September 30, 2011	$10,851	$4,034	$50,321	$2,529	$18,466	$1,588	$—	$7,739	$95,528

Ending balance: Individually evaluated for impairment	$415	$—	$1,275	$—	$1,372	$34	$—	$—	$3,096

Ending balance: Collectively evaluated for impairment	$10,436	$4,034	$49,046	$2,529	$17,094	$1,554	$—	$7,739	$92,432

Financing receivables:
Ending balance, September 30, 2011	$477,766	$77,364	$2,146,353	$115,532	$292,049	$66,416	$280,337	$—	$3,455,817

Ending balance: Individually evaluated for impairment	$6,014	$34,854	$53,782	$—	$2,574	$197	$85,130	$—	$182,551

Ending balance: Collectively evaluated for impairment	$471,752	$42,510	$2,092,571	$115,532	$289,475	$66,219	$195,207	$—	$3,273,266

	Commercial and Industrial	Construction	Real Estate	Municipal Lease Finance Receivables	Dairy and Livestock	Consumer, Auto & Other	Covered Loans (1)	Unallocated	Total
Three and Nine Months Ended September 30, 2010
Allowance for Credit Losses:

Beginning balance, June 30, 2010	$9,260	$18,726	$54,536	$2,193	$32,367	$963	$—	$503	$118,548
Charge-offs	(1,047)	(9,705)	(27,368)	—	(360)	(242)	—	—	(38,722)
Recoveries	39	100	—	—	—	18	6	—	163
Provision	1,757	(1,419)	19,248	590	(964)	1,269	(6)	4,825	25,300

Ending balance, September 30, 2010	$10,009	$7,702	$46,416	$2,783	$31,043	$2,008	$—	$5,328	$105,289

Beginning balance, December 31, 2009	$7,530	$21,222	$42,215	$1,724	$31,051	$1,004	$—	$4,178	$108,924
Charge-offs	(4,836)	(16,620)	(30,232)	—	(360)	(412)	(32)	—	(52,492)
Recoveries	182	100	1	—	—	65	9	—	357
Provision	7,133	3,000	34,432	1,059	352	1,351	23	1,150	48,500

Ending balance, September 30, 2010	$10,009	$7,702	$46,416	$2,783	$31,043	$2,008	$—	$5,328	$105,289

Ending balance: Individually evaluated for impairment	$506	$—	$919	$—	$—	$65	$—	$—	$1,490

Ending balance: Collectively evaluated for impairment	$9,503	$7,702	$45,497	$2,783	$31,043	$1,943	$—	$5,328	$103,799

Financing receivables:
Ending balance, September 30, 2010	$459,107	$169,232	$2,204,279	$148,906	$361,160	$81,753	$403,822	$—	$3,828,259

Ending balance: Individually evaluated for impairment	$3,009	$80,531	$70,916	$—	$5,176	$531	$14,965	$—	$175,128

Ending balance: Collectively evaluated for impairment	$456,098	$88,701	$2,133,363	$148,906	$355,984	$81,222	$388,857	$—	$3,653,131

(1)	Net of purchase accounting discount

Past Due and Non-Performing Loans

The following table presents the recorded investment in held-for-investment and held-for-sale, non-covered, non-accrual loans and loans past due by class of loans as of September 30, 2011 and December 31, 2010:

Loan Aging

As of September 30, 2011 and December 31, 2010

(Amounts in Thousands)

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Financing Receivables
Commercial & Industrial	$890	$50	$—	$940	$3,277	$471,413	$475,630
Construction - Speculative	—	—	—	—	14,768	51,089	65,857
Construction - Non-Speculative	—	—	—	—	—	11,507	11,507
Commercial Real Estate - Owner-Occupied	—	—	—	—	9,147	698,093	707,240
Commercial Real Estate - Non-Owner-Occupied	—	—	—	—	16,307	1,234,740	1,251,047
Residential Real Estate (SFR 1-4)	—	—	—	—	18,792	169,274	188,066
Dairy & Livestock	—	—	—	—	2,574	289,475	292,049
Agribusiness	—	—	—	—	—	2,136	2,136
Municipal Lease Finance Receivables	—	—	—	—	—	115,532	115,532
Consumer	14	—	—	14	340	49,825	50,179
Auto & Equipment Leases	996	1	—	997	7	15,233	16,237

Total Non-covered Loans excluding Held For Sale	1,900	51	—	1,951	65,212	3,108,317	3,175,480
Held for Sale Construction - Speculative	—	—	—	—	—		—
Held for Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	4,239	4,239

Total	$1,900	$51	$—	$1,951	$65,212	$3,112,556	$3,179,719

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Nonaccrual	Current	Total Financing Receivables

Commercial & Industrial	$2,177	$1,036	$—	3,213	$3,887	$453,299	$460,399
Construction - Speculative	—	—	—	—	53,552	66,343	119,895
Construction - Non-Speculative	—	—	—	—	9,473	9,612	19,085
Commercial Real Estate - Owner-Occupied	62	—	—	62	5,457	706,911	712,430
Commercial Real Estate - Non-Owner-Occupied	3,132	—	—	3,132	59,402	1,205,292	1,267,826
Residential Real Estate (SFR 1-4)	1,473	1,124	—	2,597	17,800	198,070	218,467
Dairy & Livestock	—	—	—	—	5,207	370,936	376,143
Agribusiness	—	—	—	—	—	1,686	1,686
Municipal Lease Finance Receivables	—	—	—	—	—	128,552	128,552
Consumer	—	29	—	29	537	56,181	56,747
Auto & Equipment Leases	93	14	—	107	49	17,826	17,982

Total Non-covered Loans excluding Held For Sale	6,937	2,203	—	9,140	155,364	3,214,708	3,379,212
Held for Sale Construction - Speculative	—	—	—	—	1,656	—	1,656
Held for Sale Residential Real Estate (SFR 1-4)	—	—	—	—	—	1,298	1,298

Total	$6,937	$2,203	$—	$9,140	$157,020	$3,216,006	$3,382,166

Credit Quality Indicators

The following table summarizes our internal risk grouping by loan class as of September 30, 2011 and December 31, 2010:

Credit Quality Indicators

As of September 30, 2011 and December 31, 2010

(Amounts in Thousands)

Credit Risk Profile by Internally Assigned Grade

	September 30, 2011
	Pass	Watch List	Special Mention	Sub- Standard	Doubtful & Loss	Total
Commercial & Industrial	$352,438	$58,914	$39,593	$24,685	$—	$475,630
Construction - Speculative	2,008	—	25,218	38,631	—	65,857
Construction - Non-Speculative	491	30	386	10,600	—	11,507
Commercial Real Estate - Owner-Occupied	394,715	146,509	89,714	76,302	—	707,240
Commercial Real Estate - Non-Owner-Occupied	861,811	186,413	89,359	112,625	839	1,251,047
Residential Real Estate (SFR 1-4)	158,053	3,963	7,258	18,792	—	188,066
Dairy & Livestock	33,140	68,223	128,549	62,137	—	292,049
Agribusiness	1,489	—	647	—	—	2,136
Municipal Lease Finance Receivables	67,875	21,849	16,654	9,154	—	115,532
Consumer	44,118	2,335	2,000	1,705	21	50,179
Auto & Equipment Leases	13,039	1,077	372	1,749	—	16,237

Total Non-covered Loans	1,929,177	489,313	399,750	356,380	860	3,175,480
Covered Loans	99,557	58,852	18,491	153,993	1,090	331,983

Total Loans excluding Held For Sale	2,028,734	548,165	418,241	510,373	1,950	3,507,463
Non-covered loans held for sale	4,239	—	—	—	—	4,239
Covered loans held for sale	—	—	—	5,726	—	5,726

Total Gross Loans	$2,032,973	$548,165	$418,241	$516,099	$1,950	$3,517,428

	December 31, 2010
	Pass	Watch List	Special Mention	Sub- Standard	Doubtful & Loss	Total
Commercial & Industrial	$310,207	$79,860	$35,526	$34,741	$65	$460,399
Construction - Speculative	428	16,022	24,773	78,672	—	119,895
Construction - Non-Speculative	3,168	3,422	2,346	10,149	—	19,085
Commercial Real Estate - Owner-Occupied	371,575	109,784	91,751	139,320	—	712,430
Commercial Real Estate - Non-Owner-Occupied	851,980	197,696	64,808	153,342	—	1,267,826
Residential Real Estate (SFR 1-4)	190,022	11,002	801	16,642	—	218,467
Dairy & Livestock	4,373	4,917	152,891	213,962	—	376,143
Agribusiness	1,096	446	144	—	—	1,686
Municipal Lease Finance Receivables	92,064	11,540	21,746	3,202	—	128,552
Consumer	47,927	4,885	2,367	1,484	84	56,747
Auto & Equipment Leases	10,925	3,450	1,122	2,483	2	17,982

Total Non-covered Loans	1,883,765	443,024	398,275	653,997	151	3,379,212
Covered Loans	139,038	59,996	42,147	247,407	187	488,775

Total Loans excluding Held For Sale	2,022,803	503,020	440,422	901,404	338	3,867,987
Held For Sale Loans	1,298	—	—	1,656	—	2,954

Total Gross Loans	$2,024,101	$503,020	$440,422	$903,060	$338	$3,870,941

Non-covered Impaired Loans

The following table presents held-for-investment and held-for-sale loans, individually evaluated for impairment by class of loans, as of September 30, 2011 and December 31, 2010:

Non-Covered Impaired Loans

As of September 30, 2011 and December 31, 2010

(Amounts in Thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial & Industrial	$3,517	$4,781	$—	$4,260	$103
Held for Sale Construction - Speculative	—	—	—	—	—
Construction - Speculative	25,635	28,592	—	27,233	414
Construction - Non-Speculative	9,219	9,219	—	9,219	194
Commercial Real Estate - Owner-Occupied	5,247	5,614	—	5,535	48
Commercial Real Estate - Non-Owner-Occupied	24,703	33,918	—	25,942	169
Residential Real Estate (SFR 1-4)	15,862	19,827	—	17,147	88
Dairy & Livestock	1,202	2,682	—	2,227	15
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	—	—	—	—	—
Auto & Equipment Leases	—	—	—	—	—

	85,385	104,633	—	91,563	1,031

With a related allowance recorded:
Commercial & Industrial	$2,497	$2,552	$524	$3,895	$54
Construction - Speculative	—	—	—	—	—
Construction - Non-Speculative	—	—	—	—	—
Commercial Real Estate - Owner-Occupied	3,900	3,900	928	3,900	—
Commercial Real Estate - Non-Owner-Occupied	86	86	9	86	—
Residential Real Estate (SFR 1-4)	3,984	4,131	338	3,993	—
Dairy, Livestock & Agribusiness	1,372	3,324	1,371	1,805	—
Municipal Lease Finance Receivables	—	—	—	—	—
Consumer	190	196	33	193	—
Auto & Equipment Leases	7	7	1	8	—

	12,036	14,196	3,204	13,880	54

Total	$97,421	$118,829	$3,204	$105,443	$1,085

December 31, 2010
With no related allowance recorded:
Commercial & Industrial	$9,060	$9,600	$—	$9,972	$339
Held for Sale Construction - Speculative	1,656	3,739	—	2,311	—
Construction - Speculative	45,672	61,382	—	54,299	—
Construction - Non-Speculative	9,473	10,149	—	9,777	—
Commercial Real Estate - Owner-Occupied	4,528	4,528	—	4,541	—
Commercial Real Estate - Non-Owner-Occupied	66,856	103,010	—	93,807	498
Residential Real Estate (SFR 1-4)	13,766	16,285	—	14,556	—
Dairy & Livestock	5,207	5,780	—	6,334	—
Consumer	334	334	—	336	—

	156,552	214,807	—	195,933	837

With a related allowance recorded:
Commercial & Industrial	$344	$352	$50	$371	$—
Construction - Speculative	7,880	12,588	3,300	8,966	—
Commercial Real Estate - Owner-Occupied	929	929	136	934	—
Commercial Real Estate - Non-Owner-Occupied	303	311	25	308	—
Residential Real Estate (SFR 1-4)	4,034	4,086	520	4,067	—
Consumer	203	205	21	207	—
Auto & Equipment Leases	49	49	7	77	—

	13,742	18,520	4,059	14,930	—

Total	$170,294	$233,327	$4,059	$210,863	$837

The Company recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans. Therefore, the majority of the non-accrual loans as of September 30, 2011 and December 31, 2010 have already been written-down to their estimated net realizable value. The impaired loans with a related allowance recorded are on non-accrual loans where a charge-off is not yet processed, on non-accrual SFR loans where there is a potential modification in process, or on smaller balance non-collateral dependent loans.

Had non-accrual loans for which interest was no longer accruing complied with the original terms and conditions of their notes, interest income would have been $2.9 million and $3.6 million greater for the nine months of 2011 and 2010, respectively.

5.	FAIR VALUE INFORMATION

The following disclosure provides fair value information for financial assets and liabilities as of September 30, 2011 and December 31, 2010. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).

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

Investment security held-to-maturity - Investment security held-to-maturity is carried at amortized cost-basis on the balance sheet. The fair value is determined using the same process described above for available-for-sale securities. During the third quarter ended September 30, 2011, an other-than-temporary impairment loss was recognized and the carrying balance was reduced to fair value.

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

The fair value of commitments to extend credit and standby letters of credit were not significant at either September 30, 2011 or December 31, 2010, as these instruments predominantly have adjustable terms and are of a short-term nature.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(amounts in thousands)	Carrying Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential mortgage-backed securities	$948,620	$—	$948,620	$—
CMO’s / REMIC’s – Residential	530,485	—	530,485	—
Government agency	46,611	—	46,611	—
Municipal bonds	641,443	—	641,443	—

Investment Securities-AFS	2,167,159	—	2,167,159	—
Interest Rate Swaps	19,866	—	19,866	—

Total Assets	$2,187,025	$—	$2,187,025	$—

Description of Liability
Interest Rate Swaps	$19,866	$—	$19,866	$—

Assets & Liabilities Measured at Fair Value on a Recurring Basis

(amounts in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Assets
Residential Mortgage-backed securities	$808,409	$—	$808,409	$—
CMO’s / REMIC’s – Residential	270,477	—	270,477	—
Government agency	106,273	—	106,273	—
Municipal bonds	606,399		606,399	—

Investment Securities-AFS	1,791,558	—	1,791,558	—
Interest Rate Swaps	9,127	—	9,127	—

Total Assets	$1,800,685	$—	$1,800,685	$—

Description of Liability
Interest Rate Swaps	$9,127	$—	$9,127	$—

We may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at September 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets.

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(amounts in thousands)	Carrying Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the nine months ended September 30, 2011 Total Losses
Description of Assets
Investment Security-HTM	$2,574	$—	$—	$2,574	$(546)
Non-covered loans held-for-sale	$4,239	$—	$—	$4,239	$(1,656)
Covered loans held-for-sale	$5,726	$—	$—	$5,726	$(250)
Impaired Loans-Noncovered	$24,502	$—	$—	$24,502	$(18,350)
OREO-Noncovered	$15,956	$—	$—	$15,956	$(449)
OREO-Covered	$14,193	$—	$—	$14,193	$(3,399)

Assets & Liabilities Measured at Fair Value on a Non-Recurring Basis

(amounts in thousands)	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the year ended December 31, 2010 Total Losses
Description of Assets
Investment Security-HTM	$3,143	$—	$—	$3,143	$(904)
Non-covered loans held-for-sale	$2,954	$—	$—	$2,954	$(598)
Covered loans held-for-sale	$—	$—	$—	$—	$—
Impaired Loans-Noncovered	$98,088	$—	$—	$98,088	$(65,524)
OREO-Noncovered	$5,290	$—	$—	$5,290	$(4,578)
OREO-Covered	$11,305	$—	$—	$11,305	$(2,912)

The following table presents estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2011 and December 31, 2010. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE INFORMATION

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(amounts in thousands)
Assets
Total cash and cash equivalents	$442,942	$442,942	$404,275	$404,275
Interest-bearing balances due from depository institutions	50,190	50,190	50,190	50,190
FHLB Stock	76,207	76,207	86,744	86,744
Investment securities available-for-sale	2,167,159	2,167,159	1,791,558	1,791,558
Investment securities held-to-maturity	2,574	2,574	3,143	3,143
Loans held-for-sale	9,965	9,965	2,954	2,954
Total Loans, net of allowance for credit losses	3,355,174	3,524,308	3,642,481	3,729,296
Accrued interest receivable	23,140	23,140	23,647	23,647
Swaps	19,866	19,866	9,127	9,127

Liabilities
Deposits:
Noninterest-bearing	$1,977,137	$1,977,137	$1,701,523	$1,701,523
Interest-bearing	2,612,007	2,613,150	2,817,305	2,818,390
Demand note to U.S. Treasury	1,930	1,930	1,917	1,917
Borrowings	1,033,867	1,089,637	1,095,578	1,128,562
Junior subordinated debentures	115,055	115,818	115,055	115,823
Accrued interest payable	4,243	4,243	4,985	4,985
Swaps	19,866	19,866	9,127	9,127

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

6.	BUSINESS SEGMENTS

The Company has identified two principal reportable segments: Business Financial and Commercial Banking Centers (“Centers”) and the Treasury Department. The Company’s subsidiary bank has 43 Business Financial Centers and five Commercial Banking Centers, organized in geographic regions, which are the focal points for customer sales and services. The Company utilizes an internal reporting system to measure the performance of various operating segments which is the basis for determining the Company’s reportable segments. The Chief Operating Decision Maker (currently our CEO) regularly reviews the financial information of these segments in deciding how to allocate resources and assessing performance. Business Financial and Commercial Banking Centers are considered one operating segment as their products and services are similar and are sold to similar types of customers, have similar production and distribution processes, have similar economic characteristics, and have similar reporting and organizational structures. The Treasury Department’s primary focus is managing investments, liquidity, and interest rate risk. Information related to the Company’s remaining operating segments which include construction lending, dairy and livestock lending, leasing, CitizensTrust Division and centralized functions have been aggregated and included in “Other.” In addition, the Company allocates internal funds transfer pricing to the segments using a methodology that charges users of funds interest expense and credits providers of funds interest income with the net effect of this allocation being recorded in administration.

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

The following tables present the operating results and other key financial measures for the individual reportable segments for the three and nine months ended September 30, 2011 and 2010 (Amounts in thousands):

	Nine Months Ended September 30, 2011
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$118,436	$47,500	$40,288	$—	$206,224
Credit for funds provided (1)	18,311	—	7,456	(25,767)	—

Total interest income	136,747	47,500	47,744	(25,767)	206,224

Interest expense	8,284	15,940	2,516	—	26,740
Charge for funds used (1)	3,869	25,572	(3,674)	(25,767)	—

Total interest expense	12,153	41,512	(1,158)	(25,767)	26,740

Net interest income	124,594	5,988	48,902	—	179,484

Provision for credit losses	—	—	7,068		7,068

Net interest income after provision for credit losses	124,594	5,988	41,834	—	172,416

Non-interest income	16,081	(545)	7,950	—	23,486
Non-interest expense	38,188	613	67,517	—	106,318

Segment pretax profit (loss)	$102,487	$4,830	($17,733)	$—	$89,584

Segment assets as of September 30, 2011	$4,927,880	$2,708,137	$716,073	$(1,822,183)	$6,529,907

	Nine Months Ended September 30, 2010
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$128,686	$62,258	$56,354	$—	$247,298
Credit for funds provided (1)	52,863	—	26,553	(79,416)	—

Total interest income	181,549	62,258	82,907	(79,416)	247,298

Interest expense	17,873	26,874	2,383	—	47,130
Charge for funds used (1)	9,550	29,921	39,945	(79,416)	—

Total interest expense	27,423	56,795	42,328	(79,416)	47,130

Net interest income	154,126	5,463	40,579	—	200,168

Provision for credit losses	—	—	48,500		48,500

Net interest income after provision for credit losses	154,126	5,463	(7,921)	—	151,668

Non-interest income	17,695	38,089	(5,858)	—	49,926
Non-interest expense	39,103	19,770	67,814	—	126,687

Segment pretax profit (loss)	$132,718	$23,782	$(81,593)	$—	$74,907

Segment assets as of September 30, 2010	$4,899,709	$1,730,982	$1,311,589	$(1,458,409)	$6,483,871

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

	Three Months Ended September 30, 2011
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$39,274	$15,769	$13,487	$—	$68,530
Credit for funds provided (1)	6,269	—	2,340	(8,609)	—

Total interest income	45,543	15,769	15,827	(8,609)	68,530

Interest expense	2,388	5,338	824	—	8,550
Charge for funds used (1)	1,210	8,901	(1,502)	(8,609)	—

Total interest expense	3,598	14,239	(678)	(8,609)	8,550

Net interest income	41,945	1,530	16,505	—	59,980

Provision for credit losses	—	—	—	—	—

Net interest income after provision for credit losses	41,945	1,530	16,505	—	59,980

Non-interest income	5,479	(426)	2,461	—	7,514
Non-interest expense	12,261	205	20,392	—	32,858

Segment pretax profit (loss)	$35,163	$899	$(1,426)	$—	$34,636

	Three Months Ended September 30, 2010
	Centers	Treasury	Other	Eliminations	Total

Interest income, including loan fees	$42,926	$18,331	$15,216	$—	$76,473
Credit for funds provided (1)	18,141	—	8,869	(27,010)	—

Total interest income	61,067	18,331	24,085	(27,010)	76,473

Interest expense	5,287	7,678	893	—	13,858
Charge for funds used (1)	2,976	$10,830	13,204	(27,010)	—

Total interest expense	8,263	18,508	14,097	(27,010)	13,858

Net interest income	52,804	(177)	9,988	—	62,615

Provision for credit losses	—	—	25,300	—	25,300

Net interest income after provision for credit losses	52,804	(177)	(15,312)	—	37,315

Non-interest income	5,891	29,993	835	—	36,719
Non-interest expense	12,803	13,330	23,185	—	49,318

Segment pretax profit (loss)	$45,892	$16,486	$(37,662)	$—	$24,716

(1)	Credit for funds provided and charge for funds used is eliminated in the consolidated presentation.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. As of September 30, 2011, the Company entered into 65 interest-rate swap agreements with customers and 65 with a counterparty bank. The swaps are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating volatility in the Company’s earnings.

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

As of September 30, 2011, the total notional amount of the Company’s swaps was $362.2 million with $181.1 million in notional with the Company’s customers and $181.1 million in notional with the counterparty bank. The following tables present the location of the asset and liability and the amount of gain recognized as of and for the three months ended September 30, 2011.

Fair Value of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2011		September 30, 2011
	(amounts in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps	Other Assets	$19,866	Other Liabilities	$19,866

Total Derivatives		$19,866		$19,866

The Effect of Derivative Instruments on the Consolidated Statement of Earnings for nine months ended September 30, 2011

(amounts in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		September 30, 2011
Interest Rate Swaps	Other Income	$208

Total		$208

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a bank holding company with one bank subsidiary, Citizens Business Bank. We have three other inactive subsidiaries: CVB Ventures, Inc.; Chino Valley Bancorp and ONB Bancorp. We are also the common stockholder of CVB Statutory Trust I, CVB Statutory Trust II and CVB Statutory Trust III, statutory trusts which were formed to issue trust preferred securities in order to increase the capital of the Company. Through our acquisition of FCB in June 2007, we acquired FCB Capital Trust II, another statutory trust. We are headquartered in Ontario, California in what is known as the “Inland Empire” of California. Our geographical market area encompasses the City of Stockton in the center of California to the City of Laguna Beach (in Orange County) in the southern portion of California. Our mission is to offer the finest financial products and services to professionals and businesses in our market area while maintaining a strong capital base and prudent loan loss reserves. We intend to grow our business through targeted efforts at our existing customers, attracting new associates who bring customer relationships with them and acquisitions.

Our primary source of income is from the interest earned on our loans and investments whereas our primary area of expense is the interest paid on deposits, borrowings, and salaries and benefits. As such our net income is subject to fluctuations in interest rates and their impact on our income statement. We are also subject to competition from other financial institutions, which may affect our pricing of products and services, and the fees and interest rates we can charge on them.

Historically, we have been active in acquisitions and we will continue to consider acquisition targets, including FDIC-assisted acquisitions, which will enable us to meet our business objectives and enhance shareholder value along with organic growth. Since 2000, we have acquired five banks and a leasing company, and we have opened four de novo branches: Bakersfield, Fresno, Madera, and Stockton, California. We also opened five Commercial Banking Centers since 2008.

Economic conditions in our California service area impact our business. Economic growth continues to stagnate and continued decline in the housing market has resulted in slower growth in construction loans. Unemployment is high in our market areas and areas of our marketplace have been significantly affected by adverse economic conditions, both nationally and in California. Approximately 17.8% of our total loan portfolio of $3.5 billion is located in the Inland Empire region of California. The balance of the portfolio is from outside of this region. We continue to see the impact of constrained economic conditions on our loan portfolio, however there has been recent improvement in the level of our non-performing loans and the level of our classified assets. Continued weaknesses in the local and state economy could adversely affect us through diminished loan demand, credit quality deterioration, and increases in provisions for credit losses, loan delinquencies and defaults.

Despite the continued weakness in economic outlook, Fitch Ratings has affirmed the long-term Issuer Default Ratings (IDR) of the Company and the Bank at ‘BBB’. The affirmation of CVBF’s ratings reflects its stable performance through the most recent cycle, solid core earnings and recent improvements in asset quality. Consistent performance is underpinned by a strong core deposit base that drives a consistently strong net interest margin.

Our net income increased to $60.0 million for the first nine months of 2011 compared with $53.1 million for the first nine months of 2010, an increase of $6.9 million, or 13.12%. Diluted earnings per share increased to $0.57 per share for 2011, from $0.50 per share for 2010. Operating results for the first nine months of 2011 include a $7.1 million provision for credit losses and an $11.6 million in interest income from accelerated accretion on loans from our FDIC assisted acquisition of San Joaquin Bank (SJB).

For the quarter ended September 30, 2011, our net income increased to $22.4 million compared to $17.9 million for the quarter ended September 30, 2010, an increase of $4.5 million, or 24.86%. Diluted earnings per share were $0.21 for the third quarter of 2011 compared to $0.17 for the third quarter of 2010.

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

The operating results for the third quarter and first nine months of 2011 were impacted by the accounting treatment of credit-related transactions from the San Joaquin Bank (“SJB”) loan portfolio. For further discussion, see “Analysis of the Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Earnings

We reported net earnings of $60.0 million for the nine months ended September 30, 2011. This represented an increase of $6.9 million or 13.12%, from net earnings of $53.1 million for the nine months ended September 30, 2010. Basic and diluted earnings per common share for the nine-month period increased to $0.57 per common share for 2011, compared to $0.50 per common share for 2010. The annualized return on average assets was 1.24 % for the nine months of 2011 compared to an annualized return on average assets of 1.04% for the nine months of 2010. The annualized return on average equity was 11.97% for the nine months ended September 30, 2011, compared to an annualized return of 10.62% for the nine months ended September 30, 2010.

For the quarter ended September 30, 2011, our net earnings were $22.4 million. This represents an increase of $4.5 million, or 24.86%, from net earnings of $17.9 million for the third quarter of 2010. Basic and diluted earnings per common share increased to $0.21 per share for the third quarter of 2011 compared to $0.17 per share for the third quarter of 2010. The annualized return on average assets was 1.37% and 1.05% for the third quarter of 2011 and 2010, respectively. The annualized return on average equity was 12.81% and 10.34% for the third quarter of 2011 and 2010, respectively.

Income and Expense Related to Covered Assets

The following table summarizes the components of income and expense related to covered assets excluding normal accretion of interest income on covered loans for the three and nine months ended September 30, 2011 and 2010:

Summary of Covered Asset Related Income (excluding normal loan accretion)

September 30, 2011

(Amounts in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Covered Asset Related income/expense
Interest Income-Accelerated accretion	$3,980	$4,481	$11,638	$22,332
Other Income-Increase/(decrease) in FDIC loss share asset	(844)	(2,630)	(1,118)	(14,800)
Other Income-Gain/(loss) on sale of OREO	128	207	185	(916)
Expenses-legal and professional	(619)	(645)	(1,792)	(1,496)
Expenses-OREO write-down	(1,274)	—	(3,399)	—
Expenses-OREO expenses	(453)	(69)	(811)	(69)
Expenses-Other expenses (appraisals)	(67)	(75)	(448)	(324)

Net income before income taxes related to covered assets	$851	$1,269	$4,255	$4,727

Income and expense related to covered loans include accretion of the difference between the carrying amount of the covered loans and their expected cash flows, increase (decrease) in the FDIC loss sharing assets as well as the other noninterest expenses related to covered loans.

Accelerated discount accretion recognized as a part of interest income recognized on covered loans decreased by $10.7 million to $11.6 million for the nine months ended September 30, 2011 from $22.3 million for the same period in 2010. The decrease in accelerated accretion of discount was partially offset by a decrease of $13.7 million in reduction in FDIC loss share assets from $1.1 million during the nine months ended September 30, 2011, compared to $14.8 million for the same period in 2010.

The Company also recognized net gain on sales of covered OREO of $185,000 in the nine months ended September 30, 2011 compared to a loss of $916,000 for the same period in 2010.

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses. Total covered asset-related expenses were $2.4 million and $6.5 million for the three and nine months ended September 30, 2011, up from $789,000 and $1.9 million for the same period in 2010.

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

Our net interest income, before the provision for credit losses, totaled $179.5 million for the nine months ended September 30, 2011. This represented a decrease of $20.7 million, or 10.33%, from net interest income, before provision for credit losses, of $200.2 million for the same period in 2010. This decrease in net interest income resulted from a $41.1 million decrease in interest income and a $20.4 million decrease in interest expense.

Interest income totaled $206.2 million for the first nine months of 2011. This represented a decrease of $41.1 million, or 16.61%, compared to total interest income of $247.3 million for the same period last year. The decrease in interest income is primarily due to lower earning assets, lower interest rates and a $10.7 million decrease in discount accretion on covered loans acquired from SJB. The discount accretion represents accelerated principal payments on SJB loans and is recorded as a yield adjustment to interest income. The average yield on earning assets decreased to 4.74% for the nine months of 2011 from 5.35% for the same period of 2010, or 61 basis points. Average earning assets decreased by $350.1 million, or 5.49%, from $6.38 billion to $6.03 billion.

Interest expense totaled $26.7 million for the first nine months of 2011. This represented a decrease of $20.4 million, or 43.26%, from total interest expense of $47.1 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $360.0 million, from $1.57 billion as of September 30, 2010 to $1.21 billion as of September 30, 2011. The average rate paid on interest-bearing liabilities decreased to 0.91% for the first nine months of 2011 from 1.39% for the same period in 2010, or 48 basis points. The average cost of deposits decreased to 0.21% for the first nine months of 2011 from 0.43% for the same period in 2010, or 22 basis points. The decrease in rates paid on deposits and borrowings also included a decrease in average interest-bearing deposits of $232.1 million, or 7.99%, from $2.91 billion to $2.67 billion.

For the third quarter ended September 30, 2011, our net interest income, before provision for credit losses, totaled $60.0 million. This represented a decrease of $2.6 million, or 4.21%, from net interest income of $62.6 million for the same period in 2010. The decrease in net interest income of $2.6 million resulted from a decrease in interest income of $7.9 million and a decrease in interest expense of $5.3 million.

Interest income totaled $68.5 million for the third quarter of 2011. This represented a decrease of $7.9 million, or 10.39%, compared to total interest income of $76.5 million for the same period last year. The decrease in interest income for the third quarter ending September 30, 2011 as compared to the third quarter ending September 30, 2010 was primarily due to lower earning assets and lower interest rates.

Interest expense totaled $8.6 million for the third quarter of 2011. This represented a decrease of $5.3 million or 38.30%, from total interest expense of $13.9 million for the same period last year. The decrease in interest expense was due to the decrease in average borrowings of $286.8 million, or 19.70%. The average rate paid on interest-bearing liabilities decreased to 0.89% for the third quarter ending September 30, 2011 from 1.25% for the same period in 2010, or 36 basis points. The average cost of deposits decreased to 0.17% for the third quarter ending September 30, 2011 from 0.37% for the same period in 2010, or 20 basis points. Average interest-bearing deposits decreased $278.0 million, or 9.62%, from $2.89 billion to $2.61 billion.

Table 1 shows the average balances of assets, liabilities, and stockholders’ equity and the related interest income, expense, and yields/rates for the three-month period and nine-month period ended September 30, 2011 and 2010. Yields for tax-preferenced investments are shown on a taxable equivalent basis using a 35% tax rate.

TABLE 1—Distribution of Average Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

	Nine-month period ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,315,116	$28,397	2.91%	$1,365,745	$41,938	4.11%
Tax preferenced (1)	618,979	17,791	5.44%	654,988	19,265	5.55%
Investment in FHLB stock	82,006	183	0.30%	95,117	233	0.33%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	440,075	1,053	0.32%	318,935	757	0.32%
Loans HFS	3,674	46	1.67%	2,813	40	1.90%
Loans (2)	3,664,608	147,116	5.37%	4,115,037	162,733	5.29%
Yield adjustment to interest income from discount accretion	(92,373)	11,638		(170,476)	22,332

Total Earning Assets	6,032,085	206,224	4.74%	6,382,159	247,298	5.35%
Total Non Earning Assets	448,017			448,146

Total Assets	$6,480,102			$6,830,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,739,251	$4,394	0.34%	$1,699,318	$7,732	0.61%
Time Deposits	934,726	2,593	0.37%	1,206,760	6,707	0.74%

Total Deposits	2,673,977	6,987	0.35%	2,906,078	14,439	0.66%
Other Borrowings	1,210,017	19,753	2.16%	1,570,007	32,691	2.75%

Interest Bearing Liabilities	3,883,994	26,740	0.91%	4,476,085	47,130	1.39%

Non-interest bearing deposits	1,860,426			1,624,866
Other Liabilities	65,118			61,272
Stockholders’ Equity	670,564			668,082

Total Liabilities and Stockholders’ Equity	$6,480,102			$6,830,305

Net interest income		$179,484			$200,168

Net interest income excluding discount		167,846			177,836

Net interest spread—tax equivalent			3.83%			3.96%
Net interest spread—tax equivalent excluding discount			3.50%			3.36%
Net interest margin			3.99%			4.20%
Net interest margin—tax equivalent			4.15%			4.37%
Net interest margin—tax equivalent excluding discount			3.84%			3.80%
Net interest margin excluding loan fees			3.95%			4.15%
Net interest margin excluding loan fees—tax equivalent			4.11%			4.32%

(1)	Non tax-equivalent rate was 3.19% for 2011, 4.04% for 2010

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2011, $1,680; 2010, $2,198

(3)	Includes interest bearing demand and money market accounts

	Three-month period ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(amounts in thousands)
ASSETS
Investment Securities
Taxable	$1,341,085	$9,407	2.84%	$1,294,734	$11,461	3.57%
Tax preferenced (1)	630,805	5,951	5.36%	654,675	6,324	5.46%
Investment in FHLB stock	77,976	52	0.27%	92,038	105	0.46%
Federal Funds Sold & Interest Bearing
Deposits with other institutions	528,057	332	0.25%	411,478	418	0.41%
Loans HFS	4,888	17	1.38%	3,001	7	0.93%
Loans (2)	3,552,775	48,791	5.45%	4,047,019	53,677	5.26%
Yield adjustment to interest income from discount accretion	(72,002)	3,980		(159,090)	4,481

Total Earning Assets	6,063,584	68,530	4.67%	6,343,855	76,473	4.97%
Total Non Earning Assets	422,963			443,678

Total Assets	$6,486,547			$6,787,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings Deposits (3)	$1,756,031	$1,351	0.31%	$1,704,896	$2,372	0.55%
Time Deposits	856,511	628	0.29%	1,185,640	1,938	0.65%

Total Deposits	2,612,542	1,979	0.30%	2,890,536	4,310	0.59%
Other Borrowings	1,168,893	6,571	2.20%	1,455,715	9,548	2.57%

Interest Bearing Liabilities	3,781,435	8,550	0.89%	4,346,251	13,858	1.25%

Non-interest bearing deposits	1,935,890			1,677,328
Other Liabilities	75,876			75,829
Stockholders’ Equity	693,346			688,125

Total Liabilities and Stockholders’ Equity	$6,486,547			$6,787,533

Net interest income		$59,980			$62,615

Net interest income excluding discount		$56,000			$58,134

Net interest spread—tax equivalent			3.78%			3.72%
Net interest spread—tax equivalent excluding discount			3.45%			3.31%
Net interest margin			3.95%			3.94%
Net interest margin—tax equivalent			4.11%			4.11%
Net interest margin—tax equivalent excluding discount			3.81%			3.73%
Net interest margin excluding loan fees			3.91%			3.90%
Net interest margin excluding loan fees—tax equivalent			4.08%			4.06%

(1)	Non tax-equivalent rate was 3.12% for 2011, 3.65% for 2010

(2)	Loan fees are included in total interest income as follows, (000)s omitted: 2011, $551; 2010, $630

(3)	Includes interest bearing demand and money market accounts

As stated above, the net interest margin measures net interest income as a percentage of average earning assets. Our tax effected (TE) net interest margin was 4.15% for the first nine months of 2011, compared to 4.37% for the first nine months of 2010. The decrease in the net interest margin from the same period last year is primarily the result of a $10.7 million decrease in discount accretion on covered SJB loans which impacted interest income on loans. This was partially offset by changes in the mix of assets and liabilities as discussed in the following paragraphs. Generally, our net interest margin improves in a decreasing interest rate environment as our deposits and borrowings reprice faster than our loans and securities. Our tax effected (TE) net interest margin was 4.11%, for the third quarter of 2011 and 2010.

The net interest spread is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities. The net interest spread is an indication of our ability to manage rates received on loans and investments and rates paid on deposits and borrowings in a competitive and changing interest rate environment. Our net interest spread (TE) was 3.83% for the first nine months of 2011 and 3.96% for the same period last year. The decrease in the net interest spread for the nine months ended September 30, 2011 resulted from a 61 basis point decrease in the yield on earning assets and a 48 basis point decrease in the cost of interest-bearing liabilities, thus generating a 13 basis point decrease in the net interest spread from the same period last year.

For the third quarter of 2011, the Company’s net interest spread (TE) was 3.78% as compared to 3.72% for the same period last year. The increase in net interest spread for the third quarter ended September 30, 2011 resulted from a 30 basis point decrease in yield on earning assets and a 36 basis point decrease in the cost of interest-bearing liabilities, thus generating a 6 basis point increase in the net interest spread from the same period last year.

The yield (TE) on earning assets decreased to 4.74% for the nine months of 2011, from 5.35% for the same period last year. Average loans as a percent of earning assets decreased to 59.22% in the nine months of 2011 from 61.81% for the same period in 2010. Average investments as a percent of earning assets decreased to 32.06% in the nine months of 2011 from 31.66% for the same period in 2010. The yield on loans for the first nine months of 2011 decreased to 5.94% as compared to 6.27% for the same period in 2010 primarily as a result of a $10.7 million decrease in discount accretion on SJB covered loans. The yield (TE) on investments for the first nine months of 2011 decreased to 3.72% compared to 4.57% for the same period in 2010.

The cost of average interest-bearing liabilities decreased to 0.91% for the first nine months of 2011 as compared to 1.39% for the same period in 2010, reflecting a decrease in interest rates and change in the mix of interest-bearing liabilities. Average borrowings as a percent of average interest-bearing liabilities decreased to 31.15% during the first nine months of 2011 as compared to 35.08% for the same period in 2010. Average borrowings were $1.21 billion for the first nine months of 2011. This represents a decrease of $360.0 million or 22.93%, from average borrowings of $1.57 billion for the first nine months of 2010. The cost of borrowings for the first nine months of 2011 decreased to 2.16% as compared to 2.75% for the same period in 2010. Borrowings typically have a higher cost than interest-bearing deposits. The cost of interest-bearing deposits for the first nine months of 2011 decreased to 0.35% as compared to 0.66% for the same period in 2010, while average deposits including non-interest bearing deposits increased $3.5 million or 0.08% from the same periods. The overall decrease in interest rates and decrease in average borrowings, offset by an increase in average deposits, resulted in a decrease in our interest expense.

For the third quarter of 2011, the yield (TE) on earning assets decreased to 4.67%, from 4.97% for the same period last year. The cost of average interest-bearing liabilities decreased to 0.89% for the third quarter of 2011 as compared to 1.25% for the same period in 2010. The changes reflect the decreasing interest rate environment and change in mix of earning assets and interest-bearing liabilities, reflecting similar trends as described above.

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

TABLE 2—	Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Comparison of nine months ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$(1,807)	$(12,257)	$523	$(13,541)
Tax-advantaged securities	(1,478)	(23)	27	(1,474)
Fed funds sold & interest-bearing deposits with other institutions	291	—	5	296
Investment in FHLB stock	(32)	(21)	3	(50)
Loans HFS	12	(5)	(1)	6
Loans	(17,822)	2,462	(257)	(15,617)
Yield adjustment from discount accretion	(10,229)	(854)	389	(10,694)

Total interest on earning assets	(31,065)	(10,698)	689	(41,074)

Interest Expense:
Savings deposits	182	(3,432)	(88)	(3,338)
Time deposits	(1,506)	(3,340)	732	(4,114)
Other borrowings	(7,507)	(7,024)	1,593	(12,938)

Total interest on interest-bearing liabilities	(8,831)	(13,796)	2,237	(20,390)

Net Interest Income	$(22,234)	$3,098	$(1,548)	$(20,684)

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Comparison of quarters ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to
	Volume	RateRate/ Volume		Total
	( amounts in thousands )
Interest Income:
Taxable investment securities	$361	$(2,342)	$(73)	$(2,054)
Tax-advantaged securities	(335)	(33)	(5)	(373)
Fed funds sold & interest-bearing deposits with other institutions	119	(165)	(40)	(86)
Investment in FHLB stock	(16)	(44)	7	(53)
Loans HFS	4	3	3	10
Loans	(6,553)	1,938	(272)	(4,887)
Yield adjustment from discount accretion	(2,452)	4,315	(2,363)	(500)

Total interest on earning assets	(8,872)	3,672	(2,743)	(7,943)

Interest Expense:
Savings deposits	71	(1,031)	(61)	(1,021)
Time deposits	(539)	(1,076)	305	(1,310)
Other borrowings	(1,884)	(1,376)	283	(2,977)

Total interest on interest-bearing liabilities	(2,352)	(3,483)	527	(5,308)

Net Interest Income	$(6,520)	$7,155	$(3,270)	$(2,635)

Interest and Fees on Loans

Our major source of revenue and primary component of interest income is interest and fees on loans. Interest and fees on loans totaled $158.8 million for the first nine months of 2011. This represented a decrease of $26.3 million, or 14.21%, from interest and fees on loans of $185.1 million for the same period in 2010. The decrease in interest on loans was primarily due to a $15.6 million decrease in interest and fees on loans and a $10.7 million decrease in discount accretion on covered loans acquired from SJB (this amount represents the discount recognized from accelerated principal payments on SJB loans, it is recorded as a yield adjustment to interest income). As a result, the yield on loans decreased to 5.94% for the first nine months of 2011, compared to 6.27% for the same period in 2010. Average loans decreased $372.3 million, or 9.44%, from $3.94 billion for the first nine months of 2010 to $3.57 billion for the first nine months of 2011.

Interest and fees on loans totaled $52.8 million for the third quarter of 2011. This represented a decrease of $5.4 million, or 9.24%, from interest and fees on loans of $58.2 million for the same period in 2010. The decrease was primarily due to a $4.9 million decrease in interest and fees on loans primarily due to decreases in average loan balances.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on non-performing loans at September 30, 2011 and 2010.

Fees collected on loans are an integral part of the loan pricing decision. Loan fees and the direct costs associated with the origination of loans are deferred and become a component of the loan balance. Deferred net loan fees are recognized in interest income over the term of the loan using the effective-yield method. We recognized loan fee income of $1.7 million for the first nine months of 2011, as compared to $2.2 million for the same period in 2010, a decrease of $518,000 or 23.57%.

Interest on Investments

The second most important component of interest income is interest on investments, which totaled $46.2 million for the first nine months of 2011. This represented a decrease of $15.0 million, or 24.53%, from interest on investments of $61.2 million for the same period in 2010. The decrease in interest on investments for the nine months of 2011 from the same period last year was primarily the result of a decrease in yield on investments and a decrease in average investments. The interest rate environment and the investment strategies we employ directly affect the yield on the investment portfolio. We continually adjust our investment strategies in response to the changing interest rate environment in order to maximize the rate of total return consistent within prudent risk parameters, and to minimize the overall interest rate risk of the Company. The total yield (TE) on investments decreased to 3.72% for the first nine months of 2011 compared to 4.57% for the first nine months of 2010. Average investment balances for the first nine months for 2011 decreased $86.6 million, or 4.29% from the same period last year.

For the third quarter of 2011, interest income on investments totaled $15.4 million. This represented a decrease of $2.4 million or 13.65%, from interest on investments of $17.8 million for the same period in 2010. The decrease in interest on investments for the third quarter of 2011 from the same period last year reflected decreases in the interest rates. The total yield (TE) on investments decreased to 3.65% for the third quarter of 2011, compared to 4.21% for the same period in 2010 as a result of the decreasing interest rate environment.

Interest on Deposits

Interest on deposits totaled $7.0 million for the first nine months of 2011. This represented a decrease of $7.5 million, or 51.61%, from interest on deposits of $14.4 million for the first nine months of 2010. The decrease is due to the decrease in interest rates on deposits plus a decrease in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.35% for the first nine months of 2011 from 0.66% for the first nine months of 2010. The cost of total deposits decreased to 0.21% for the first nine months of 2011 from 0.43% for the first nine months of 2010. Average interest-bearing deposits decreased $232.1 million, or 7.99%, from the same period last year.

For the third quarter of 2011, interest on deposits totaled $2.0 million. This represented a decrease of $2.3 million, or 54.09%, from interest on deposits of $4.3 million for the same period in 2010. The decrease is due to the decrease in interest rates on deposit plus decreases in average interest-bearing deposit balances. The cost of interest-bearing deposits decreased to 0.30% for the third quarter of 2011 from 0.59% for the third quarter of 2010. The cost of total deposits decreased to 0.17% for the third quarter of 2011 from 0.37% for the third quarter of 2010. Average interest-bearing deposits decreased $278.0 million, or 9.62%, from the same period last year.

Interest on Borrowings

Interest on borrowings totaled $19.8 million for the first nine months of 2011. This represented a decrease of $12.9 million, or 39.58%, from interest on borrowings of $32.7 million for the same period of 2010. The decrease is due to the decrease in interest rate and decrease in average borrowings of $360.0 million, or 22.93%, compared to the same period last year. Interest rates on borrowings decreased to 2.16% for the first nine months of 2011 from 2.75% first nine months of 2010.

For the third quarter of 2011, interest on borrowings totaled $6.6 million. This represented a decrease of $2.9 million, or 31.18%, from interest on borrowings of $9.5 million for the same period of 2010. This decrease is due to the decrease in interest rates paid on borrowings and a decrease in average borrowings. Interest rates on borrowings decreased 37 basis points, from 2.57% for the third quarter of 2010 to 2.20% for the third quarter of 2011. Average borrowings decreased $286.8 million, or 19.70%.

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

We made a provision for credit losses of $7.1 million during the first nine months of 2011 and $48.5 million during the same period in 2010. The decrease in the provision for credit losses during the first nine months of 2011 was primarily due to a decrease in classified assets from December 31, 2010 to September 30, 2011 compared to the same period last year. We believe the allowance is appropriate as of the end of the period covered by this report. We continually assess the quality of our portfolio to determine whether additional provision for credit losses is necessary. The ratio of the allowance for credit losses to non-covered loans as of September 30, 2011 and 2010 was 3.01% and 3.08%, respectively.

No assurance can be given that economic conditions which adversely affect the Company’s service areas, past credit loss experience, the characteristics of our loan portfolio or other circumstances will not be reflected in increased provisions for credit losses in the future. The nature of this process requires considerable judgment. Net charge-offs totaled $16.8 million for the first nine months of 2011 and $52.1 million during the same period of 2010. See “Risk Management – Credit Risk” herein.

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

We reported other operating income of $23.5 million for the first nine months of 2011, compared to other operating income of $49.9 million during the same period of 2010. This represents a decrease of $26.4 million, or 52.96% primarily due to a $38.9 million gain on sale of investment securities during the first nine months of 2010 with none in the same period of 2011, partially offset by a decrease of $13.7 million in reduction in the FDIC loss sharing asset from $14.8 million during the first nine months of 2010 compared to a $1.1 million reduction during the first nine months of 2011.

During the first nine months of 2011, we reported increases in trust and investment services income, BOLI income and bankcard services income compared to the same period last year, partially offset by a decrease in service charge fee income. Service charge fee income of $11.8 million for the nine months ended September 30, 2011 decreased $913,000, or 7.20%, from service charge fee income of $12.7 million for the same period last year. Trust and investment services income of $6.5 million during the first nine months of 2011 increased $213,000, or 3.41%, from trust and investment service income of $6.3 million during the first nine months of 2010. BOLI income of $2.6 million for the first nine months ended September 30, 2011 increased $195,000 from the same period last year primarily due to a $207,000 increase related to the incremental death benefit on the death of an insured individual.

Other operating income totaled $7.5 million for the quarter ended September 30, 2011. This represents a decrease of $29.2million, or 79.54%, from total other operating income of $36.7 million for the quarter ended September 30, 2010. The decrease was primarily due to a gain on sale of securities of $30.1million during the quarter ended September 30, 2010 with none in the third quarter of 2011.

During the third quarter of 2011, service charge fee income and BOLI income decreased from the same period last year, while trust and investment service income and bankcard service income increased modestly. Service charge fee income of $4.0 million for the quarter ended September 30, 2011 decreased $204,000, or 4.83%, from service charge fee income of $4.2 million for the same period last year. Trust and investment services income of $2.1 million during the third quarter of 2011 increased $128,000, or 6.64%, from trust and investment services income of $1.9 million during the third quarter of 2010.

Other Operating Expenses

Other operating expenses for the Company include expenses for salaries and benefits, occupancy, equipment, stationary and supplies, professional services, amortization of intangibles, and other expenses. Other operating expenses totaled $106.3 million for the first nine months of 2011. This represents a decrease of $20.4 million, or 16.08% from other operating expenses of $126.7 million for the same period in 2010. For the third quarter of 2011, other operating expenses totaled $32.9 million. This represents a decrease of $16.5 million, or 33.38%, from other operating expenses of $49.3 million for the same period last year. We incurred a $13.0 million prepayment charge on borrowings during the third quarter of 2010 and no such charge was incurred in 2011. We also recorded a reduction in our reserve for unfunded commitments of $1.7 million and $918,000 for the three and nine months ended September 30, 2011, compared to an increase in our reserve for unfunded commitments of $450,000 and $2.2 million for the three and nine months ended September 30, 2010. Professional services expenses were up $2.5 million for the nine months ended September 30, 2011. This was primarily due to increases in legal expenses associated with our SEC inquiry and litigation matters as well as credit-related legal costs for loan workouts and foreclosures.

At September 30, 2011, we employed 762 full time equivalent employees, compared to 773 full time equivalent employees at September 30, 2010.

For the most part, other operating expenses reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting, and operating branch facilities. Our ability to control other operating expenses in relation to asset growth can be measured in terms of other operating expenses as a percentage of average assets. Operating expenses measured as a percentage of average assets was 2.19% and 2.48% for the first nine months of 2011 and 2010, respectively.

Our ability to control other operating expenses in relation to the level of net revenue (net interest income plus other operating income) is measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. For the first nine months of 2011, the efficiency ratio was 54.27%, compared to a ratio of 62.84% for the same period in 2010. The improved efficiency ratio was primarily due to decrease in provision for credit losses and lower expenses as a result of the prepayment charge on borrowings incurred in the first nine months of 2010 with no similar expense in the same period in 2011 as discussed above. This was partially offset by decrease in net interest income and other operating income, primarily gain on sale of investment securities.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 35.38% and 33.00%, respectively, compared to 27.47% and 29.16% for the same period in 2010. The effective tax rates are below the nominal combined Federal and State tax rates as a result of the tax-preferenced income from certain investments and municipal loans/leases as a percentage of total income for each period. The majority of tax preferenced income is derived from municipal securities.

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

Business Financial and Commercial Banking Centers

Key measures we use to evaluate the Business Financial and Commercial Banking Center’s performance are included in the following table for the three and nine months ended September 30, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Key Measures:	(amounts in thousands)		(amounts in thousands)
Statement of Operations
Interest income	$136,747	$181,549	$45,543	$61,067
Interest expense	12,153	27,423	3,598	8,263

Net Interest Income	$124,594	$154,126	$41,945	$52,804

Non-interest income	16,081	17,695	5,479	5,891
Non-interest expense	38,188	39,103	12,261	12,803

Segment pretax profit	$102,487	$132,718	$35,163	$45,892

Balance Sheet
Average loans	$2,656,514	$2,848,034	$2,611,322	$2,817,783
Average interest-bearing deposits and customer repos	$2,976,115	$3,194,762	$2,881,414	$3,174,927
Yield on loans	5.96%	6.04%	5.97%	6.04%
Rate paid on interest-bearing deposits and customer repos	0.37%	0.75%	0.33%	0.66%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

(2)	Yield on loans excludes SJB discount accretion as this is accounted for at the Corporate level.

For the nine months ended September 30, 2011, segment profit decreased by $30.2 million, or 22.78%, compared to the same period last year. This was primarily due to the decrease in net interest income of $29.5 million, or 19.16%, due to decreases in loan balances. Average loan balances decreased $191.5 million or 6.72%, from the same period last year. Rates paid on deposits and customer repos decreased 38 basis points, while average interest-bearing deposits and customer repos decreased $218.6 million, or 6.84%. Non-interest income decreased by $1.6 million, or 9.12%, compared to the first nine months of 2010. Non-interest expense decreased $915,000 thousand, or 2.34%, compared to the same period last year.

For the quarter ended September 30, 2011, segment profit decreased by $10.7 million, or 23.38%, compared to the same period last year. This was primarily due to the decrease in net interest income. Also, non-interest income decreased by $412,000 thousand, or 6.99%, compared to the quarter ended September 30, 2010.

Treasury

Key measures we use to evaluate the Treasury’s performance are included in the following table for the three and nine months ended September 30, 2011 and 2010. The table also provides additional significant segment measures useful to understanding the performance of this segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$47,500	$62,258	$15,769	$18,331
Interest expense	41,512	56,795	14,239	18,508

Net Interest Income	$5,988	$5,463	$1,530	$(177)

Non-interest income (expense)	(545)	38,089	(426)	29,993
Non-interest expense	613	19,770	205	13,330

Segment pretax profit	$4,830	$23,782	$899	$16,486

Balance Sheet
Average investments	$1,934,095	$2,020,733	$1,971,891	$1,949,409
Average interest-bearing deposits	$240,404	$240,422	$239,033	$241,345
Average borrowings	$552,855	$878,083	$552,603	$766,784
Yield on investments-TE	3.72%	4.57%	3.65%	4.21%
Non-tax equivalent yield	3.19%	4.04%	3.12%	3.65%
Rate paid on borrowings	3.74%	3.99%	3.74%	3.85%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

For the nine months ended September 30, 2011, segment profits decreased by $19.0 million from the same period last year. The decrease is primarily due to the $38.9 million gain on sale of securities recognized during the first nine months of 2010 offset by a decrease in non-interest expense of $19.2 million as we incurred an $18.7 million prepayment charge on borrowings in 2010. The decrease in net interest income is due to the decrease in average investments of $86.6 million, or 4.29%, and a decrease in yield on investments of 85 basis points from the nine months ended September 30, 2010.

For the quarter ended September 30, 2011, segment profit decreased by $15.6 million from the same period last year. This decrease is primarily due to the $30.1 million gain on sale of securities recognized offset by the $13.0 million prepayment charge on borrowings during the three months ended September 30, 2010.

There are no provisions for credit losses or taxes in the segments as these are accounted for at the corporate level.

Other

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Key Measures:
Statement of Operations
Interest income	$47,744	$82,907	$15,827	$24,085
Interest (income) expense	(1,158)	42,328	(678)	14,097

Net interest income	$48,902	$40,579	$16,505	$9,988

Provision for Credit Losses	7,068	48,500	—	25,300
Non-interest income (expense)	7,950	(5,858)	2,461	835
Non-interest expense	67,517	67,814	20,392	23,185

Pre-tax loss	$(17,733)	$(81,593)	$(1,426)	$(37,662)

Balance Sheet
Average loans	$919,395	$1,099,340	$874,339	$1,073,147
Average interest-bearing deposits and customer repos	$(3,750)	$42,763	$(6,670)	$43,140
Yield on loans	5.87%	6.86%	6.13%	5.63%

(1)	Interest income and interest expense include credit for funds provided and charge for funds used, respectively. These are eliminated in the consolidated presentation.

The Company’s administration and other operating departments reported pre-tax loss of $17.7 million for the first nine months of 2011. This represents a decrease of pre-tax loss of $63.9 million or 78.27%, from a pre-tax loss of $81.6 million for the same period in 2010. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $41.4 million and a decrease in the reduction in the FDIC loss sharing asset of $13.7 million, which is included in non-interest income.

For the quarter ended September 30, 2011, the company’s administration and other operating departments reported pre-tax loss of $1.4 million. This represents a decrease of $36.2 million or 96.21%, from a pre-tax loss of $37.7 million for the same period in 2010. The decrease in pre-tax loss is primarily attributed to the decrease in provision for credit losses of $25.3 million and an increase in net interest income of $6.5 million.

ANALYSIS OF FINANCIAL CONDITION

The Company reported total assets of $6.53 billion at September 30, 2011. This represented an increase of $93.2 million, or 1.45%, from total assets of $6.44 billion at December 31, 2010 primarily due to an increase in cash and cash equivalents of $38.7 million, or 9.56%, an increase in investment securities of $375.0 million, or 20.90% partially offset by a decrease in loans of $297.0 million, or 7.93%. Earning assets totaled $6.2 billion at September 30, 2011. This represented an increase of $146.9 million, or 2.44%, from total earning assets of $6.02 billion at December 31, 2010. Total liabilities were $5.83 billion at September 30, 2011, up $37.2 million, or 0.64%, from total liabilities of $5.79 billion at December 31, 2010. Total equity increased $56.0 million, or 8.70%, to $699.9 million at September 30, 2011, compared with total equity of $643.9 million at December 31, 2010.

Investment Securities

The Company reported total investment securities of $2.17 billion at September 30, 2011. This represented an increase of $375.0 million, or 20.90%, from total investment securities of $1.79 billion at December 31, 2010. Investment securities comprise 35.19% of the Company’s total earning assets at September 30, 2011.

Securities held as “available-for-sale” are reported at fair value for financial reporting purposes. The related unrealized gains or losses, net of income taxes, are recorded in stockholders’ equity. At September 30, 2011, securities held as available-for-sale had a fair value of $2.17 billion with an amortized cost of $2.10 billion. At September 30, 2011, the net unrealized holding gain on securities was $67.6 million and that resulted in accumulated other comprehensive income of $39.2 million (net of $28.4 million in deferred taxes). At December 31, 2010, the Company reported net unrealized gain on total investment securities of $11.1 million and accumulated other comprehensive income of $6.4 million (net of deferred taxes of $4.7 million).

Table 3 sets forth investment securities available-for-sale at September 30, 2011 and December 31, 2010.

Table 3 - Composition of Investment Securities

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$46,336	$275	$—	$46,611	2.15%
Residential mortgage-backed securities	927,695	21,436	(511)	948,620	43.77%
CMO’s / REMIC’s—Residential	516,952	13,600	(67)	530,485	24.48%
Municipal bonds	608,528	33,362	(447)	641,443	29.60%

Total Investment Securities	$2,099,511	$68,673	$(1,025)	$2,167,159	100.00%

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Amounts in thousands)
Investment Securities Available-for-Sale:
Government agency & government-sponsored enterprises	$106,368	$119	$(214)	$106,273	5.93%
Residential mortgage-backed securities	801,370	13,405	(6,366)	808,409	45.12%
CMO’s / REMIC’s—Residential	267,556	4,300	(1,379)	270,477	15.10%
Municipal bonds	605,199	10,943	(9,743)	606,399	33.85%

Total Investment Securities	$1,780,493	$28,767	$(17,702)	$1,791,558	100.00%

The weighted-average yield (TE) on the investment portfolio at September 30, 2011 was 3.72% with a weighted-average life of 4.0 years. This compares to a yield of 3.95% at December 31, 2010 with a weighted-average life of 4.6 years and a yield of 3.26% at September 30, 2010 with a weighted-average life of 3.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal paydowns.

Approximately 70% of the available-for-sale portfolio represents securities issued by the U.S government or U.S. government-sponsored enterprises, with an implied guarantee payment of principal and interest.

The remaining CMO/REMICs are backed by agency-pooled collateral or whole loan collateral. All non-agency available-for-sale CMO/REMIC issues held are rated investment grade or better by either Standard & Poor’s or Moody’s, as of September 30, 2011 and December 31, 2010.

Composition of the Fair Value and Gross Unrealized Losses of Securities:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$2,574	$—	$2,574	$—

Available-for-Sale
Government agency	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	79,630	511	—	—	79,630	511
CMO/REMICs—Residential	22,749	67	—	—	22,749	67
Municipal bonds	3,898	87	13,002	360	16,900	447

	$106,277	$665	$13,002	$360	$119,279	$1,025

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Amounts in thousands)
Held-To-Maturity
CMO	$—	$—	$3,143	$401	$3,143	$401

Available-for-Sale
Government agency	$79,635	$214	$—	$—	$79,635	$214
Residential mortgage-backed securities	449,806	6,366	—	—	449,806	6,366
CMO/REMICs—Residential	144,234	1,379	—	—	144,234	1,379
Municipal bonds	225,928	8,844	5,585	899	231,513	9,743

	$899,603	$16,803	$5,585	$899	$905,188	$17,702

The tables above show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010. The Company has reviewed the individual securities to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 – Investment Securities in the notes to the consolidated financial statements. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

During the first nine months of 2011, the Company recognized an other-than-temporary impairment on the held-to-maturity investment security. The credit-impairment loss of $546,000 was recognized as an offset to other operating income.

Loans

At September 30, 2011, we reported total loans, net of deferred loan fees, of $3.46 billion. This represents a decrease of $290.0 million, or 7.73%, from total loans, net of deferred loan fees, of $3.75 billion at December 31, 2010. We attribute the decrease to the following:

•	$45.3 million in note sales related to our former largest borrower.

•	$84.1 million to the non-covered dairy and livestock portfolio.

•	$87.9 million from working down problem assets acquired from SJB.

•	$45.7 million decline in non-covered construction loans.

•	$27.8 million decline in purchased mortgage pool loans.

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

Total loans, net of deferred loan fees, comprise 56.12% of our total earning assets. The following tables present our loan portfolio, excluding held for sale loans, segregated into covered versus non-covered loans, by category as of September 30, 2011 and December 31, 2010.

Table 4—Distribution of Loan Portfolio by Type (Amounts in thousands)

	September 30, 2011
	Non-Covered Loans	Covered Loans	Total
Commercial and Industrial	$475,630	$35,320	$510,950
Real Estate:
Construction	77,364	24,065	101,429
Commercial Real Estate	1,958,287	213,763	2,172,050
SFR Mortgage	188,066	3,584	191,650
Consumer	50,179	8,489	58,668
Municipal lease finance receivables	115,532	271	115,803
Auto and equipment leases, net of unearned discount	16,237	—	16,237
Dairy and Livestock	292,049	—	292,049
Agribusiness	2,136	46,491	48,627

Gross Loans	$3,175,480	$331,983	$3,507,463

Less: Purchase Accounting Discount	—	(51,646)	(51,646)
Less: Deferred net loan fees	(5,115)	—	(5,115)

Gross loans, net of deferred loan fees	$3,170,365	$280,337	$3,450,702
Less: Allowance for credit losses	(95,528)	—	(95,528)

Net Loans	$3,074,837	$280,337	$3,355,174

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.01%

	December 31, 2010
	Non-Covered Loans	Covered Loans	Total

Commercial and Industrial	$460,399	$39,587	$499,986
Real Estate:
Construction	138,980	84,498	223,478
Commercial Real Estate	1,980,256	292,014	2,272,270
SFR Mortgage	218,467	5,858	224,325
Consumer	56,747	10,624	67,371
Municipal lease finance receivables	128,552	576	129,128
Auto and equipment leases, net of unearned discount	17,982	—	17,982
Dairy and Livestock	376,143	—	376,143
Agribusiness	1,686	55,618	57,304

Gross Loans	$3,379,212	$488,775	$3,867,987

Less: Purchase Accounting Discount	—	(114,763)	(114,763)
Less: Deferred net loan fees	(5,484)	—	(5,484)

Gross loans, net of deferred loan fees	$3,373,728	$374,012	$3,747,740
Less: Allowance for credit losses	(105,259)	—	(105,259)

Net Loans	$3,268,469	$374,012	$3,642,481

Allowance for Credit Losses as a % of Loans, net of deferred loan fees	3.12%

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

Our loan portfolio is from a variety of areas throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of September 30, 2011.

	September 30, 2011
	Total Non-Covered Loans		Non-Covered Commercial Real Estate Loans

Non-Covered
Loans by Market Area	(amounts in thousands)
Los Angeles County	$1,104,542	34.8%	$712,658	36.4%
Inland Empire	619,947	19.5%	534,821	27.3%
Central Valley	565,192	17.8%	338,997	17.3%
Orange County	483,430	15.2%	199,598	10.2%
Other Areas	402,369	12.7%	172,213	8.8%

	$3,175,480	100.0%	$1,958,287	100.0%

	$00000.00	$00000.00	$00000.00	$00000.00
	September, 2011
Covered Loans	Total Covered Loans		Covered Commercial Real Estate Loans
Loans by Market Area
	(amounts in thousands)
Los Angeles County	$5,588	1.7%	$2,922	1.3%
Inland Empire	2,899	0.9%	142	0.1%
Central Valley	287,881	86.7%	185,299	86.7%
Other Areas (1)	35,615	10.7%	25,400	11.9%

	$331,983	100.0%	$213,763	100.0%

Of concern in the current credit and economic environments is our real estate and real estate construction loans. Our real estate loans are comprised of single-family residences, multifamily residences, industrial, office and retail. We strive to have a maximum loan-to-value ratio of 75%. This table breaks down our real estate portfolio, with the exception of construction loans, which are discussed in greater detail below.

	$0000.00	$0000.00	$0000.00	$0000.00
	September 30, 2011
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Non-Covered Real Estate Loans
(amounts in thousands)
Single Family-Direct	$45,689	2.1%	100.0%	$200
Single Family-Mortgage Pools	142,377	6.6%	100.0%	293
Multifamily	120,346	5.6%	0.0%	1,065
Industrial	617,247	28.9%	36.7%	884
Office	361,264	16.8%	28.8%	966
Retail	290,077	13.5%	11.8%	1,229
Medical	142,197	6.6%	36.6%	1,756
Secured by Farmland	158,771	7.4%	100.0%	2,089
Other	268,385	12.5%	49.1%	1,087

	$2,146,353	100.0%	41.7%	845

(1)	Represents percentage of reported owner-occupied in each real estate loan category

In the table above, Single Family-Direct represents those single-family residence loans that we have made directly to our customers. These loans total $45.7 million. In addition, we have purchased pools of reported owner-occupied single-family loans from real estate lenders, Single Family-Mortgage Pools, totaling $142.4 million. These loans were purchased with FICO scores predominantly ranging from 700 to over 800 and original loan-to-value ratios of 60% to 80%. These pools were purchased to diversify our loan portfolio since we make few single-family loans. Due to market conditions, we have not purchased any mortgage pools since August 2007.

The table below provides a breakdown of our covered real estate loans.

	September 30, 2011
Covered Real Estate Loans	Loan Balance	Percent	Average Loan Balance
(amounts in thousands)
Single Family-Direct	$3,584	1.6%	$119
Multifamily	2,218	1.0%	1,109
Industrial	40,690	18.7%	636
Office	26,979	12.4%	562
Retail	28,999	13.3%	763
Medical	24,039	11.1%	1,145
Secured by Farmland	3,763	1.7%	627
Secured by Hotels	41,935	19.4%	2,995
Church Loans	12,788	5.9%	984
Other	32,352	14.9%	610

	$217,347	100.0%	752

As of September 30, 2011, the Company had $101.4 million in construction loans, both non-covered and covered. This represents 2.89% of gross loans outstanding of $3.5 billion. The following table presents a break-down of our non-covered construction loans excluding held for sale loans by county and type.

	September 30, 2011
Non-Covered	SFR & Multifamily
Construction Loans (Amounts in thousands)	Land Development		Construction		Total

Los Angeles	$—	0.0%	$2,492	66.8%	$2,492	42.9%
Central Valley	2,078	100.0%	—	0.0%	2,078	35.8%
Orange	—	0.0%	—	0.0%	—	0.0%
San Diego	—	0.0%	1,241	33.2%	1,241	21.3%

	$2,078	100.0%	$3,733	100.0%	$5,811	100.0%

Total Non-Performing	$989	47.6%	$—	0.0%	$989	17.0%

	Commercial
	Land Development		Construction		Total

Inland Empire	$1,017	100.0%	$18,147	25.7%	$19,164	26.8%
Los Angeles	—	0.0%	32,694	46.4%	32,694	45.7%
Central Valley	—	0.0%	1,800	2.6%	1,800	2.5%
Other (includes out-of-state)	—	0.0%	17,895	25.4%	17,895	25.0%

	$1,017	100.0%	$70,536	100.1%	$71,553	100.0%

Total Non-Performing	$922	90.7%	$12,857	18.2%	$13,779	19.3%

Of the $77.4 million in non-covered construction loans, $14.8 million, or 19.09% is non-performing. Approximately 7.51%, or $5.8 million, were for single-family residences, residential land loans, and multi-family land development loans. The remaining construction loans, totaling $71.6 million, were related to commercial construction. The average balance of any single construction loan is approximately $2.9 million. Our construction loans are located throughout our marketplace as can be seen in the table above.

The following table presents a break-down of our covered construction loans by county and type.

	September 30, 2011
Covered	SFR & Multifamily
Construction Loans	Land Development		Construction		Total
(amounts in thousands)
Central Valley	$4,271	100.0%	$2,162	46.8%	$6,433	72.4%
Other (includes out-of-state)	—	0.0%	2,457	53.2%	2,457	27.6%

	$4,271	100.0%	$4,619	100.0%	$8,890	100.0%

	Commercial
	Land Development		Construction		Total

Central Valley	$950	100.0%	$13,023	91.6%	$13,973	92.1%
Other (includes out-of-state)	—	0.0%	1,202	8.4%	1,202	7.9%

	$950	100.0%	$14,225	100.0%	$15,175	100.0%

Allowance for Credit Losses

The allowance for credit losses was $95.5 million as of September 30, 2011. This represents a decrease of $9.7 million, or 9.24%, compared to the allowance for credit losses of $105.3 million as of December 31, 2010. Activity in the allowance for credit losses was as follows for the first nine months of 2011 and for the year ended December 31, 2010.

	$00000000.00	$00000000.00
	September, 2011	December 31, 2010

	(Amounts in thousands)
Balance, beginning of year	$105,259	$108,924
Provision charged to operations	7,068	61,200
Loans charged off	(18,600)	(65,524)
Recoveries on loans previously charged off	1,801	659

Balance, end of period	$95,528	$105,259

Non-performing Assets (Non-Covered)

We had non-covered non-performing assets of $81.2 million at September 30, 2011. Non-performing assets represent 2.55% of total loans and OREO and 1.24% of total assets at September 30, 2011. We had non-performing assets of $162.3 million at December 31, 2010. Non-performing assets include non-accrual loans plus other real estate owned (foreclosed property).

	$0000.00	$0000.00
TABLE 5 - Non-Performing Assets (Non-covered)	September 30, 2011	December 31, 2010

	(Amounts in thousands)
Non-accrual loans	$41,676	$84,050
Restructured loans (non-performing)	23,536	72,970
Other real estate owned (OREO), net	15,956	5,290

Total non-performing assets	$81,168	$162,310

Restructured loans (performing)	$32,209	$13,274

Percentage of non-performing assets to total loans outstanding & OREO	2.55%	4.80%

Percentage of non-performing assets to total assets	1.24%	2.52%

We had loans with a balance of $97.4 million classified as impaired at September 30, 2011. This balance includes the non-performing loans of $65.2 million and loans which were restructured in a troubled debt restructuring with a balance of $55.7 million, of which $23.5 million are non-performing and $32.2 million are performing, as of September 30, 2011. Of the $23.5 million in non-performing TDRs, $1.1 million are not paying in accordance with the modified terms at September 30, 2011 and the remaining $22.4 million have either not demonstrated repayment performance for a sustained period and/or we have not received all necessary documents to determine the borrower’s ability to meet all future principal and interest payments under the modified terms. At December 31, 2010, we had impaired loans with a balance of $170.3 million. The decrease in impaired loans of $72.9 million is primarily due to the sale of loans related to our former largest borrowing relationship as well as transfers to OREO. Impaired loans measured 3.07% of total non-covered loans as of September 30, 2011.

Of the total impaired loans, $66.3 million were considered collateral dependent and measured using the fair value of the collateral based on current appraisals (obtained within 1 year). The amount of impaired loans measured using the present value of expected future cash flows discounted at the loans effective rate were $31.1 million.

At September 30, 2011 and December 31, 2010, impaired loans of $32.2 million and $13.3 million were classified as accruing restructured loans, respectively. $17.1 million of the $18.9 million increase in performing TDRs is due to two commercial real estate loans that emerged out of bankruptcy court and are now paying in accordance with the terms approved by the court. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date. A performing restructured loan is reasonably assured of repayment and is performing according to the modified terms.

At September 30, 2011 and December 31, 2010, there was $152,000 and zero of related allowance on TDRs, respectively. Total charge-offs on TDRs for the nine months ended September 30, 2011 and for the twelve months ended December 31, 2010 were $13.1 million and $44.4 million, respectively.

We have not restructured loans into multiple loans in what is typically referred to as an A/B note structure where normally the A note meets current underwriting standards and the B note is typically immediately charged-off upon restructuring.

As of September 30, 2011, we had $16.0 million in non-covered OREO compared to $5.3 million as of December 31, 2010, an increase of $10.7 million. This was primarily due to the transfer of $13.9 million from non-performing loans during the first nine months of 2011 offset by the sales of existing OREO properties of $2.8 million and write-downs of OREO of $449,000.

The table below provides trends in our non-covered non-performing assets and delinquencies over the past year.

Non-Performing Assets & Delinquency Trends (Non-Covered Loans) (Amounts in thousands)
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Non-Performing Loans
Residential Construction and Land	$989	$1,080	$4,001	$4,090	$5,085
Commercial Construction and Land	13,779	23,953	39,976	60,591	71,428
Residential Mortgage	18,792	17,786	18,425	17,800	14,543
Commercial Real Estate	25,454	24,731	34,950	64,859	56,330
Commercial and Industrial	3,277	4,649	7,542	3,936	6,067
Dairy & Livestock	2,574	2,672	2,996	5,207	5,176
Consumer	347	179	260	537	242

Total	$65,212	$75,050	$108,150	$157,020	$158,871

% of Total Loans	2.06%	2.35%	3.33%	4.65%	4.65%

Past Due 30-89 Days
Residential Construction and Land	$—	$—	$—	$—	$—
Commercial Construction and Land			1,492	—	—
Residential Mortgage	—	460	993	2,597	2,779
Commercial Real Estate	806	2,590	898	3,194	1,234
Commercial and Industrial	1,145	740	239	3,320	2,333
Dairy & Livestock	—	—	—	—	1,406
Consumer	—	91	9	29	494

Total	$1,951	$3,881	$3,631	$9,140	$8,246

% of Total Loans	0.06%	0.12%	0.11%	0.27%	0.24%

OREO
Residential Construction and Land	$—	$—	$—	$—	$11,113
Commercial Construction and Land	8,580	7,117	2,709	2,709	2,709
Commercial Real Estate	7,376	6,314	3,322	2,581	3,220
Commercial and Industrial	—	—	209	—	—
Residential Mortgage	—	287	—	—	345
Consumer	—	—	—	—	—

Total	$15,956	$13,718	$6,240	$5,290	$17,387

Total Non-Performing, Past Due & OREO	$83,119	$92,649	$118,021	$171,450	$184,504

% of Total Loans	2.62%	2.90%	3.63%	5.08%	5.40%

We had $65.2 million in non-covered non-performing loans at September 30, 2011, or 2.06% of total non-covered loans. This compares to $157.0 million in non-performing loans at December 31, 2010 and $158.9 million in non-performing loans at September 30, 2010. Six customer relationships make up $31.7 million, or 48.57%, of our non-performing loans at September 30, 2011. Four of these customer relationships are commercial real estate developers and/or owners and the primary collateral for these loans is commercial real estate properties. Two of the customer relationships are in the dairy and livestock industry, and the collateral is primarily the dairy farm property and the dairy livestock. These six customer relationships have had total charge-offs of $9.2 million and have $2.3 million of related allowance at September 30, 2011.

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

Non-Performing Assets-Covered

Loans acquired through the SJB acquisition are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-performing loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2011, there are no covered loans considered as non-performing as described above. We have twenty properties in covered OREO totaling $14.2 million as of September 30, 2011 compared to seventeen properties totaling $11.3 million at December 31, 2010.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits from our customer base. The ability to grow the customer base and subsequently deposits is a crucial element in the performance of the Company.

At September 30, 2011, total deposits were $4.59 billion, representing an increase of $70.3 million, or 1.56%, from total deposits of $4.52 billion at December 31, 2010. The composition of deposits is as follows:

	September 30, 2011		December 31, 2010
	(Amounts in thousands)
Non-interest bearing deposits
Demand deposits	$1,977,137	43.1%	$1,701,523	37.7%
Interest bearing deposits
Savings Deposits	1,767,108	38.5%	1,727,432	38.2%
Time deposits	844,899	18.4%	1,089,873	24.1%

Total deposits	$4,589,144	100.0%	$4,518,828	100.0%

The amount of non-interest-bearing demand deposits in relation to total deposits is an integral element in achieving a low cost of funds. Demand deposits totaled $1.98 billion at September 30, 2011, representing an increase of $275.6 million, or 16.20%, from total demand deposits of $1.70 billion at December 31, 2010. Non-interest-bearing demand deposits represented 43.08% of total deposits as of September 30, 2011 and 37.65% of total deposits as of December 31, 2010.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $1.77 billion at September 30, 2011, representing a decrease of $39.7 million, or 2.30%, from savings deposits of $1.73 billion at December 31, 2010.

Time deposits totaled $844.9 million at September 30, 2011. This represented a decrease of $245.0 million, or 22.48%, from total time deposits of $1.09 billion at December 31, 2010.

Other Borrowed Funds

To achieve the desired growth in earning assets and to fully utilize our capital, we first pursue non-interest-bearing deposits (the lowest cost of funds to the Company). Next, we pursue interest-bearing deposits and finally we supplement the growth in deposits with borrowed funds. Average borrowed funds, as a percent of average total funding (total deposits plus demand notes plus borrowed funds) was 19.45% for the nine months ending September 30, 2011, as compared to 23.11% for the nine months ending December 31, 2010.

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

In November 2006, we began a repurchase agreement product with our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day. These repurchase agreements are with customers who have other banking relationships with us. As of September 30, 2011 and December 31, 2010, total customer repurchases were $485.3 million and $542.2 million, respectively, with weighted average interest rates of 0.36% and 0.55%, respectively.

We entered into borrowing agreements with the Federal Home Loan Bank (“FHLB”). We had outstanding balances of $548.6 million under these agreements at September 30, 2011 and $548.4 million at December 31, 2010. The weighted average interest rate was 3.71% at both September 30, 2011 and December 31, 2010. The FHLB holds certain investment securities and loans as collateral for these borrowings.

The Company has an agreement, known as the Treasury Tax & Loan (“TT&L”) Note Option Program, with the Federal Reserve Bank and the U.S. Department of Treasury in which federal tax deposits made by depositors can be held until called (withdrawn) by the U.S. Department of Treasury. The maximum amount of accumulated federal tax deposits allowable to be held, as set forth in the agreement, is $15.0 million. On September 30, 2011 and December 31, 2010 the amounts held by the Bank in the TT&L Note Option Program were $1.9 million, collateralized by securities. Amounts are payable on demand.

Through the acquisition of FCB in June 2007, we acquired $5 million in junior subordinated debt. This debt was redeemed in July, 2011.

At September 30, 2011, borrowed funds totaled $1.04 billion, representing a decrease of $61.7 million, or 5.62%, from total borrowed funds of $1.10 billion at December 31, 2010.

Aggregate Contractual Obligations

The following table summarizes our contractual commitments as of September 30, 2011:

	Total	Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	(amounts in thousands)
Deposits	$4,589,144	$4,571,111	$13,857	$785	$3,391
Customer Repurchase Agreements	485,273	485,273	—	—	—
FHLB and Other Borrowings	550,524	1,930	100,000	250,000	198,594
Junior Subordinated Debentures	115,055	—	—	—	115,055
Deferred Compensation	8,758	803	1,594	1,324	5,037
Operating Leases	23,545	5,379	8,108	5,450	4,608
Advertising Agreements	7,967	1,583	2,531	1,879	1,974

Total	$5,780,266	$5,066,079	$126,090	$259,438	$328,659

Deposits represent non-interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.

Repurchase agreements represent amounts due to customers.

FHLB borrowings represent the amounts that are due to the Federal Home Loan Bank. These borrowings have fixed maturity dates. Other borrowings represent the amounts of TT&L.

Junior subordinated debentures represent the amounts that are due from the Company to CVB Statutory Trust I, CVB Statutory Trust II & CVB Statutory Trust III. The debentures have the same maturity as the Trust Preferred Securities. CVB Statutory Trust I, which matures in 2033, became callable in whole or in part in December 2008. CVB Statutory Trust II, which matures in 2034, became callable in whole or in part in January 2009. CVB Statutory Trust III, which matures in 2036, will become callable in whole or in part in March 2011. It also represents FCB Capital Trust II which matures in 2033 and became callable in 2008. We have not called any of our debentures as of September 30, 2011.

Deferred compensation primarily represents the amounts that are due to former employees’ salary continuation agreements as a result of acquisitions and compensation deferred by various members of management Operating leases represent the total minimum lease payments under noncancelable operating leases. Advertising agreements represent the amounts that are due on various agreements that provide advertising benefits to the Company.

Off-Balance Sheet Arrangements

At September 30, 2011, we had commitments to extend credit of approximately $593.4 million and obligations under letters of credit of $64.6 million and available lines of credit totaling $1.87 billion from correspondent banks, FHLB and the Federal Reserve Bank. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Company has a reserve for undisbursed commitments of $9.6 million as of September 30, 2011 and $10.5 million as of December 31, 2010.

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

The following table summarizes the off-balance sheet arrangements at September 30, 2011:

	Total	Maturity by Period
		Less Than One Year	One Year to Three Years	Four Year to Five Years	After Five Years
	( Amounts in thousands )
Commitment to extend credit	$593,379	$436,683	$74,584	$5,910	$76,202
Obligations under letters of credit	64,614	48,676	15,738	200	—

Total	$657,993	$485,359	$90,322	$6,110	$76,202

Liquidity and Cash Flow

Since the primary sources and uses of funds for the Company are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of the Company’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant we are on the loan portfolio to provide for short-term liquidity needs. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio the less liquid are the Company’s assets. For the first nine months of 2011, the loan to deposit ratio averaged 78.78%, compared to an average ratio of 87.06% for the same period in 2010. The ratio of loans to deposits and customer repurchases averaged 70.41% for the first nine months of 2011 and 77.30% for the same period in 2010.

CVB Financial Corp. (“CVBF”) is a company separate and apart from the Bank that must provide for its own liquidity and must service its own obligations. Substantially all of CVBF’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVBF. In addition, our regulators could limit the ability of the Bank or the Company to pay dividends or make other distributions. At September 30, 2011, approximately $99.9 million of the Bank’s equity was unrestricted and available to be paid as dividends to CVBF. Management of CVBF believes that such restrictions will not have an impact on the ability of CVBF to meet its ongoing cash obligations.

Sources of funds normally include principal payments on loans and investments, other borrowed funds, and growth in deposits. Uses of funds include withdrawal of deposits, interest paid on deposits, increased loan balances, purchases, and other operating expenses.

Net cash provided by operating activities totaled $51.9 million for the first nine months of 2011, compared to $69.0 million for the same period last year. The decrease in cash provided by operating activities is primarily attributed to a decrease in interest and dividends received and an increase in income taxes paid offset by a decrease in interest paid and cash paid to vendors and employees

Net cash provided by investing activities totaled $17.1 million for the first nine months of 2011, compared to net cash provided by investing activities of $445.1 million for the same period in 2010. The cash provided by investing activities was primarily the result of a decrease in loans during the first nine months of 2011, offset by purchases, repayments and maturities of investment securities and proceeds from FDIC shared-loss agreements.

Net cash used by financing activities totaled $30.3 million for the first nine months of 2011, compared to $322.4 million for the same period last year. The cash used by financing activities during the first nine months of 2011 was primarily due to a decrease in time deposits, cash dividends paid on common stock, repayment of FCB subordinated debt, and repurchase of common stock, partially offset by an increase in transaction deposits. The cash used during the first nine months of 2010 was primarily due to increases in deposits offset by repayment of FHLB advances and other borrowings

At September 30, 2011, cash and cash equivalents totaled $442.9 million. This represented a decrease of $196.9 million, or 80.00%, from a total of $296.3 million at September 30, 2010 and an increase of $38.7 million, or 9.56%, from a total of $404.3 million at December 31, 2010.

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

The Bank and the Company are required to meet risk-based capital standards set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least 4.0% must be Tier 1 capital). In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 risk-based capital ratio equal to or greater than 6%, a total risk-based capital ratio equal to or greater than 10% and a Tier 1 leverage ratio equal to or greater than 5%. At September 30, 2011, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes.

The Company’s equity capital was $699.9 million at September 30, 2011. This represented an increase of $56.0 million, or 8.70%, from equity capital of $643.9 million at December 31, 2010. The Company’s 2010 Annual Report on Form 10-K (Management’s Discussion and Analysis and Note 18 of the accompanying financial statements) describes the regulatory capital requirements of the Company and the Bank.

During the first nine months of 2011, the Board of Directors of the Company declared quarterly common stock cash dividends that totaled $0.255 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVBF’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve Bank and covenants set forth in various agreements we are a party to including covenants set forth in our junior subordinated debentures.

In July 2008, our Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock. During the third quarter of 2011, we repurchased 1,502,503 shares of common stock at the average price of $7.83. As of September 30, 2011, we have 7,897,497 shares of our common stock remaining that are eligible for repurchase.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios as of September 30, 2011, and December 31, 2010.

Table 6 - Regulatory Capital Ratios

	Adequately Capitalized Ratios	Well Capitalized Ratios	September 30, 2011		December 31, 2010
Capital Ratios			Company	Bank	Company	Bank
Risk-based capital ratios:
Tier I	4.00%	6.00%	17.6%	17.4%	16.6%	16.6%
Total	8.00%	10.00%	18.8%	18.7%	18.0%	17.8%
Leverage ratio	4.00%	5.00%	11.2%	11.0%	10.6%	10.5%
Tangible Capital Ratio			9.9%	11.5%	9.1%	10.8%

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

Loans are risk rated into the following categories: Pass, Pass Watch List, Special Mention, Substandard, Doubtful, and Loss. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our allowance for losses. The Impaired and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formula used to determine the needed allowance amount.

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

Table 7 presents a comparison of net credit losses, the provision for credit losses, and the resulting allowance for credit losses for the nine months ended September 30, 2011 and 2010.

TABLE 7 - Summary of Credit Loss Experience

	As of and for nine months ended September 30,
	2011	2010
	(Amounts in thousands)
Amount of Total Non-Covered Loans at End of Period (1)	$3,170,365	$3,418,980

Average Total Non-Covered Loans Outstanding (1)	$3,237,902	$3,510,218

Allowance for Credit Losses at Beginning of Period	$105,259	$108,924

Non-Covered Loans Charged-Off:
Construction	7,976	16,620
Real Estate	4,945	30,232
Commercial and Industrial	1,275	4,836
Dairy & Livestock	3,291	360
Consumer, Auto and Other Loans	439	412

Total Non-Covered Loans Charged-Off	17,926	52,460

Non-Covered Loan Recoveries:
Construction	746	100
Real Estate Loans	582	1
Commercial and Industrial	244	182
Dairy & Livestock	39	—
Consumer, Auto and Other Loans	183	65

Total Non-Covered Loans Recovered	1,794	348

Net Non-Covered Loans (Charged-Off)	(16,132)	(52,112)

Provision Charged to Operating Expense	6,401	48,477

Covered Loan Activity:
Covered Loans (Charged-Off)	(674)	(32)
Covered Loans Recovered	7	9
Provision Charged to Operating Expense	667	23

Net Covered Loan Activity	—	—

Allowance for Credit Losses at End of period	$95,528	$105,289

Net Loans Charged-Off to Average Non-Covered Loans	0.50%	1.48%
Net Loans Charged-Off to Non-Covered Loans at End of Period	0.51%	1.52%
Allowance for Credit Losses to Average Non-Covered Loans	2.95%	3.00%
Allowance for Credit Losses to Non-Covered Loans at End of Period	3.01%	3.08%
Net Non-Covered Loans Charged-Off to Allowance for Credit Losses	16.89%	49.52%
Net Non-Covered Loans Charged-Off to Provision for Credit Losses	252.02%	107.49%

(1)	Net of deferred loan origination fees.

While we believe that the allowance at September 30, 2011, was appropriate to absorb losses from any known or inherent risks in the portfolio, no assurance can be given that economic conditions, conditions of our borrowers, or natural disasters which adversely affect the Company’s service areas or other circumstances or conditions, including those identified above, will not be reflected in increased provisions or credit losses in the future.

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

•

We have no significant exposure to our Cash Surrender Value of Life insurance since 97.5% of the Cash Surrender Value balance is with insurance companies that carry an AM Best rating of A- or greater and only one company has a B+ rating

•

We have $423.0 million in Fed Funds lines of credit with other banks. All of these banks are major U.S. banks, each with over $20.0 billion in assets. We rely on these funds for overnight borrowings. We currently have no outstanding Fed Funds balance.

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

Approximately $1.50 billion, or 68%, of the total investment portfolio at September 30, 2011 consisted of securities backed by mortgages. The final maturity of these securities can be affected by the speed at which the underlying mortgages repay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, we may be subject to a “prepayment risk” resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, we may be subject to “extension risk” resulting from lesser amounts available for reinvestment at a time when available yields are higher. Prepayment risk includes the risk associated with the payment of an investment’s principal faster than originally intended. Extension risk is the risk associated with the payment of an investment’s principal over a longer time period than originally anticipated. In addition, there can be greater risk of price volatility for mortgage-backed securities as a result of anticipated prepayment or extension risk.

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

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2011:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 200 basis points	(1.80%)
- 100 basis points	0.55%

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

There is no single or primary source of compliance risk. It is inherent in every activity. Frequently, it blends into operational risk and transaction risk. A portion of this risk is sometimes referred to as legal risk. This is not limited solely to risk from failure to comply with consumer protection laws; it encompasses all laws, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of banking, traditional and non-traditional.

Our Risk Management Policy and Program and the Code of Ethical Conduct are the cornerstone for controlling compliance risk. An integral part of controlling this risk is the proper training of associates. The Chief Risk Officer is responsible for developing and executing a comprehensive compliance training program. The Chief Risk Officer will ensure that each associate is provided with adequate training relevant to their job function to ensure compliant with banking laws and regulations.

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

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to ensure that our associates are adhering to established policies and procedures. The Chief Risk Officer will notify the appropriate department head and the Management Compliance Committee, the Audit Committee and the Risk Management Committee of any exceptions noted. The branch or department that is the subject of the review will be required to respond to the findings and correct any noted exceptions.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, all complaints are given prompt attention. Our Risk Management Policy and Program includes provisions on how customer complaints are to be addressed. The Chief Risk Officer reviews all formal complaints to determine if a significant compliance risk exists and communicates those findings to the Risk Management Committee.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of September 30, 2011, the Company does not have any significant litigation reserves.

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

On March 7, 2011, the Jacksonville Fund filed a consolidated complaint naming the same defendants and alleging violations by all defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Exchange Act. Specifically, the complaint alleges that defendants misrepresented and failed to disclose conditions adversely affecting the Company throughout the purported class period, which is alleged to be between October 21, 2009 and August 9, 2010. The complaint seeks compensatory damages and other relief in favor of the purported class. On May 13, 2011, defendants filed a motion to dismiss the consolidated complaint. Following the filing by each side of supplemental motions and memoranda, the District Court conducted a hearing on August 29, 2011, and the parties are awaiting the judge’s ruling on the motion to dismiss.

On February 28, 2011, a purported shareholder derivative complaint was filed in an action captioned Sanderson v. Borba, et al., Case No. CIVRS1102119, in California State Superior Court in San Bernardino County. The complaint names as defendants the members of our board of directors and also refers to unnamed defendants allegedly responsible for the conduct alleged. The Company is included as a nominal defendant. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement and corporate waste. Specifically, the complaint alleges, among other things, that defendants engaged in accounting manipulations in order to falsely portray the Company’s financial results in connection with its commercial real estate portfolio. Plaintiff seeks compensatory and exemplary damages to be paid by the defendants and awarded to the Company, as well as other relief. On

June 20, 2011, defendants filed a demurrer requesting dismissal of the derivative complaint. Following the filing by each side of additional motions, the parties filed a notice on September 30, 2011 to postpone the Court’s hearing on the defendants’ demurrer until January 12, 2012.

Because we are in the early stages of these proceedings, we cannot predict any range of loss or even if any loss is probable related to the actions described above.

ITEM 1A.	RISK FACTORS

Except for the following two paragraphs, there were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” in this Quarterly Report on Form 10-Q.

From time to time, global or national financial events or developments could result in economic uncertainty, cause volatility in global stock markets, and/or have a significant impact on economic conditions, including the credit risk and interest rate risk environments, which in turn could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Examples of recent global and national events and developments that could have one or more of the impacts or effects described above may include Standard & Poor’s recent decision to downgrade the U.S. Government’s credit rating (and the possibility of similar actions by other statistical rating agencies), and uncertainty and possible economic turmoil resulting from concerns about government debt levels, currency values and the risk of economic contraction in Europe. These events could create global or national financial dislocation, and cause the interest rates on our borrowings and our cost of capital to fluctuate significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans and other obligations as they become due and our ability to continue to originate assets on favorable terms. Any such adverse consequences could also result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease. In addition, there may be other events and developments, similar in consequence or concern, that we cannot currently predict and whose current or future impact or effect on the Company and the Bank cannot be precisely quantified.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. We are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attaches are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Any compromise of our security could result in a violation of privacy or other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock. We authorized this repurchase program on July 16, 2008. There is no expiration date for our current stock repurchase program. During the third quarter of 2011, we repurchased 1,502,503 shares of common stock at the average price of $7.83. As of September 30, 2011, we have 7,897,497 shares of our common stock available for future repurchase under the Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extention Schema Document

101.CAL*	XBRL Taxonomy Extention Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extention Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extention Label Linkbase Document

101.PRE*	XBRL Taxonomy Extention Presentation Linkbase Document

*	Attached as Exhibits 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: November 9, 2011

/s/ Richard C. Thomas
Duly Authorized Officer and
Chief Financial Officer